Form 10-Q
period 2020-03-31
New Residential Investment Corp.
filed 2020-05-11
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission File Number: 001-35777

New Residential Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1345 Avenue of the Americas	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(212)	798-3150
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NRZ	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR C	New York Stock Exchange
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
Common stock, $0.01 par value per share: 415,649,214 shares outstanding as of May 8, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;

•	changes in general economic conditions, in our industry and in the commercial finance and real estate markets, including the impact on the value of our assets;

•	changes to our business and investment strategy;

•	our ability to obtain and maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;

•	how COVID-19 may affect us, our operations and personnel;

•
the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and related funding for servicing advances, the sources, adequacy and availability of financing to fund advances;

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

•
our counterparty concentration and default risks in Nationstar Mortgage LLC (d/b/a Mr. Cooper, “Mr. Cooper”), LoanCare, LLC (“LoanCare”), OneMain Holdings, Inc. (“OneMain”), PHH Mortgage Corporation (“PHH”) and other third parties;

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

•	the risks related to our origination and servicing operations;

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Business-Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Investments in:
Excess mortgage servicing rights (“MSRs”), at fair value	$363,932	$379,747
Excess mortgage servicing rights, equity method investees, at fair value	119,609	125,596
Mortgage servicing rights, at fair value	3,934,384	3,967,960
Mortgage servicing rights financing receivables, at fair value	1,604,431	1,718,273
Servicer advance investments, at fair value(A)	515,574	581,777
Real estate and other securities, available-for-sale (amortized cost $2,591,656 and $18,782,175 at March 31, 2020 and December 31, 2019, respectively; allowance for credit losses $44,149 at March 31, 2020)	2,479,603	19,477,728
Residential mortgage loans, held-for-investment(A) (includes $824,183 and $484,443 at fair value at March 31, 2020 and December 31, 2019, respectively)	824,183	925,706
Residential mortgage loans, held-for-sale	1,264,533	1,429,052
Residential mortgage loans, held-for-sale, at fair value	3,283,973	4,613,612
Consumer loans, held-for-investment(A) ($780,821 and $0 held at fair value at March 31, 2020 and December 31, 2019, respectively)	780,821	827,545
Cash and cash equivalents(A)	360,453	528,737
Restricted cash	147,435	162,197
Servicer advances receivable	3,072,863	3,301,374
Trades receivable	3,293,976	5,256,014
Deferred tax asset, net	176,238	8,669
Other assets (includes $197,715 and $172,336 in residential mortgage loan subject to repurchase at March 31, 2020 and December 31,2019, respectively)	1,971,467	1,559,467
	$24,193,475	$44,863,454
Liabilities and Equity
Liabilities
Repurchase agreements	$10,814,130	$27,916,225
Notes and bonds payable (includes $272,292 and $659,738 at fair value at March 31, 2020 and December 31, 2019, respectively)(A)	7,014,579	7,720,148
Trades payable	20,913	902,081
Due to affiliates	17,216	103,882
Dividends payable	28,033	211,732
Accrued expenses and other liabilities(A) (includes $197,715 and $172,336 in residential mortgage loans repurchase liabilities at March 31, 2020 and December 31,2019, respectively)	968,140	773,126
	18,863,011	37,627,194
Commitments and Contingencies
Equity
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
7.50% Series A Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 6,210,000 and 6,210,000 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	150,026	150,026
7.125% Series B Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 11,300,000 and 11,300,000 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	273,418	273,418
6.375% Series C Preferred Stock, $0.01 par value, 16,100,000 shares authorized, 16,100,000 and 0 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	389,548	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,649,214 and 415,520,780 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,157	4,156
Additional paid-in capital	5,500,308	5,498,226
Retained earnings (accumulated deficit)	(1,059,706)	549,733
Accumulated other comprehensive income (loss)	6,135	682,151
Total New Residential stockholders’ equity	5,263,886	7,157,710
Noncontrolling interests in equity of consolidated subsidiaries	66,578	78,550
Total Equity	5,330,464	7,236,260
	$24,193,475	$44,863,454

(A)	See Note 13 regarding consolidated VIEs.
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income	$402,373	$438,867
Interest expense	216,855	212,832
Net Interest Income	185,518	226,035

Impairment
Provision (reversal) for credit losses on securities	44,149	7,516
Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”)	100,496	5,280
	144,645	12,796

Net interest income after impairment	40,873	213,239
Servicing revenue, net of change in fair value of $(649,375) and $(56,910), respectively	(289,115)	165,853
Gain on originated mortgage loans, held-for-sale, net	179,698	67,170
Other Income
Change in fair value of investments in excess mortgage servicing rights	(11,024)	4,627
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(457)	2,612
Change in fair value of investments in mortgage servicing rights financing receivables	(104,111)	(36,379)
Change in fair value of servicer advance investments	(18,749)	7,903
Change in fair value of investments in real estate and other securities	(86,792)	6,679
Change in fair value of investments in residential mortgage loans	(265,244)	9,214
Change in fair value of derivative instruments	(39,982)	(25,760)
Gain (loss) on settlement of investments, net	(799,572)	(43,168)
Earnings from investments in consumer loans, equity method investees	—	4,311
Other income (loss), net	(76,730)	5,995
	(1,402,661)	(63,966)
Operating Expenses
General and administrative expenses	206,363	98,940
Management fee to affiliate	21,721	17,960
Incentive compensation to affiliate	—	12,958
Loan servicing expense	7,853	9,603
Subservicing expense	66,981	40,926
	302,918	180,387

Income (Loss) Before Income Taxes	(1,774,123)	201,909
Income tax expense (benefit)	(166,868)	45,997
Net Income (Loss)	$(1,607,255)	$155,912
Noncontrolling Interests in Income of Consolidated Subsidiaries	$(16,162)	$10,318
Dividends on Preferred Stock	$11,222	$—
Net Income (Loss) Attributable to Common Stockholders	$(1,602,315)	$145,594
Net Income (Loss) Per Share of Common Stock
Basic	$(3.86)	$0.37
Diluted	$(3.86)	$0.37
Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,589,155	388,279,931
Diluted	415,589,155	388,601,075

Dividends Declared per Share of Common Stock	$0.05	$0.50

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Comprehensive income (loss), net of tax
Net (loss) income	$(1,607,255)	$155,912
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	34,375	192,353
Reclassification of net realized (gain) loss on securities into earnings	(710,391)	(57,680)
	(676,016)	134,673
Total comprehensive income (loss)	$(2,283,271)	$290,585
Comprehensive income (loss) attributable to noncontrolling interests	$(16,162)	$10,318
Dividends on preferred stock	$11,222	$—
Comprehensive income (loss) attributable to common stockholders	$(2,278,331)	$280,267

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, except per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156		$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13 (See Note 1)		—	—	—		—	13,658	—	13,658	16,795	30,453
Dividends declared on common stock, $0.05 per share	—	—	—	—	—	—	(20,782)	—	(20,782)	—	(20,782)
Dividends declared on preferred stock	—	—	—	—	—	—	(11,222)	—	(11,222)	—	(11,222)
Capital distributions	—	—	—	—		—	—	—	—	(12,605)	(12,605)
Issuance of common stock	—	—	97,394	1		1,582	—	—	1,583	—	1,583
Issuance of preferred stock	16,100,000	389,548	—	—		—	—	—	389,548	—	389,548
Director share grants	—	—	31,040	—		500	—	—	500	—	500
Comprehensive income (loss)
Net income (loss)	—	—	—	—		—	(1,591,093)	—	(1,591,093)	(16,162)	(1,607,255)
Net unrealized gain (loss) on securities	—	—	—	—		—	—	34,375	34,375	—	34,375
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—		—	—	(710,391)	(710,391)	—	(710,391)
Total comprehensive income (loss)									(2,267,109)	(16,162)	(2,283,271)
Balance at March 31, 2020	33,610,000	$812,992	415,649,214	$4,157		$5,500,308	$(1,059,706)	$6,135	$5,263,886	$66,578	$5,330,464

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(207,715)	—	(207,715)	—	(207,715)
Capital contributions	—	—	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	—	—	(11,015)	(11,015)
Issuance of common stock	—	—	46,000,000	460	751,199	—	—	751,659	—	751,659
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Option exercise	—	—	297,096	3	(3)	—	—	—	—	—
Purchase of noncontrolling interests in the Buyer	—	—	—	—	—	—	—	—	—	—
Other dilution	—	—	—	—	—	—	—	—	—	—
Director share grants	—	—	28,152	—	400	—	—	400	—	400
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	145,594	—	145,594	10,318	155,912
Net unrealized gain (loss) on securities	—	—	—	—	—	—	192,353	192,353	—	192,353
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(57,680)	(57,680)	—	(57,680)
Total comprehensive income (loss)								280,267	10,318	290,585
Balance at March 31, 2019	—	$—	415,429,677	$4,155	$5,497,838	$768,592	$551,696	$6,822,281	$89,928	$6,912,209

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net income	$(1,607,255)	$155,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	11,024	(4,627)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	457	(2,612)
Change in fair value of investments in mortgage servicing rights financing receivables	104,111	36,379
Change in fair value of servicer advance investments	18,749	(7,903)
Change in fair value of residential mortgage loans, at fair value, and notes and bonds payable, at fair value	248,202	(8,077)
Change in fair value of investments in real estate and other securities	86,792	(6,679)
(Gain) loss on settlement of investments, net	799,572	43,168
(Gain) loss on sale of originated mortgage loans, net	(179,698)	(67,171)
Earnings from investments in consumer loans, equity method investees	—	(4,311)
Change in fair value of derivative instruments	39,982	25,760
Changes in fair value of contingent consideration	1,614	2,045
Unrealized (gain) loss on consumer loans held-for-investment, at fair value	39,917	—
(Gain) loss on transfer of loans to REO	(2,595)	(4,984)
(Gain) loss on transfer of loans to other assets	241	521
(Gain) loss on Excess MSR recapture agreements	(628)	(307)
(Gain) loss on Ocwen common stock	5,050	(2,786)
Accretion and other amortization	(41,104)	(152,894)
Provision for credit losses on securities	44,149	7,516
Valuation and credit loss provision on loans and real estate owned	100,496	5,280
Non-cash portions of servicing revenue, net	649,375	56,910
Non-cash directors’ compensation	500	400
Deferred tax provision	(166,917)	46,331
Changes in:
Servicer advances receivable	235,685	241,531
Other assets	21,602	(148,797)
Due to affiliates	(86,666)	(73,586)
Accrued expenses and other liabilities	189,283	(6,728)
Other operating cash flows:
Interest received from excess mortgage servicing rights	13,575	5,327
Interest received from servicer advance investments	5,203	7,361
Interest received from Non-Agency RMBS	66,479	69,838
Interest received from residential mortgage loans, held-for-investment	—	12,226
Interest received from consumer loans, held-for-investment	6,013	8,329
Distributions of earnings from excess mortgage servicing rights, equity method investees	387	2,807
Distributions of earnings from consumer loan equity method investees	—	552
Purchases of residential mortgage loans, held-for-sale	(988,183)	(1,328,148)
Origination of residential mortgage loans, held-for-sale	(11,456,291)	(2,010,029)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	13,045,107	2,727,071
Principal repayments from purchased residential mortgage loans, held-for-sale	107,188	73,982
Net cash provided by (used in) operating activities	1,311,416	(300,393)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Investing Activities
Purchase of servicer advance investments	(330,140)	(483,772)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(417,861)	(272,696)
Purchase of Agency RMBS	(5,263,722)	(6,971,839)
Purchase of Non-Agency RMBS	(56,520)	(249,520)
Purchase of real estate owned and other assets	(6,438)	(9,823)
Purchase of investment in consumer loans, equity method investees	—	(23,442)
Draws on revolving consumer loans	(11,002)	(15,241)
Payments for settlement of derivatives	(60,554)	(48,769)
Return of investments in excess mortgage servicing rights	4,934	16,445
Return of investments in excess mortgage servicing rights, equity method investees	5,143	4,569
Return of investments in consumer loans, equity method investees	—	13,967
Principal repayments from servicer advance investments	354,302	529,616
Principal repayments from Agency RMBS	740,043	74,037
Principal repayments from Non-Agency RMBS	260,221	330,185
Principal repayments from residential mortgage loans	31,272	27,970
Proceeds from sale of residential mortgage loans	387	34,494
Principal repayments from consumer loans	55,201	68,948
Proceeds from MSRs and MSR financing receivables	22,217	—
Proceeds from sale of mortgage servicing rights	8,504	—
Proceeds from sale of mortgage servicing rights financing receivables	3,708	6,913
Proceeds from sale of excess mortgage servicing rights	117	—
Proceeds from sale of Agency RMBS	20,191,706	3,911,838
Proceeds from sale of Non-Agency RMBS	1,069,493	228,000
Proceeds from settlement of derivatives	23,899	36,362
Proceeds from sale of real estate owned	35,914	38,825
Net cash provided by (used in) investing activities	16,660,824	(2,752,933)

Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Financing Activities
Repayments of repurchase agreements	(93,283,204)	(40,803,763)
Margin deposits under repurchase agreements and derivatives	(2,674,807)	(841,807)
Repayments of notes and bonds payable	(2,167,435)	(2,210,352)
Deferred financing fees	—	(115)
Common stock dividends paid	(207,760)	(184,552)
Preferred Stock Dividend paid	(7,943)	—
Borrowings under repurchase agreements	76,181,064	43,688,820
Return of margin deposits under repurchase agreements and derivatives	2,147,596	701,370
Borrowings under notes and bonds payable	1,478,677	2,057,042
Issuance of preferred stock	389,548	—
Issuance of common stock	1,655	752,112
Costs related to issuance of common stock	(72)	(453)
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(12,605)	(11,015)
Payment of contingent consideration	—	—
Net cash provided by (used in) financing activities	(18,155,286)	3,147,287

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(183,046)	93,961

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	690,934	415,078

Cash, Cash Equivalents, and Restricted Cash, End of Period	$507,888	$509,039

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$198,437	$194,241
Cash paid during the period for income taxes	84	79
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$20,782	$207,715
Preferred dividends declared but not paid	7,250	—
Purchase of investments, primarily Agency RMBS, settled after quarter-end	20,913	206,638
Sale of investments, primarily Non-Agency RMBS, settled after quarter-end	3,293,976	7,049,723
Transfer from residential mortgage loans to real estate owned and other assets	16,304	29,058
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	—	33,134
MSR purchase price holdback	18,534	(289)
Real estate securities retained from loan securitizations	482,444	96,799
Residential mortgage loans subject to repurchase	197,715	140,135
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 for the purpose of making real estate related investments and commenced operations on December 8, 2011. New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets. New Residential is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 18 - Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

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

NewRez currently originates, sells and securitizes, or has in the past originated, sold, and securitized, conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured (Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals.

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

As of March 31, 2020, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of March 31, 2020. In addition, Fortress, through its affiliates, held options relating to approximately 10.9 million shares of New Residential’s common stock as of March 31, 2020.

Interim Financial Statements

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “US GAAP”). The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Condensed Statements of Cash Flows based on the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Use of Estimates

In March 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (“COVID-19”) outbreak, which has led to a global health emergency. In response to this outbreak, the governments of many countries have taken preventive and protective actions, such as restricting travel and business operations. Financial markets have also experienced extreme volatility and disruptions to capital and credit markets. As a result, economic uncertainties have arisen which have impacted and could continue to impact the Company’s operations and its financial position. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, regulatory and private sector responses, and the impact on the Company’s customers, workforce, and vendors, all of which are uncertain and cannot be predicted.

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“CECL”). The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which requires the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The standard provides an option to elect the fair value option for certain investments as an alternative to adopting ASU 2016-13. Lastly, an entity is required to apply ASU 2016-13 using the modified retrospective approach which requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The standard was effective for New Residential in the first quarter of 2020. Upon adoption of the standard, New Residential elected the fair value option on its held for investment residential mortgage and consumer loans portfolios. As a result, the Company recognized a positive adjustment of $13.7 million to retained earnings, composed of an $19.7 million increase attributable to the change in the fair value of consumer loans, net of noncontrolling interests, partially offset by a $6.0 million decrease attributable to the change in fair value of residential mortgage loans. For servicer advance investments and receivables, the Company determined credit-related losses are not significant because of the contractual relationships with the agencies. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are not significant.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). The standard simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the current two-step impairment test. Under the new guidance, an impairment charge, if triggered, is calculated as the difference between a reporting unit’s carrying value and fair value, but it is limited to the carrying value of goodwill. ASU 2017-04 was effective for New Residential in the first quarter of 2020. New Residential early adopted the standard starting in 2019. The adoption of ASU 2017-04 did not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard: (i) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy, (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. ASU 2018-13 was effective for New Residential in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

On December 18, 2019, the FASB issued Accounting Standards Update 2019-12,Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes, and simplification in several areas including accounting for franchise taxes and step-up in tax basis goodwill. While not required to be adopted until 2021, New Residential early adopted this guidance in 2019. The adoption of ASU No. 2019-12 did not have a material impact on the condensed consolidated financial statements.

2.	OTHER INCOME, GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Gain (loss) on sale of real estate securities, net	$(754,540)	$65,196
Gain (loss) on sale of acquired residential mortgage loans, net	35,236	3,183
Gain (loss) on settlement of derivatives	(84,712)	(93,076)
Gain (loss) on liquidated residential mortgage loans	(839)	(2,489)
Gain (loss) on sale of REO	1,173	(1,725)
Other gains (losses)	4,110	(14,257)
	$(799,572)	$(43,168)

Other Income (Loss), Net — This item is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Unrealized gain (loss) on notes and bonds payable	$17,002	$(1,137)
Unrealized gain (loss) on contingent consideration	(1,614)	(2,045)
Unrealized gain (loss) on consumer loans held-for-investment, at fair value	(39,917)	—
Unrealized gain (loss) on equity investments	(45,023)	(73)
Gain (loss) on transfer of loans to REO	2,595	4,984
Gain (loss) on transfer of loans to other assets	(241)	(521)
Gain (loss) on Excess MSR recapture agreements	628	307
Gain (loss) on Ocwen common stock	(5,050)	2,786
Rental and ancillary revenue	19,607	—
Other income (loss)	(24,717)	1,694
	$(76,730)	$5,995

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expense primarily include employee compensation, legal fees, audit fees, insurance premiums, and other costs, as well as loan servicing and subservicing expenses, and are expensed as incurred. General and Administrative Expenses is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Compensation and benefits expense, servicing	$51,341	$25,301
Compensation and benefits expense, origination	61,278	31,310
Legal and professional expense	26,037	13,292
Loan origination expense	22,400	10,269
Occupancy expense	8,064	4,179
Other(A)	37,243	14,589
	$206,363	$98,940

(A)	Represents miscellaneous general and administrative expenses.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Margin receivable, net(A)	$733,624	$280,176	MSR purchase price holdback	$93,882	$75,348
Servicing fee receivables	153,137	159,607	Interest payable	37,585	68,668
Due from servicers	140,024	163,961	Accounts payable	138,585	119,771
Principal and interest receivable	48,895	85,191	Derivative liabilities (Note 10)	160,353	6,885
Equity investments(B)	69,533	114,763	Due to servicers	119,285	127,846
Other receivables	84,287	117,045	Residential mortgage loan repurchase liability	197,715	172,336
Real Estate Owned	81,289	93,672	Contingent Consideration	56,836	55,222
Single-family rental properties	26,661	24,133	Accrued compensation and benefits	28,644	41,228
Goodwill(C)	29,468	29,737	Excess spread financing, at fair value	25,614	31,777
Notes Receivable(D)	45,287	37,001	Operating lease liabilities	38,568	38,520
Warrants, at fair value	25,519	28,042	Reserve for sales recourse	11,144	12,549
Recovery asset	20,921	23,100	Other liabilities	59,929	22,976
Residential mortgage loans subject to repurchase	197,715	172,336		$968,140	$773,126
Property and equipment	23,271	18,018
Receivable from government agency(E)	18,020	19,670
Intangible assets	36,496	40,963
Prepaid expenses	20,862	19,249
Operating lease right-of-use asset	32,544	32,120
Derivative assets (Note 10)	132,616	41,501
Ocwen common stock, at fair value	2,902	7,952
Other assets	48,396	51,230
	$1,971,467	$1,559,467

(A)	Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.

(B)
Represents equity investments in funds that invest in 1) a commercial redevelopment project and 2) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment and as an equity method investment, respectively.

(C)
Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) as well as Guardian Asset Management, a leading national provider of field services and property management to government agencies, financial institutions and asset management firms.

(D)	Represents a subordinated debt facility to Covius.

(E)
Represents claims receivable from the FHA on EBO and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Accretion and Other Amortization — As reflected on the Condensed Consolidated Statements of Cash Flows, this item is comprised of the following:

	Three Months Ended March 31,
	2020	2019
Accretion of net discount on securities and loans(A)	$40,052	$141,586
Accretion of servicer advances receivable discount and servicer advance investments	(10,915)	7,511
Accretion of excess mortgage servicing rights income	13,226	5,115
Amortization of deferred financing costs	(1,136)	(863)
Amortization of discount on notes and bonds payable	(123)	(455)
	$41,104	$152,894

(A)	Includes accretion of the accretable yield on PCD loans.

3.	SEGMENT REPORTING

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2020
Interest income	$16,735	$7,487	$99,353	$—	$123,575	$184,005	$59,921	$34,872	$—	$402,373
Interest expense	13,427	196	57,783	—	71,406	108,009	30,773	6,667	—	216,855
Net interest income	3,308	7,291	41,570	—	52,169	75,996	29,148	28,205	—	185,518
Impairment	—	—	—	—	—	44,149	100,496	—	—	144,645
Servicing revenue, net	(1,078)	86,742	(350,587)	(24,192)	(289,115)	—	—	—	—	(289,115)
Gain on originated mortgage loans, held-for-sale, net	158,215	259	22,088	(9,375)	171,187	—	8,511	—	—	179,698
Other income (loss)	(16)	499	(156,933)	—	(156,450)	(966,039)	(192,271)	(40,751)	(47,150)	(1,402,661)
Operating expenses	100,212	64,352	108,072	(24,192)	248,444	6,854	16,756	3,883	26,981	302,918
Income (loss) before income taxes	60,217	30,439	(551,934)	(9,375)	(470,653)	(941,046)	(271,864)	(16,429)	(74,131)	(1,774,123)
Income tax expense (benefit)	11,958	6,045	(109,785)	—	(91,782)	—	(75,201)	115	—	(166,868)
Net income (loss)	$48,259	$24,394	$(442,149)	$(9,375)	$(378,871)	$(941,046)	$(196,663)	$(16,544)	$(74,131)	$(1,607,255)
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,283	$—	$(11,247)	$—	$(9,964)	$—	$—	$(6,198)	$—	$(16,162)
Dividends on preferred stock	$—	$—	$—	$—	$—	$—	$—	$—	$11,222	$11,222
Net income (loss) attributable to common stockholders	$46,976	$24,394	$(430,902)	$(9,375)	$(368,907)	$(941,046)	$(196,663)	$(10,346)	$(85,353)	$(1,602,315)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2020
Investments	$1,491,206	$—	$6,537,930	$—	$8,029,136	$2,479,603	$4,187,148	$780,821	$—	$15,476,708
Cash and cash equivalents	76,752	14,032	161,778	—	252,562	101,646	560	4,382	1,303	360,453
Restricted cash	4,907	4,881	105,611	—	115,399	—	—	32,036	—	147,435
Other assets	403,277	274,883	3,023,482	—	3,701,642	4,064,232	310,095	65,602	37,840	8,179,411
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$1,987,978	$306,336	$9,833,893	$—	$12,128,207	$6,645,481	$4,497,803	$882,841	$39,143	$24,193,475
Debt	$1,352,846	$21,157	$6,332,172	$—	$7,706,175	$5,892,709	$3,455,028	$774,797	$—	$17,828,709
Other liabilities	244,137	73,889	384,496	—	702,522	218,654	53,854	7,389	51,883	1,034,302
Total liabilities	1,596,983	95,046	6,716,668	—	8,408,697	6,111,363	3,508,882	782,186	51,883	18,863,011
Total equity	390,995	211,290	3,117,225	—	3,719,510	534,118	988,921	100,655	(12,740)	5,330,464
Noncontrolling interests in equity of consolidated subsidiaries	11,323	—	31,743	—	43,066	—	—	23,512	—	66,578
Total New Residential stockholders’ equity	$379,672	$211,290	$3,085,482	$—	$3,676,444	$534,118	$988,921	$77,143	$(12,740)	$5,263,886
Investments in equity method investees	$—	$—	$156,731	$—	$156,731	$—	$—	$—	$—	$156,731

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended March 31, 2019
Interest income	$5,584	$6,183	$120,033	$—	$131,800	$204,473	$58,189	$44,405	$—	$438,867
Interest expense	5,158	197	61,131	—	66,486	101,300	35,851	9,195	—	212,832
Net interest income	426	5,986	58,902	—	65,314	103,173	22,338	35,210	—	226,035
Impairment	—	—	—	—	—	7,516	(5,804)	11,084	—	12,796
Servicing revenue, net	(270)	43,521	128,737	(6,135)	165,853	—	—	—	—	165,853
Gain on sale of originated mortgage loans, net	50,812	89	9,510	(9,085)	51,326	—	15,844	—	—	67,170
Other income (loss)	1,059	—	(21,865)	—	(20,806)	(46,958)	(3,445)	4,531	2,712	(63,966)
Operating expenses	46,363	36,123	50,491	(6,135)	126,842	1,189	9,320	7,427	35,609	180,387
Income (loss) before income taxes	5,664	13,473	124,793	(9,085)	134,845	47,510	31,221	21,230	(32,897)	201,909
Income tax expense (benefit)	1,549	3,686	34,139	—	39,374	—	6,544	79	—	45,997
Net income (loss)	$4,115	$9,787	$90,654	$(9,085)	$95,471	$47,510	$24,677	$21,151	$(32,897)	$155,912
Noncontrolling interests in income (loss) of consolidated subsidiaries	$407	$—	$2,451	$—	$2,858	$—	$—	$7,460	$—	$10,318
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$3,708	$9,787	$88,203	$(9,085)	$92,613	$47,510	$24,677	$13,691	$(32,897)	$145,594

As a result of the economic uncertainties arising from the COVID-19 pandemic, the impact of the uncertainty on the financial and mortgage-related asset markets, and the associated decreases in the Company’s common and preferred stock prices, the Company performed a qualitative impairment analysis for goodwill and intangible assets. Based on the analysis, the Company determined no impairment had occurred as of March 31, 2020. Such analysis required management to assess current and future market conditions. Given the uncertainty inherent in the analysis, heightened by the possibility of unforeseen effects of COVID-19, actual results may differ from assumptions used, or conditions may change, which could result in impairment charges in the future. In the event that the Company concludes that all or a portion of its goodwill or intangible asset is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital.

4.	INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2019	$377,692	$2,055	$379,747
Purchases	—	—	—
Interest income	13,150	76	13,226
Other income	636	—	636
Proceeds from repayments	(18,503)	(116)	(18,619)
Proceeds from sales	(34)	—	(34)
Change in fair value	(11,059)	35	(11,024)
Balance as of March 31, 2020	$361,882	$2,050	$363,932

(A)	Specialized Loan Servicing LLC (“SLS”).

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2020							December 31, 2019
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$41,702,867	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.7	$174,694	$200,167	$209,633
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	$43,306,519	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	6.7	$123,992	$163,765	$170,114
Total	$85,009,386				6.1	$298,686	$363,932	$379,747

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

(C)	Carrying value represents the fair value of the pools and recapture agreements, as applicable.

(D)	Amounts in parentheses represent weighted averages.

(E)
New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of March 31, 2020 (Note 6) on $30.0 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is composed of the following:

	Three Months Ended March 31,
	2020	2019
Original and Recaptured Pools	$(11,024)	$4,627

As of March 31, 2020, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2020	December 31, 2019
Excess MSR assets	$214,950	$226,843
Other assets	24,954	25,035
Other liabilities	(687)	(687)
Equity	$239,217	$251,191
New Residential’s investment	$119,609	$125,596

New Residential’s ownership	50.0%	50.0%

	Three Months Ended March 31,
	2020	2019
Interest income	$7,313	$4,070
Other income (loss)	(8,219)	1,170
Expenses	(8)	(16)
Net income (loss)	$(914)	$5,224

The following table summarizes the activity of New Residential’s investments in equity method investees:

Balance at December 31, 2019	$125,596
Contributions to equity method investees	—
Distributions of earnings from equity method investees	(387)
Distributions of capital from equity method investees	(5,143)
Change in fair value of investments in equity method investees	(457)
Balance at March 31, 2020	$119,609

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2020
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$33,251,300	66.7%	50.0%	$165,403	$214,950	5.6

(A)	The remaining interests are held by Mr. Cooper.

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

5.    INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” in New Residential’s Condensed Consolidated Statements of Income. As of March 31, 2020, these subservicers and interim subservicers include PHH Mortgage Corporation (“PHH”), Mr. Cooper, LoanCare, LLC (“LoanCare”), Quicken Loans Inc. (“Quicken”), United Shore Financial Services, LLC (“United Shore”), and Flagstar Bank, FSB (“Flagstar”), which subservice 21.7%, 18.0%, 17.8%, 3.0%, 2.7%, and 0.9% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 35.9% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

New Residential has entered into recapture agreements with respect to each of its MSR investments subserviced by PHH, LoanCare, Flagstar, Mr. Cooper, and NewRez. Under the recapture agreements, New Residential is generally entitled to the MSRs on any initial or subsequent refinancing by PHH, LoanCare, Flagstar, Mr. Cooper or NewRez of a loan in the original portfolios.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table presents activity related to the carrying value of New Residential’s investments in MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2019	$3,967,960	$1,718,273	$5,686,233
Purchases, net(A)	436,395	—	436,395
Originations(B)	195,896	—	195,896
Prepayments(C)	(1,563)	(6,023)	(7,586)
Proceeds from sales	(8,504)	(3,708)	(12,212)
Amortization of servicing rights(D)	(193,243)	(68,752)	(261,995)
Change in valuation inputs and assumptions(E)	(468,260)	(33,610)	(501,870)
(Gain)/loss on sales	5,703	(1,749)	3,954
Balance as of March 31, 2020	$3,934,384	$1,604,431	$5,538,815

(A)	Net of purchase price adjustments.

(B)	Represents MSRs retained on the sale of originated mortgage loans.

(C)	Represents purchase price fully reimbursable from sellers as a result of prepayment protection.

(D)	Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.

(E)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model.

Servicing revenue, net recognized by New Residential related to its investments in MSRs was composed of the following:

	Three Months Ended March 31,
	2020	2019
Servicing fee revenue	$328,122	$183,026
Ancillary and other fees	32,138	39,737
Servicing fee revenue and fees	360,260	222,763
Amortization of servicing rights	(191,367)	(72,675)
Change in valuation inputs and assumptions(A) (B)	(463,711)	15,765
(Gain)/loss on sales	5,703	—
Servicing revenue, net	$(289,115)	$165,853

(A)	Includes changes in inputs or assumptions used in the valuation model.

(B)	Includes $4.5 million and $0.4 million of fair value adjustment to excess spread financing for the three months ended March 31, 2020 and 2019, respectively.

Interest income from investments in MSR Financing Receivables was composed of the following:

	Three Months Ended March 31,
	2020	2019
Servicing fee revenue	$113,582	$126,244
Ancillary and other fees	26,000	31,324
Less: subservicing expense	(41,903)	(55,662)
Interest income, investments in MSR financing receivables	$97,679	$101,906

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Change in fair value of investments in MSR Financing Receivables was composed of the following:

	Three Months Ended March 31,
	2020	2019
Amortization of servicing rights	$(68,752)	$(42,876)
Change in valuation inputs and assumptions(A)	(33,610)	6,938
(Gain)/loss on sales(B)	(1,749)	(441)
Change in fair value of investments in MSR financing receivables	$(104,111)	$(36,379)

(A)	Change in valuation inputs and assumptions includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

(B)	Represents the realization of unrealized gain/(loss) as a result of sales.

The following is a summary of New Residential’s investments in MSRs and MSR Financing Receivables as of March 31, 2020:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
MSRs:
Agency(C)	$339,416,358	5.3	$3,227,788
Non-Agency	6,630,753	5.5	16,669
Ginnie Mae(D)	57,658,948	4.8	689,927
	403,706,059	5.2	3,934,384
MSR Financing Receivables:
Agency	49,533,672	5.2	491,681
Non-Agency	73,533,090	7.8	1,112,750
	123,066,762	6.8	1,604,431
Total	$526,772,821	5.6	$5,538,815

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

(B)
Carrying value represents fair value. As of March 31, 2020, weighted average discount rates of 8.2% and 9.4% were used to value New Residential’s investments in MSRs and MSR financing receivables, respectively.

(C)	Represents Fannie Mae and Freddie Mac MSRs.

(D)
NewRez, as an approved issuer of Ginnie Mae MBS, originates, sells and securitizes government-insured residential mortgage loans into Ginnie Mae guaranteed securitizations and NewRez retains the right to service the underlying residential mortgage loans. As the servicer, NewRez holds an option to repurchase delinquent loans from the securitization at its discretion. As of March 31, 2020, New Residential holds approximately $197.7 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Condensed Consolidated Balance Sheets.

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
March 31, 2020
(dollars in tables in thousands, except share data)

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

Pursuant to the New Ocwen Agreements, Ocwen will continue to service the mortgage loans related to the Existing Ocwen Subject MSRs until the necessary third-party consents are obtained in order to transfer the Existing Ocwen Subject MSRs in accordance with the New Ocwen Agreements.

Pursuant to the Ocwen Brokerage Services Agreement, Ocwen will engage NRZ Brokerage to perform brokerage and marketing services for all REO properties serviced by Ocwen pursuant to the Subject Servicing Agreements as defined in the New Ocwen RMSR Agreement. Such REO properties are subject to the Altisource Brokerage Agreement and Altisource Letter Agreement.

As of March 31, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred to NRM and NewRez pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements. As a result of the length of the initial term of the related subservicing agreement between NRM, NewRez and Ocwen, although the MSRs transferred pursuant to the Ocwen Transaction were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2020	December 31, 2019
California	23.4%	21.9%
Florida	6.8%	6.9%
New York	6.2%	6.4%
Texas	5.3%	5.5%
New Jersey	4.7%	4.9%
Illinois	3.5%	3.6%
Washington	3.3%	3.3%
Massachusetts	3.3%	3.4%
Georgia	3.1%	3.1%
Colorado	3.0%	2.8%
Other U.S.	37.4%	38.2%
	100.0%	100.0%

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s Condensed Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of March 31, 2020 and 2019 was $83.0 billion and $48.5 billion, respectively, and subservicing revenue of $42.2 million and $31.9 million for the three months ended March 31, 2020 and 2019, respectively, is included within Servicing revenue, net, in the Condensed Consolidated Statements of Income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 15). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Condensed Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	March 31, 2020	December 31, 2019
Principal and interest advances	$678,588	$660,807
Escrow advances (taxes and insurance advances)	2,284,094	2,427,384
Foreclosure advances	151,485	163,054
Total(A) (B) (C)	$3,114,167	$3,251,245

(A)	Includes $636.9 million and $562.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

(B)
Includes $69.9 million and $166.5 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.

(C)	Net of $41.3 million and $50.1 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of December 31, 2019, expected full recovery of the Servicer Advance Receivables. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $10.0 million for expected non-recovery of advances as of March 31, 2020.

See Note 11 regarding the financing of MSRs.

6.	SERVICER ADVANCE INVESTMENTS

All of New Residential’s Servicer Advance Investments are composed of outstanding servicer advances, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and the basic fee component of the related MSR. New Residential elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

A taxable wholly-owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of March 31, 2020. As of March 31, 2020, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

See Note 5 regarding the New Ocwen Agreements. Subsequent to the New Ocwen Agreements, the Servicer Advance Investments serviced by Ocwen are accounted for as Servicer Advances Receivable, as described in Note 5.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2020
Servicer Advance Investments	$509,989	$515,574	5.8%	5.6%	6.7
December 31, 2019
Servicer Advance Investments	$557,444	$581,777	5.3%	5.7%	6.3

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

(B)	Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

	Three Months Ended March 31,
	2020	2019
Change in fair value of Servicer Advance Investments	$(18,749)	$7,903

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Gross	Net(B)	Gross	Net
March 31, 2020
Servicer Advance Investments(D)	$30,043,832	$461,723	1.5%	$423,910	88.0%	87.1%	1.7%	1.7%
December 31, 2019
Servicer Advance Investments(D)	$31,442,267	$462,843	1.5%	$443,248	88.3%	87.2%	3.4%	2.8%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(C)	Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

(D)	The following types of advances are included in the Servicer Advance Investments:

	March 31, 2020	December 31, 2019
Principal and interest advances	$87,292	$71,574
Escrow advances (taxes and insurance advances)	173,617	180,047
Foreclosure advances	200,814	211,222
Total	$461,723	$462,843

Interest income recognized by New Residential related to its Servicer Advance Investments was composed of the following:

	Three Months Ended March 31,
	2020	2019
Interest income, gross of amounts attributable to servicer compensation	$(10,250)	$15,076
Amounts attributable to base servicer compensation	882	(1,565)
Amounts attributable to incentive servicer compensation	(8,721)	(6,427)
Interest income from Servicer Advance Investments	$(18,089)	$7,084

7.	INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

As a result of current market conditions and consistent with the Company’s business strategy of using its Agency RMBS portfolio as a source of liquidity, the Company sold substantially all of its Agency RMBS portfolio in March 2020.

Effective January 1, 2020, for any new purchases of Non-Agency RMBS, New Residential elected to apply the fair value option. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis at initial recognition. The Company elected the fair value option for these securities to better align reported results with the underlying economic changes in value of the securities on the Company’s Condensed Consolidated Balance Sheets.

For securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value are recorded in Change in fair value of investments in real estate and other securities in the Condensed Consolidated Statements of Income.

For securities for which the fair value option was not elected, any unrealized gains (losses) from the change in fair value are recorded as a component of accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity, to the extent impairment losses are considered non-credit related. Expected credit losses are reflected in the Provision (reversal) for credit losses in the Condensed Consolidated Statements of Income. The Company estimates expected credit losses using a discounted cash flow (“DCF”) approach. The DCF approach considers available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, default rates, and loss severities.

Realized gains (losses) on securities are recorded in gain (loss) on settlement of investments, net in the Condensed Consolidated Statements of Income. Interest income is recognized over the life the loan using the effective interest method and is recorded on the accrual basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	(in millions)		(in millions)
	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$7,140.0	$4,563.2	$5,024.3	$2,444.0
Purchase price	7,290.0	539.0	5,129.4	349.7

Sales
Face	$17,395.0	$7,200.0	$6,778.8	$228.0
Amortized cost	17,679.3	5,283.8	6,914.3	228.0
Sale price	17,869.1	4,358.9	6,979.4	228.0
Gain (loss) on sale	189.8	(924.9)	65.1	—

As of March 31, 2020, New Residential had sold $2.8 billion and $6.1 billion face amount for $2.9 billion and $3.3 billion of Agency RMBS and Non-Agency RMBS, respectively, which had not yet been settled. As of March 31, 2019, New Residential had sold and purchased $6.8 billion and $0.2 billion face amount of Agency RMBS for $7.0 billion and $0.2 billion, respectively, and purchased $3.8 million face amount of Non-Agency RMBS for $3.4 million, which had not yet been settled. These unsettled sales and purchases were recorded on the Condensed Consolidated Balance Sheets on trade date as Trades Receivable and Trades Payable. Refer to Note 16 for further details on transactions with affiliates.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 8 and 16 for further details on these transactions.

The following is a summary of New Residential’s real estate and other securities:

	March 31, 2020											December 31, 2019
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS(F) (G)	$306,566	$308,486	$10,082	$—	$318,568	27	AAA	2.95%	2.79%	6.8	N/A	$11,519,943
Non-Agency RMBS(H) (I)	20,528,139	2,239,021	69,347	(147,333)	2,161,035	593	A-	3.16%	5.00%	8.0	13.3%	7,957,785
Total/ Weighted Average	$20,834,705	$2,547,507	$79,429	$(147,333)	$2,479,603	620	A	3.11%	4.74%	7.8		$19,477,728

(A)	Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 337 bonds with a carrying value of $971.6 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $29.5 million and $4.3 million, respectively, for which no coupon payment is expected.

(D)	The weighted average life is based on the timing of expected principal reduction on the assets.

(E)	Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.

(F)	Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.

(G)	The total outstanding face amount was $0.3 billion for fixed rate securities as of March 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

(H)
The total outstanding face amount was $11.1 billion (including $9.7 billion of residual and fair value option notional amount) for fixed rate securities and $9.4 billion (including $8.2 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2020.

(I)
Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$23,250	$18,484	$—	$—	$18,484	1	B-	8.25%	8.25%	5.0	N/A
Consumer loan bonds	20,114	13,268	232	(458)	13,042	6	N/A	N/A	N/A	N/A	N/A
Fair value option securities:
Interest-only securities	11,698,718	305,697	22,129	(23,984)	303,842	130	AA	1.30%	9.36%	3.1	N/A
Servicing strips	4,984,912	56,798	2,480	(11,292)	47,986	53	N/A	0.90%	8.11%	5.5	N/A

Unrealized losses attributable to credit impairment are recognized in earnings. During the three months ended March 31, 2020, New Residential recorded credit impairment charges of $44.1 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell and is not more likely than not to be required to sell these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2020.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$8,525,893	$1,482,309	$(30,161)	$1,452,148	$(133,907)	$1,318,241	262	A-	3.57%	4.45%	10.0
12 or More Months	1,903,679	119,591	(13,988)	105,603	(13,426)	92,177	59	A-	2.63%	5.26%	3.3
Total/Weighted Average	$10,429,572	$1,601,900	$(44,149)	$1,557,751	$(147,333)	$1,410,418	321	A-	3.50%	4.51%	9.5

(A)	Represents credit impairment on securities in an unrealized loss position as of March 31, 2020.

New Residential performed an assessment of all debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2020				December 31, 2019
			Gross Unrealized Losses				Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	N/A	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	560,375	598,610	(44,149)	(38,235)	228,228	237,626	(3,232)	(9,398)
Non-credit impaired securities	850,043	959,141	—	(109,098)	4,726,409	4,767,837	—	(41,428)
Total debt securities in an unrealized loss position	$1,410,418	$1,557,751	$(44,149)	$(147,333)	$4,954,637	$5,005,463	$(3,232)	$(50,826)

(A)
This amount is required to be recorded through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included New Residential’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.

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

The following table summarizes the activity related to the allowance for credit losses on debt securities as of March 31, 2020:

	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Beginning balance of the allowance for credit losses on available-for-sale debt securities	$—	$—	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	24,121	20,028	44,149
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Ending balance of the allowance for credit losses on available-for-sale debt securities	$24,121	$20,028	44,149

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2020		December 31, 2019
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$7,276,817	35.5%	$9,048,847	36.6%
Southeastern U.S.	5,337,487	26.1%	5,983,966	24.2%
Northeastern U.S.	4,532,153	22.1%	5,416,137	21.9%
Midwestern U.S.	2,176,968	10.6%	2,562,269	10.4%
Southwestern U.S.	1,143,615	5.6%	1,440,467	5.8%
Other(B)	17,735	0.1%	296,273	1.1%
	$20,484,775	100.0%	$24,747,959	100.0%

(A)
Excludes $20.1 million and $25.0 million face amount of bonds backed by consumer loans and $23.3 million and $85.0 million face amount of bonds backed by corporate debt as of March 31, 2020 and December 31, 2019, respectively.

(B)	Represents collateral for which New Residential was unable to obtain geographic information.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2020	$1,179,074	$528,741
December 31, 2019	5,701,736	3,830,369

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2020
Balance at December 31, 2019	$1,882,476
Additions	67,194
Accretion	(46,906)
Reclassifications from (to) non-accretable difference	(2,841,574)
Disposals	1,287,097
Balance at March 31, 2020	$348,287

See Note 11 regarding the financing of real estate securities.

8.	INVESTMENTS IN RESIDENTIAL MORTGAGE LOANS AND REAL ESTATE OWNED

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. New Residential, through its wholly-owned subsidiary, NewRez, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Upon adoption of ASU 2016-13 on January 1, 2020, New Residential elected to apply the fair value option for all held-for-investment residential mortgage loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Condensed Consolidated Balance Sheets.

The election of the fair value option resulted in the Company recognizing an adjustment of $6.0 million to reduce retained earnings attributable to the change in the fair value of residential mortgage loans. Unrealized gains (losses) from the change in fair value of residential mortgage loans are recognized in Change in fair value of investments in residential mortgage loans in the Condensed Consolidated Statements of Income. Realized gains (losses) are recorded in Other income (loss), net in the Condensed Consolidated Statements of Income.

Residential mortgage loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the Condensed Consolidated Statements of Income.

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2020, New Residential accounts for loans based on the following categories:

•	Loans Held-for-Investment (which may include PCD Loans)

•	Loans Held-for-Investment, at fair value

•	Loans Held-for-Sale, at lower of cost or fair value

•	Loans Held-for-Sale, at fair value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

•	Real Estate Owned (“REO”)

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type, excluding REO:

	March 31, 2020									December 31, 2019
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	Loan to Value Ratio (“LTV”)(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)	Carrying Value
Loan Type
Total Residential Mortgage Loans, held-for-investment, at fair value	$919,461	$824,183	14,164	8.2%	6.5	9.0%	72.1%	17.8%	642	$925,706

Acquired Reverse Mortgage Loans(E) (F)	$12,333	$6,220	29	7.9%	5.0	5.5%	153.3%	70.7%	N/A	$5,844
Acquired Performing Loans(G) (I)	828,323	753,288	11,853	6.1%	4.2	65.9%	51.1%	8.6%	684	857,821
Acquired Non-Performing Loans(H) (I)	629,948	505,025	4,822	8.3%	3.2	10.9%	76.6%	73.1%	581	565,387
Total Residential Mortgage Loans, held-for-sale	$1,470,604	$1,264,533	16,704	7.1%	3.8	41.8%	62.9%	36.8%	639	$1,429,052

Acquired Performing Loans(G) (I)	$2,046,090	$1,804,443	12,925	5.9%	7.9	6.9%	67.3%	30.5%	644	$3,024,288
Originated Loans	1,430,577	1,479,530	4,769	3.7%	28.0	2.9%	72.7%	0.1%	732	1,589,324
Total Residential Mortgage Loans, held-for-sale, at fair value	$3,476,667	$3,283,973	17,694	5.0%	16.2	5.3%	69.5%	18.0%	680	$4,613,612

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 47% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)	As of March 31, 2020, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $35.1 million and $26.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2020	December 31, 2019
California	16.8%	16.1%
New York	9.9%	9.0%
Florida	7.7%	8.4%
Texas	7.5%	7.1%
Georgia	4.6%	4.8%
New Jersey	4.6%	4.2%
Illinois	3.4%	3.6%
Maryland	3.1%	3.3%
Pennsylvania	3.1%	2.9%
Virginia	2.7%	2.7%
Other U.S.	36.6%	37.9%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans and related assets.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans as of March 31, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$336,910	$275,597	$(61,313)
120+	291,390	267,673	(23,717)
	$628,300	$543,270	$(85,030)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the three months ended March 31, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest income on securities held in the collapsed trusts and $42.6 million of gain on securitizations accounted for as sales. For the three months ended March 31, 2019, New Residential executed calls on a total of 19 trusts and recognized $32.5 million of interest income on securities held in the collapsed trusts and $2.8 million of loss on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for credit losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	86.5%
30-59	7.0%
60-89	2.7%
90-119(B)	0.7%
120+(C)	3.1%
100.0%

(A)	Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.

(C)	Represents nonaccrual loans.

Activities related to the carrying value of residential mortgage loans held-for-investment were as follows:

Balance at December 31, 2019	$925,706
Fair value adjustment due to fair value option	(6,020)
Purchases/additional fundings	—
Proceeds from repayments	(31,233)
Transfer of loans to other assets(A)	—
Transfer of loans to real estate owned	(2,410)
Transfers of loans to held for sale	—
Fair value adjustment	(61,860)
Balance at March 31, 2020	$824,183

(A)
Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).

Loans Held-for-Sale, at Fair Value

Activities related to the carrying value of originated loans held-for-sale, at fair value were as follows:

Balance at December 31, 2019	$1,414,528
Originations	11,440,093
Sales	(11,358,767)
Proceeds from repayments	(170)
Transfer of loans to real estate owned	—
Transfer of loans to other assets	(1,707)
Fair value adjustment	(14,447)
Balance at March 31, 2020	$1,479,530

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Activities related to the carrying value of acquired loans held-for-sale, at fair value were as follows:

Balance at December 31, 2019	$3,199,084
Purchases(A)	878,049
Sales	(2,028,620)
Proceeds from repayments	(47,200)
Transfer of loans to real estate owned	(2,997)
Transfer of loans to other assets	(4,936)
Fair value adjustment	(188,937)
Balance at March 31, 2020	$1,804,443

(A)	Includes an acquisition date fair value adjustment increase of $0.4 million on loans acquired through call transactions executed during the three months ended March 31, 2020.

Activities related to the carrying value of acquired loans held-for-sale, at lower cost or fair value were as follows:

Balance at December 31, 2019	$1,429,052
Purchases	109,666
Transfer of loans from held-for-investment	—
Sales	(103,327)
Transfer of loans to real estate owned	(12,238)
Transfer of loans to other assets	(390)
Proceeds from repayments	(59,526)
Valuation provision on loans	(98,704)
Balance at March 31, 2020	$1,264,533

Net Interest Income

	Three Months Ended March 31,
	2020	2019
Interest Income:
Acquired Residential Mortgage Loans, held-for-investment	$15,109	$17,203
Acquired Residential Mortgage Loans, held-for-sale	17,780	15,179
Acquired Residential Mortgage Loans, held-for-sale, at fair value	27,032	25,807
Originated Residential Mortgage Loans, held-for-sale, at fair value	16,735	5,584
Total Interest Income on Residential Mortgage Loans	76,656	63,773

Interest Expense:
Acquired Residential Mortgage Loans, held-for-investment	5,200	6,005
Acquired Residential Mortgage Loans, held-for-sale	8,530	8,808
Acquired Residential Mortgage Loans, held-for-sale, at fair value	17,043	21,038
Originated Residential Mortgage Loans, held-for-sale, at fair value	13,427	5,158
Total Interest Expense on Residential Mortgage Loans	44,200	41,009

Total Net Interest Income on Residential Mortgage Loans	$32,456	$22,764

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Gain on originated mortgage loans, held-for-sale, net

NewRez, a wholly owned subsidiary of New Residential, originates, or has in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on originated mortgage loans, held-for-sale, net in the Condensed Consolidated Statements of Income.

Gain on originated mortgage loans, held-for-sale, net is summarized below:

	Three Months Ended March 31,
	2020	2019
Gain on loans originated and sold, net(A)	$39,289	$27,542
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(46,314)	(11,423)
MSRs retained on transfer of loans(C)	195,896	36,429
Other(D)	16,627	7,280
Realized gain on sale of originated mortgage loans, net	$205,498	$59,828
Change in fair value of loans	22,275	5,349
Change in fair value of interest rate lock commitments (Note 10)	91,249	3,208
Change in fair value of derivative instruments (Note 10)	(139,324)	(1,215)
Gain on originated mortgage loans, held-for-sale, net	$179,698	$67,170

(A)	Includes loan origination fees of $277.0 million and $25.0 million in the three months ended March 31, 2020 and 2019, respectively.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process.

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower. REO assets are managed for prompt sale and disposition at the best possible economic value.

Real Estate Owned
Balance at December 31, 2019	$93,672
Purchases	3,910
Transfer of loans to real estate owned	20,240
Sales(A)	(34,741)
Valuation (provision) reversal on REO	(1,792)
Balance at March 31, 2020	$81,289

(A)	Recognized when control of the property has transferred to the buyer.

As of March 31, 2020, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $418.9 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

In addition, New Residential has recognized $16.6 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

During the first quarter of 2018, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential evaluated these entities under the VIE model and concluded them to be VIEs. See Note 13 for information on the analysis and assets and liabilities related to these consolidated VIEs.

9.	INVESTMENTS IN CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2020
Consumer Loan Companies
Performing Loans	$606,120	53.5%	$627,001	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	158,920	53.5%	147,606	15.3%	3.7	9.7%
Other - Performing Loans	6,958	100.0%	6,214	15.1%	0.7	5.1%
Total Consumer Loans, held-for-investment	$771,998		$780,821	18.0%	3.9	5.7%
December 31, 2019
Consumer Loan Companies
Performing Loans	$644,676	53.5%	$682,310	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	170,083	53.5%	136,633	15.5%	3.7	10.1%
Other - Performing Loans	9,158	100.0%	8,602	15.1%	0.7	6.1%
Total Consumer Loans, held-for-investment	$823,917		$827,545	18.0%	3.9	5.9%

(A)	Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

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

Upon adoption of ASU 2016-13 on January 1, 2020, New Residential elected to apply the fair value option for all consumer loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Condensed Consolidated Balance Sheet.

The election of the fair value option resulted in the Company recognizing an adjustment of $19.7 million to reduce retained earnings attributable to the change in the fair value of consumer loans, net of noncontrolling interests. Unrealized gains (losses) from the change in fair value of consumer loans are recognized in Other income (loss), net in the Condensed Consolidated Statements of Income. Realized gains (losses) are recorded in Gain on settlement of investments, net in the Condensed Consolidated Statements of Income. See Note 2.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Consumer loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the Condensed Consolidated Statements of Income. Interest income is recognized over the life the loan using the effective interest method and is recorded on the accrual basis.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans as of March 31, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 Days	755,681	764,479	8,798
90 days or more past due	16,317	16,342	25
Total	771,998	780,821	8,823

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	95.3%
30-59	1.8%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.0%
100.0%

(A)	Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.

(B)	Includes loans more than 90 days past due and still accruing interest.

(C)	Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the fair value of consumer loans, held-for-investment were as follows:

Balance at December 31, 2019	$827,545
Fair value adjustment due to fair value option	36,472
Purchases	—
Additional fundings(A)	11,002
Proceeds from repayments	(61,213)
Accretion of loan discount and premium amortization, net	6,932
Fair value adjustment	(39,917)
Balance at March 31, 2020	$780,821

(A)	Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two-year term. New Residential accounted for its investment in LoanCo pursuant to the equity method of accounting because it could exercise significant influence over LoanCo but the requirements for consolidation are not met. As of December 31, 2019, LoanCo had distributed all net assets to New Residential.

Additionally, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”). The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. As of March 31, 2020 and December 31, 2019, the warrants are held on New Residential’s balance sheet in Other Assets and carried at $25.5 million and $28.0 million, respectively.

The following table summarizes the income earned from the Company’s investments in LoanCo and WarrantCo during 2019:

Three Months Ended March 31,
2019(A)
Interest income	$7,977
Interest expense	(2,822)
Change in fair value of consumer loans and warrants	14,536
Gain on sale of consumer loans(B)	(446)
Other expenses	(1,456)
Net income	$17,789
New Residential’s equity in net income	$4,311
New Residential’s ownership	24.2%

(A)	Data for the period ended February 28, 2019 as a result of the one month reporting lag.

(B)
During the three months ended March 31, 2019, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $406.1 million in UPB of consumer loans. LoanCo retained $83.9 million of residual interest in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

The following is a summary of LoanCo’s consumer loan investments at March 31, 2019:

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
March 31, 2020
(dollars in tables in thousands, except share data)

hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

As of March 31, 2020, New Residential held to-be-announced forward contract positions (“TBAs”) which were entered into as an economic hedge in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential has entered into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. New Residential has fulfilled all obligations and requirements entered into under these agreements.

As of March 31, 2020, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative assets
Interest Rate Swaps(A)	Other assets	$48	$155
Interest Rate Lock Commitments	Other assets	132,568	41,346
		$132,616	$41,501
Derivative liabilities
Interest Rate Lock Commitments	Accrued expenses and other liabilities	$1,428	$1,455
Forward Loan Sale Commitments	Accrued expenses and other liabilities	—	27
TBAs	Accrued expenses and other liabilities	158,925	5,403
		$160,353	$6,885

(A)	Net of $245.4 million and $171.8 million of related variation margin accounts as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes notional amounts related to derivatives:

	March 31, 2020	December 31, 2019
Interest Rate Caps(A)	$12,500	$12,500
Interest Rate Swaps(B)	9,070,000	4,900,000
Interest Rate Lock Commitments	5,861,166	4,043,935
Forward Loan Sale Commitments	—	43,654
TBAs, short position(C)	4,245,000	5,048,000
TBAs, long position(C)	13,705,341	11,692,212

(A)	As of March 31, 2020, caps LIBOR at 4.00% for $12.5 million of notional. The weighted average maturity of the interest rate caps as of March 31, 2020 was 8 months.

(B)
Includes $4.4 billion notional of Receive LIBOR/Pay Fixed of 2.96% and $4.7 billion notional of Receive Fixed of 0.80%/Pay LIBOR with weighted average maturities of 37 months and 36 months, respectively, as of March 31, 2020. Includes $4.0 billion notional of Receive LIBOR/Pay Fixed of 3.21% and $0.9 billion notional of Receive Fixed of 1.89%/Pay LIBOR with weighted average maturities of 36 months and 87 months, respectively, as of December 31, 2019.

(C)	Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	For the Three Months Ended March 31,
	2020	2019
Change in fair value of derivative investments(A)
Interest Rate Caps	$—	$2,776
Interest Rate Swaps	(39,982)	(3)
Unrealized gains (losses) on Interest Rate Lock Commitments	—	(28,533)
	(39,982)	(25,760)
Gain (loss) on settlement of investments, net
Interest Rate Swaps	(13,652)	(16,378)
TBAs(B)	(71,060)	(76,698)
	(84,712)	(93,076)
Gain on originated mortgage loans, held-for-sale, net(A)
Interest Rate Lock Commitments	91,249	3,208
TBAs	(139,351)	(1,194)
Forward Loan Sale Commitments	27	(21)
	(48,075)	1,993

Total income (losses)	$(172,769)	$(116,843)

(A)	Represents unrealized gains (losses).

(B)
Excludes $46.3 million and $11.4 million in loss on settlement included within gain on originated mortgage loans, held-for-sale, net (Note 8), for the three months ended March 31, 2020 and 2019, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

11.	DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s debt obligations:

	March 31, 2020									December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$302,508	$302,508	Apr-20 to Jun-20	1.68%	0.1	$306,566	$308,486	$318,567	6.8	$15,481,677
Non-Agency RMBS (E)	6,131,955	6,131,955	Apr-20 to Sep-20	2.77%	0.1	25,071,311	6,413,847	5,389,267	2.8	7,317,519
Residential Mortgage Loans(F)	4,311,309	4,309,869	May-20 to May-21	2.70%	0.8	5,003,435	5,411,739	4,612,611	12.4	5,053,207
Real Estate Owned(G)(H)	69,798	69,798	May-20 to May-21	2.70%	0.7	N/A	N/A	88,221	N/A	63,822
Total Repurchase Agreements	10,815,570	10,814,130		2.71%	0.4					27,916,225
Notes and Bonds Payable
Excess MSRs(I)	308,800	308,800	Feb-22 to Jul-22	4.29%	2.2	94,182,895	302,878	377,649	6.1	217,300
MSRs(J)	2,546,879	2,541,089	Jun-20 to Jul-24	3.76%	1.4	424,610,405	4,450,640	4,603,915	5.8	2,640,036
Servicer Advances(K)	2,976,208	2,969,209	Jun-20 to Aug-23	2.49%	2.0	3,388,387	3,582,852	3,588,437	1.5	3,181,672
Residential Mortgage Loans(L)	431,953	428,218	Apr-20 to Dec-45	4.68%	8.4	685,168	987,623	633,205	4.6	864,451
Consumer Loans(M)	764,259	767,263	May-36	3.26%	3.9	764,960	772,715	774,527	3.9	816,689
Total Notes and Bonds Payable	7,028,099	7,014,579		3.25%	2.4					7,720,148
Total/ Weighted Average	$17,843,669	$17,828,709		2.92%	1.2					$35,636,373

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 30, 2020 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $80.4 million of associated accrued interest payable as of March 31, 2020.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.9 billion of related trade and other receivables.

(E)
$5,615.0 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $517.0 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements and related collateral of $7.5 million and $10.0 million, respectively, on retained consumer loan bonds and of $533.3 million and $697.6 million, respectively, on retained bonds collateralized by Agency MSRs. Collateral amounts also include approximately $3.3 billion of related trade and other receivables.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

(I)
Includes $91.5 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $217.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.

(J)
Includes: $1,232.8 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; $56.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,257.2 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

(K)
$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.00%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

to 1.98%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.

(L)
Represents: (i) a $5.0 million note payable to Mr. Cooper which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $99.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.75% (see Note 12 for fair value details), (iii) $176.1 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.60% (see Note 12 for fair value details), and (iv) $150.9 million of asset-backed notes held by third parties which include $1.2 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $685.1 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

As of March 31, 2020, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $10.8 billion of repurchase agreements as of March 31, 2020. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$35,636,373
Repurchase Agreements:
Borrowings	—	—	—	64,122,355	12,058,709	—	76,181,064
Repayments	—	—	—	(80,487,088)	(12,796,116)	—	(93,283,204)
Capitalized deferred financing costs, net of amortization	—	—	—	—	45	—	45
Notes and Bonds Payable:
Borrowings	97,173	347,020	1,034,484	—	—	—	1,478,677
Repayments	(5,673)	(446,681)	(1,247,762)	—	(419,231)	(49,549)	(2,168,896)
Discount on borrowings, net of amortization	—	—	—	—	—	123	123
Unrealized loss on notes, fair value	—	—	—	—	(17,002)	—	(17,002)
Capitalized deferred financing costs, net of amortization	—	714	815	—	—	—	1,529
Balance at March 31, 2020	$308,800	$2,541,089	$2,969,209	$6,434,463	$4,807,885	$767,263	$17,828,709

(A)	New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of March 31, 2020 had contractual maturities as follows:

Year Ending	Nonrecourse	Recourse	Total
April 1 through December 31, 2020	$134,958	$11,639,359	$11,774,317
2021	1,227,143	1,090,798	2,317,941
2022	1,271,962	308,800	1,580,762
2023	400,000	361,803	761,803
2024	—	368,593	368,593
2025 and thereafter	1,040,253	—	1,040,253
	$4,074,316	$13,769,353	$17,843,669

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2020:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Repurchase Agreements
Residential mortgage loans and REO	$5,731,188	$2,876,008	$2,855,180
New loan originations	4,083,000	1,505,099	2,577,901
Non-Agency RMBS	650,000	517,004	132,996

Notes and Bonds Payable
Excess MSRs	100,000	91,500	8,500
MSRs	1,575,000	1,289,637	285,363
Servicer advances	1,575,000	1,076,243	498,757
Residential mortgage loans	650,000	150,886	499,114
Consumer loans	150,000	—	150,000
	$14,514,188	$7,506,377	$7,007,811

(A)
New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of March 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

12.	FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2020 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$85,009,386	$363,932	$—		$—	$363,932	$363,932
Excess mortgage servicing rights, equity method investees, at fair value(A)	33,251,300	119,609	—		—	119,609	119,609
Mortgage servicing rights, at fair value(A)	403,706,059	3,934,384	—		—	3,934,384	3,934,384
Mortgage servicing rights financing receivables, at fair value	123,066,762	1,604,431	—	—	—	1,604,431	1,604,431
Servicer advance investments, at fair value	461,723	515,574	—		—	515,574	515,574
Real estate and other securities, available-for-sale	20,834,705	2,479,603	—		318,568	2,161,035	2,479,603
Residential mortgage loans, held-for-sale	1,470,604	1,264,533	—		—	1,264,533	1,264,533
Residential mortgage loans, held-for-sale, at fair value	3,476,667	3,283,973	—		1,633,481	1,650,492	3,283,973
Residential mortgage loans, held-for-investment, at fair value	919,461	824,183	—		—	824,183	824,183
Residential mortgage loans subject to repurchase	197,715	197,715	—		197,715	—	197,715
Consumer loans, held-for-investment, at fair value	771,998	780,821	—		—	780,821	780,821
Derivative assets	14,724,133	132,616	—		48	132,568	132,616
Note receivable	46,724	42,787	—		—	42,787	42,787
Cash and cash equivalents	360,453	360,453	360,453		—	—	360,453
Restricted cash	147,435	147,435	147,435		—	—	147,435
Other assets(B)	N/A	45,118	2,902		—	42,216	45,118
		$16,097,167	$510,790		$2,149,812	$13,436,565	$16,097,167
Liabilities
Repurchase agreements	$10,815,570	$10,814,130	$—		$10,815,570	$—	$10,815,570
Notes and bonds payable(C)	7,028,099	7,014,579	—		—	6,238,923	6,238,923
Residential mortgage loan repurchase liability	197,715	197,715	—		197,715	—	197,715
Derivative liabilities	18,169,875	160,353	—		158,925	1,428	160,353
Excess spread financing	2,839,463	25,614	—		—	25,614	25,614
Contingent consideration	N/A	56,836	—		—	56,836	56,836
		$18,269,227	$—		$11,172,210	$6,322,801	$17,495,011

(A)
The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.

(B)
Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.9 million as of March 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

(C)
Includes the SAFT 2013-1 and MDST Trusts mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $272.3 million as of March 31, 2020.

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans
	Agency	Non-Agency									Total
Balance at December 31, 2019	$209,633	$170,114	$125,596	$3,967,960	$1,718,273	$581,777	$7,957,785	$39,891	$3,998,825	$—	$18,769,854
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(467,263)		(467,263)
Transfers to Level 3	—	—	—	—	—	—	—	—	440,168	827,545	1,267,713
Shellpoint Acquisition	—	—	—	—	—	—	—	—	—	—	—
Transfers from investments in mortgage servicing rights financing receivables to investments in mortgage servicing rights	—	—	—	—	—	—	—	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	(44,149)	—	—	—	(44,149)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(5,557)	(5,467)	—	—	—	—	—	—	—	—	(11,024)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	(457)	—	—	—	—	—	—	—	(457)
Included in servicing revenue, net(E)	—	—	—	(655,800)	—	—	—	—	—	—	(655,800)
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	(104,111)	—	—	—	—	—	(104,111)
Included in change in fair value of servicer advance investments	—	—	—	—	—	(18,749)	—	—	—	—	(18,749)
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	(265,244)	—	(265,244)
Included in gain (loss) on settlement of investments, net	8	1	—	—	—	—	(924,897)	—	—	—	(924,888)
Included in other income (loss), net(D)	557	70	—	—	—	—	(87,650)	91,249	730	(39,916)	(34,960)
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	(640,403)	—	(6,020)	36,472	(609,951)
Interest income	6,146	7,080	—	—	—	(18,089)	67,123	—	—	6,932	69,192
Purchases, sales and repayments
Purchases	—	—	—	436,395	—	330,140	538,964	—	1,250,157	11,002	2,566,658
Proceeds from sales	(31)	(3)	—	(8,504)	(3,708)	—	(4,358,894)	—	(2,393,309)	—	(6,764,449)
Proceeds from repayments	(10,589)	(8,030)	(5,530)	(1,563)	(6,023)	(359,505)	(346,844)	—	(83,369)	(61,214)	(882,667)
Originations and other	—	—	—	195,896	—	—	—	—	—	—	195,896
Balance at March 31, 2020	$200,167	$163,765	$119,609	$3,934,384	$1,604,431	$515,574	$2,161,035	$131,140	$2,474,675	$780,821	$12,085,601

(A)	Includes the recapture agreement for each respective pool, as applicable.

(B)	Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.

(C)	For the purpose of this table, the IRLC asset and liability positions are shown net.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737
Transfers
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Acquisition	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(A)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(A)	—	—	—	—
Included in servicing revenue, net(B)	(6,425)	—	—	(6,425)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	(17,002)	—	(17,002)
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(A)	—	—	1,614	1,614
Gains (losses) included in other comprehensive income, net of tax(C)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Payments	—	(368,979)	—	(368,979)
Other	262	(1,465)	—	(1,203)
Balance at March 31, 2020	$25,614	$272,292	$56,836	$354,742

(A)
The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.

(B)	The components of Servicing revenue, net are disclosed in Note 5.

(C)	These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of March 31, 2020:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	5.7% - 10.2% (8.1%)	0.0% - 4.8% (1.7%)	4.4% - 28.7% (18.5%)	15 - 31 (21)	15 - 22 (20)
Recaptured Pools	6.4% - 11.2% (10.1%)	0.1% - 4.0% (0.8%)	0.0% - 35.7% (26.3%)	20 - 29 (23)	20 - 24 (23)
	5.7% - 11.2% (8.7%)	0.0% - 4.8% (1.4%)	0.0% - 35.7% (21.0%)	15 - 31 (22)	15 - 24 (21)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	7.8% - 11.9% (8.9%)	N/A	0.0% - 14.2% (12.5%)	5 - 25 (15)	19 - 31 (23)
Recaptured Pools	6.2% - 7.5% (7.1%)	N/A	12.3% - 16.5% (14.9%)	22 - 27 (25)	21 - 24 (23)
	6.2% - 11.9% (8.6%)	N/A	0.0% - 16.5% (12.9%)	5 - 27 (16)	19 - 31 (23)
Total/Weighted Average—Excess MSRs Directly Held	5.7% - 11.9% (8.7%)	N/A	0.0% - 35.7% (17.2%)	5 - 31 (19)	15 - 31 (22)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	8.4% - 9.2% (8.6%)	1.2% - 4.0% (2.1%)	13.7% - 28.6% (19.8%)	15 - 25 (19)	18 - 20 (19)
Recaptured Pools	9.4% - 10.2% (9.9%)	0.7% - 1.7% (1.2%)	20.8% - 29.3% (24.6%)	22 - 28 (24)	21 - 24 (22)
Total/Weighted Average—Excess MSRs Held through Investees	8.4% - 10.2% (9.2%)	0.7% - 4.0% (1.7%)	13.7% - 29.3% (22.1%)	15 - 28 (21)	18 - 24 (20)

Total/Weighted Average—Excess MSRs All Pools	5.7% - 11.9% (8.9%)	N/A	0.0% - 35.7% (18.9%)	5 - 31 (20)	15 - 31 (21)

MSRs
Agency(H)
Mortgage Servicing Rights(I) (J)	10.7% - 16.5% (12.0%)	0.1% - 3.4% (1.2%)	5.1% - 25.1% (20.5%)	25 - 33 (28)	0 - 30 (22)
MSR Financing Receivables(I)	11.8% - 14.9% (13.1%)	0.5% - 0.8% (0.6%)	12.4% - 18.6% (15.1%)	25 - 29 (27)	0 - 30 (25)
	10.7% - 16.5% (12.1%)	0.1% - 3.4% (1.2%)	5.1% - 25.1% (19.8%)	25 - 33 (28)	0 - 30 (22)
Non-Agency
Mortgage Servicing Rights(I)	8.7% - 11.9% (11.7%)	0.3% - 13.2% (0.9%)	1.9% - 24.5% (23.5%)	26 - 87 (28)	0 - 30 (16)
MSR Financing Receivables(I)	8.1%	15.1%	9.4%	48	0 - 30 (25)
	8.1% - 11.9% (8.2%)	0.3% - 15.1% (14.8%)	1.9% - 24.5% (9.6%)	26 - 87 (47)	0 - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(I) (J)	14.3% - 17.0% (15.8%)	2.0% - 6.1% (5.6%)	15.3% - 35.0% (23.9%)	32 - 52 (45)	0 - 30 (27)

Total/Weighted Average—MSRs	8.1% - 17.0% (11.8%)	0.1% - 15.1% (4.5%)	1.9% - 35.0% (20.0%)	25 - 87 (34)	0 - 30 (23)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

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

(E)
Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.2 - $8.8 ($7.6) per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.20 per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $9.70 per loan per month was used to value the Ginnie Mae MSRs.

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

As of March 31, 2020, a weighted average discount rate of 8.3% (range 8.0% - 8.5%) was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of March 31, 2020, a weighted average discount rate of 8.2% (range 7.9% - 13.5%) was used to value New Residential’s investments in MSRs and a weighted average discount rate of 9.4% (range 8.0% - 10.0%) was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2020	0.8% - 1.6% (1.6%)	8.2% - 8.7% (8.7%)	5.4% - 17.7% (17.3%)	15.6 - 19.8 (19.6)	bps	5.8% - 6.3% (5.8%)	22.5 - 22.7 (22.7)

(A)	Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.

(B)	Mortgage servicing amount is net of 11.0 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.

(C)	Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Real Estate and Other Securities Valuation

As of March 31, 2020, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$306,566	$308,486	$318,568	$—	$318,568	2
Non-Agency RMBS(C)	20,528,139	2,239,021	2,139,579	21,456	2,161,035	3
Total	$20,834,705	$2,547,507	$2,458,147	$21,456	$2,479,603

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

For 75.8% of New Residential’s Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$1,637,017	1.6% - 11.8% (5.1%)	2.3% - 27.1% (10.5%)	0% - 3.0% (1.0%)	12.9% - 85.6% (43.8%)

(a)	Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.

(b)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.

(c)	Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)	New Residential was unable to obtain quotations from more than one source on these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$1,527,770	4.1% - 11.0% (6.5%)	0.0% - 14.1% (5.0%)	0.0% - 34.7% (4.0%)	0.0% - 60.0% (27.0%)
Originated Loans	122,722	7.0%	14.1%	1.2%	50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$1,650,492

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$824,183	4.0% - 10.5% (8.2%)	3.0% - 15.0% (6.6%)	2.0% - 2.9% (2.4%)	20.0% - 47.9% (36.6%)

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
March 31, 2020
(dollars in tables in thousands, except share data)

at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs (net)	$131,140	43% - 100% (76.5%)	2.33 - 306 (139.8)

Mortgage-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the MDST Trusts and SAFT 2013-1 securitization entity and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by the MDST Trusts and SAFT 2013-1, respectively. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$272,292	4.0% - 7.3% (6.2%)	3.3% - 15.0% (7.5%)	2.0% - 2.8% (2.5%)	20.0% - 30.0% (26.5%)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

At March 31, 2020, assets measured at fair value on a nonrecurring basis were $1,312.2 million. The $1,312.2 million of assets include approximately $1,264.5 million of residential mortgage loans held-for-sale and $47.7 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2020:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$753,288	5.0% - 11.0% (6.1%)	2.4 - 4.8 (4.2)	4.3% - 20.0% (8.5%)	1.3% - 34.7% (6.9%)	0.0% - 100.0% (38.5%)
Non-Performing Loans	511,245	5.8% - 8.5% (8.3%)	2.3 - 5.1 (3.2)	2.0% - 6.3% (3.1%)	2.7% - 2.9% (2.9%)	18.9% - 30.0% (29.6%)
Total/Weighted Average	$1,264,533	7.0%	3.8	6.3%	5.3%	34.9%

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

(C)
Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 16%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020 consisted of a valuation allowance of $98.7 million for residential mortgage loans and $1.8 million increased allowance for REO.

13. CONSOLIDATED VARIABLE INTEREST ENTITIES

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

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of March 31, 2020. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

On October 1, 2019, as a result of New Residential’s acquisition of servicing assets from the bankruptcy estate of Ditech Holding Company and Ditech Financial LLC (“Ditech”) and its pre-existing ownership of the equity, New Residential consolidated the MDST Trusts. New Residential’s determination to consolidate the MDST Trusts is a result of its ownership of the equity in these trusts in conjunction with the ability to direct activities that most significantly impact the economic performance of the entities with the acquisition of the servicing by NewRez.

NewRez was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinated retained interests. The following table summarizes certain characteristics of the underlying residential mortgage loans, and related financing, in these securitizations:

	Three Months Ended March 31,
	2020	2019
Residential mortgage loan UPB	$14,932,876	$9,399,416
Weighted average delinquency(A)	2.45%	2.03%
Net credit losses	$13,898	$3,562
Face amount of debt held by third parties(B)	$12,907,495	$8,306,631

Carrying value of bonds retained by New Residential(C) (D)	$1,814,333	$1,271,126
Cash flows received by New Residential on these bonds	$79,250	$62,845

(A)	Represents the percentage of the UPB that is 60+ days delinquent.

(B)	Excludes bonds retained by New Residential.

(C)	Includes bonds retained pursuant to required risk retention regulations.

(D)
Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of March 31, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s consolidated balance sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
March 31, 2020
Assets
Servicer advance investments, at fair value	$500,447	$—	$—	$—	$500,447
Residential mortgage loans, held-for-investment, at fair value	—	—	429,318	—	429,318
Consumer loans, held-for-investment, at fair value	—	—	—	774,607	774,607
Cash and cash equivalents	29,942	22,517	—	—	52,459
Restricted cash	4,808	—	—	8,825	13,633
Other assets	7	4,656	1,941	11,279	17,883
Total Assets	$535,204	$27,173	$431,259	$794,711	$1,788,347
Liabilities
Notes and bonds payable(A)	$415,036	$—	$272,293	$771,232	$1,458,561
Accrued expenses and other liabilities	1,581	4,481	—	3,885	9,947
Total Liabilities	$416,617	$4,481	$272,293	$775,117	$1,468,508
March 31, 2019
Assets
Servicer advance investments, at fair value	$674,607	$—	$—	$—	$674,607
Residential mortgage loans, held-for-investment, at fair value	—	—	429,229	—	429,229
Consumer loans, held-for-investment	—	—	—	981,931	981,931
Cash and cash equivalents	29,943	16,522	—	—	46,465
Restricted cash	—	—	—	9,899	9,899
Other assets	9,608	701	—	14,438	24,747
Total Assets	$714,158	$17,223	$429,229	$1,006,268	$2,166,878
Liabilities
Notes and bonds payable(A)	$514,246	$2,225	$377,382	$973,158	$1,867,011
Accrued expenses and other liabilities	2,343	—	2,635	4,106	9,084
Total Liabilities	$516,589	$2,225	$380,017	$977,264	$1,876,095

(A)	The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), the Shelter JVs, (Note 8), Residential Mortgage Loan trusts (Note 8), and Consumer Loans (Note 9).

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	March 31, 2020			December 31, 2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$118,591	$22,692	$49,387	$168,207	$23,171	$46,510
Others’ ownership interest	26.8%	49.9%	46.5%	26.8%	49.0%	46.5%
Others’ interest in equity of consolidated subsidiary	$31,743	$11,323	$23,512	$45,025	$11,354	$22,171

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$(42,015)	$2,571	$(13,330)	$9,155	$798	$16,042
Others’ ownership interest as a percent of total	26.8%	49.9%	46.5%	26.8%	51.0%	46.5%
Others’ interest in net income of consolidated subsidiaries	$(11,247)	$1,283	$(6,198)	$2,451	$407	$7,460

(A)
As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the three months ended March 31, 2020 and 2019, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

14.	EQUITY AND EARNINGS PER SHARE

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the market ”equity offering program (the “ATM Program”). On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million.

During the three months ended March 31, 2020, New Residential sold 0.1 million ATM Shares for an aggregate proceeds of $1.6 million. In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.01 million shares of New Residential’s common stock at the offering price, which had fair value of approximately $0.2 million as of the grant date.

The following table summarizes the Company’s ATM Program activity:

Month	Number of Common shares	Average price per share	Gross Proceeds	Fees	Net Proceeds
January 1, 2020 - March 31, 2020	97,394	$17.06	$1,662	$12	$1,650

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
March 31, 2020
(dollars in tables in thousands, except share data)

shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $0.7 million as of the grant date. The assumptions used in valuing the options were: a 1.56% risk-free rate, a 11.20% dividend yield, 18.23% volatility and a 10-year term.

On February 14, 2020, in a public offering, New Residential issued 16.1 million of its 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series C”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $389.5 million. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $1.0 million as of the grant date. The assumptions used in valuing the options were: a 1.55% risk-free rate, a 9.00% dividend yield, 17.39% volatility and a 10-year term.

The table below summarizes Preferred Shares:

					Three Months Ended March 31, 2020
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Dividend
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% Issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47
Preferred Series B, 7.125% Issued August 2019	11,300	282,500	3.15%	273,418	$0.45
Preferred Series C, 6.375% Issued February 2020	16,100	402,500	3.15%	389,548	$0.40
Total	33,610	$840,250		$812,992

On March 23, 2020, New Residential’s board of directors declared a first quarter 2020 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 of Preferred Series C or $2.9 million, $5.1 million, and $6.4 million respectively.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at March 31, 2020.

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

Option Plan

As of March 31, 2020, New Residential’s outstanding options were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of March 31, 2020. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2020 was $5.01 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2020	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2020 (millions)
Directors	Various	7,000	7,000	$13.57	$—
Manager(C)	2017	1,130,916	1,130,916	13.95	—
Manager(C)	2018	5,320,000	3,576,631	16.65	—
Manager(C)	2019	6,351,000	2,422,600	16.17	—
Manager(C)	2020	1,619,739	53,991	17.41	—
Outstanding		14,428,655	7,191,138

(A)	Options expire on the tenth anniversary from date of grant.

(B)
The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.

(C)	The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$13.95	1,130,916
2018	$16.54 to $18.01	1,159,833
2019	$15.13 to $16.67	1,270,200
Total		3,560,949

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2019 outstanding options	12,808,916
Options granted	1,619,739	$17.41
Options exercised	—	$—
Options expired unexercised	—
March 31, 2020 outstanding options	14,428,655	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. New Residential recorded a net loss during the three months ended March 31, 2020, as such the outstanding stock options, under the treasury method, would be anti-dilutive. During the three months ended March 31, 2019, based on the treasury stock method, New Residential had 321,144 dilutive common stock equivalents outstanding.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(1,607,255)	$155,912
Noncontrolling interests in income of consolidated subsidiaries	(16,162)	10,318
Dividends on preferred stock	11,222	—
Net income (loss) attributable to common stockholders	$(1,602,315)	$145,594

Basic weighted average shares of common stock outstanding	415,589,155	388,279,931
Dilutive effect of stock options(A)	—	321,144
Diluted weighted average shares of common stock outstanding	415,589,155	388,601,075

Basic earnings per share attributable to common stockholders	$(3.86)	$0.37
Diluted earnings per share attributable to common stockholders	$(3.86)	$0.37

(A)
Stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share, for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented.

Noncontrolling Interests

Noncontrolling interests is composed of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), Shelter JVs (Note 8) and Consumer Loans (Note 9).

15.	COMMITMENTS AND CONTINGENCIES

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

Capital Commitments — As of March 31, 2020, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 19 for additional capital commitments entered into subsequent to March 31, 2020, if any):

MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and NewRez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on New Residential’s Investments in MSRs and Servicer Advance Investments.

Mortgage Origination Reserves — NewRez, a wholly owned subsidiary of New Residential, currently originates, or has in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, NewRez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, NewRez generally has an obligation to cure the breach. If NewRez is unable to cure the breach, the purchaser may require NewRez to repurchase the loan.

In addition, for Ginnie Mae guaranteed securitizations, NewRez holds the Ginnie Mae Buy-Back Option to repurchase delinquent loans from the securitization at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally executes its option to repurchase that will result in an economic benefit. As of March 31, 2020, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $11.1 million and $197.7 million, respectively. See Notes 5 and 8 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $267.5 million of unfunded and available revolving credit privileges as of March 31, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $41.2 million.

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At March 31, 2020, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

16.	TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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

The Manager is entitled to receive a management fee in an amount equal to 1.5% per annum of New Residential’s gross equity calculated and payable monthly in arrears in cash. Gross equity is generally (i) the equity transferred by Drive Shack, formerly Newcastle Investment Corp., which was the sole stockholder of New Residential until the spin-off of New Residential completed on May 15, 2013, on the date of the spin-off, (ii) plus total net proceeds from preferred and common stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

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

In March 2020, the Company and certain of its subsidiaries sold (collectively, the “Sale”) through a broker-dealer to six purchasers (collectively, “the Purchasers”) of a portfolio consisting of non-agency residential mortgage-backed securities with an aggregate face value of approximately $6.1 billion (the “Securities”). The Sale generated proceeds of approximately $3.3 billion in the aggregate, excluding any unpaid but accrued interest. The Purchasers included an entity affiliated with funds managed by an affiliate of the Company’s manager (the “Fortress Purchaser”), which purchased approximately $1.85 billion of Securities in aggregate face value for approximately $1.0 billion. In connection with the sale of the Securities to the Fortress Purchaser, the Company agreed to exercise certain rights, including call rights, that the Company holds under the securitization transactions with respect to the Securities sold to the Fortress Purchaser solely upon written direction by the Fortress Purchaser. Such rights include the rights, if any, to (i) amend and/or terminate the transactions contemplated by certain related residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements, (ii) acquire certain of the related residential mortgage loans, real estate owned and certain other assets in the trust subject to such residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements in connection with

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

such amendment or termination against delivery of the applicable termination payment, and (iii) if applicable, direct certain related servicers, holders of subordinate securities and/or other applicable parties, to exercise the rights in (i) and (ii). Pursuant to such agreement, the Company and the Fortress Purchaser would share equally in any profits or losses arising from the exercise of any such rights, other than if the Company elects not to participate in the related transaction, in which case the Fortress Purchaser would realize all of the profits and bear all of the losses with respect thereto.

Due to affiliates is composed of the following amounts:

	March 31, 2020	December 31, 2019
Management fees	$14,722	$7,076
Incentive compensation	—	91,892
Expense reimbursements and other	2,494	4,914
Total	$17,216	$103,882

Affiliate expenses and fees were composed of:

	Three Months Ended March 31,
	2020	2019
Management fees	$21,721	$17,960
Incentive compensation	—	12,958
Expense reimbursements(A)	125	125
Total	$21,846	$31,043

(A)	Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

17.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2020	2019
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(754,540)	$(65,196)
Reclassification of net realized (gain) loss on securities into earnings	Provision (reversal) for credit losses on securities	44,149	7,516
Total reclassifications		$(710,391)	$(57,680)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2020
(dollars in tables in thousands, except share data)

18.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2020	2019
Current:
Federal	$—	$(413)
State and Local	49	79
Total Current Income Tax Expense (Benefit)	49	(334)
Deferred:
Federal	(127,526)	37,146
State and Local	(39,391)	9,185
Total Deferred Income Tax Expense (Benefit)	(166,917)	46,331
Total Income Tax (Benefit) Expense	$(166,868)	$45,997

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2020. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various securitization vehicles and has made certain investments, particularly its investments in MSRs (Note 5), Servicer Advance Investments (Note 6) and REO (Note 8), through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes which have been provided for in the provision for income taxes, as applicable.

New Residential has recorded a net deferred tax asset of approximately $176.2 million as of March 31, 2020, primarily related to unrealized losses and net operating loss carry forwards.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides economic relief to eligible businesses and individuals impacted by the novel coronavirus outbreak and includes numerous tax provisions. While the Company is continuing to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation, there was no material impact on the Company’s tax provision as of March 31, 2020.

19.	SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2020 (referred to as “subsequent events”) through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In April 2020, the Company entered into amendments to its existing servicing advance credit facilities with one of its lenders. The material terms of the amendments provide for an increase on the Company’s existing facilities by an additional $1.3 billion in the aggregate to finance servicing advances. The applicable advance rates depend upon asset type and characteristics and the interest rate is based on one-month LIBOR plus a spread of 2.50%. The maturity date of the facilities is April 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto, and with “Risk Factors.”

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our annual report on Form 10-K for the year ended December 31, 2019.

As of March 31, 2020, we had $24 billion in total assets and 3,384 employees within our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. New Residential became a publicly-traded entity on May 15, 2013.

OUR MANAGER

We are externally managed by an affiliate of Fortress Investment Group LLC and benefit from the resources of this highly diversified global investment manager.

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress (the “SoftBank Merger”) and Fortress operates within SoftBank as an independent business headquartered in New York.

MARKET CONSIDERATIONS

During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of COVID-19 has been rapidly evolving, and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a prolonged period of global economic slowdown.

Beginning in mid-March 2020, financial and mortgage-related asset markets have experienced unprecedented volatility as a result of the spread of COVID-19, and this volatility may continue due to the heightened uncertainty relating to its duration and potential impact. The significant dislocation in the financial markets has caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities markets. These conditions have put significant pressure on the mortgage REIT industry, including as related to financing operations, pricing mortgage assets and meeting liquidity needs.

In response to the current market conditions, the Federal Reserve has taken a number of proactive measures, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency RMBS, and establishing a commercial paper funding facility and term and overnight repurchase agreement financing facilities. These measures are intended to bolster liquidity and to promote price stability and to reduce volatility in the mortgage-backed securities market.

As noted above, the Federal Reserve measures were intended to address the volatility in the Agency RMBS market. The Non-Agency market continued to experience unprecedented volatility and liquidity issues particularly with respect to financing of these assets with repurchase agreement financing facilities. Specifically, the amount of financing we receive under our repurchase agreements is directly related to our lenders’ valuation of our assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional cash or securities to the lender. We have experienced this phenomenon beginning in mid-March. We have also observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls.

In light of the current overall economic environment related to the COVID-19 outbreak, such as rising unemployment levels or changes in consumer behavior related to loans, as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on their loans. On March 27, 2020, the U.S. government enacted the CARES Act, an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 outbreak. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a 60-day moratorium on foreclosures. Unprecedented amounts of forbearances are likely to be requested pursuant to the CARES Act.

The owner of MSRs, acting as a liquidity provider, is contractually required to make payments, or servicing advances, to investors to the extent homeowners do not make those payments. MSR owners may service directly or engage another servicer, as subservicer. While the CARES Act provides for homeowner forbearance and a foreclosure moratorium, it does not mandate any liquidity initiatives to support servicers advancing obligations. We expect to participate, to the fullest extent possible, in liquidity initiatives offered by the GSEs and instrumentalities of the Federal Government, including the U.S. Department of the Treasury and Federal Reserve. We are engaged with other industry participants and associations in efforts to advance Federal government support for servicing advances, while we work to implement homeowner support programs.

The COVID-19 pandemic also introduced unprecedented challenges for our operating investments, including the health and safety of our employees, borrower delinquency rates and origination volumes. We have taken various precautions to mitigate the related health and safety risks, including moving approximately 95% of our staff to work-from-home status, restricting non-essential travel and face-to-face meetings and enhancing sanitization of our facilities.

The full extent of the impact of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market disruptions, the impact of government interventions and continued uncertainty with respect to the duration of the global economic slowdown.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of March 31, 2020, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2020
Investments	$1,491,206	$—	$6,537,930	$—	$8,029,136	$2,479,603	$4,187,148	$780,821	$—	$15,476,708
Cash and cash equivalents	76,752	14,032	161,778	—	252,562	101,646	560	4,382	1,303	360,453
Restricted cash	4,907	4,881	105,611	—	115,399	—	—	32,036	—	147,435
Other assets	403,277	274,883	3,023,482	—	3,701,642	4,064,232	310,095	65,602	37,840	8,179,411
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$1,987,978	$306,336	$9,833,893	$—	$12,128,207	$6,645,481	$4,497,803	$882,841	$39,143	$24,193,475
Debt	$1,352,846	$21,157	$6,332,172	$—	$7,706,175	$5,892,709	$3,455,028	$774,797	$—	$17,828,709
Other liabilities	244,137	73,889	384,496	—	702,522	218,654	53,854	7,389	51,883	1,034,302
Total liabilities	1,596,983	95,046	6,716,668	—	8,408,697	6,111,363	3,508,882	782,186	51,883	18,863,011
Total equity	390,995	211,290	3,117,225	—	3,719,510	534,118	988,921	100,655	(12,740)	5,330,464
Noncontrolling interests in equity of consolidated subsidiaries	11,323	—	31,743	—	43,066	—	—	23,512	—	66,578
Total New Residential stockholders’ equity	$379,672	$211,290	$3,085,482	$—	$3,676,444	$534,118	$988,921	$77,143	$(12,740)	$5,263,886
Investments in equity method investees	$—	$—	$156,731	$—	$156,731	$—	$—	$—	$—	$156,731

Operating Investments

Origination

NewRez’s origination division is expected to be a key contributor to our profitability and to continue generating MSRs and loans for the Company.

According to Inside Mortgage Finance, NewRez was the fastest growing non-bank originator compared to the same quarter in the prior year and broke into the ranks of top-ten non-bank originators in the three months ended March 31, 2020. For the three months ended March 31, 2020, loan origination volume was $11.4 billion, up from $2.2 billion in the year prior. During the three months ended March 31, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s origination platform, and increased market share helped drive growth across all channels.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“E Street”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to NewRez.

In response to market disruption caused by the COVID-19 pandemic and consistent with our actions to de-risk our balance sheet and preserve liquidity, in March 2020, NewRez shifted its focus to higher quality GSE and government loans and ceased Non-QM production due to illiquidity, and paused wholesale and correspondent channel originations to reduce the pipeline and minimize hedge and margin risk. We expect to re-enter the wholesale and correspondent channels in May 2020.

We expect that the origination business will continue to take advantage of the attractive origination environment. We believe the housing market will remain favorable through 2020 and 2021. According to the April 2020 Freddie Mac Economic and Housing Market Outlook, total originations are forecasted to be $2,351 billion and $2,369 billion, respectively. The 2020 refinance market is forecasted to be $1,260 billion, or 54%, of total forecasted originations, with a shift to the purchase market forecast for 2021, reducing the refinance market to $1,032 billion, or 44%. Our continuing investments in our Direct-to-Consumer and Retail/Shelter channels position NewRez for potential growth in both markets.

The charts below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Three Months Ended
	March 31, 2020	March 31, 2019	Change
Production by Channel (in millions)
Retail / Shelter	$581	$331	$250
Direct to Consumer / Retention	2,115	570	1,545
Wholesale	1,665	738	927
Correspondent	7,053	521	6,532
Total Production by Channel	$11,414	$2,160	$9,254

Production by Product (in millions)
Agency	$5,478	$923	$4,555
Government	5,367	815	4,552
Non-QM	365	293	72
Non-Agency	190	111	79
Other	14	18	(4)
Total Production by Product	$11,414	$2,160	$9,254

% Purchase	33%	57%	(24)%
% Refinance	67%	43%	24%

	March 31, 2020	March 31, 2019	Change
Origination Revenue (in thousands)
Gain on loans originated and sold(A)	$33,893	$19,070	$14,823
Gain (loss) on settlement of mortgage loan derivative instruments(B)	(46,314)	(11,163)	(35,151)
MSRs retained on transfer of loans(C)	187,174	34,439	152,735
Other(D)	12,122	3,553	8,569
Realized gain on sale of originated mortgage loans, net	$186,875	$45,899	$140,976

Change in fair value of loans	$20,479	$3,003	$17,476
Change in fair value of interest rate lock commitments	91,249	3,208	88,041
Change in fair value of derivative instruments	(140,388)	(1,298)	(139,090)
Unrealized origination revenue	$(28,660)	$4,913	$(33,573)

Gain on originated mortgage loans, held-for-sale, net(E) (F)	$158,215	$50,812	$107,403
Pull through adjusted lock volume	$12,381,939	$2,468,156	$9,913,783

Revenue as a percentage of pull through adjusted lock volume	1.28%	2.06%	(0.78)%

(A)	Includes loan origination fees of $277.0 million and $25.0 million for the three months ended March 31, 2020 and 2019, respectively.

(B)	Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.

(C)	Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

(D)	Includes fees for services associated with the loan origination process, and the provision for repurchase reserves, net of release.

(E)
Excludes $21.5 million and $16.4 million of gain on originated mortgage loans, held-for-sale, net for the three months ended March 31, 2020 and 2019, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Condensed Consolidated Financial Statements).

(F)	Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on originated mortgage loans, held-for-sale, net, increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily driven by the higher volume from all our Channels.

Servicing

Our servicing business has a division dedicated to performing loan servicing, NewRez Servicing, and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing services performing Agency and government-insured loans. SMS services delinquent Agency loans and Non-Agency loans on behalf of the owners of the underlying mortgage loans. During the three months ended March 31, 2020, we boarded approximately 450,000 loans, completing the remaining transfers of the servicing portfolios purchased from Ditech on October 1, 2019. Our cost to service continues to decline as we achieve the benefits of scale and create efficiencies. Annualized direct cost to service per loan has declined 37% to $130/loan in the first quarter of 2020 from $205/loan in the prior year. We believe that our ability to onboard additional loans while reducing costs will help the servicing business continue to succeed as it grows.

SMS is a recognized leader in specialty servicing, with an 18-year track record of providing positive outcomes for both investors and homeowners. SMS has completed over 20,000 modifications since 2017, helping many homeowners avoid foreclosure and stay in their homes. We are committed to assisting homeowners as they navigate the COVID-19 forbearance process, and have increased our ability to support homeowners experiencing financial challenges by implementing improvements to our website that enabled customers to enroll in forbearances online, and by adding staff.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries as of March 31, 2020 and 2019.

	Unpaid Principal Balance
	March 31, 2020	March 31, 2019	Change
Performing Servicing (in millions)
MSR Assets	$178,108.4	$85,373.9	$92,734.5
Acquired Residential Whole Loans	2,473.6	727.2	1,746.4
Total Performing Servicing	180,582.0	86,101.1	94,480.9

Special Servicing (in millions)
MSR Assets	$5,509.8	$2,021.0	$3,488.8
Acquired Residential Whole Loans	6,699.5	3,727.1	2,972.4
Third Party	83,029.2	49,695.7	33,333.5
Total Special Servicing	95,238.5	55,443.8	39,794.7
Total Servicing Portfolio	$275,820.5	$141,544.9	$134,275.6
Agency Servicing (in millions)
MSR Assets	$129,180.6	$59,470.2	$69,710.4
Acquired Residential Whole Loans	—	—	—
Third Party	20,384.1	3,993.7	16,390.4
Total Agency Servicing	149,564.7	63,463.9	86,100.8

Government Servicing (in millions)
MSR Assets	$53,904.9	$27,300.3	$26,604.6
Acquired Residential Whole Loans	—	—	—
Third Party	1,718.3	2,110.1	(391.8)
Total Government Servicing	55,623.2	29,410.4	26,212.8

Non-Agency (Private Label) Servicing (in millions)
MSR Assets	$532.8	$624.4	$(91.6)
Acquired Residential Whole Loans	9,173.1	4,454.4	4,718.7
Third Party	60,926.7	43,591.8	17,334.9
Total Non-Agency (Private Label) Servicing	70,632.6	48,670.6	21,962.0
Total Servicing Portfolio	$275,820.5	$141,544.9	$134,275.6

	Three Months Ended
	March 31, 2020	March 31, 2019	Change
Base Servicing Fees (in thousands):
MSR Assets	$26,948	$8,713	$18,235
Acquired Residential Whole Loans	2,191	1,458	733
Third Party	31,407	17,231	14,176
Total Base Servicing Fees	$60,546	$27,402	$33,144

Other Fees (in thousands):
Incentive fees	$8,666	$7,795	$871
Ancillary fees	9,034	6,658	2,376
Boarding fees	4,889	1,173	3,716
Other fees	4,111	516	3,595
Total Other Fees	$26,700	$16,142	$10,558

Total Servicing Fees	$87,246	$43,544	$43,702

MSR Related Investments

MSRs and MSR Financing Receivables

As of March 31, 2020, we had $5.5 billion carrying value of MSRs and MSR financing receivables within our servicer subsidiary, NRM.

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of March 31, 2020, these subservicers and interim subservicers include PHH, Mr. Cooper, LoanCare, Quicken, United Shore, and Flagstar, which subservice 21.7%, 18.0%, 17.8%, 3.0%, 2.7%, and 0.9% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 35.9% of the underlying UPB of the related mortgages is subserviced by NewRez (Note 1 to our Condensed Consolidated Financial Statements). We have entered into agreements with PHH, LoanCare, Flagstar, and Mr. Cooper whereby we are entitled to the MSR on any refinancing by such subservicer of a loan in the related original portfolio.

We are generally obligated to fund all future servicer advances related to the underlying pools of mortgage loans on our MSRs and MSR financing receivables. Generally, we will advance funds when the borrower fails to meet, including forbearances, contractual payments (e.g. principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Pursuant to our servicing agreements, we are obligated to make certain advances on mortgage loans to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

See Note 5 to our Condensed Consolidated Financial Statements for further information regarding our investments in MSR financing receivables. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Change in Fair Value of Investments in MSR Financing Receivables” for further information regarding the impact of the economic uncertainties resulting from COVID-19 and the associated impacted on our MSR investments.

The table below summarizes our investments in MSRs and MSR financing receivables as of March 31, 2020.

	Current UPB (mm)	Weighted Average MSR (bps)		Carrying Value (mm)
MSRs
GSE	$339,416.4	28	bps	$3,227.7
Non-Agency	6,630.7	28		16.7
Ginnie Mae	57,658.9	45		689.9
MSR Financing Receivables
GSE	49,533.7	27		491.7
Non-Agency	73,533.1	48		1,112.8
Total	$526,772.8	33	bps	$5,538.8

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and MSR financing receivables as of March 31, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$3,227,788	$339,416,358	2,122,194	747	4.3%	268	66	3.2%	14.6%	14.4%	0.2%	12.1%
Non-Agency	16,669	6,630,753	144,045	662	7.4%	191	166	3.6%	18.5%	18.0%	0.5%	2.1%
Ginnie Mae	689,927	57,658,948	291,213	686	3.9%	322	34	3.1%	18.7%	18.2%	0.5%	20.2%
MSR Financing Receivables
GSE	491,681	49,533,672	213,815	748	4.3%	295	34	1.1%	30.7%	30.6%	0.1%	3.9%
Non-Agency	1,112,750	73,533,090	539,047	644	4.4%	305	170	15.0%	9.4%	7.4%	2.0%	2.8%
Total	$5,538,815	$526,772,821	3,310,314	725	4.3%	281	75	4.6%	15.9%	15.4%	0.5%	10.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.7%	0.4%	0.5%	0.5%	—%	3.2%
Non-Agency	7.5%	2.7%	7.7%	2.2%	0.6%	3.2%
Ginnie Mae	4.5%	1.4%	1.1%	1.2%	0.1%	4.6%
MSR Financing Receivables
GSE	1.1%	0.2%	0.2%	0.1%	—%	0.1%
Non-Agency	10.5%	4.7%	2.9%	8.1%	1.9%	3.0%
Total	3.2%	1.1%	0.9%	1.6%	0.3%	3.0%

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

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of March 31, 2020.

Summary of Direct Excess MSR Investments as of March 31, 2020

		MSR Component(A)					Excess MSR
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (mm)
Agency	$41.7	29	bps	21	bps	32.5% - 66.7%	$200.2
Non-Agency(B)	43.3	35		15		33.3% - 100.0%	$163.8
Total/Weighted Average	$85.0	32	bps	18	bps		$364.0

(A)	The MSR is a weighted average as of March 31, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)
Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $30.0 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of March 31, 2020

		MSR Component(A)
	Current UPB (bn)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (mm)
Agency	$33.3	33	bps	21	bps	50.0%	66.7%	33.3%	$215.0

(A)	The MSR is a weighted average as of March 31, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of March 31, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$142,864	$29,911,789	220,554	725	4.6%	240	120	1.7%	13.1%	12.6%	0.6%	16.5%
Recaptured Loans	57,303	11,791,078	71,572	725	4.3%	274	46	0.1%	13.1%	12.9%	0.3%	38.0%
	$200,167	$41,702,867	292,126	725	4.5%	251	97	1.2%	13.1%	12.7%	0.5%	23.0%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$139,883	$39,373,793	224,035	671	4.7%	276	168	9.5%	13.3%	11.3%	2.3%	9.9%
Recaptured Loans	23,882	3,932,726	18,107	738	4.2%	281	31	0.1%	17.6%	17.6%	0.1%	35.4%
	$163,765	$43,306,519	242,142	677	4.6%	277	156	8.1%	13.7%	11.8%	2.2%	12.8%
Total/Weighted Average(H)	$363,932	$85,009,386	534,268	700	4.6%	264	128	4.3%	13.4%	12.2%	1.4%	17.8%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.6%	0.7%	0.5%	0.5%	0.2%	0.1%
Recaptured Loans	1.8%	0.4%	0.3%	0.2%	0.1%	—%
	2.4%	0.6%	0.5%	0.4%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	11.1%	3.2%	2.1%	5.2%	1.0%	1.9%
Recaptured Loans	1.5%	0.2%	0.1%	0.1%	—%	—%
	10.3%	2.9%	1.9%	4.7%	0.9%	1.7%
Total/Weighted Average(H)	6.5%	1.9%	1.2%	2.7%	0.5%	0.9%

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

(F)
We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $30.0 billion UPB underlying these Excess MSRs.

(G)
Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

(H)	Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2020 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$122,864	$19,576,695	33.3%	196,330	705	5.2%	231	140	1.4%	13.6%	12.4%	1.4%	19.2%
Recaptured Loans	92,086	13,674,605	33.3%	98,529	710	4.3%	268	52	0.1%	13.2%	12.8%	0.5%	45.0%
Total/Weighted Average(G)	$214,950	$33,251,300		294,859	707	4.9%	247	104	1.4%	13.5%	12.6%	1.0%	30.0%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	4.0%	1.0%	0.6%	0.7%	0.3%	0.2%
Recaptured Loans	2.8%	0.7%	0.3%	0.2%	0.1%	0.1%
Total/Weighted Average(G)	3.5%	0.9%	0.5%	0.5%	0.2%	0.1%

(A)	The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.

(B)	Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)	Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)	Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2020
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Mr. Cooper and SLS serviced pools	$509,989	$515,574	$30,043,832	$461,723	1.5%

(A)	Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the three months ended, March 31, 2020 (dollars in thousands):

			Three Months Ended March 31, 2020		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.8%	6.7	$(18,749)	$423,910	88.0%	87.1%	1.7%	1.7%

(A)	Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

(B)	Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.

(C)	Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

(D)	Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.

(E)	The following types of advances are included in Servicer Advance Investments:

March 31, 2020
Principal and interest advances	$87,292
Escrow advances (taxes and insurance advances)	173,617
Foreclosure advances	200,814
Total	$461,723

A discussion of the sensitivity of these incentive fees to changes in LIBOR is included below under “Quantitative and Qualitative Disclosures About Market Risk.”

MSR Related Ancillary Business

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

As a result of current market conditions and consistent with the Company’s business strategy of using its Agency RMBS portfolio as a source of liquidity, the Company sold substantially all of its Agency RMBS portfolio in March 2020 to strengthen its cash position. However, we expect to purchase additional Agency RMBS in the near future to replenish a portion of the assets that we recently sold.

The following table summarizes our Agency RMBS portfolio as of March 31, 2020 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$306,566	$308,486	100.0%	$10,082	$—	$318,568	27	6.8	2.3%	$302,508

(A)	Fair value, which is equal to carrying value for all securities.

(B)	Three month average constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	2.79%
Weighted Average Funding Cost	1.68%
Net Interest Spread	1.11%

(A)	The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

Non-Agency RMBS

As discussed above, since mid-March 2020, markets for mortgage-backed securities and other credit-related assets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which has had a material impact on our investment portfolio. A significant portion of our Non-Agency RMBS portfolio was financed with repurchase agreements. Fluctuations in the value of our portfolio of Non-Agency RMBS, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our Non-Agency RMBS portfolio in March 2020, for which we recorded significant realized losses during the quarter ended March 31, 2020. Refer to Note 16 for details regarding Non-Agency RMBS sales with affiliates.

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2020 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$20,528,139	$2,239,021	$69,347	$(147,333)	$2,161,035	$1,724,115

(A)	Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2020 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	C	105	$235,756	$98,864	4.5%	$92,556	—%	0.4%	7.1	4.3%
2006	N/A	15	91,603	—	—%	1	—%	—%	—	0.1%
2007	B+	21	420,113	169,039	7.7%	175,074	—%	0.3%	5.0	1.3%
2008 and later	B	445	19,737,303	1,939,366	87.8%	1,861,878	15.0%	—%	8.4	3.2%
Total/Weighted Average	B	586	$20,484,775	$2,207,269	100.0%	$2,129,509	12.9%	0.1%	8.1	3.1%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	16.7	0.08	7.1%	9.8%	15.5%
2006	13.6	0.04	11.9%	—%	104.9%
2007	12.8	0.49	9.7%	1.5%	14.7%
2008 and later	12.9	0.84	9.7%	2.2%	0.1%
Total/Weighted Average	13.1	0.78	9.6%	2.5%	1.9%

(A)	Excludes $20.1 million face amount of bonds backed by consumer loans and $23.3 million face amount of bonds backed by corporate debt.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 337 bonds with a carrying value of $971.6 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2020.

(D)	The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.

(E)
The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2020.

(F)	Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $29.5 million and $4.3 million, respectively, for which no coupon payment is expected.

(G)	The weighted average loan size of the underlying collateral is $256.0 thousand.

(H)	The ratio of original UPB of loans still outstanding.

(I)	Three month average constant prepayment rate and default rates.

(J)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of March 31, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	5.00%
Weighted Average Funding Cost	2.77%
Net Interest Spread	2.23%

(A)	The Non-Agency RMBS portfolio consists of 47.8% floating rate securities and 52.2% fixed rate securities (based on amortized cost basis).

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $34.0 billion.

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

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Note 8 and 16 in our Condensed Consolidated Financial Statements for further details on these transactions.

On March 31, 2020, in connection with the sale of certain Non-Agency RMBS (the “Securities”), we agreed to exercise call rights with respect to those Securities on behalf and solely at the direction of one of the buyers.

Refer to Note 16 for additional discussion regarding call rights and transactions with affiliates.

Residential Mortgage Loans

In March of 2020, we began selling assets to manage and generate liquidity and de-risk our balance sheet. To realign our balance sheet in reaction to increased market risk and raise liquidity, we reduced our exposure to loan pools financed using repurchase agreements. Furthermore, while typically more expensive, to the extent possible, the Company has been opportunistically seeking long-term financing arrangements rather than short-term repurchase agreements to reduce volatility risk associated with assets valuations and margin calls.

As of March 31, 2020, we had approximately $5.9 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $4.4 billion and notes and bonds payable with an aggregate face amount of approximately $0.4 billion. We acquired these loans through open market purchases, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2020 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Floating Rate Loans as a % of Face Amount	LTV Ratio(B)	Weighted Avg. Delinquency(C)	Weighted Average FICO(D)
Total Residential Mortgage Loans, held-for-investment, at fair value	$919,461	$824,183	14,164	8.2%	6.5	9.0%	72.1%	17.8%	642

Acquired Reverse Mortgage Loans(E) (F)	$12,333	$6,220	29	7.9%	5.0	5.5%	153.3%	70.7%	N/A
Acquired Performing Loans(G) (I)	828,323	753,288	11,853	6.1%	4.2	65.9%	51.1%	8.6%	684
Acquired Non-Performing Loans(H) (I)	629,948	505,025	4,822	8.3%	3.2	10.9%	76.6%	73.1%	581
Total Residential Mortgage Loans, held-for-sale	$1,470,604	$1,264,533	16,704	7.1%	3.8	41.8%	62.9%	36.8%	639

Acquired Performing Loans(G) (I)	$2,046,090	$1,804,443	12,925	5.9%	7.9	6.9%	67.3%	30.5%	644
Originated Loans	1,430,577	1,479,530	4,769	3.7%	28.0	2.9%	72.7%	0.1%	732
Total Residential Mortgage Loans, held-for-sale, at fair value	$3,476,667	$3,283,973	17,694	5.0%	16.2	5.3%	69.5%	18.0%	680

(A)	The weighted average life is based on the expected timing of the receipt of cash flows.

(B)	LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.

(C)	Represents the percentage of the total principal balance that is 60+ days delinquent.

(D)	The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.

(E)
Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 47% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.

(F)	FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)	Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.

(H)	As of March 31, 2020, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)	Includes $35.1 million and $26.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2020 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$771,998	62.0%	38.0%	105,140	672	18.1%	12.3%	179	3.9	1.8%	1.0%	1.9%	17.5%	4.7%

(A)	Weighted average original FICO score represents the FICO score at the time the loan was originated.

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

In addition, as of March 31, 2020, our investments in LoanCo and WarrantCo had been fully distributed to us.

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

Our critical accounting policies as of March 31, 2020, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2019.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.  Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The following table summarizes the changes in our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Interest income	$402,373	$438,867	$(36,494)
Interest expense	216,855	212,832	4,023
Net Interest Income	185,518	226,035	(40,517)

Impairment
Provision (reversal) for credit losses on securities	44,149	7,516	36,633
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	100,496	5,280	95,216
	144,645	12,796	131,849

Net interest income after impairment	40,873	213,239	(172,366)
Servicing revenue, net of change in fair value of $(649,375) and $(56,910), respectively	(289,115)	165,853	(454,968)
Gain on originated mortgage loans, held-for-sale, net	179,698	67,170	112,528
Other Income
Change in fair value of investments in excess mortgage servicing rights	(11,024)	4,627	(15,651)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(457)	2,612	(3,069)
Change in fair value of investments in mortgage servicing rights financing receivables	(104,111)	(36,379)	(67,732)
Change in fair value of servicer advance investments	(18,749)	7,903	(26,652)
Change in fair value of investments in real estate and other securities	(86,792)	6,679	(93,471)
Change in fair value of investments in residential mortgage loans	(265,244)	9,214	(274,458)
Change in fair value of derivative instruments	(39,982)	(25,760)	(14,222)
Gain (loss) on settlement of investments, net	(799,572)	(43,168)	(756,404)
Earnings from investments in consumer loans, equity method investees	—	4,311	(4,311)
Other income (loss), net	(76,730)	5,995	(82,725)
	(1,402,661)	(63,966)	(1,338,695)

Operating Expenses
General and administrative expenses	206,363	98,940	107,423
Management fee to affiliate	21,721	17,960	3,761
Incentive compensation to affiliate	—	12,958	(12,958)
Loan servicing expense	7,853	9,603	(1,750)
Subservicing expense	66,981	40,926	26,055
	302,918	180,387	122,531

Income (Loss) Before Income Taxes	(1,774,123)	201,909	(1,976,032)
Income tax expense (benefit)	(166,868)	45,997	(212,865)
Net Income (Loss)	$(1,607,255)	$155,912	$(1,763,167)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$(16,162)	$10,318	$(26,480)
Dividends on Preferred Stock	$11,222	$—	$11,222
Net Income (Loss) Attributable to Common Stockholders	$(1,602,315)	$145,594	$(1,747,909)

Interest Income

As discussed in the “Our Portfolio” section, during the first quarter of 2020, we reduced the overall size of our asset portfolio, including interest-earnings assets. Furthermore, the economic disruption caused by the COVID-19 pandemic and its impact, such as widening of credit spreads, have negatively impacted our interest-earnings assets. As a result of these factors, interest income decreased by $36.5 million, primarily attributable to (i) a $25.2 million decrease in interest income from Servicer Advance Investments, (ii) a $20.5 million decrease due to less accelerated accretion recognized on called deals partially offset by a higher average Agency RMBS portfolio, (iii) a $9.5 million decrease from Consumer Loans attributable to lower unpaid principal balance,

(iv) a $4.8 million decrease related to MSRs. The decrease was partially offset by (v) a $13.7 million increase in interest income from servicing, origination, and MSR related ancillary businesses, (vi) an $8.1 million increase in interest income from excess MSRs, and (vii) a $1.7 million increase in interest income from residential mortgage loans.

Interest Expense

Interest expense increased by $4.0 million primarily attributable to (i) a $6.7 million increase related to higher average Agency RMBS portfolio investments financed with repurchase agreements, (ii) a $4.9 million net increase of interest expense from additional financing obtained driven by growth in the origination and servicing businesses. The increase was partially offset by (iii) a $5.1 million decrease related to residential mortgage loans due to a decrease in the underlying principal balance of the portfolio financed with repurchase agreements and, (iv) a $2.5 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding.

We rely on a significant amount of repurchase agreements and warehouse facilities to finance our assets. Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. Consequently, we expect to incur more onerous borrowing conditions in the near term with respect to our ability to renew or replace financing arrangements. We also expect to incur higher interest expense associated with higher borrowing costs. Refer to the “Liquidity and Capital Resources” section for further discussion.

Provision (Reversal) for Credit Losses on Securities

The provision (reversal) for credit losses on securities increased by $36.6 million primarily resulting from a decline in fair values on Non-Agency RMBS purchased with existing credit impairment. The impairment is a result of the fair value falling below their amortized cost basis for these securities as of March 31, 2020. Effective January 1, 2020, these securities are accounted for in accordance with the new credit loss accounting standard CECL (Notes 1 and 7 to our Condensed Consolidated Financial Statements). The CECL provision in the first quarter of 2020 was impacted by the significant deterioration in macroeconomic forecasts between the January 1 and the March 31 quarter end due to the economic disruption caused by the COVID-19 pandemic. Our provision is inherently based on assumptions and estimates, and adjustments to such assumptions may negatively affect our future results. Consequently, forecasts that indicate weak or deteriorating economic conditions may result in a higher provision for credit losses.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

The $95.2 million increase in the valuation and credit loss provision (reversal) on loans and real estate owned resulted from (i) a $107.9 million increase in impairment on residential mortgage loans held-for-sale and (ii) a $1.0 million increase in impairment on REOs. The increase was partially offset by a reduction in provision expense on residential mortgage loans held-for-investment and consumer loans held-for-investment due to electing the fair value option as of January 1, 2020 in lieu of adopting CECL, and classifying the change in fair value of these loans in other financial statement line items (see Change in fair value of investments in residential mortgage loans and Other income (loss), net). Provision expense recognized on these loans during the three months ended March 31, 2019 was a total of $13.7 million. The decrease in the fair value of the residential mortgage and consumer loans is attributable to lower valuations as of March 31, 2020, which took into account the current environment related to the financial impact of the COVID-19 outbreak on the overall economy, such as rising unemployment levels. Values used to determine impairment at March 31, 2020 are based on estimates and such estimates may materially differ.

Servicing Revenue, Net
The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Changes in interest rates and prepayment rates	$(323,699)	$(184,462)	$(139,237)
Changes in discount rates	(73,502)	74,336	(147,838)
Changes in other factors	(66,510)	125,891	(192,401)
Total	$(463,711)	$15,765	$(479,476)

Servicing revenue, net decreased $455.0 million primarily driven by (i) a $479.5 million change from positive mark-to-market adjustments during the three months ended March 31, 2019 to negative mark-to-market adjustments during the three months ended March 31, 2020, and (ii) a $118.7 million increase in amortization as a result of MSR acquisitions. The negative mark-to-market adjustments during the three months ended March 31, 2020 were primarily driven by changes in interest rates resulting in lower custodial earnings, an increase in discount rates, and higher delinquency rates, resulting from changes in estimates regarding the economic outlook caused by COVID-19. The decrease was partially offset by (iii) a $137.5 million increase in servicing fee revenue and fees as a result of MSR acquisitions that closed subsequent to March 31, 2019.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

Gain on originated mortgage loans, held-for-sale, net increased $112.5 million primarily driven by (i) $159.4 million higher value of MSRs retained on transfer of loans, and (ii) a $21.1 million increase in appraisal and other revenues earned in conjunction with the loan origination process, partially offset by (iii) a $34.9 million increase in loss on settlement of mortgage loan origination derivative instruments and (iv) a $33.1 million net decrease in change in fair value of TBAs offset by the change in fair value of originated loans and interest rate lock commitments.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Changes in interest rates and prepayment rates	$4,226	$(9,752)	$13,978
Changes in discount rates	(4,015)	9,279	(13,294)
Changes in other factors	(11,235)	5,100	(16,335)
Total	$(11,024)	$4,627	$(15,651)

The negative mark-to-market adjustments during the three months ended March 31, 2020 were mainly driven by increases in the discount rates driven by changes in estimates regarding the economic outlook caused by COVID-19, offset by changes related to interest rates and decreases in prepayment rates. In contrast, during the three months ended March 31, 2019, discount rates decreased and prepayment rates increased.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Changes in interest rates and prepayment rates	$686	$(4,960)	$5,646
Changes in discount rates	(743)	3,171	(3,914)
Changes in other factors	(400)	4,401	(4,801)
Total	$(457)	$2,612	$(3,069)

The negative mark-to-market adjustments during the three months ended March 31, 2020 were mainly driven by increases in the discount rates driven by changes in estimates regarding the economic outlook caused by COVID-19, partially offset by changes related to interest rates and decreases in prepayment rates. In contrast, during the three months ended March 31, 2019, discount rates decreased and prepayment rates increased.

Change in Fair Value of Investments in MSR Financing Receivables

The component of changes in the fair value of investments in MSR financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Changes in interest rates and prepayment rates	$81,808	$(51,354)	$133,162
Changes in discount rates	(12,744)	33,931	(46,675)
Changes in other factors	(102,674)	24,361	(127,035)
Total	$(33,610)	$6,938	$(40,548)

The change in fair value of investments in MSR financing receivables decreased $67.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. $40.5 million of the decrease was related to changes in valuation inputs and assumptions, primarily due to higher delinquency rates, lower recapture rates, and an increase in discount rates, partially offset by a decrease in costs of financing. These changes resulted from changes in estimates regarding the economic outlook caused by COVID-19. The remaining decrease was primarily due to $25.9 million increase in amortization expense as a result of MSR acquisitions that closed subsequent to March 31, 2019.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount
Changes in interest rates and prepayment rates	$(1,874)	$(998)	$(876)
Changes in discount rates	(12,744)	9,682	(22,426)
Changes in other factors	(4,131)	(781)	(3,350)
Total	$(18,749)	$7,903	$(26,652)

The negative mark-to-market adjustments during the three months ended March 31, 2020 were mainly driven by an increase in discount rates resulting from changes in estimates regarding the economic outlook caused by COVID-19. The positive mark-to market adjustment during the three months ended March 31, 2019 was mainly driven by a decrease in the discount rates.

Change in Fair Value of Investments in Real Estate and Other Securities

The change in fair value of investments in real estate and other securities decreased $93.5 million, primarily due to unrealized losses from changes in valuation assumptions and inputs resulting from changes in estimates regarding the economic outlook caused by COVID-19.

Change in Fair Value of Investments in Residential Mortgage Loans

The change in fair value of investments in Residential Mortgage Loans decreased $274.5 million, primarily due to (i) a $292.9 million decrease related to changes in valuation inputs and assumptions resulted from changes in estimates regarding the economic outlook caused by COVID-19, partially offset by (ii) a $12.9 million increase due to less realization of gain through securitizations, and (iii) a $5.5 million unrealized gain on loan originations. The decrease in fair value due to changes in valuation inputs and assumptions resulted from changes in estimates regarding the economic outlook caused by COVID-19.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments decreased $14.2 million. The decrease was primarily related to (i) an $11.4 million increase in unrealized loss on Interest Rate Swaps largely resulting from increased volatility caused by COVID-19 and (ii) a $2.8 million realization of unrealized gains on TBAs.

Gain (Loss) on Settlement of Investments, Net

Gain (loss) on settlement of investments, net decreased by $756.4 million, primarily related to (i) an $819.7 million change from gain to loss realized upon sale of Agency and Non-Agency real estate securities driven by sales during the first quarter of 2020 as we managed our way through the bond market’s reaction to the COVID-19 outbreak. The decrease was partially offset by (ii) a $32.0 million increase in gain on sale of residential mortgage loans, net, (iii) a $14.9 million change from loss to gain on collapse, (iv) an $8.4 million decrease in loss on settlement of derivatives, (v) a $2.9 million change from loss to gain on sale of REO, and (vi) a $1.7 million decrease in loss on liquidated residential mortgage loans, held-for-investment.

Earnings from Investments in Consumer Loans, Equity Method Investees

Earnings from investments in Consumer Loans, Equity Method Investees decreased by $4.3 million as a result of the full distribution of investments in LoanCo and WarrantCo as of December 31, 2019.

Other Income (Loss), Net

Other income (loss), net decreased by $82.7 million, primarily attributable to (i) a $39.9 million increase in loss on consumer loans held-for-investment, at fair value, due to electing the fair value option as of January 1, 2020 in lieu of adopting CECL, (ii) a $45.0 million increase in unrealized loss on equity investments primarily due to fair value write down of the TSX commercial project investment driven by changes in estimates regarding the economic outlook caused by COVID-19, (iii) a $10.8 million receivable write-off and provisions, (iv) an $8.8 million increase in unrealized other losses, (v) a $7.8 million change from gain to loss on Ocwen common stock, (vi) a $7.5 million change from other income to other losses, and (vii) a $2.4 million decrease in gain on transfer of loans to REO. The decrease was partially offset by (viii) a $19.6 million increase in rental and ancillary revenue related to our growing rental portfolio and the Guardian Asset Management acquisition in the third quarter of 2019, and (ix) an $18.1 million change from unrealized loss to unrealized gain on notes and bonds payable.

General and Administrative Expenses

General and administrative expenses increased by $107.4 million primarily attributable to increases in NewRez volumes. As noted in the “Our Portfolio” section, during the first quarter of 2020, loan origination volume at NewRez was $11.4 billion, up from $2.2 billion in the year prior and loans serviced at NewRez was $275.8 billion, up from $141.5 billion in the prior year. The components of general and administrative expenses that increased as a result of these volumes were as follows: (i) a $56.0 million increase in compensation and benefits expense, (ii) a $12.7 million increase in legal and professional expenses, (iii) a $12.1 million increase in loan origination expenses, (iv) a $3.9 million increase in occupancy expenses, (v) a $2.9 million increase related to technology and software enhancements, and (vi) a $6.4 million increase in other general and administrative expenses. In addition, (vii) a $7.5 million increase relates to an increase in property maintenance and inspection expense resulting from the acquisition and operations of Guardian.

Management Fee to Affiliate

Management fee to affiliate increased by $3.8 million, as a result of capital raises subsequent to March 31, 2019.

Incentive Compensation to Affiliate

Due to net loss incurred, excluding any unrealized gains or losses from market-to-market valuation changes on investments and debt, during the three months ended March 31, 2020, there was no incentive compensation due to our affiliates.
Loan Servicing Expense

Loan servicing expense decreased by $1.8 million primarily due to a decrease of loan servicing expense on Consumer Loans, held-for-investment, attributable to lower unpaid principal balance.

Subservicing Expense

Subservicing expense increased $26.1 million as a result of MSR acquisitions that closed subsequent to March 31, 2019 within our servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) changed by $212.9 million, as a result of an income tax benefit of $166.9 million during the three months ended March 31, 2020 compared to an income tax expense of $46.0 million during the three months ended March 31, 2019, primarily due to the deferred tax benefit generated by changes in the fair value of loans and MSRs.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests in income of consolidated subsidiaries decreased by $26.5 million primarily due to (i) a $13.7 million decrease in other’s interest in the net income of the Buyer as a result of negative mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest income, and (ii) a $13.7 million decrease in Consumer loan Companies, which are 46.5% owned by third parties, due to negative mark-to-market adjustments in fair value, partially offset by (iii) a $0.9 million increase from the Shelter JVs, driven by higher earnings from originations during the three months ended March 31, 2020.

Dividends on Preferred Stock

Dividend expense of $11.2 million relates Preferred Series A, Preferred Series B, and Preferred Series C (Note 14 to our Condensed Consolidated Financial Statements) outstanding during the three months ended March 31, 2020. No preferred stock was outstanding during the three months ended March 31, 2019.

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

Our primary sources of funds are cash provided by operating activities (primarily income from servicing and originations), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances, which are expected to increase in the near term due to COVID-19. We expect the economic impact of the COVID-19 pandemic to result in a significant increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. In April 2020, we expanded our committed advance facilities capacity by $1.3 billion, which we believe will be adequate for our needs. We also plan to finance GNMA advances with existing MSR lines and corporate cash flow, along with GNMA’s Pass-Through Assistance Program.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of March 31, 2020, approximately $246.6 million of our cash and cash equivalents were held at NRM and NewRez, of which $44.8 million were in excess of regulatory liquidity requirements. NRM and NewRez are expected to maintain compliance with applicable net worth requirements throughout the year. Use of a government-sponsored advance facility, such as GNMA’s Pass-Through Assistance Program could further limit our ability to utilize funds generated by NRM and NewRez.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2020, we had outstanding repurchase agreements with an aggregate face amount of approximately $10.8 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% - 8% for Agency RMBS, 5% - 60% for Non-Agency RMBS, and 5% - 65% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.9 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager’s senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhances our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our repurchase agreements, credit facilities and other financing arrangements. Because repurchase agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings.

In March 2020, consistent with current conditions in the mortgage REIT industry, we observed (i) an increase in “haircuts,” which represent the difference in percentage terms between the fair value of the collateral and the amount the counterparty will lend and (ii) a mark-down of our mortgage assets held as collateral by our financing counterparties, which resulted in us having to provide additional cash or securities to satisfy higher than historical levels of margin calls (although these conditions have moderately stabilized in recent weeks). We used our cash on hand, a portion of the approximately $402.5 million proceeds from our underwritten public offering of 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock in February 2020 and the proceeds from asset sales to meet margin calls. While we have met our margin calls to date, further significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our repurchase agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, mortgage loan origination and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant amount of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$302,508	$302,508	Apr-20 to Jun-20	1.68%	0.1	$306,566	$308,486	$318,567	6.8
Non-Agency RMBS (E)	6,131,955	6,131,955	Apr-20 to Sep-20	2.77%	0.1	25,071,311	6,413,847	5,389,267	2.8
Residential Mortgage Loans(F)	4,311,309	4,309,869	May-20 to May-21	2.70%	0.8	5,003,435	5,411,739	4,612,611	12.4
Real Estate Owned(G)(H)	69,798	69,798	May-20 to May-21	2.70%	0.7	N/A	N/A	88,221	N/A
Total Repurchase Agreements	10,815,570	10,814,130		2.71%	0.4
Notes and Bonds Payable
Excess MSRs(I)	308,800	308,800	Feb-22 to Jul-22	4.29%	2.2	94,182,895	302,878	377,649	6.1
MSRs(J)	2,546,879	2,541,089	Jun-20 to Jul-24	3.76%	1.4	424,610,405	4,450,640	4,603,915	5.8
Servicer Advances(K)	2,976,208	2,969,209	Jun-20 to Aug-23	2.49%	2.0	3,388,387	3,582,852	3,588,437	1.5
Residential Mortgage Loans(L)	431,953	428,218	Apr-20 to Dec-45	4.68%	8.4	685,168	987,623	633,205	4.6
Consumer Loans(M)	764,259	767,263	May-36	3.26%	3.9	764,960	772,715	774,527	3.9
Total Notes and Bonds Payable	7,028,099	7,014,579		3.25%	2.4
Total/ Weighted Average	$17,843,669	$17,828,709		2.92%	1.2

(A)	Net of deferred financing costs.

(B)	All debt obligations with a stated maturity through April 30, 2020 were refinanced, extended or repaid.

(C)	These repurchase agreements had approximately $80.4 million of associated accrued interest payable as of March 31, 2020.

(D)	All of the Agency RMBS repurchase agreements have a fixed rate. Collateral amounts include approximately $2.9 billion of related trade and other receivables.

(E)
$5,615.0 million face amount of the Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates while the remaining $517.0 million face amount of the Non-Agency RMBS repurchase agreements have a fixed rate. This also includes repurchase agreements and related collateral of $7.5 million and $10.0 million, respectively, on retained consumer loan bonds and of $533.3 million and $697.6 million, respectively, on retained bonds collateralized by Agency MSRs. Collateral amounts also include approximately $3.3 billion of related trade and other receivables.

(F)	All of these repurchase agreements have LIBOR-based floating interest rates.

(G)	All of these repurchase agreements have LIBOR-based floating interest rates.

(H)
Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.

(I)
Includes $91.5 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $217.3 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.

(J)
Includes: $1,232.8 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 2.75%; $56.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,257.2 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

(K)
$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.00% to 1.98%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.

(L)
Represents: (i) a $5.0 million note payable to Mr. Cooper which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $99.9 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rates ranging from 3.50% to 3.75% (see Note 12 for fair value details), (iii) $176.1 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.60% (see Note 12 for fair value details), and (iv) $150.9 million of asset-backed notes held by third parties which include $1.2 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.

(M)
Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $685.1 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $10.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2020
	Outstanding Balance at March 31, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$302,508	$15,250,971	$31,770,128	1.73%
Non-Agency RMBS	6,131,955	7,216,191	8,235,316	2.66%
Residential mortgage loans	4,056,694	4,869,240	5,843,853	3.04%
Real estate owned	69,085	75,173	85,760	3.16%
Notes and Bonds Payable
Excess MSRs	—	50,000	50,000	4.16%
MSRs	1,759,551	1,466,919	1,772,334	3.94%
Servicer advances	505,543	323,000	532,743	2.75%
Residential mortgage loans	150,886	195,055	204,591	2.68%
Total/Weighted Average	$12,976,222	$29,446,549		2.94%

(A)	Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Repurchase Agreements
Agency RMBS	$6,846,716	$10,544,720	$14,939,907	$15,250,971
Non-Agency RMBS	7,675,607	7,986,868	7,403,488	7,216,191
Residential mortgage loans	2,681,220	3,432,062	2,644,559	4,869,240
Real estate owned	48,247	58,390	66,317	75,173

(A)	Represents the average for the period the debt was outstanding.

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2020, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2020	$134,958	$11,639,359	$11,774,317
2021	1,227,143	1,090,798	2,317,941
2022	1,271,962	308,800	1,580,762
2023	400,000	361,803	761,803
2024	—	368,593	368,593
2025 and thereafter	1,040,253	—	1,040,253
	$4,074,316	$13,769,353	$17,843,669

(A)	Includes repurchase agreements and notes and bonds payable of $0.9 million and $4,073.5 million, respectively.

(B)	Includes repurchase agreements and notes and bonds payable of $10,814.7 million and $2,954.7 million, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 5.0% and (13.8)%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 6.5% and 20.9%, respectively, during the three months ended March 31, 2020.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2020 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Repurchase Agreements
Residential mortgage loans and REO	$5,731,188	$2,876,008	$2,855,180
New Loan Origination	4,083,000	1,505,099	2,577,901
Non-Agency RMBS	650,000	517,004	132,996

Notes and Bonds Payable
Excess MSRs	100,000	91,500	8,500
MSRs	1,575,000	1,289,637	285,363
Servicer advances	1,575,000	1,076,243	498,757
Residential Mortgage Loans	650,000	150,886	499,114
Consumer loans	150,000	—	150,000
	$14,514,188	$7,506,377	$7,007,811

(A)
Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2020.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes Preferred Shares:

					Three Months Ended March 31, 2020
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Dividend
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% Issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47
Preferred Series B, 7.125% Issued August 2019	11,300	282,500	3.15%	273,418	$0.45
Preferred Series C, 6.375% Issued February 2020	16,100	402,500	3.15%	389,548	$0.40
Total	33,610	$840,250		$812,992

Our Preferred Series A, Preferred Series B, and Preferred Series C rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Preferred Series A, Preferred Series B, and Preferred Series C with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Preferred Series A, Preferred Series B, and Preferred Series C have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Preferred Series A, Preferred Series B, and Preferred Series C are convertible to shares of our common stock.

From and including, July 2, 2019, August 15, 2019, and February 14, 2020 but excluding, August 15, 2024 and February 15, 2025, holders of shares of our Preferred Series A, Preferred Series B, and Preferred Series C are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, and 6.375% per annum of the $25.00 liquidation preference per share (equivalent to $1.875,

$1.781, and $1.600 per annum per share), respectively, and from and including August 15, 2024 and February 15, 2025, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802%, 5.640%, and 4.969% per annum, respectively. Dividends are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Preferred Series A and Preferred Series B will not be redeemable before August 15, 2024 and the Preferred Series C will not be redeemable before February 15, 2025, except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024 for the Preferred Series A and Preferred Series B and February 15, 2025 for the Preferred Series C, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Preferred Series A, Preferred Series B, and Preferred Series C, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2020.

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

As of March 31, 2020, our outstanding options had a weighted average exercise price of $14.36. Our outstanding options as of March 31, 2020 were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2020, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2019	$682,151
Net unrealized gain (loss) on securities	78,524
Reclassification of net realized (gain) loss on securities into earnings	(754,540)
Accumulated other comprehensive income, March 31, 2020	$6,135

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2020, we recorded unrealized losses on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net widening of credit spreads. We recorded credit impairment charges of $44.1 million with respect to real estate securities and realized losses of $754.5 million on sales of real estate securities.

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

Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of opportunities when market conditions stabilize, and in light of our expectations with respect to our anticipated future performance, including as a result of our current asset mix and leverage profile, during the first quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.05 per share from $0.50 per share.

We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our board of directors and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Code.

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
June 30, 2019	July 2019	$0.50
September 30, 2019	October 2019	$0.50
December 31, 2019	January 2020	$0.50
March 31, 2020	April 2020	$0.05

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $1.6 billion for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Operating cash flows for the three months ended March 31, 2020 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $13.2 billion, servicing fees received of $378.7 million, net recoveries of servicer advances receivable of $235.7 million, net interest income received of $277.6 million, $135.4 million of other inflows, including ancillary revenues, and collections from other assets and receivables. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.0 billion, originations of $11.5 billion, incentive compensation and management fees paid to the Manager of $213.4 million, income taxes paid of $0.1 million, subservicing fees paid of $121.5 million and other outflows of approximately $196.5 million including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $16.7 billion for the three months ended March 31, 2020. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loan, REOs, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $(18.2) billion during the three months ended March 31, 2020. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under repurchase agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.8 billion. As of March 31, 2020, there was $14.9 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of March 31, 2020. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2020 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2020:

•	Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.

•	Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 15 and 17 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2020, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $267.5 million of unfunded and available revolving credit privileges as of March 31, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

INFLATION

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

CORE EARNINGS

We have five primary variables that impact our operating performance: (i) the current yield earned on our investments, (ii) the interest expense under the debt incurred to finance our investments, (iii) our operating expenses and taxes, (iv) our realized and unrealized gains or losses on our investments, including any impairment or reserve for expected credit losses and (v) income from our origination and servicing businesses. “Core earnings” is a non-GAAP measure of our operating performance, excluding the fourth variable above and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate our performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of our recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to our Manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

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

Beginning January 1, 2020, our investments in consumer loans are accounted for under the fair value option. Core Earnings adjusts earnings on the consumer loans to a level yield to present income recognition across the consumer loan portfolio in the manner in which it is economically earned, to avoid potential delays in loss recognition, and align it with our overall portfolio of mortgage-related assets which generally record income on a level yield basis. With respect to consumer loans classified as held-for-sale, the level yield is computed through the expected sale date. With respect to the gains recorded under GAAP in 2014 and 2016 as a result of a refinancing of, and the consolidation of, the Consumer Loan Companies, respectively, we continue to record a level yield on those assets based on their original purchase price.

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

Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assist in comparing the core operating results between periods, and enable investors to evaluate our current core performance using the same measure that management uses to operate the business. Management also utilizes core earnings as a measure in its decision-making process relating to improvements to the underlying fundamental operations of our investments, as well as the allocation of resources between those investments, and management also relies on core earnings as an indicator of the results of such decisions. Core earnings excludes certain recurring items, such as gains and losses (including impairment and reserves, as well as derivative activities) and non-capitalized transaction-related expenses, because they are not considered by management to be part of our core operations for the reasons described herein. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors used by management in assessing our performance, along with GAAP net income which is inclusive of all of our activities.

The primary differences between core earnings and the measure we use to calculate incentive compensation relate to (i) realized gains and losses (including impairments and reserves for expected credit losses), (ii) non-capitalized transaction-related expenses and (iii) deferred taxes (other than those related to unrealized gains and losses). Each are excluded from core earnings and included in our incentive compensation measure (either immediately or through amortization). In addition, our incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, our incentive compensation measure is intended to reflect all realized results of operations. The Gain on Remeasurement of Consumer Loans Investment was treated as an unrealized gain for the purposes of calculating incentive compensation and was therefore excluded from such calculation.

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and our calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flows provided by operations and net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to common stockholders	$(1,602,315)	$145,594
Adjustments for Non-Core Earnings:
Impairment	144,645	12,796
Change in fair value of investments in mortgage servicing rights	504,848	(29,501)
Change in fair value of servicer advance investments	18,749	(7,903)
Change in fair value of investments in real estate and other securities	86,792	(6,679)
Change in fair value of investments in residential mortgage loans	265,244	(14,563)
Change in fair value of derivative instruments	39,982	23,767
(Gain) loss on settlement of investments, net (Note 2)	811,471	43,167
Other (income) loss (Note 2)	83,501	(5,994)
Other Income and Impairment attributable to non-controlling interests	(22,279)	(2,432)
Non-capitalized transaction-related expenses (Note 2)	16,902	6,866
Incentive compensation to affiliate (Note 16)	—	12,958
Preferred stock management fee to affiliate	2,295	—
Deferred taxes (Note 18)	(166,917)	46,331
Interest income on residential mortgage loans, held-for-sale	12,143	2,301
Limit on RMBS discount accretion related to called deals	—	(19,556)
Adjust consumer loans to level yield	(515)	(4,852)
Core earnings of equity method investees:
Excess mortgage servicing rights (Note 4)	3,825	2,028
Core Earnings	$198,371	$204,328

Net Income Per Diluted Share	$(3.86)	$0.37
Core Earnings Per Diluted Share	$0.48	$0.53

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	415,589,155	388,601,075

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market-based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Application of Critical Accounting Policies.”

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021.  We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Part I, Item 1A, Risk Factors-Risks Related to Our Business-Changes in banks’ inter-bank lending rate reporting practices or how the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	March 31, 2020	December 31, 2019
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+50bps	+326.5	+12.4
+25bps	+165.1	+13.7
-25bps	-168.8	-28.7
-50bps	-341.5	-72.4

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

	March 31, 2020	December 31, 2019
Mortgage Basis change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+20bps	+128.1	+31.4
+10bps	+64.3	+15.8
-10bps	-64.9	-16.1
-20bps	-130.5	-32.6

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$200,167
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$213,626	$206,680	$194,053	$188,303
Change in estimated fair value:
Amount	$13,459	$6,513	$(6,114)	$(11,864)
%	6.7%	3.3%	(3.1)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$208,298	$203,956	$196,789	$193,741
Change in estimated fair value:
Amount	$8,131	$3,789	$(3,378)	$(6,426)
%	4.1%	1.9%	(1.7)%	(3.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$200,748	$200,458	$199,877	$199,587
Change in estimated fair value:
Amount	$581	$291	$(290)	$(580)
%	0.3%	0.1%	(0.1)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$196,072	$198,120	$202,215	$204,263
Change in estimated fair value:
Amount	$(4,095)	$(2,047)	$2,048	$4,096
%	(2.0)%	(1.0)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$163,765
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$176,547	$169,916	$158,047	$152,719
Change in estimated fair value:
Amount	$12,782	$6,151	$(5,718)	$(11,046)
%	7.8%	3.8%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$173,677	$168,437	$159,573	$155,762
Change in estimated fair value:
Amount	$9,912	$4,672	$(4,192)	$(8,003)
%	6.1%	2.9%	(2.6)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$163,768	$163,767	$163,764	$163,762
Change in estimated fair value:
Amount	$3	$2	$(1)	$(3)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$162,100	$162,932	$164,598	$165,431
Change in estimated fair value:
Amount	$(1,665)	$(833)	$833	$1,666
%	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$119,609
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$126,852	$123,115	$116,314	$113,214
Change in estimated fair value:
Amount	$7,243	$3,506	$(3,295)	$(6,395)
%	6.1%	2.9%	(2.8)%	(5.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$123,901	$121,587	$117,885	$116,356
Change in estimated fair value:
Amount	$4,292	$1,978	$(1,724)	$(3,253)
%	3.6%	1.7%	(1.4)%	(2.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$120,103	$119,856	$119,362	$119,115
Change in estimated fair value:
Amount	$494	$247	$(247)	$(494)
%	0.4%	0.2%	(0.2)%	(0.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$117,516	$118,563	$120,656	$121,702
Change in estimated fair value:
Amount	$(2,093)	$(1,046)	$1,047	$2,093
%	(1.7)%	(0.9)%	0.9%	1.7%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$3,719,469
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,959,098	$3,835,553	$3,610,215	$3,507,231
Change in estimated fair value:
Amount	$239,629	$116,084	$(109,254)	$(212,238)
%	6.4%	3.1%	(2.9)%	(5.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,973,570	$3,838,881	$3,612,268	$3,515,563
Change in estimated fair value:
Amount	$254,101	$119,412	$(107,201)	$(203,906)
%	6.8%	3.2%	(2.9)%	(5.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,741,495	$3,730,482	$3,708,454	$3,697,441
Change in estimated fair value:
Amount	$22,026	$11,013	$(11,015)	$(22,028)
%	0.6%	0.3%	(0.3)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,613,410	$3,666,439	$3,772,497	$3,825,526
Change in estimated fair value:
Amount	$(106,059)	$(53,030)	$53,028	$106,057
%	(2.9)%	(1.4)%	1.4%	2.9%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$1,129,419
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,235,637	$1,180,149	$1,082,887	$1,040,070
Change in estimated fair value:
Amount	$106,218	$50,730	$(46,532)	$(89,349)
%	9.4%	4.5%	(4.1)%	(7.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,175,629	$1,151,165	$1,110,746	$1,095,044
Change in estimated fair value:
Amount	$46,210	$21,746	$(18,673)	$(34,375)
%	4.1%	1.9%	(1.7)%	(3.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,170,901	$1,143,127	$1,087,557	$1,059,763
Change in estimated fair value:
Amount	$41,482	$13,708	$(41,862)	$(69,656)
%	3.7%	1.2%	(3.7)%	(6.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,116,407	$1,122,913	$1,135,926	$1,142,432
Change in estimated fair value:
Amount	$(13,012)	$(6,506)	$6,507	$13,013
%	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of March 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2020	$689,927
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$736,678	$712,512	$668,779	$648,938
Change in estimated fair value:
Amount	$46,751	$22,585	$(21,148)	$(40,989)
%	6.8%	3.3%	(3.1)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$758,903	$722,097	$661,462	$636,014
Change in estimated fair value:
Amount	$68,976	$32,170	$(28,465)	$(53,913)
%	10.0%	4.7%	(4.1)%	(7.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$702,704	$696,316	$683,539	$677,150
Change in estimated fair value:
Amount	$12,777	$6,389	$(6,388)	$(12,777)
%	1.9%	0.9%	(0.9)%	(1.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$660,626	$675,276	$704,578	$719,229
Change in estimated fair value:
Amount	$(29,301)	$(14,651)	$14,651	$29,302
%	(4.2)%	(2.1)%	2.1%	4.2%

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

Risks Related to Our Business

The current outbreak of the novel coronavirus (COVID-19) has impacted, and could further adversely impact or disrupt, our business, financial condition and results of operations. The global spread of the COVID-19 outbreak has disrupted, and could further severely disrupt, the U.S. and global economy and financial markets. Any prolonged disruptions could create widespread mortgage loan performance and business continuity and viability issues.

In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the COVID-19 outbreak, which has been declared a global pandemic, has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures, among others, have slowed economic activities, and have led to significant and unprecedented volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted-for example, many industry participants have been subject to margin calls, have suspended or reduced dividends or announced the need to raise additional capital.

In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•
The outbreak could adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, our employees at our lending business and our servicer, certain of the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” and other third-party vendors. To the extent our management or other personnel, including those of our Manager, are impacted in significant numbers by the outbreak and are not available to conduct work, our business and operating results may be negatively impacted.

•
Continued volatility in the residential credit market have caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In recent weeks, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to use a significant portion of our cash on hand and sell certain assets to satisfy higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls, that we will have ample liquidity to satisfy any such obligations, that we would be able to sell assets or securities as needed, or that the consideration of such sales will satisfy our obligations. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

•
The financial impact of the outbreak, including significant and widespread decreases in the fair values of our assets, could cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, can result in our being required to immediately repay all outstanding amounts borrowed, if any, under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

•
Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve in late 2019 and first quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. The Federal Reserve also recently significantly further lowered market interest rates in response to COVID-19 pandemic concerns, and such declines may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

•
We could face difficulty accessing debt and equity capital on attractive terms, or at all. In addition, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may adversely affect the valuation of financial assets and liabilities or cause us to reduce the volume of loans we originate and/or service, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
Rising unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, we expect to see an increase in our servicer advance obligations for which we will need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•
As a result of the outbreak, we have experienced a decrease in the value of our qualifying REIT assets, and we have had to sell a significant portion of such assets in order to satisfy margin calls. We cannot assure you that these and other market developments resulting from COVID-19 will not adversely affect our ability to continue to qualify as a REIT. We plan to purchase qualifying assets prior to the end of the second quarter of 2020 to continue to satisfy the asset tests for such quarter and thereafter. Although we expect to be able to purchase such qualifying assets and to otherwise continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•
U.S. and other governmental authorities, including the GSEs and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the outbreak, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the outbreak of COVID-19. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a 60-day moratorium on foreclosures. Unprecedented amounts of forbearances are likely to be requested as a result of the CARES Act. Extensive use by the public of the relief provided by the CARES Act can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business.

•
To the extent we elect or are required to make temporary or lasting changes involving the status, practices and procedures of our operating platforms, including with respect to loan origination and servicing activities, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

The extent of the outbreak’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

We may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses, satisfy our debt obligations and make satisfactory distributions to our stockholders, or any distributions at all. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the performance of our origination and servicing businesses, the availability of adequate short- and long-term financing, the ongoing impact of COVID-19 on our business, and conditions in the real estate market, the financial markets and economic conditions.

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

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of our investments, including interests in MSRs, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. The significant dislocation in the financial markets due to COVID-19 has caused, among other things, a sharp decrease in interest rates. Prepayment rates could increase as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

Moreover, delinquency rates have a significant impact on the value of our investments. When the UPB of mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool (for example, when delinquent loans are foreclosed on or repurchased, or otherwise sold, from a securitized pool), the related cash flows payable to us, as the holder of an interest in the related MSR, cease. Depending on how long the pandemic continues to disrupt the economy and employment, our servicing business could experience our cost-to-service increase as we deal with higher delinquencies and foreclosures. However, we have not seen a deterioration in 30-day or 60-day delinquencies at this time. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our interests in MSRs from the Agencies or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. Additionally, in the case of residential mortgage loans, consumer loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans and/or consumer loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage, LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of March 31, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Condensed Consolidated Financial Statements).

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

Our risk-management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although we will monitor our credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate, such as a pandemic like COVID-19. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

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

As a result of our previously disclosed acquisitions of Shellpoint Partners LLC and from assets from the bankruptcy estate of Ditech, among others, certain subsidiaries of New Residential perform various mortgage and real estate related services, and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Prior to such acquisitions, neither we nor any of our subsidiaries have previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various other risks, including, but not limited to those pertaining to:

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

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, the California Consumer Privacy Act (“CCPA”), effective in January 2020, requires businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumer’ requests relating to their data, among various other obligations, and to create procedures designed to comply with CCPA requirements. The impact of the CCPA and its implementing regulations on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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

S&P, Moody’s and Fitch rates NewRez as a residential loan servicer, and a downgrade, or failure to maintain, any of our servicer ratings could:

•	adversely affect NewRez’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;

•	adversely affect NewRez’s and/or New Residential’s ability to finance servicing advance receivables and certain other assets;

•	lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;

•	cause NewRez’s termination as servicer in our servicing agreements that require that NewRez to maintain specified servicer ratings; and

•	further impair NewRez’s ability to consummate future servicing transactions.

Any of the above could adversely affect our business, financial condition and results of operations.

GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

The FHFA and other industry stakeholders or regulators may implement or require changes to current mortgage servicing practices and compensation that could have a material adverse effect on the economics or performance of our investments in MSRs.

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

We are in negotiations with one of our existing lenders to upsize one of our advance facilities. If we are not successful in upsizing our facilities, we will need to explore other sources of liquidity. If we are unable to obtain additional liquidity, we may have to take additional actions, including selling assets and reducing our originations to generate liquidity to support our servicer advance obligations.

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

Our real estate and other securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets , including due to COVID-19, could reduce the trading for many real estate and other securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	the uncertainty and economic impact of the COVID-19 pandemic, including liquidity, impact on the value of assets and availability of financing;

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments;

•	the ability to obtain accurate market-based valuations;

•	the ability of securities dealers to make markets in relevant securities and loans;

•	loan values relative to the value of the underlying real estate assets;

•	default rates on the loans underlying our investments and the amount of the related losses, and credit losses with respect to our investments;

•	prepayment and repayment rates, delinquency rates and legislative/regulatory changes with respect to our investments, and the timing and amount of servicer advances;

•	the availability and cost of quality Servicing Partners, and advance, recovery and recapture rates;

•	competition;

•	the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;

•	unemployment rates; and

•	the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, the full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions and uncertainty with respect to the duration of the global economic slowdown. Further, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. Market conditions could be volatile or could deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.

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

As of March 31, 2020, 25.0% and 23.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.4% and 6.8% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As of March 31, 2020, 35.5% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.1% was located in the Southeastern U.S., 22.1% was located in the Northeastern U.S., 10.6% was located in the Midwestern U.S. and 5.6% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

As a result of alleged deficiencies in foreclosure practices, a number of servicers temporarily suspended foreclosure proceedings beginning in the second half of 2010 while they evaluated their foreclosure practices. In late 2010, a group of state attorneys general and state bank and mortgage regulators representing nearly all 50 states and the District of Columbia, along with the U.S. Justice Department and “HUD”, began an investigation into foreclosure practices of banks and servicers. The investigations and lawsuits by several state attorneys general led to a settlement agreement in early February 2012 with five of the nation’s largest banks, pursuant to which the banks agreed to pay more than $25.0 billion to settle claims relating to improper foreclosure practices. The settlement does not prohibit the states, the federal government, individuals or investors from pursuing additional actions against the banks and servicers in the future.

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

The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes. The impact of the COVID-19 crisis may impair borrowers’ ability to repay their loans, particularly if the impact were to be sustained.

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

Real estate and other securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. The significant dislocation in the financial markets due to COVID-19 has caused, among other things, credit spread widening.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2020, 47.8% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 52.2% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Prepayment rates on loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, political and other factors, all of which are beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, such as during the COVID-19 pandemic, prepayment rates on mortgage loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of our loans and real estate and other securities may, because of the risk of prepayment, benefit less than other fixed-income securities from declining interest rates.

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

We are in negotiations with one of our existing lenders to upsize one of our advance facilities. If we are not successful in upsizing our facilities, we will need to explore other sources of liquidity. If we are unable to obtain additional liquidity, we may have to take additional actions, including selling assets and reducing our originations to generate liquidity to support our servicer advance obligations.

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

As our reliance on rapidly changing technology has increased, so have the risks that threaten the confidentiality, integrity or availability of our information systems, both internal and those provided to us by third-party service providers (including, but not limited to, our Servicing Partners). Cybersecurity incidents may involve gaining authorized or unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Disruptions and failures of our systems or those of our third-party vendors could result from these incidents or be caused by fire, power outages, natural disasters and other similar events and may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. During the COVID-19 outbreak, we have moved approximately 95% of our staff to work-from-home status, which has caused us to rely heavily on virtual communication and may increase our exposure to cybersecurity risks.

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

•
reliance on programs administered by, the GSEs, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and

•
federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. The outbreak of COVID-19 has and could continue to have a continued adverse impact on economic and market conditions and trigger a prolonged period of economic slowdown. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

Certain servicing contracts permit more than one party to exercise a cleanup call—meaning the right of a party to collapse a securitization trust by purchasing all of the remaining loans held by the securitization trust pursuant to the terms set forth in the applicable servicing agreement. While the servicers from which we acquired our cleanup call rights (or other servicers from which these servicers acquired MSRs) may be named as the party entitled to exercise such rights, certain third parties may also be permitted to exercise such rights. If any such third party exercises a cleanup call, we could lose our ability to exercise our cleanup call right and, as a result, lose the ability to generate positive returns with respect to the related securitization transaction. In addition, another party could impair our ability to exercise our cleanup call rights by contesting our rights (for example, by claiming that they hold the exclusive cleanup call right with respect to the applicable securitization trust). Moreover, because the ability to exercise a cleanup call right is governed by the terms of the applicable servicing agreement, any ambiguous or conflicting language regarding the exercise of such rights in the agreement may make it more difficult and costly to exercise a cleanup call right. Finally, many of our call rights are not currently exercisable and may not become exercisable for a period of years. As a result, our ability to realize the benefits from these rights will depend on a number of factors at the time they become exercisable many of which are outside our control, including interest rates, conditions in the capital markets and conditions in the residential mortgage market.

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

NRM and NewRez’s business may become subject to increasing regulatory oversight and scrutiny in the future as they continue seeking and obtaining additional approvals to hold MSRs, which may lead to regulatory investigations or enforcement, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ oversight of the mortgage servicing business. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, NewRez and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiaries, NRM and NewRez, to obtain or maintain certain licenses and approvals required for NRM or NewRez to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM and NewRez are currently licensed or otherwise eligible to hold MSRs in each applicable state. As a licensees in such states, NRM and NewRez may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM or NewRez licenses by applicable state regulatory authorities, which could in turn result in NRM or NewRez becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

Additionally, NRM and NewRez have received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. As approved Fannie Mae Servicers, Freddie Mac Servicers and FHA Lenders, NRM and NewRez are required to conduct aspects of their respective operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM or NewRez fail to maintain FHA, Fannie Mae or Freddie Mac approval, NRM or NewRez may be unable to purchase or hold MSRs associated with FHA-insured, Fannie Mae and/or Freddie Mac loans, which could limit our potential business activities.

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

NRM and NewRez are currently subject to various, and may become subject to additional, information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable federal and state laws and regulations. Any failure by NRM or NewRez to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

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

•
NRM and NewRez’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s or NewRez’s existing approvals or pending applications by one or more entities or agencies.

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

In March 2020, the GSEs and HUD announced forbearance policies for GSE loans and government-insured loans for homeowners experiencing financial hardship associated with COVID-19. These announcements were followed by the signing of the CARES Act in March 2020. We may be obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments during forbearances when the borrower has failed to make such payments, and potentially various other amounts that may be required to preserve the assets being serviced, which could further harm our business, results of operations and financial condition.

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

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where a cap of at least 20% (or, for dividends declared between April 1, 2020, and December 31, 2020, 10%) is placed on the amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

2.1*
Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2*
Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3*
Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4*
Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5*
Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6*
Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7*
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

2.8*
Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9*
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

Exhibit Number	Exhibit Description

2.14
Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.15
Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16
Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17
Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18
Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19
Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.19 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.20
Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.20 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.21
Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.21 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.22
Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.23
Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

3.1
Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

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

Exhibit Number	Exhibit Description

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

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

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

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

Exhibit Number	Exhibit Description

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

10.56	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

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

May 8, 2020

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 8, 2020