Form 10-Q
period 2020-06-30
New Residential Investment Corp.
filed 2020-07-27
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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
Common stock, $0.01 par value per share: 415,744,518 shares outstanding as of July 24, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets, including the impact on the value of our assets;
•changes to our business and investment strategy;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;
•how COVID-19 may affect us, our operations and personnel;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and related funding for servicing advances, the sources, adequacy and availability of financing to fund advances;
•reductions in the value of, or cash flows received from, our investments;
•the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;
•the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•our ability to deploy capital accretively and the timing of such deployment;
•our counterparty concentration and default risks in Nationstar Mortgage LLC (d/b/a Mr. Cooper, “Mr. Cooper”), LoanCare, LLC (“LoanCare”), OneMain Holdings, Inc. (“OneMain”), PHH Mortgage Corporation (“PHH”) and other third parties;
•events, conditions or actions that might occur at Mr. Cooper, LoanCare, OneMain, PHH and other third parties, as well as the continued effect of prior events;
•a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;
•the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolios;
•the risks related to our origination and servicing operations;
•the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advance receivables, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;
•changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our MSRs or Excess MSRs;

•the risk that projected recapture rates on the loan pools underlying our MSRs or Excess MSRs are not achieved;
•servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs;
•impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities or loans are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•the relative spreads between the yield on the assets in which we invest and the cost of financing;
•adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;
•risks associated with our term loan facility, including, but not limited to, default risk and negative covenants that restrict certain activities by our subsidiaries and us;
•changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or not entering into new financings with us;
•changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•the availability and terms of capital for future investments;
•changes in economic conditions generally and the real estate and bond markets specifically;
•competition within the finance and real estate industries;
•the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of Fannie Mae and Freddie Mac and legislation that permits modification of the terms of residential mortgage loans;
•the risk that the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and collectively with Fannie Mae, the Government Sponsored Enterprises (“GSEs”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exclusion imposes limits on our operations;
•the impact of current or future legal proceedings and regulatory investigations and inquiries;
•the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and
•effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about New Residential Investment Corp. (the “Company,” “New Residential” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Excess mortgage servicing rights assets, at fair value	$458,923	$505,343
Mortgage servicing rights, at fair value	3,551,159	3,967,960
Mortgage servicing rights financing receivables, at fair value	1,469,927	1,718,273
Servicer advance investments, at fair value(A)	559,011	581,777
Real estate and other securities	6,144,236	19,477,728
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,516,794	1,753,251
Residential mortgage loans, held-for-sale (includes $2,824,909 and $4,613,612 at fair value at June 30, 2020 and December 31, 2019, respectively)	3,519,739	6,042,664
Residential mortgage loans subject to repurchase(B)	1,075,008	172,336
Cash and cash equivalents(A)	1,013,208	528,737
Restricted cash(A)	138,932	162,197
Servicer advances receivable	2,947,678	3,301,374
Trades receivable	163,477	5,256,014
Other assets(A)	1,194,057	1,395,800
	$23,752,149	$44,863,454
Liabilities and Equity
Liabilities
Repurchase agreements	$9,171,498	$27,916,225
Notes and bonds payable (includes $258,806 and $659,738 at fair value at June 30, 2020 and December 31, 2019, respectively)(A)	6,879,462	7,720,148
Residential mortgage loan repurchase liability(B)	1,075,008	172,336
Term loan, net of discount and issuance costs	533,383	—
Trades payable	105,930	902,081
Due to affiliates	16,894	103,882
Dividends payable	48,753	211,732
Accrued expenses and other liabilities(A)	532,249	600,790
	18,363,177	37,627,194
Commitments and Contingencies
Equity
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
7.50% Series A Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 6,210,000 and 6,210,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	150,026	150,026
7.125% Series B Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 11,300,000 and 11,300,000 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	273,418	273,418
6.375% Series C Preferred Stock, $0.01 par value, 16,100,000 shares authorized, 16,100,000 and 0 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	389,548	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,744,518 and 415,520,780 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,158	4,156
Additional paid-in capital	5,554,559	5,498,226
Retained earnings (accumulated deficit)	(1,110,148)	549,733
Accumulated other comprehensive income (loss)	30,730	682,151
Total New Residential stockholders’ equity	5,292,291	7,157,710
Noncontrolling interests in equity of consolidated subsidiaries	96,681	78,550
Total Equity	5,388,972	7,236,260
	$23,752,149	$44,863,454
(A)See Note 13 regarding consolidated VIEs.
(B)See Note 8 for details.
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Interest income	$232,198	$416,047	$634,571	$854,914
Servicing revenue, net of change in fair value of $(441,033), $(334,599), $(1,090,408), and $(391,509), respectively	(90,459)	(85,537)	(379,574)	80,316
Gain on originated mortgage loans, held-for-sale, net	310,022	101,018	489,720	168,188
	451,761	431,528	744,717	1,103,418
Expenses
Interest expense	116,403	228,004	333,258	440,836
General and administrative expenses	217,373	118,906	423,736	217,846
Management fee to affiliate	22,479	19,623	44,200	37,583
Incentive compensation to affiliate	—	—	—	12,958
Loan servicing expense	7,149	9,372	15,002	18,975
Subservicing expense	73,132	53,962	140,113	94,888
	436,536	429,867	956,309	823,086
Other Income (Loss)
Change in fair value of investments	102,776	(26,642)	(463,500)	(57,746)
Gain (loss) on settlement of investments, net	(74,966)	5,576	(874,538)	(37,285)
Earnings from investments in consumer loans, equity method investees	—	(2,654)	—	1,657
Other income (loss), net	(3,207)	(2,227)	(40,020)	3,461
	24,603	(25,947)	(1,378,058)	(89,913)
Impairment
Provision (reversal) for credit losses on securities	(25,134)	8,859	19,015	16,375
Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”)	3,424	13,452	103,920	18,732
	(21,710)	22,311	122,935	35,107
Income (Loss) Before Income Taxes	61,538	(46,597)	(1,712,585)	155,312
Income tax expense (benefit)	17,409	(21,577)	(149,459)	24,420
Net Income (Loss)	$44,129	$(25,020)	$(1,563,126)	$130,892
Noncontrolling Interests in Income of Consolidated Subsidiaries	$38,640	$6,923	$22,478	$17,241
Dividends on Preferred Stock	$14,357	$—	$25,579	$—
Net Income (Loss) Attributable to Common Stockholders	$(8,868)	$(31,943)	$(1,611,183)	$113,651
Net Income (Loss) Per Share of Common Stock
Basic	$(0.02)	$(0.08)	$(3.88)	$0.28
Diluted	$(0.02)	$(0.08)	$(3.88)	$0.28
Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,661,782	415,463,757	415,625,468	401,946,938
Diluted	415,661,782	415,463,757	415,625,468	402,239,438

Dividends Declared per Share of Common Stock	$0.10	$0.50	$0.15	$1.00

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income (loss), net of tax
Net (loss) income	$44,129	$(25,020)	$(1,563,126)	$130,892
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	56,398	167,162	90,773	359,515
Reclassification of net realized (gain) loss on securities into earnings	(31,803)	(32,164)	(742,194)	(89,844)
	24,595	134,998	(651,421)	269,671
Total comprehensive income (loss)	$68,724	$109,978	$(2,214,547)	$400,563
Comprehensive income (loss) attributable to noncontrolling interests	$38,640	$6,923	$22,478	$17,241
Dividends on preferred stock	$14,357	$—	$25,579	$—
Comprehensive income (loss) attributable to common stockholders	$15,727	$103,055	$(2,262,604)	$383,322

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2020

(dollars in thousands, except per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at March 31, 2020	33,610,000	$812,992	415,649,214	$4,157	$5,500,308	$(1,059,706)	$6,135	$5,263,886	$66,578	$5,330,464
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.10 per share	—	—	—	—	—	(41,574)	—	(41,574)	—	(41,574)
Dividends declared on preferred stock	—	—	—	—	—	(14,357)	—	(14,357)	—	(14,357)
Capital contributions	—	—	—	—	—	—	—	—	1,791	1,791
Capital distributions	—	—	—	—	—	—	—	—	(10,328)	(10,328)
Issuance of common stock	—	—	—	—	79	—	—	79	—	79
Director share grants	—	—	95,304	1	710	—	—	711	—	711
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	5,489	—	5,489	38,640	44,129
Net unrealized gain (loss) on securities	—	—	—	—	—	—	56,398	56,398	—	56,398
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(31,803)	(31,803)	—	(31,803)
Total comprehensive income (loss)								30,084	38,640	68,724
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED JUNE 30, 2019

(dollars in thousands, per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at March 31, 2019	—	$—	415,429,677	$4,155	$5,497,838	$768,592	$551,696	$6,822,281	$89,928	$6,912,209
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(207,760)	—	(207,760)	—	(207,760)
Capital distributions	—	—	—	—	—	—	—	—	(13,986)	(13,986)
Issuance of common stock	—	—	—	—	(266)	—	—	(266)	—	(266)
Option exercise	—	—	51,517	—	—	—	—	—	—	—
Director share grants	—	—	39,586	1	654	—	—	655	—	655
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(31,943)	—	(31,943)	6,923	(25,020)
Net unrealized gain (loss) on securities	—	—	—	—	—	—	167,162	167,162	—	167,162
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(32,164)	(32,164)	—	(32,164)
Total comprehensive income (loss)								103,055	6,923	109,978
Balance at June 30, 2019	—	$—	415,520,780	$4,156	$5,498,226	$528,889	$686,694	$6,717,965	$82,865	$6,800,830

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2020

(dollars in thousands, per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13 (See Note 1)	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.15 per share	—	—	—	—	—	(62,356)	—	(62,356)	—	(62,356)
Dividends declared on preferred stock	—	—	—	—	—	(25,579)	—	(25,579)	—	(25,579)
Capital contributions	—	—	—	—	—	—	—	—	1,791	1,791
Capital distributions	—	—	—	—	—	—	—	—	(22,933)	(22,933)
Issuance of common stock	—	—	97,394	1	1,661	—	—	1,662	—	1,662
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,585,604)	—	(1,585,604)	22,478	(1,563,126)
Net unrealized gain (loss) on securities	—	—	—	—	—	—	90,773	90,773	—	90,773
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(742,194)	(742,194)	—	(742,194)
Total comprehensive income (loss)								(2,237,025)	22,478	(2,214,547)
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2019

(dollars in thousands, per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock, $1.00 per share	—	—	—	—	—	(415,475)	—	(415,475)	—	(415,475)
Capital distributions	—	—	—	—	—	—	—	—	(25,001)	(25,001)
Issuance of common stock	—	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Option exercise	—	—	348,613	3	(3)	—	—	—	—	—
Director share grants	—	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	113,651	—	113,651	17,241	130,892
Net unrealized gain (loss) on securities	—	—	—	—	—	—	359,515	359,515	—	359,515
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(89,844)	(89,844)	—	(89,844)
Total comprehensive income (loss)								383,322	17,241	400,563
Balance at June 30, 2019	—	$—	415,520,780	$4,156	$5,498,226	$528,889	$686,694	$6,717,965	$82,865	$6,800,830

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$(1,563,126)	$130,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights	11,109	3,828
Change in fair value of investments in excess mortgage servicing rights, equity method investees	2,509	664
Change in fair value of investments in mortgage servicing rights financing receivables	225,631	91,790
Change in fair value of servicer advance investments	2,712	(9,291)
Change in fair value of residential mortgage loans, at fair value	165,246	(81,607)
Change in fair value of notes and bonds payable	(6,146)	2,601
Change in fair value of investments in real estate and other securities	28,194	(14,064)
(Gain) loss on settlement of investments, net	874,538	37,285
(Gain) loss on sale of originated mortgage loans, net	(489,720)	(168,188)
Earnings from investments in consumer loans, equity method investees	—	(1,657)
Change in fair value of derivative instruments	18,876	66,426
Change in fair value of contingent consideration	3,871	4,727
Change in fair value of investments in consumer loans, held-for-investment	9,223	—
Change in fair value of equity investments	47,697	159
(Gain) loss on transfer of loans to REO	(4,307)	(6,584)
(Gain) loss on transfer of loans to other assets	261	277
(Gain) loss on Excess MSR recapture agreements	(1,190)	(1,242)
(Gain) loss on Ocwen common stock	4,121	(4,237)
Accretion and other amortization	(80,990)	(256,955)
Provision for credit losses on securities	19,015	16,375
Valuation and credit loss provision on loans and real estate owned	103,920	18,732
Non-cash portions of servicing revenue, net	1,090,408	391,509
Non-cash directors’ compensation	1,211	1,055
Deferred tax provision	(141,640)	24,733
Changes in:
Servicer advances receivable	365,078	231,023
Other assets	200,638	(370,927)
Due to affiliates	(86,988)	(73,694)
Accrued expenses and other liabilities	(181,811)	75,747
Other operating cash flows:
Interest received from excess mortgage servicing rights	13,239	12,568
Interest received from servicer advance investments	9,796	15,251
Interest received from Non-Agency RMBS	105,032	137,729
Interest received from residential mortgage loans, held-for-investment	2,509	37,253
Interest received from consumer loans, held-for-investment	—	16,437
Distributions of earnings from excess mortgage servicing rights, equity method investees	1,172	5,635
Distributions of earnings from consumer loan equity method investees	—	1,178
Purchases of residential mortgage loans, held-for-sale	(1,147,328)	(4,220,239)
Origination of residential mortgage loans, held-for-sale	(19,030,513)	(5,537,689)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	22,017,043	6,473,386
Principal repayments from purchased residential mortgage loans, held-for-sale	177,023	165,931
Net cash provided by (used in) operating activities	2,766,313	(2,783,183)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Investing Activities
Purchase of servicer advance investments	(631,240)	(865,350)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(491,880)	(775,873)
Purchase of Agency RMBS	(11,944,647)	(14,883,418)
Purchase of Non-Agency RMBS	(56,520)	(651,001)
Purchase of real estate owned and other assets	(5,970)	(16,426)
Purchase of investment in consumer loans, equity method investees	—	(63,875)
Draws on revolving consumer loans	(17,684)	(28,871)
Payments for settlement of derivatives	(155,034)	(191,527)
Return of investments in excess mortgage servicing rights	22,575	30,342
Return of investments in excess mortgage servicing rights, equity method investees	9,442	8,197
Return of investments in consumer loans, equity method investees	—	55,848
Principal repayments from servicer advance investments	643,580	969,851
Principal repayments from Agency RMBS	745,259	314,623
Principal repayments from Non-Agency RMBS	324,098	605,874
Principal repayments from residential mortgage loans	62,293	57,168
Proceeds from sale of residential mortgage loans	866	34,682
Principal repayments from consumer loans	119,124	139,846
Proceeds from MSRs and MSR financing receivables	61,475	9,113
Proceeds from sale of mortgage servicing rights	9,801	—
Proceeds from sale of mortgage servicing rights financing receivables	3,708	—
Proceeds from sale of excess mortgage servicing rights	114	—
Proceeds from sale of Agency RMBS	23,099,348	10,889,487
Proceeds from sale of Non-Agency RMBS	4,460,656	752,026
Proceeds from settlement of derivatives	46,458	57,240
Proceeds from sale of real estate owned	57,407	74,976
Net cash provided by (used in) investing activities	16,363,229	(3,477,068)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Financing Activities
Repayments of repurchase agreements	(118,194,027)	(91,625,830)
Margin deposits under repurchase agreements and derivatives	(3,102,467)	(1,637,846)
Proceeds for issuance of term loan	592,400	—
Repayments of notes and bonds payable	(3,880,989)	(4,540,705)
Deferred financing fees	(22,974)	(2,868)
Common stock dividends paid	(228,543)	(392,267)
Preferred Stock Dividend paid	(22,372)	—
Borrowings under repurchase agreements	99,455,395	97,551,956
Return of margin deposits under repurchase agreements and derivatives	3,316,509	1,606,200
Borrowings under notes and bonds payable	3,050,608	4,725,330
Issuance of preferred stock	389,548	—
Issuance of common stock	1,734	752,217
Costs related to issuance of common stock	(72)	(824)
Noncontrolling interests in equity of consolidated subsidiaries - contributions	1,791	—
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(22,933)	(25,001)
Payment of contingent consideration	(1,944)	—
Net cash provided by (used in) financing activities	(18,668,336)	6,410,362

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	461,206	150,111

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	690,934	415,078

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,152,140	$565,189

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$335,464	$417,974
Cash paid during the period for income taxes	92	1,194
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$41,574	$207,760
Preferred dividends declared but not paid	14,357	—
Warrants issued with term loan	53,462	—
Purchase of investments, primarily Agency RMBS, settled after quarter-end	105,930	265,125
Sale of investments, primarily Non-Agency RMBS, settled after quarter-end	163,477	5,307,642
Transfer from residential mortgage loans to real estate owned and other assets	18,931,717	48,449
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	—	36,331
Non-cash distributions from LoanCo	—	21,314
MSR purchase price holdback	(44,734)	22,574
Real estate securities retained from loan securitizations	518,515	232,050
Residential mortgage loans subject to repurchase	1,075,008	141,581
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets and is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 18, Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

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

NewRez currently originates, sells and securitizes, or has in the past originated, sold, and securitized, conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured (Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac.

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. See Note 16 for additional information.

As of June 30, 2020, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of June 30, 2020. In addition, Fortress, through its affiliates, held options relating to approximately 10.9 million shares of New Residential’s common stock as of June 30, 2020.

Interim Financial Statements

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Condensed Consolidated Statements of Cash

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Beginning in the second quarter of 2020, the Company changed its presentation of certain balance sheet and income statement line items to better reflect changes in the business and how the Company is viewed and managed. As a result, the presentation of certain prior period amounts have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“CECL”). The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which requires the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The standard provides an option to elect the fair value option for certain investments as an alternative to adopting ASU 2016-13. Lastly, an entity is required to apply ASU 2016-13 using the modified retrospective approach which requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The standard was effective for New Residential in the first quarter of 2020. Upon adoption of the standard, New Residential elected the fair value option on its held for investment residential mortgage and consumer loans portfolios. As a result, the Company recognized a positive adjustment of $13.7 million to retained earnings, composed of a $19.7 million increase attributable to the change in the fair value of consumer loans, net of noncontrolling interests, partially offset by a $6.0 million decrease attributable to the change in fair value of residential mortgage loans. For servicer advance investments and receivables, the Company determined credit-related losses are not significant because of the contractual relationships with the agencies. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are not significant.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact the adoption of this standard would have on its condensed consolidated financial statements.

2. OTHER INCOME (LOSS), GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Change in fair value of investments — This item is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of investments in excess mortgage servicing rights	$(85)	$(8,455)	$(11,109)	$(3,828)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,052)	(3,276)	(2,509)	(664)
Change in fair value of investments in mortgage servicing rights financing receivables	(121,520)	(55,411)	(225,631)	(91,790)
Change in fair value of servicer advance investments	16,037	1,388	(2,712)	9,291
Change in fair value of real estate and other securities	58,598	7,385	(28,194)	14,064
Change in fair value of residential mortgage loans	99,998	72,393	(165,246)	81,607
Change in fair value of investments in consumer loans held-for-investment	30,694	—	(9,223)	—
Change in fair value of derivative instruments	21,106	(40,666)	(18,876)	(66,426)
	$102,776	$(26,642)	$(463,500)	$(57,746)

Gain (Loss) on Settlement of Investments, Net — This item is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain (loss) on sale of real estate securities	$(6,669)	$41,023	$(761,209)	$106,219
Gain (loss) on sale of acquired residential mortgage loans	(47,330)	6,575	(12,094)	9,757
Gain (loss) on settlement of derivatives	(25,195)	(45,201)	(109,907)	(138,277)
Gain (loss) on liquidated residential mortgage loans	3,220	(633)	2,381	(3,122)
Gain (loss) on sale of REO	443	(4,551)	1,616	(6,276)
Other gains (losses)	565	8,363	4,675	(5,586)
	$(74,966)	$5,576	$(874,538)	$(37,285)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Other Income (Loss), Net — This item is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gain (loss) on notes and bonds payable	$(10,856)	$(1,464)	$6,146	$(2,601)
Unrealized gain (loss) on contingent consideration	(2,257)	(2,682)	(3,871)	(4,727)
Unrealized gain (loss) on equity investments	(2,674)	(86)	(47,697)	(159)
Gain (loss) on transfer of loans to REO	1,712	1,600	4,307	6,584
Gain (loss) on transfer of loans to other assets	(20)	244	(261)	(277)
Gain (loss) on Excess MSR recapture agreements	562	935	1,190	1,242
Gain (loss) on Ocwen common stock	929	1,451	(4,121)	4,237
Provision for servicing losses	(11,249)	(285)	(16,030)	(926)
Rental and ancillary revenue	20,112	—	39,719	—
Other income (loss)	534	(1,940)	(19,402)	88
	$(3,207)	$(2,227)	$(40,020)	$3,461

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expenses are expensed as incurred and primarily include employee compensation, legal and professional fees, insurance premiums, and other costs. Loan servicing and subservicing expenses are expensed as incurred.

General and Administrative Expenses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Compensation and benefits expense, servicing	$59,498	$29,480	$110,839	$54,781
Compensation and benefits expense, origination	73,148	39,341	134,426	70,651
Legal and professional expense	15,552	16,618	41,589	29,910
Loan origination expense	23,635	14,198	46,035	24,467
Occupancy expense	8,775	4,786	16,839	8,965
Other(A)	36,765	14,483	74,008	29,072
	$217,373	$118,906	$423,736	$217,846

(A)Represents miscellaneous general and administrative expenses.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are comprised of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Margin receivable, net(A)	$45,527	$280,176	MSR purchase price holdback	$44,495	$75,348
Servicing fee receivables	145,135	159,607	Interest payable	35,524	68,668
Due from servicers	93,108	163,961	Accounts payable	109,434	119,771
Principal and interest receivable	45,566	85,191	Derivative liabilities (Note 10)	24,936	6,885
Equity investments(B)	66,859	114,763	Due to servicers	70,477	88,645
Other receivables	99,190	117,045	Due to Agencies	42,118	39,201
Real Estate Owned	68,618	93,672	Contingent Consideration	57,149	55,222
Single-family rental properties	26,193	24,133	Accrued compensation and benefits	51,728	41,228
Goodwill(C)	29,468	29,737	Excess spread financing, at fair value	22,059	31,777
Notes Receivable(D)	47,318	37,001	Operating lease liabilities	35,165	38,520
Warrants, at fair value	23,009	28,042	Reserve for sales recourse	11,560	12,549
Recovery asset	17,092	23,100	Reserve for servicing losses	16,030	—
Property and equipment	23,419	18,018	Other liabilities	11,574	22,976
Receivable from government agency(E)	15,971	19,670		$532,249	$600,790
Intangible assets	36,002	40,963
Prepaid expenses	24,236	19,249
Operating lease right-of-use asset	29,794	32,120
Derivative assets (Note 10)	166,613	41,501
Ocwen common stock, at fair value	3,831	7,952
Deferred tax asset, net	148,746	8,669
Other assets	38,362	51,230
	$1,194,057	$1,395,800
(A)Represents collateral posted primarily as a result of changes in fair value of our 1) real estate securities securing our repurchase agreements and 2) derivative instruments.
(B)Represents equity investments in funds that invest in 1) a commercial redevelopment project, 2) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment and as an equity method investment, respectively. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and DGG RE Investments d/b/a Guardian Asset Management LLC (“Guardian”).
(D)Represents a subordinated debt facility to Covius.
(E)Represents claims receivable from the FHA on early buyout (“EBO”) and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

As a result of the economic uncertainties arising from the COVID-19 pandemic, the impact of the uncertainty on the financial and mortgage-related asset markets, and the associated decreases in the Company’s common and preferred stock prices, the Company performed a qualitative impairment analysis for goodwill and intangible assets. Based on the analysis, the Company determined no impairment had occurred during the six months ended June 30, 2020. Such analysis required management to assess current and future market conditions. Given the uncertainty inherent in the analysis, heightened by the possibility of unforeseen effects of COVID-19, actual results may differ from assumptions used, or conditions may change, which could

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

result in impairment charges in the future. In the event that the Company concludes that all or a portion of its goodwill or intangible asset is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital.

Accretion and Other Amortization — As reflected on the Condensed Consolidated Statements of Cash Flows, this item is comprised of the following:

	Six Months Ended June 30,
	2020	2019
Accretion of net discount on securities and loans	$62,791	235,003
Accretion of servicer advances receivable discount and servicer advance investments	13,464	12,957
Accretion of excess mortgage servicing rights income	12,582	11,830
Amortization of deferred financing costs	(5,992)	(1,925)
Amortization of discount on notes and bonds payable	(246)	(910)
Amortization of discount on term loan	(1,609)	—
	$80,990	$256,955

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower.

Real Estate Owned
Balance at December 31, 2019	$93,672
Purchases	3,910
Transfer of loans to real estate owned	28,197
Sales(A)	(55,791)
Valuation (provision) reversal on REO	(1,370)
Balance at June 30, 2020	$68,618

(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2020, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $460.9 million.

In addition, New Residential has recognized $15.0 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2020
Interest income	$8,963	$1,115	$108,386	$—	$118,464	$33,663	$47,284	$32,787	$—	$232,198
Servicing revenue, net	(1,998)	96,885	(123,620)	(61,726)	(90,459)	—	—	—	—	(90,459)
Gain on originated mortgage loans, held-for-sale, net	281,937	343	33,152	(3,561)	311,871	—	(1,849)	—	—	310,022
Total revenue	288,902	98,343	17,918	(65,287)	339,876	33,663	45,435	32,787	—	451,761
Operating expenses	108,129	74,018	213,774	(61,726)	334,195	18,023	36,749	9,918	37,651	436,536
Other income (loss)	390	—	(90,665)	—	(90,275)	47,837	36,676	29,984	381	24,603
Impairment	—	—	(91)	—	(91)	(25,134)	3,515	—	—	(21,710)
Income (loss) before income taxes	181,163	24,325	(286,430)	(3,561)	(84,503)	88,611	41,847	52,853	(37,270)	61,538
Income tax expense (benefit)	20,083	1,224	(6,832)	—	14,475	—	2,918	16	—	17,409
Net income (loss)	$161,080	$23,101	$(279,598)	$(3,561)	$(98,978)	$88,611	$38,929	$52,837	$(37,270)	$44,129
Noncontrolling interests in income (loss) of consolidated subsidiaries	$4,419	$—	$8,591	$—	$13,010	$—	$—	$25,630	$—	$38,640
Dividends on preferred stock	$—	$—	$—	$—	$—	$—	$—	$—	$14,357	$14,357
Net income (loss) attributable to common stockholders	$156,661	$23,101	$(288,189)	$(3,561)	$(111,988)	$88,611	$38,929	$27,207	$(51,627)	$(8,868)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2020
Interest income	$25,698	$8,602	$207,739	$—	$242,039	$217,668	$107,205	$67,659	$—	$634,571
Servicing revenue, net	(3,076)	183,627	(474,207)	(85,918)	(379,574)	—	—	—	—	(379,574)
Gain on originated mortgage loans, held-for-sale, net	440,152	602	55,240	(12,936)	483,058	—	6,662	—	—	489,720
Total revenue	462,774	192,831	(211,228)	(98,854)	345,523	217,668	113,867	67,659	—	744,717
Operating expenses	221,768	138,566	379,629	(85,918)	654,045	132,886	84,278	20,468	64,632	956,309
Other income (loss)	374	499	(247,598)	—	(246,725)	(918,202)	(155,595)	(10,767)	(46,769)	(1,378,058)
Impairment	—	—	(91)	—	(91)	19,015	104,011	—	—	122,935
Income (loss) before income taxes	241,380	54,764	(838,364)	(12,936)	(555,156)	(852,435)	(230,017)	36,424	(111,401)	(1,712,585)
Income tax expense (benefit)	32,041	7,269	(116,617)	—	(77,307)	—	(72,283)	131	—	(149,459)
Net income (loss)	$209,339	$47,495	$(721,747)	$(12,936)	$(477,849)	$(852,435)	$(157,734)	$36,293	$(111,401)	$(1,563,126)
Noncontrolling interests in income (loss) of consolidated subsidiaries	$5,702	$—	$(2,656)	$—	$3,046	$—	$—	$19,432	$—	$22,478
Dividends on preferred stock	$—	$—	$—	$—	$—	$—	$—	$—	$25,579	$25,579
Net income (loss) attributable to common stockholders	$203,637	$47,495	$(719,091)	$(12,936)	$(480,895)	$(852,435)	$(157,734)	$16,861	$(136,980)	$(1,611,183)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2020
Investments	$1,750,568	$—	$6,039,020	$—	$7,789,588	$6,144,236	$2,614,314	$766,462	$—	$17,314,600
Cash and cash equivalents	159,242	83,066	362,659	—	604,967	111,571	19,210	7,477	269,983	1,013,208
Restricted cash	3,224	5,209	87,199	—	95,632	11,259	—	32,041	—	138,932
Other assets	231,088	197,243	3,166,414	—	3,594,745	217,354	1,356,432	60,095	27,315	5,255,941
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$2,155,958	$298,058	$9,660,384	$—	$12,114,400	$6,484,420	$3,989,956	$866,075	$297,298	$23,752,149
Debt	$1,607,829	$6,669	$6,383,566	$—	$7,998,064	$5,314,581	$2,015,476	$722,839	$533,383	$16,584,343
Other liabilities	201,530	55,774	209,335	—	466,639	119,506	1,119,831	3,916	68,942	1,778,834
Total liabilities	1,809,359	62,443	6,592,901	—	8,464,703	5,434,087	3,135,307	726,755	602,325	18,363,177
Total equity	346,599	235,615	3,067,483	—	3,649,697	1,050,333	854,649	139,320	(305,027)	5,388,972
Noncontrolling interests in equity of consolidated subsidiaries	15,186	—	40,333	—	55,519	—	—	41,162	—	96,681
Total New Residential stockholders’ equity	$331,413	$235,615	$3,027,150	$—	$3,594,178	$1,050,333	$854,649	$98,158	$(305,027)	$5,292,291
Investments in equity method investees	$—	$—	$147,017	$—	$147,017	$—	$—	$—	$—	$147,017

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2019
Interest income	$9,280	$8,151	$129,985	$—	$147,416	$168,489	$56,303	$43,839	$—	$416,047
Servicing revenue, net	(397)	48,563	(112,925)	(20,778)	(85,537)	—	—	—	—	(85,537)
Gain on sale of originated mortgage loans, net	73,943	244	12,105	(10,218)	76,074	—	24,944	—	—	101,018
Total revenue	82,826	56,958	29,165	(30,996)	137,953	168,489	81,247	43,839	—	431,528
Operating expenses	64,404	40,632	149,959	(20,778)	234,217	107,765	48,585	15,834	23,466	429,867
Other income (loss)	(102)	—	(67,335)	—	(67,437)	(37,446)	88,148	(12,204)	2,992	(25,947)
Impairment	—	—	—	—	—	8,859	5,800	7,652	—	22,311
Income (loss) before income taxes	18,320	16,326	(188,129)	(10,218)	(163,701)	14,419	115,010	8,149	(20,474)	(46,597)
Income tax expense (benefit)	10,810	11,669	(76,723)	—	(54,244)	—	32,488	179	—	(21,577)
Net income (loss)	$7,510	$4,657	$(111,406)	$(10,218)	$(109,457)	$14,419	$82,522	$7,970	$(20,474)	$(25,020)
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,543	$—	$331	$—	$1,874	$—	$—	$5,049	$—	$6,923
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$5,967	$4,657	$(111,737)	$(10,218)	$(111,331)	$14,419	$82,522	$2,921	$(20,474)	$(31,943)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2019
Interest income	$14,864	$14,334	$250,018	$—	$279,216	$372,962	$114,492	$88,244	$—	$854,914
Servicing revenue, net	(667)	92,084	15,812	(26,913)	80,316	—	—	—	—	80,316
Gain on sale of originated mortgage loans, net	124,755	333	21,615	(19,303)	127,400	—	40,788	—	—	168,188
Total revenue	138,952	106,751	287,445	(46,216)	486,932	372,962	155,280	88,244	—	1,103,418
Operating expenses	115,925	76,952	261,581	(26,913)	427,545	210,254	93,756	32,456	59,075	823,086
Other income (loss)	957	—	(89,200)	—	(88,243)	(84,404)	84,703	(7,673)	5,704	(89,913)
Impairment	—	—	—	—	—	16,375	(4)	18,736	—	35,107
Income (loss) before income taxes	23,984	29,799	(63,336)	(19,303)	(28,856)	61,929	146,231	29,379	(53,371)	155,312
Income tax expense (benefit)	12,359	15,355	(42,584)	—	(14,870)	—	39,032	258	—	24,420
Net income (loss)	$11,625	$14,444	$(20,752)	$(19,303)	$(13,986)	$61,929	$107,199	$29,121	$(53,371)	$130,892
Noncontrolling interests in income (loss) of consolidated subsidiaries	$1,950	$—	$2,782	$—	$4,732	$—	$—	$12,509	$—	$17,241
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to common stockholders	$9,675	$14,444	$(23,534)	$(19,303)	$(18,718)	$61,929	$107,199	$16,612	$(53,371)	$113,651

4. INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS ASSETS

Excess mortgage servicing rights assets include New Residential’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. The table below summarizes the components of excess mortgage servicing rights assets as presented on the Condensed Consolidated Balance Sheets:

	June 30, 2020	December 31, 2019
Direct investments in Excess MSRs	$346,450	$379,747
Excess MSR Joint Ventures	112,473	125,596
Excess mortgage servicing rights assets, at fair value	$458,923	$505,343

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2019	$377,692	$2,055	$379,747
Interest income	12,561	21	12,582
Other income	1,202	—	1,202
Proceeds from repayments	(35,708)	(216)	(35,924)
Proceeds from sales	(48)	—	(48)
Change in fair value	(11,184)	75	(11,109)
Balance as of June 30, 2020	$344,515	$1,935	$346,450

(A)Specialized Loan Servicing LLC (“SLS”).

Mr. Cooper or SLS, as applicable, as servicer performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	June 30, 2020							December 31, 2019
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$39,833,663	32.5% - 66.7% (53.3%)	0.0% - 40.0%	20.0% - 35.0%	5.8	$162,415	$186,928	$209,633
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	41,832,962	33.3% - 100.0% (59.4%)	0.0% - 50.0%	0.0% - 33.3%	6.5	118,875	159,522	170,114
Total	$81,666,625				6.1	$281,290	$346,450	$379,747

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(C)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(D)Amounts in parentheses represent weighted averages.
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of June 30, 2020 (Note 6) on $28.8 billion UPB underlying these Excess MSRs.

Changes in fair value recorded in other income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Original and Recaptured Pools	$(85)	$(8,455)	$(11,109)	$(3,828)

As of June 30, 2020, a weighted average discount rate of 8.3% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
June 30, 2020
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	June 30, 2020	December 31, 2019
Excess MSR assets	$200,650	$226,843
Other assets	24,983	25,035
Other liabilities	(687)	(687)
Equity	$224,946	$251,191
New Residential’s investment	$112,473	$125,596

New Residential’s ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$536	$190	$7,850	$4,261
Other income (loss)	(4,632)	(6,727)	(12,852)	(5,557)
Expenses	(8)	(15)	(16)	(32)
Net income (loss)	$(4,104)	$(6,552)	$(5,018)	$(1,328)

The following table summarizes the activity of New Residential’s investments in equity method investees:

Balance at December 31, 2019	$125,596
Distributions of earnings from equity method investees	(1,172)
Distributions of capital from equity method investees	(9,442)
Change in fair value of investments in equity method investees	(2,509)
Balance at June 30, 2020	$112,473

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	June 30, 2020
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$31,923,937	66.7%	50.0%	$156,169	$200,650	5.6

(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5. INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The Company owns and records at fair value the rights to service residential mortgage loans, either as a result of purchase transactions or from the retained mortgage servicing associated with the sales and securitizations of loans originated. Investments in MSRs are comprised of servicing rights of both agency and non-agency loans. In certain cases where New Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR financing receivables (“MSR Financing Receivables”). Income from these investments, net of subservicing fees, are recorded as Interest income with changes in fair value flowing through Change in fair value of investments in the Condensed Consolidated Statements of Income.

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” in New Residential’s Condensed Consolidated Statements of Income. As of June 30, 2020, these subservicers include PHH Mortgage Corporation (“PHH”), LoanCare, LLC (“LoanCare”), Mr. Cooper, and Flagstar Bank, FSB (“Flagstar”), which subservice 22.2%, 20.8%, 17.7%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 38.5% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

NRM has entered into recapture agreements with respect to each of its MSR investments. Under the recapture agreements, NRM is generally entitled to the MSRs on any initial or subsequent refinancing by an NRM subservicer or by NewRez.

New Residential records its investments in MSRs and MSR Financing Receivables at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

The following table presents activity related to the carrying value of New Residential’s investments in MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2019	$3,967,960	$1,718,273	$5,686,233
Purchases, net(A)	456,665	4,362	461,027
Originations(B)	268,098	—	268,098
Prepayments(C)	(31,222)	(23,369)	(54,591)
Proceeds from sales	(9,801)	(3,708)	(13,509)
Amortization of servicing rights(D)	(483,639)	(145,951)	(629,590)
Change in valuation inputs and assumptions(E)	(624,561)	(77,931)	(702,492)
(Gain) loss on sales	7,659	(1,749)	5,910
Balance as of June 30, 2020	$3,551,159	$1,469,927	$5,021,086

(A)Net of purchase price adjustments.
(B)Represents MSRs retained on the sale of originated mortgage loans.
(C)Represents purchase price fully reimbursable from sellers as a result of prepayment protection.
(D)Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.
(E)Includes changes in inputs or assumptions used in the valuation model.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Servicing fee revenue	$332,376	$196,249	$660,498	$379,275
Ancillary and other fees	18,198	52,813	50,336	92,550
Servicing fee revenue and fees	350,574	249,062	710,834	471,825
Amortization of servicing rights	(288,573)	(105,321)	(479,940)	(177,996)
Change in valuation inputs and assumptions(A) (B)	(154,416)	(229,278)	(618,127)	(213,513)
(Gain) loss on sales	1,956	—	7,659	—
Servicing revenue, net	$(90,459)	$(85,537)	$(379,574)	$80,316

(A)Includes changes in inputs or assumptions used in the valuation model.
(B)Includes $1.9 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively, and $6.4 million and $8.0 million for the six months ended June 30, 2020 and 2019, respectively, of fair value adjustment to excess spread financing.

Interest income from investments in MSR Financing Receivables was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Servicing fee revenue	$106,861	$130,126	$220,443	$256,370
Ancillary and other fees	17,716	29,954	43,716	61,278
Less: subservicing expense	(40,131)	(49,577)	(82,034)	(105,239)
Interest income, investments in MSR financing receivables	$84,446	$110,503	$182,125	$212,409

Change in fair value of investments in MSR Financing Receivables was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of servicing rights	$(77,199)	$(40,201)	$(145,951)	$(83,077)
Change in valuation inputs and assumptions(A)	(44,321)	(14,850)	(77,931)	(7,912)
(Gain) loss on sales(B)	—	(360)	(1,749)	(801)
Change in fair value of investments in MSR financing receivables	$(121,520)	$(55,411)	$(225,631)	$(91,790)

(A)Includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.
(B)Represents the realization of unrealized gain (loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs and MSR Financing Receivables as of June 30, 2020:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
MSRs:
Agency(C)	$315,552,886	5.2	$2,927,046
Non-Agency	6,065,805	4.3	18,400
Ginnie Mae(D)	57,779,101	4.3	605,713
	379,397,792	5.1	3,551,159
MSR Financing Receivables:
Agency(C)	43,073,285	5.0	382,078
Non-Agency	71,380,202	7.7	1,087,849
	114,453,487	6.7	1,469,927
Total	$493,851,279	5.4	$5,021,086

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of June 30, 2020, weighted average discount rates of 8.2% and 9.5% were used to value New Residential’s investments in MSRs and MSR financing receivables, respectively.
(C)Represents Fannie Mae and Freddie Mac MSRs.
(D)As of June 30, 2020, New Residential holds approximately $1,075.0 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Condensed Consolidated Balance Sheets. See Note 8 for further discussion.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and New Residential entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which New Residential already held certain rights (“Rights to MSRs”). Ocwen and New Residential concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the mortgage loans related to the MSRs that were transferred to New Residential.

In January 2018, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied, at which time PHH will transfer the MSRs to New Residential.

As of June 30, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred from PHH to NRM and NewRez. Although the MSRs transferred were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2020	December 31, 2019
California	22.9%	21.9%
Florida	7.0%	6.9%
New York	6.4%	6.4%
Texas	5.3%	5.5%
New Jersey	4.8%	4.9%
Illinois	3.5%	3.6%
Massachusetts	3.3%	3.4%
Washington	3.2%	3.3%
Georgia	3.1%	3.1%
Maryland	3.0%	3.0%
Other U.S.	37.5%	38.0%
	100.0%	100.0%
Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a mortgage servicing right asset and, therefore, is not recognized on New Residential’s Condensed Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of June 30, 2020 and 2019 was $82.7 billion and $51.1 billion, respectively. New Residential earned subservicing revenue of $94.2 million and $64.7 million for the six months ended June 30, 2020 and 2019, respectively, related to subserviced UPB which is included within Servicing revenue, net in the Condensed Consolidated Statements of Income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices), which it records at fair value upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 15). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Condensed Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	June 30, 2020	December 31, 2019
Principal and interest advances	$692,849	$660,807
Escrow advances (taxes and insurance advances)	2,159,978	2,427,384
Foreclosure advances	145,909	163,054
Total(A)(B)(C)	$2,998,736	$3,251,245

(A)Includes $394.4 million and $562.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable from the Agencies.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

(B)Includes $105.0 million and $166.5 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from Ginnie Mae. Reserves for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $51.1 million and $50.1 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of Servicer Advance Receivables periodically and as of December 31, 2019, expected full recovery of the Servicer Advance Receivables. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $19.7 million for expected non-recovery of advances as of June 30, 2020.

See Note 11 regarding the financing of MSRs.

6. SERVICER ADVANCE INVESTMENTS

All of New Residential’s Servicer Advance Investments consist of outstanding servicer advances, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and the basic fee component of the related MSR. New Residential elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

A taxable wholly-owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of June 30, 2020. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related assets. As of June 30, 2020, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2020
Servicer Advance Investments	$537,388	$559,011	5.3%	5.7%	6.3
December 31, 2019
Servicer Advance Investments	$557,444	$581,777	5.3%	5.7%	6.3

(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.
(B)Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The following is additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2020
Servicer Advance Investments(D)	$28,834,119	$467,339	1.6%	$442,002	88.9%	87.9%	2.9%	2.9%
December 31, 2019
Servicer Advance Investments(D)	$31,442,267	$462,843	1.5%	$443,248	88.3%	87.2%	3.4%	2.8%

(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following types of advances are included in the Servicer Advance Investments:

	June 30, 2020	December 31, 2019
Principal and interest advances	$113,039	$71,574
Escrow advances (taxes and insurance advances)	167,167	180,047
Foreclosure advances	187,133	211,222
Total	$467,339	$462,843

Interest income recognized by New Residential related to its Servicer Advance Investments was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income, gross of amounts attributable to servicer compensation	$27,905	$13,932	$17,655	$29,008
Amounts attributable to base servicer compensation	(2,504)	(1,407)	(1,622)	(2,972)
Amounts attributable to incentive servicer compensation	(5,230)	(7,080)	(13,951)	(13,507)
Interest income from Servicer Advance Investments	$20,171	$5,445	$2,082	$12,529

7. INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Effective January 1, 2020, New Residential elected to apply the fair value option for any new purchases of Non-Agency RMBS. Effective April 1, 2020, New Residential elected to apply the fair value option for any new purchases of Agency RMBS. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition.

For securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value are recorded in Change in fair value of investments in the Condensed Consolidated Statements of Income.

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
June 30, 2020
(dollars in tables in thousands, except share data)

and supportable forecasts. The Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speeds, default rates, and loss severities.

Realized gains (losses) on securities are recorded in gain (loss) on settlement of investments, net in the Condensed Consolidated Statements of Income. Interest income is recognized over the life of the security using the effective interest method and is recorded on the accrual basis.

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Six Months Ended June 30,
	2020		2019
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$10,862.6	$5,083.1	$12,817.1	$4,574.2
Purchase price	11,149.5	575.0	13,089.1	917.9

Sales
Face	$17,395.0	$7,487.8	$11,825.1	$837.5
Amortized cost	17,679.3	5,557.2	12,105.6	738.6
Sale price	17,869.1	4,624.6	12,198.6	752.0
Gain (loss) on sale	189.8	(932.6)	93.0	13.4

As of June 30, 2020, New Residential had purchased $0.1 billion face amount for $0.1 billion of Agency RMBS and sold $0.2 billion face amount for $0.2 billion of Non-Agency RMBS, which had not yet been settled. As of June 30, 2019, New Residential had sold and purchased $5.1 billion and $0.3 billion face amount of Agency RMBS for $5.3 billion and $0.3 billion, respectively, and purchased $21.6 million face amount of Non-Agency RMBS for $13.5 million, which had not yet been settled. These unsettled sales and purchases were recorded on the Condensed Consolidated Balance Sheets on trade date as Trades Receivable and Trades Payable.

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

The following is a summary of New Residential’s real estate and other securities:

	June 30, 2020											December 31, 2019
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS	$301,350	$303,173	$20,231	$—	$323,404	26	AAA	2.95%	2.78%	6.4	N/A	$11,519,943
Agency RMBS at FVO	3,722,586	3,858,145	23,711	—	3,881,856	7	AAA	2.50%	1.78%	5.9	N/A	—
Total Agency RMBS(F)(G)	4,023,936	4,161,318	43,942	—	4,205,260	33	AAA	2.53%	1.86%	6.0	N/A	11,519,943
Non-Agency RMBS(H)(I)	23,019,974	1,965,450	85,061	(111,535)	1,938,976	613	AA-	3.08%	5.36%	7.8	13.1%	7,957,785
Total/ Weighted Average	$27,043,910	$6,126,768	$129,003	$(111,535)	$6,144,236	646	AA+	1.12%	2.98%	6.5		$19,477,728

(A)Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 374 bonds with a carrying value of $992.0 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $26.8 million and $4.3 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.
(G)The total outstanding face amount was $4.0 billion for fixed rate securities as of June 30, 2020.
(H)The total outstanding face amount was $13.6 billion (including $12.4 billion of residual and fair value option notional amount) for fixed rate securities and $9.4 billion (including $8.3 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2020.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$10,250	$10,250	$—	$(102)	$10,148	1	B-	8.25%	8.25%	—	N/A
Consumer loan bonds	16,430	11,171	—	—	11,171	6	N/A	N/A	N/A	—	N/A
Fair value option securities:
Interest-only securities	11,253,401	292,045	19,962	(28,697)	283,310	131	AA	1.31%	13.20%	2.7	N/A
Servicing strips	5,635,802	58,150	2,205	(7,525)	52,830	59	N/A	0.63%	9.61%	4.5	N/A

Unrealized losses attributable to credit impairment are recognized in earnings. During the six months ended June 30, 2020, New Residential recorded credit impairment charges of $19.0 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell and is not more likely than not to be required to sell these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of June 30, 2020.

		Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$8,860,380	$1,005,995	$(8,561)	$997,434	$(98,478)	$898,956	184	BBB+	3.34%	4.84%	11.5
12 or More Months	2,381,211	96,175	(10,454)	85,721	(13,057)	72,664	60	A	1.80%	2.87%	2.6
Total/Weighted Average	$11,241,591	$1,102,170	$(19,015)	$1,083,155	$(111,535)	$971,620	244	BBB+	3.22%	4.69%	10.8

(A)Represents credit impairment on securities in an unrealized loss position as of June 30, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

New Residential performed an assessment of all debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	June 30, 2020				December 31, 2019
			Gross Unrealized Losses				Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$25,526	$25,526	$(4,797)	N/A	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	N/A	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	114,835	120,530	(14,218)	(5,695)	228,228	237,626	(3,232)	(9,398)
Non-credit impaired securities	831,259	937,099	—	(105,840)	4,726,409	4,767,837	—	(41,428)
Total debt securities in an unrealized loss position	$971,620	$1,083,155	$(19,015)	$(111,535)	$4,954,637	$5,005,463	$(3,232)	$(50,826)

(A)This amount is required to be recorded through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included New Residential’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.
(B)This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.
(C)New Residential may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, New Residential must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity related to the allowance for credit losses on debt securities (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2019	$—	$—	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	13,808	410	14,218
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at June 30, 2020	$13,808	$410	$14,218

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	June 30, 2020		December 31, 2019
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$8,023,586	34.9%	$9,048,847	36.6%
Southeastern U.S.	6,001,777	26.1%	5,983,966	24.2%
Northeastern U.S.	5,204,930	22.6%	5,416,137	21.9%
Midwestern U.S.	2,527,550	11.0%	2,562,269	10.4%
Southwestern U.S.	1,222,822	5.3%	1,440,467	5.8%
Other(B)	12,629	0.1%	296,273	1.1%
	$22,993,294	100.0%	$24,747,959	100.0%

(A)Excludes $16.4 million and $25.0 million face amount of bonds backed by consumer loans and $10.3 million and $85.0 million face amount of bonds backed by corporate debt as of June 30, 2020 and December 31, 2019, respectively.
(B)Represents collateral for which New Residential was unable to obtain geographic information.

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2020	$1,084,164	$457,565
December 31, 2019	5,701,736	3,830,369

The following is a summary of the changes in accretable yield for these securities:

Six Months Ended June 30, 2020
Balance at December 31, 2019	$1,882,476
Additions	76,960
Accretion	(52,310)
Reclassifications from (to) non-accretable difference	(2,889,848)
Disposals	1,303,414
Balance at June 30, 2020	$320,692
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

NewRez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae guaranteed securitizations, NewRez has the unilateral right to repurchase loans from the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

securitizations when they are delinquent for more than 90 days. Loans in forbearance that are unpaid for at least 90 days are included as delinquent loans permitted to be repurchased. Under GAAP, NewRez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether NewRez intends to repurchase the loans. As of June 30, 2020, New Residential holds approximately $1,075.0 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Condensed Consolidated Balance Sheets.

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

The election of the fair value option resulted in the Company recognizing an adjustment of $6.0 million to reduce retained earnings attributable to the change in the fair value of residential mortgage loans. Unrealized gains (losses) from the change in fair value of residential mortgage loans are recognized in Change in fair value of investments in the Condensed Consolidated Statements of Income. Realized gains (losses) are recorded in Gain (loss) on settlement of investments, net in the Condensed Consolidated Statements of Income.

Residential mortgage loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the Condensed Consolidated Statements of Income.

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2020, New Residential accounts for loans based on the following categories:

•Loans Held-for-Investment, at fair value
•Loans Held-for-Sale, at lower of cost or fair value
•Loans Held-for-Sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	June 30, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Loan Type
Total Residential Mortgage Loans, held-for-investment, at fair value(B)	$830,117	$750,332	13,168	7.2%	6.4	$925,706

Acquired Reverse Mortgage Loans(C)	$12,604	$6,458	29	7.9%	3.9	$5,844
Acquired Performing Loans(D)(F)	224,268	198,150	4,680	6.0%	4.1	857,821
Acquired Non-Performing Loans(E)(F)	617,062	490,222	4,703	7.3%	3.3	565,387
Total Residential Mortgage Loans, held-for-sale	$853,934	$694,830	9,412	7.0%	3.5	$1,429,052

Acquired Performing Loans(D)(F)	$1,245,660	$1,075,996	9,258	4.8%	8.0	$3,024,288
Originated Loans	1,675,955	1,748,913	6,111	3.3%	27.2	1,589,324
Total Residential Mortgage Loans, held-for-sale, at fair value	$2,921,615	$2,824,909	15,369	3.9%	19.0	$4,613,612

Total Residential Mortgage Loans, held-for-sale	$3,775,549	$3,519,739				$6,042,664

(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of residential loans and variable interest entity consumer loans held-for-investment, at fair value on the Condensed Consolidated Balance Sheets.
(C)Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

was $0.6 million. Approximately 51% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(D)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(E)As of June 30, 2020, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (E) below.
(F)Includes $30.0 million and $26.1 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2020	December 31, 2019
California	13.8%	16.8%
New York	8.5%	9.9%
Texas	8.3%	7.5%
Florida	7.5%	7.7%
Georgia	5.4%	4.6%
New Jersey	4.5%	4.6%
Illinois	3.4%	3.4%
Pennsylvania	3.3%	3.1%
North Carolina	3.0%	2.6%
Maryland	3.0%	2.6%
Other U.S.	39.3%	37.2%
	100.0%	100.0%
See Note 11 regarding the financing of residential mortgage loans and related assets.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans as of June 30, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$292,123	$244,837	$(47,286)
120+	717,573	597,082	(120,491)
	$1,009,696	$841,919	$(167,777)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the six months ended June 30, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

income on securities held in the collapsed trusts and $48.3 million of gain on securitizations accounted for as sales. For the six months ended June 30, 2019, New Residential executed calls on a total of 59 trusts and recognized $37.2 million of interest income on securities held in the collapsed trusts and $8.1 million of gain on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for credit losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	86.5%
30-59	7.0%
60-89	2.7%
90-119(B)	0.7%
120+(C)	3.1%
100.0%

(A)Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.
(B)Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.
(C)Represents nonaccrual loans.

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2019	$925,706	$1,429,052	$4,613,612	$6,968,370
Fair value adjustment due to fair value option	(6,020)	—	—	(6,020)
Originations	—	—	19,252,135	19,252,135
Sales	—	(642,644)	(21,900,008)	(22,542,652)
Purchases/additional fundings	—	110,741	1,036,587	1,147,328
Proceeds from repayments	(64,802)	(81,699)	(95,595)	(242,096)
Transfer of loans to other assets(A)	—	(1,793)	(13,516)	(15,309)
Transfer of loans to real estate owned	(4,021)	(16,277)	(3,591)	(23,889)
Transfers of loans to held for sale	(59,681)	—	59,681	—
Valuation provision on loans	—	(102,550)	—	(102,550)
Changes in instrument-specific credit risk	6,923	—	(46,512)	(39,589)
Other factors	(47,773)	—	(77,884)	(125,657)
Balance at June 30, 2020	$750,332	$694,830	$2,824,909	$4,270,071

(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are recognized as claims receivable in Other Assets (Note 2).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income:
Loans Held for Investment, at Fair Value	$13,229	$15,432	$28,338	$32,636
Loans Held-for-Sale, at Lower Cost or Fair Value	15,303	13,572	33,458	28,752
Loans Held-for-Sale, at Fair Value	27,715	39,075	71,107	72,844
Total Interest Income	56,247	68,079	132,903	134,232

Interest Expense:
Loans Held for Investment, at Fair Value	5,408	5,759	10,608	11,764
Loans Held-for-Sale, at Lower Cost or Fair Value	6,358	8,708	14,888	17,515
Loans Held-for-Sale, at Fair Value	11,372	37,599	41,842	66,198
Total Interest Expense	23,138	52,066	67,338	95,477

Total Net Interest Income	$33,109	$16,013	$65,565	$38,755

Gain on originated mortgage loans, held-for-sale, net

NewRez, a wholly-owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on originated mortgage loans, held-for-sale, net in the Condensed Consolidated Statements of Income.

Gain on originated mortgage loans, held-for-sale, net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain on loans originated and sold, net(A)	$236,583	$25,347	$275,870	$52,889
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(175,568)	(18,318)	(221,881)	(29,741)
MSRs retained on transfer of loans(C)	72,202	57,920	268,098	94,349
Other(D)	15,962	9,499	32,590	16,779
Realized gain on sale of originated mortgage loans, net	$149,179	$74,448	$354,677	$134,276
Change in fair value of loans	6,102	22,633	28,377	27,982
Change in fair value of interest rate lock commitments (Note 10)	32,806	7,701	124,054	10,909
Change in fair value of derivative instruments (Note 10)	121,935	(3,764)	(17,388)	(4,979)
Gain on originated mortgage loans, held-for-sale, net	$310,022	$101,018	$489,720	$168,188

(A)Includes loan origination fees of $109.8 million and $386.8 million in the three and six months ended June 30, 2020, respectively, $60.9 million and $85.9 million in the three and six months ended June 30, 2019, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

During the first quarter of 2018, New Residential formed entities (the “RPL Borrowers”) that issued securitized debt collateralized by reperforming residential mortgage loans. New Residential evaluated these entities under the VIE model and concluded them to be VIEs. See Note 13 for information on the analysis and assets and liabilities related to these consolidated VIEs.

9. INVESTMENTS IN CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of June 30, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment and are grouped and presented as part of residential loans and variable interest entity consumer loans held-for-investment, at fair value on the Condensed Consolidated Balance Sheets. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2020
Consumer Loan Companies
Performing Loans	$564,899	53.5%	$617,349	18.4%	3.8	4.6%
Purchased Credit Deteriorated Loans(C)	148,047	53.5%	144,176	14.7%	3.6	9.4%
Other - Performing Loans	5,439	100.0%	4,937	15.1%	0.6	2.7%
Total Consumer Loans, held-for-investment	$718,385		$766,462	17.6%	3.7	5.5%
December 31, 2019
Consumer Loan Companies
Performing Loans	$644,676	53.5%	$682,310	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	170,083	53.5%	136,633	15.5%	3.7	10.1%
Other - Performing Loans	9,158	100.0%	8,602	15.1%	0.7	6.1%
Total Consumer Loans, held-for-investment	$823,917		$827,545	18.0%	3.9	5.9%

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.
(C)Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

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

The election of the fair value option resulted in the Company recognizing an adjustment of $19.7 million to reduce retained earnings attributable to the change in the fair value of consumer loans, net of noncontrolling interests. Unrealized gains (losses) from the change in fair value of consumer loans are recognized in Change in fair value of investments in the Condensed Consolidated Statements of Income. Realized gains (losses) are recorded in Gain on settlement of investments, net in the Condensed Consolidated Statements of Income. See Note 2.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Consumer loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the Condensed Consolidated Statements of Income. Interest income is recognized over the life of the loan using the effective interest method and is recorded on the accrual basis.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans as of June 30, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 Days	704,708	752,053	47,345
90 days or more past due	13,677	14,409	732
Total	718,385	766,462	48,077

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	95.3%
30-59	1.8%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.0%
100.0%

(A)Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.
(B)Includes loans more than 90 days past due and still accruing interest.
(C)Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the fair value of consumer loans, held-for-investment were as follows:

Balance at December 31, 2019	$827,545
Fair value adjustment due to fair value option	36,472
Additional fundings(A)	17,684
Proceeds from repayments	(119,124)
Accretion of loan discount and premium amortization, net	13,108
Fair value adjustment due to:
Changes in instrument-specific credit risk	(4,565)
Other factors	(4,658)
Balance at June 30, 2020	$766,462

(A)Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

Additionally, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”). The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. As of June 30, 2020 and December 31, 2019, the warrants are held on New Residential’s balance sheet in Other Assets and carried at $23.0 million and $28.0 million, respectively.

The following table summarizes the income earned from the Company’s investments in LoanCo and WarrantCo during 2019:

	Three Months Ended June 30, 2019(A)	Six Months Ended June 30, 2019(A)
Interest income	$11,390	$19,367
Interest expense	(3,665)	(6,487)
Change in fair value of consumer loans and warrants	(15,993)	(1,457)
Gain on sale of consumer loans	(1,222)	(1,668)
Other expenses	(1,462)	(2,918)
Net income	$(10,952)	$6,837
New Residential’s equity in net income	$(2,654)	$1,657
New Residential’s ownership	24.2%	24.2%

(A)Data for the period ended May 31, 2019 as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments at June 30, 2019:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2019(C)	$414,530	25.0%	$409,379	14.6%	1.3	1.4%

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.
(C)Data as of May 31, 2019 as a result of the one month reporting lag.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

New Residential may at times hold to-be-announced forward contract positions (“TBAs”) in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions.

As of June 30, 2020, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivative assets
Interest Rate Swaps(A)	Other assets	$—	$155
Interest Rate Lock Commitments	Other assets	164,342	41,346
TBAs	Other assets	2,271	—
		$166,613	$41,501
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$256	$—
Interest Rate Lock Commitments	Accrued expenses and other liabilities	397	1,455
Forward Loan Sale Commitments	Accrued expenses and other liabilities	—	27
TBAs	Accrued expenses and other liabilities	24,283	5,403
		$24,936	$6,885

(A)Net of $192.2 million and $171.8 million of related variation margin accounts as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes notional amounts related to derivatives:

	June 30, 2020	December 31, 2019
Interest Rate Caps(A)	$25,000	$12,500
Interest Rate Swaps(B)	9,070,000	4,900,000
Interest Rate Lock Commitments	7,455,739	4,043,935
Forward Loan Sale Commitments	—	43,654
TBAs, short position(C)	8,033,350	5,048,000
TBAs, long position(C)	—	11,692,212

(A)As of June 30, 2020, caps LIBOR at 4.00% for $25.0 million of notional. The weighted average maturity of the interest rate caps as of June 30, 2020 was 5 months.
(B)Includes $4.4 billion notional of Receive LIBOR/Pay Fixed of 2.96%and $4.7 billion notional of Receive Fixed of 0.80%/Pay LIBOR with weighted average maturities of 34 months and 33 months, respectively, as of June 30, 2020. Includes $4.0 billion notional of Receive LIBOR/Pay Fixed of 3.21% and $0.9 billion notional of Receive Fixed of 1.89%/Pay LIBOR with weighted average maturities of 36 months and 87 months, respectively, as of December 31, 2019.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in fair value of derivative investments(A)
Interest Rate Caps	$—	$—	$—	$(3)
Interest Rate Swaps	21,106	(40,666)	(18,876)	(69,199)
TBAs	—	—	—	2,776
	21,106	(40,666)	(18,876)	(66,426)
Gain (loss) on settlement of investments, net
Interest Rate Swaps	(25,195)	(5,813)	(38,847)	(22,191)
TBAs(B)	—	(39,388)	(71,060)	(116,086)
	(25,195)	(45,201)	(109,907)	(138,277)
Gain on originated mortgage loans, held-for-sale, net(A)
Interest Rate Lock Commitments	32,806	7,701	124,054	10,909
TBAs	121,935	(3,987)	(17,415)	(5,181)
Forward Loan Sale Commitments	—	223	27	202
	154,741	3,937	106,666	5,930

Total income (losses)	$150,652	$(81,930)	$(22,117)	$(198,773)

(A)Represents unrealized gains (losses).
(B)Excludes $175.6 million and $221.9 million for the three and six months ended June 30, 2020, respectively, and $18.3 million and $29.7 million for the three and six months ended June 30, 2019, respectively, in loss on settlement included within gain on originated mortgage loans, held-for-sale, net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s repurchase agreements and notes and bonds payable debt obligations:

	June 30, 2020									December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Repurchase Agreements(C)
Agency RMBS(D)	$3,897,468	$3,897,468	Jul-20 to Sep-20	0.25%	0.1	$3,922,189	$4,055,565	$4,099,159	6.0	$15,481,677
Non-Agency RMBS(E)	1,934,744	1,932,624	Jul-20 to Sep-20	4.28%	0.2	19,636,467	1,919,715	1,890,120	7.9	7,317,519
Residential Mortgage Loans(F)	3,283,186	3,277,727	Jul-20 to Jun-22	2.95%	0.6	4,080,121	4,402,356	3,779,405	14.7	5,053,207
Real Estate Owned(G)(H)	63,679	63,679	Jul-20 to Jun-22	2.37%	0.6	N/A	N/A	81,887	N/A	63,822
Total Repurchase Agreements	9,179,077	9,171,498		2.08%	0.3					27,916,225
Notes and Bonds Payable
Excess MSRs(I)	294,802	294,802	Feb-22 to Jul-22	4.30%	1.9	90,541,438	49,457	54,126	5.6	217,300
MSRs(J)	2,700,527	2,691,107	Dec-20 to Jul-24	3.66%	1.3	399,336,160	4,254,897	4,189,180	5.7	2,640,036
Servicer Advance Investments(K)	442,002	442,002	Aug-20 to Apr-21	2.92%	0.8	467,339	537,388	559,011	6.3	581,777
Servicer Advances(K)	2,460,854	2,452,931	Jul-20 to Aug-23	3.59%	1.7	2,806,803	2,947,678	2,947,678	0.7	2,599,895
Residential Mortgage Loans(L)	285,588	281,898	Jul-20 to Dec-45	5.40%	17.7	462,589	493,636	444,438	4.3	864,451
Consumer Loans(M)	713,594	716,722	May-36	3.26%	3.6	712,877	717,877	761,456	3.7	816,689
Total Notes and Bonds Payable	6,897,367	6,879,462		3.65%	2.4					7,720,148
Total/ Weighted Average	$16,076,444	$16,050,960		2.75%	1.2					$35,636,373

(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through July 31, 2020 were refinanced, extended or repaid.
(C)These repurchase agreements had approximately $30.3 million of associated accrued interest payable as of June 30, 2020.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $6.1 million and $10.0 million, respectively, on retained consumer loan bonds and of $508.1 million and $650.3 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $283.0 million of repurchase agreements which bear interest at a fixed rate of 5.53%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $83.6 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $211.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.
(J)Includes $1,474.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 8.00%; $46.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,180.4 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

(K)$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.85% to 2.75%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.1 million note payable to Mr. Cooper which includes a $1.4 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $92.0 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.76% (see Note 12 for fair value details), (iii) $170.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.61% (see Note 12 for fair value details), and (iv) $18.0 million of asset-backed notes held by third parties which include $0.9 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.
(M)Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $634.5 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

As of June 30, 2020, New Residential had no outstanding repurchase agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under repurchase agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $9.2 billion of repurchase agreements as of June 30, 2020. To the extent that the value of the collateral underlying these repurchase agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$35,636,373
Repurchase Agreements:
Borrowings	—	—	—	79,077,088	20,378,307	—	99,455,395
Repayments	—	—	—	(96,044,072)	(22,149,955)	—	(118,194,027)
Capitalized deferred financing costs, net of amortization	—	—	—	(2,120)	(3,975)	—	(6,095)
Notes and Bonds Payable:
Borrowings	97,173	888,265	2,065,170	—	—	—	3,050,608
Repayments	(19,671)	(834,277)	(2,351,836)	—	(576,453)	(100,213)	(3,882,450)
Discount on borrowings, net of amortization	—	—	—	—	—	246	246
Unrealized loss on notes, fair value	—	—	—	—	(6,145)	—	(6,145)
Capitalized deferred financing costs, net of amortization	—	(2,917)	(73)	—	45	—	(2,945)
Balance at June 30, 2020	$294,802	$2,691,107	$2,894,933	$5,830,092	$3,623,304	$716,722	$16,050,960

(A)New Residential net settles daily borrowings and repayments of the Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of June 30, 2020 had contractual maturities as follows:

Year Ending	Nonrecourse	Recourse	Total
July 1 through December 31, 2020	$124,259	$9,294,111	$9,418,370
2021	1,579,934	1,587,088	3,167,022
2022	846,144	577,789	1,423,933
2023	400,000	942,225	1,342,225
2024	—	348,804	348,804
2025 and thereafter	976,090	—	976,090
	$3,926,427	$12,750,017	$16,676,444

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of June 30, 2020:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Repurchase Agreements
Residential mortgage loans and REO	$5,698,258	$1,658,270	$4,039,988
New loan originations	4,035,000	1,688,596	2,346,404

Notes and Bonds Payable
Excess MSRs	100,000	83,565	16,435
MSRs	1,608,000	1,520,089	87,911
Servicer advances	5,120,000	2,902,857	2,217,143
Residential mortgage loans	650,000	17,967	632,033
	$17,211,258	$7,871,344	$9,339,914

(A)New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of June 30, 2020.

2020 Term Loan

On May 19, 2020, the Company, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million. The 2020 Term Loan is guaranteed by certain subsidiaries of the Company and secured by pledges of certain equity interests held by the Company and its subsidiaries. Borrowings under the 2020 Term Loan bear interest at a fixed annual rate of 11.0% and are repayable in quarterly installments of 0.25% of the outstanding principal amount beginning on March 31, 2021. The Company can prepay the 2020 Term Loan in whole or in part prior to maturity without an early termination penalty. The 2020 Term Loan was issued with an original issue discount of 1.0%, or $6.0 million of the principal amount. In addition, the Company incurred fees of approximately $9.0 million that were capitalized as debt financing costs. The original issue discount, along with the debt financing costs, are grouped and presented as part of the term loan, net of debt discounts and issuance costs on the Condensed Consolidated Balance Sheets.

In conjunction with the 2020 Term Loan, the Company issued common stock purchase warrants (the “2020 Warrants”) to the lenders. The 2020 Warrants expire approximately three years after the issuance date. We recorded the value of the 2020 Term

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Loan and 2020 Warrants on a relative fair value basis. The estimated fair value of the 2020 Warrants at the date of issuance was approximately $53.5 million and was recognized as a discount to the 2020 Term Loan. Refer to Note 14, Equity and Earnings Per Share, for further details.

The table below summarizes the net carrying amount of the 2020 Term Loan:

	June 30, 2020	December 31, 2019
Principal outstanding	$600,000	$—
Less: Unamortized debt discount and issuance costs	(66,617)	—
Net carrying value	$533,383	$—

The table below summarizes the interest expense on the 2020 Term Loan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Coupon interest at 11.00%	$6,783	$—	$6,783	$—
Amortization of debt discounts and issuance costs	1,883	—	1,883	—
Total	$8,666	$—	$8,666	$—

The 2020 Term Loan contains certain customary affirmative and negative covenants and also requires the Company to maintain compliance with the following financial covenants:

•Tangible Book Value: maintenance of minimum tangible book value to not be less than the lesser of (i) $2.5 billion and (ii) the greater of (x) the amount that is 4.17 times the sum of (A) the aggregate outstanding principal amount of pari passu debt incurred plus (B) the outstanding principal amount of the 2020 Term Loan and (y) $2.0 billion; and

•Cash Liquidity: maintenance of minimum cash liquidity of no less than a weekly average balance of $125.0 million.

The Company was in compliance with all financial covenants as of June 30, 2020.

The 2020 Term Loan also includes a covenant that obligates the Company to deliver certain unaudited consolidated financial information for New Residential to the lenders within 30 days after each month end. The Company was in compliance with respect to this covenant as of June 30, 2020.

If the Company fails to meet or satisfy any of the covenants in accordance with the 2020 Term Loan and is unable to obtain a waiver or other suitable relief from the lenders, the Company would be in default and the Company’s lenders could elect to declare outstanding amounts due and payable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

12. FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2020 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$81,666,625	$346,450	$—		$—	$346,450	$346,450
Excess mortgage servicing rights, equity method investees, at fair value(A)	31,923,937	112,473	—		—	112,473	112,473
Mortgage servicing rights, at fair value(A)	379,397,792	3,551,159	—		—	3,551,159	3,551,159
Mortgage servicing rights financing receivables, at fair value	114,453,487	1,469,927	—	—	—	1,469,927	1,469,927
Servicer advance investments, at fair value	467,339	559,011	—		—	559,011	559,011
Real estate and other securities	27,043,911	6,144,236	—		4,205,260	1,938,976	6,144,236
Residential mortgage loans, held-for-sale	853,934	694,830	—		—	701,610	701,610
Residential mortgage loans, held-for-sale, at fair value	2,921,615	2,824,909	—		1,719,899	1,105,010	2,824,909
Residential mortgage loans, held-for-investment, at fair value	830,117	750,332	—		—	750,332	750,332
Residential mortgage loans subject to repurchase	1,075,008	1,075,008	—		1,075,008	—	1,075,008
Consumer loans, held-for-investment, at fair value	718,385	766,462	—		—	766,462	766,462
Derivative assets	15,353,568	166,613	—		2,271	164,342	166,613
Note receivable	46,724	42,787	—		—	42,787	42,787
Cash and cash equivalents	1,013,208	1,013,208	1,013,208		—	—	1,013,208
Restricted cash	138,932	138,932	138,932		—	—	138,932
Other assets(B)	N/A	42,769	3,831		—	38,938	42,769
		$19,699,106	$1,155,971		$7,002,438	$11,547,477	$19,705,886
Liabilities
Repurchase agreements	$9,179,077	$9,171,498	$—		$9,179,077	$—	$9,179,077
Notes and bonds payable(C)	6,897,367	6,879,462	—		—	6,238,923	6,238,923
2020 term loan	533,383	533,383	—		—	533,383	533,383
Residential mortgage loan repurchase liability	1,075,008	1,075,008	—		1,075,008	—	1,075,008
Derivative liabilities	9,230,520	24,936	—		24,539	397	24,936
Excess spread financing	2,655,595	22,059	—		—	22,059	22,059
Contingent consideration	N/A	13,274	—		—	13,274	13,274
		$17,719,620	$—		$10,278,624	$6,808,036	$17,086,660

(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.8 million as of June 30, 2020.
(C)Includes the SAFT 2013-1 and MDST Trusts mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $258.8 million as of June 30, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans
	Agency	Non-Agency									Total
Balance at December 31, 2019	$209,633	$170,114	$125,596	$3,967,960	$1,718,273	$581,777	$7,957,785	$39,891	$3,998,825	$—	$18,769,854
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(480,318)	—	(480,318)
Transfers to Level 3	—	—	—	—	—	—	—	—	440,168	827,545	1,267,713
Shellpoint Acquisition	—	—	—			—	—	—	—	—	—
Transfers from investments in mortgage servicing rights financing receivables to investments in mortgage servicing rights	—	—	—			—	—	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	(19,015)	—	—	—	(19,015)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(6,518)	(4,591)	—	—	—	—	—	—	—	—	(11,109)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	(2,509)	—	—	—	—	—	—	—	(2,509)
Included in servicing revenue, net(E)	—	—	—	(1,100,541)	—	—	—	—	—	—	(1,100,541)
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	(225,631)	—	—	—	—	—	(225,631)
Included in change in fair value of servicer advance investments	—	—	—	—	—	(2,712)	—	—	—	—	(2,712)
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	(165,246)	—	(165,246)
Included in gain (loss) on settlement of investments, net	11	1	—	—	—	—	(932,627)	—	—	—	(932,615)
Included in other income (loss), net(D)	1,042	148	—	—	—	—	(51,903)	124,054	(10,110)	(9,223)	54,008
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	(621,364)	—	(6,020)	36,472	(590,912)
Interest income	3,129	9,453	—	—	—	2,082	84,633	—	—	13,108	112,405
Purchases, sales and repayments
Purchases	—	—	—	456,665	4,362	631,240	575,030	—	1,420,390	17,684	3,105,371
Proceeds from sales	(44)	(4)	—	(9,801)	(3,708)		(4,624,590)	—	(3,183,041)	—	(7,821,188)
Proceeds from repayments	(20,325)	(15,599)	(10,614)	(31,222)	(23,369)	(653,376)	(428,973)	—	(159,306)	(119,124)	(1,461,908)
Originations and other	—	—	—	268,098	—	—	—	—	—	—	268,098
Balance at June 30, 2020	$186,928	$159,522	$112,473	$3,551,159	$1,469,927	$559,011	$1,938,976	$163,945	$1,855,342	$766,462	$10,763,745

(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.
(E)The components of Servicing revenue, net are disclosed in Note 5.
(F)These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737
Transfers
Transfers from Level 3	—	—	(43,875)	(43,875)
Transfers to Level 3	—	—	—	—
Acquisition	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(A)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(A)	—	—	—	—
Included in servicing revenue, net(B)	(10,133)	—	—	(10,133)
Included in change in fair value of investments in notes receivable - rights to MSRs	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	(6,145)	—	(6,145)
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(A)	—	—	3,871	3,871
Gains (losses) included in other comprehensive income, net of tax(C)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Payments	—	(393,322)	(1,944)	(395,266)
Other	415	(1,465)	—	(1,050)
Balance at June 30, 2020	$22,059	$258,806	$13,274	$294,139

(A)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.
(B)The components of Servicing revenue, net are disclosed in Note 5.
(C)These gains (losses) were included in net unrealized gain (loss) on securities in the Condensed Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of June 30, 2020:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	7.0% - 10.6% (8.2%)	0.0% - 3.5% (1.4%)	6.5% - 35.8% (14.9%)	15 - 31 (21)	15 - 22 (19)
Recaptured Pools	7.4% - 12.1% (10.4%)	0.1% - 3.5% (0.8%)	0.0% - 39.1% (26.1%)	20 - 29 (23)	19 - 24 (23)
	7.0% - 12.1% (8.9%)	0.0% - 3.5% (1.2%)	0.0% - 39.1% (18.4%)	15 - 31 (22)	15 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	7.5% - 12.5% (9.0%)	N/A	0.0% - 14.1% (12.6%)	5 - 25 (15)	19 - 31 (23)
Recaptured Pools	5.9% - 6.9% (6.4%)	N/A	12.3% - 22.2% (16.9%)	23 - 27 (25)	21 - 24 (23)
	5.9% - 12.5% (8.6%)	N/A	0.0% - 22.2% (13.3%)	5 - 27 (16)	19 - 31 (23)
Total/Weighted Average—Excess MSRs Directly Held	5.9% - 12.5% (8.8%)	N/A	0.0% - 39.1% (16.0%)	5 - 31 (19)	15 - 31 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	7.2% - 10.6% (8.4%)	1.0% - 2.8% (1.6%)	7.1% - 35.8% (14.3%)	15 - 25 (19)	18 - 19 (18)
Recaptured Pools	9.5% - 10.6% (9.9%)	0.6% - 1.4% (1.1%)	13.1% - 33.4% (17.9%)	22 - 28 (25)	21 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	8.4% - 10.2% (9.1%)	0.7% - 4.0% (1.3%)	13.7% - 29.3% (16.1%)	15 - 28 (22)	18 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	5.9% - 12.5% (8.9%)	N/A	0.0% - 39.1% (16.1%)	5 - 31 (20)	15 - 31 (21)

MSRs
Agency(H)
Mortgage Servicing Rights(I) (J)	8.1% - 22.4% (13.1%)	0.4% - 2.2% (1%)	3.4% - 34.7% (20.7%)	25 - 33 (28)	0 - 30 (22)
MSR Financing Receivables(I)	12.0% - 14.7% (13.9%)	0.6% - 1.1% (0.9%)	9.1% - 15.7% (13.1%)	25 - 29 (27)	0 - 30 (24)
	8.1% - 22.4% (13.2%)	0.4% - 2.2% (1.0%)	3.4% - 34.7% (19.8%)	25 - 33 (28)	0 - 30 (22)
Non-Agency
Mortgage Servicing Rights(I)	9.9% - 16.1% (14.2%)	0.6% - 10.6% (3.8%)	4.2% - 31.0% (22.5%)	25 - 89 (45)	0 - 30 (26)
MSR Financing Receivables(I)	8.2%	14.4%	9.1%	48	0 - 30 (25)
	8.2% - 16.1% (8.3%)	0.6% - 14.4% (14.2%)	4.2% - 31.0% (9.3%)	25 - 89 (48)	0 - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(I) (J)	9.1% - 25.0% (20.3%)	1.3% - 8.3% (6.3%)	15.6% - 35.0% (23.0%)	32 - 53 (44)	0 - 30 (27)

Total/Weighted Average—MSRs	8.1% - 25.0% (13.0%)	0.4% - 14.4% (4.5%)	3.4% - 35.0% (20.0%)	25 - 89 (34)	0 - 30 (23)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.
(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.2 - $8.3 ($7.0) per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.10 per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.80 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.
(H)Represents Fannie Mae and Freddie Mac MSRs.
(I)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(J)Includes valuation of the related Excess spread financing (Note 5).

With respect to valuing the Ocwen-serviced MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of June 30, 2020, a weighted average discount rate of 8.3% (range 8.0% - 8.5%) was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of June 30, 2020, a weighted average discount rate of 8.2% (range 7.8% - 13.5%) was used to value New Residential’s investments in MSRs and a weighted average discount rate of 9.5% (range 7.9% - 10.0%) was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2020	.8% - 1.5% (1.5%)	8.6% - 9.1% (9.1%)	7.4% - 9.0% (9.0%)	16.8 - 19.7 (19.7)	bps	5.3% - 5.8% (5.3%)	22.5 - 22.6 (22.5)

(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.7 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Real Estate and Other Securities Valuation

As of June 30, 2020, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$4,023,936	$4,161,318	$4,205,260	$—	$4,205,260	2
Non-Agency RMBS(C)	23,019,974	1,965,450	1,929,874	9,102	1,938,976	3
Total	$27,043,910	$6,126,768	$6,135,134	$9,102	$6,144,236

(A)New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 51.9% of New Residential’s Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$1,005,951	1.55% to 15.00% (4.63%)	1.5% to 25% (14.29%)	0.15% to 6% (0.48%)	20% to 80% (35.54%)

(a)Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.
(b)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.
(c)Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

(B)New Residential was unable to obtain quotations from more than one source on these securities.
(C)Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$1,075,996	4.5% - 6.0% (4.8%)	0.0% - 15.0% (5.9%)	1.6% - 7.1% (6.8%)	28.7% - 100.0% (32.6%)
Originated Loans	29,014	6.0%	15.0%	1.6%	100.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$1,105,010

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$750,332	4.1% - 10.0% (7.5%)	2.0% - 20.0% (5.2%)	2.4% - 20.0% (2.9%)	20.0% - 43.1% (40.5%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer Loans, Held-for-Investment, at Fair Value	$766,462	8.5% - 10.7% (8.5%)	17.7% - 29.3% (17.8%)	5.6% - 17.7% (5.7%)	83.4% - 90.2% (83.4%)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs (net)	$163,945	60% to 100% (81.14%)	0.58 to 237 (86.05)

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

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$258,806	4.0% - 5.3% (4.9%)	3.2% - 15.0% (7.2%)	0.0% - 3.3% (2.2%)	10.0% - 40.0% (29.8%)

Contingent Consideration Valuation

As additional consideration for the Guardian acquisition announced in August 2019, New Residential may make up to four cash earnout payments, calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to an aggregate maximum amount of $17.5 million (the “Guardian Earnout Payments”), which will be calculated following the end of each calendar year with the final payment being calculated as of the fourth anniversary date of the Guardian closing. On April 10, 2020, New Residential made its first Guardian Earnout Payment of $1.9 million. As described above, in accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 11% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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
June 30, 2020
(dollars in tables in thousands, except share data)

residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, New Residential applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

At June 30, 2020, assets measured at fair value on a nonrecurring basis were $729.5 million. The $729.5 million of assets include approximately $687.1 million of residential mortgage loans held-for-sale and $42.4 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2020:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing Loans	$190,427	4.5% - 9.5% (5.6%)	2.7 - 5.0 (4.1)	4.3% - 15.0% (7.5%)	1.6% - 16.2% (7.8%)	0.0% - 100.0% (36.9%)
Non-Performing Loans	496,680	4.5% - 7.9% (7.3%)	2.6 - 4.4 (3.3)	2.0% - 7.0% (2.1%)	2.9% - 6.6% (3.0%)	0.0% - 30.0% (29.4%)
Total/Weighted Average	$687,107	6.8%	3.8	3.6%	4.3%	31.5%
(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.
(C)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 16%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2020 consisted of a valuation allowance of $92.7 million for residential mortgage loans and $1.4 million increased allowance for REO.

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

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of June 30, 2020. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $328.4 million and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

$306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

Shelter Joint Ventures

A wholly owned subsidiary of NewRez, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail originations. Shelter operates its business through a series of joint ventures (“Shelter JVs”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

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
NewRez was deemed to be the primary beneficiary of the SAFT 2013-1 securitization entity as a result of its ability to direct activities that most significantly impact the economic performance of the entity in its role as servicer and its ownership of subordinated retained interests. The following table is comprised of bonds retained pursuant to required risk retention regulations that are recognized as true sales under GAAP including SAFT 2013-1:

	Six Months Ended June 30,
	2020	2019
Residential mortgage loan UPB	$14,779,498	$9,881,506
Weighted average delinquency(A)	3.15%	1.95%
Net credit losses	$28,874	$6,687
Face amount of debt held by third parties(B)	$12,817,104	$8,896,238

Carrying value of bonds retained by New Residential(C) (D)	$1,692,841	$1,154,989
Cash flows received by New Residential on these bonds	$151,852	$126,787

(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by New Residential.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of June 30, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s consolidated balance sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
June 30, 2020
Assets
Servicer advance investments, at fair value	$544,204	$—	$—	$—	$544,204
Residential mortgage loans, held-for-investment, at fair value	—	—	417,560	—	417,560
Consumer loans, held-for-investment, at fair value	—	—	—	761,525	761,525
Cash and cash equivalents	36,878	28,783	—	—	65,661
Restricted cash	5,331	—	—	8,565	13,896
Other assets	6	8,501	350	10,809	19,666
Total Assets	$586,419	$37,284	$417,910	$780,899	$1,822,512
Liabilities
Notes and bonds payable(A)	$433,635	$—	$258,807	$720,690	$1,413,132
Accrued expenses and other liabilities	2,104	6,229	—	4,008	12,341
Total Liabilities	$435,739	$6,229	$258,807	$724,698	$1,425,473
December 31, 2019
Assets
Servicer advance investments, at fair value	$565,271	$—	$—	$—	$565,271
Residential mortgage loans, held-for-investment, at fair value	—	—	913,030	—	913,030
Consumer loans, held-for-investment	—	—	—	818,943	818,943
Cash and cash equivalents	30,065	23,802	—	—	53,867
Restricted cash	5,350	—	—	9,073	14,423
Other assets	2,414	3,556	—	12,409	18,379
Total Assets	$603,100	$27,358	$913,030	$840,425	$2,383,913
Liabilities
Notes and bonds payable(A)	$433,300	$—	$659,738	$820,658	$1,913,696
Accrued expenses and other liabilities	1,593	4,187	10,132	4,126	20,038
Total Liabilities	$434,893	$4,187	$669,870	$824,784	$1,933,734

(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

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

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	June 30, 2020			December 31, 2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$150,680	$31,055	$87,343	$168,207	$23,171	$46,510
Others’ ownership interest	26.8%	48.9%	46.5%	26.8%	49.0%	46.5%
Others’ interest in equity of consolidated subsidiary	$40,333	$15,186	$41,162	$45,025	$11,354	$22,171

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Three Months Ended June 30,
	2020			2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$32,092	$9,037	$55,119	$1,235	$3,182	$10,859
Others’ ownership interest as a percent of total	26.8%	48.9%	46.5%	26.8%	49.0%	46.5%
Others’ interest in net income of consolidated subsidiaries	$8,591	$4,419	$25,630	$331	$1,543	$5,049

(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the three months ended June 30, 2020 and 2019, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

	Six Months Ended June 30,
	2020			2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$(9,923)	$11,660	$41,789	$10,390	$3,980	$26,900
Others’ ownership interest as a percent of total	26.8%	48.9%	46.5%	26.8%	49.0%	46.5%
Others’ interest in net income of consolidated subsidiaries	$(2,656)	$5,702	$19,432	$2,782	$1,950	$12,509

(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the six months ended June 30, 2020 and 2019, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”). On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million.

The following table summarizes the Company’s ATM Program activity:

Quarter Ended	Number of Common shares	Average price per share	Gross Proceeds	Fees	Net Proceeds
March 31, 2020(A)	97,394	$17.06	$1,662	$12	$1,650
June 30, 2020	—	$—	$—	$—	$—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

(A)In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.01 million shares of New Residential’s common stock at the offering price, which had fair value of approximately $0.2 million as of the grant date.

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

The table below summarizes Preferred Shares:

					Dividends Declared per Share
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% Issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47	$0.94
Preferred Series B, 7.125% Issued August 2019	11,300	282,500	3.15%	273,418	$0.45	$0.89
Preferred Series C, 6.375% Issued February 2020	16,100	402,500	3.15%	389,548	$0.40	$0.80
Total	33,610	$840,250		$812,992

On June 22, 2020, New Residential’s board of directors declared second quarter 2020 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 of Preferred Series C or $2.9 million, $5.1 million, and $6.4 million respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 31, 2020	April 2020	$0.05	$20.8
June 22, 2020	July 2020	$0.10	$—

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at June 30, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

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

Common Stock Purchase Warrants

As discussed in Note 11, Debt Obligations, on May 19, 2020 and May 27, 2020 (collectively, the “Issuance Date”), in conjunction with the 2020 Term Loan, the Company issued the 2020 Warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices: approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

The Company recorded the value of the 2020 Term Loan and 2020 Warrants on a relative fair value basis. The 2020 Warrants were valued using a Black-Scholes option valuation model that resulted in a fair value of approximately $53.5 million on the Issuance Date and is not subject to subsequent remeasurement. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $6.11 and $7.94, a term of 3.0 years, a risk-free interest rate of 0.24%, and volatility of 35%. The 2020 Warrants met the definition of derivatives under the guidance in ASC Topic 815, Derivatives and Hedging; however, because these instruments are determined to be indexed to the Company’s own stock and met the criteria for equity classification under ASC Topic 815, the 2020 Warrants are accounted for as an equity transaction and recorded in Additional paid-in-capital. The 2020 Warrants have a dilutive effect on net income per share to the extent that the market value per share of the Company’s common stock at the time of exercise exceeds the strike price of the 2020 Warrants.

The table below summarizes the 2020 Warrants at June 30, 2020:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
December 31, 2019 outstanding warrants	—	$—
Granted	43.4	6.91
Exercised	—	—
Expired	—	—
June 30, 2020 outstanding warrants	43.4	$6.91

Option Plan

As of June 30, 2020, New Residential’s outstanding options were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of June 30, 2020. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2020 was $7.43 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2020	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2020 (millions)
Directors	Various	7,000	7,000	$13.57	$—
Manager(C)	2017	1,130,916	1,130,916	13.95	—
Manager(C)	2018	5,320,000	4,156,548	16.66	—
Manager(C)	2019	6,351,000	3,057,700	16.15	—
Manager(C)	2020	1,619,739	215,965	17.41	—
Outstanding		14,428,655	8,568,129

(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$13.95	1,130,916
2018	$16.54 to $18.01	1,159,833
2019	$15.13 to $16.67	1,270,200
Total		3,560,949

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2019 outstanding options	12,808,916
Options granted	1,619,739	$17.41
Options exercised	—	—
Options expired unexercised	—	—
June 30, 2020 outstanding options	14,428,655	See table above

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$44,129	$(25,020)	$(1,563,126)	$130,892
Noncontrolling interests in income of consolidated subsidiaries	38,640	6,923	22,478	17,241
Dividends on preferred stock	14,357	—	25,579	—
Net income (loss) attributable to common stockholders	$(8,868)	$(31,943)	$(1,611,183)	$113,651

Basic weighted average shares of common stock outstanding	415,661,782	415,463,757	415,625,468	401,946,938
Dilutive effect of stock options(A)	—	—	—	292,500
Dilutive effect of common stock purchase warrants(A)	—	—	—	—
Diluted weighted average shares of common stock outstanding	415,661,782	415,463,757	415,625,468	402,239,438

Basic earnings per share attributable to common stockholders	$(0.02)	$(0.08)	$(3.88)	$0.28
Diluted earnings per share attributable to common stockholders	$(0.02)	$(0.08)	$(3.88)	$0.28

(A)Stock options and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented.

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	—	201,703	—	—
Common stock purchase warrants	641,708	—	3,419,938	—

Noncontrolling Interests

Noncontrolling interests is composed of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), Shelter JVs (Note 8) and Consumer Loans (Note 9).

15. COMMITMENTS AND CONTINGENCIES

Litigation — New Residential is or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. New Residential is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

New Residential is, from time to time, subject to inquiries by government entities. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

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

Capital Commitments — As of June 30, 2020, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 19 for additional capital commitments entered into subsequent to June 30, 2020, if any):

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

In addition, as the issuer of Ginnie Mae guaranteed securitizations, NewRez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally exercises its option to repurchase loans that will result in an economic benefit. As of June 30, 2020, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $11.6 million and $1.1 billion, respectively. See Notes 5 and 8 for information on NewRez’s right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination, respectively.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $266.0 million of unfunded and available revolving credit privileges as of June 30, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Future commitments under non-cancelable leases are approximately $37.3 million.

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At June 30, 2020, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 11.

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
June 30, 2020
(dollars in tables in thousands, except share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

In March 2020, the Company and certain of its subsidiaries sold (collectively, the “Sale”) through a broker-dealer to six purchasers (collectively, “the Purchasers”) of a portfolio consisting of non-agency residential mortgage-backed securities with an aggregate face value of approximately $6.1 billion (the “Securities”). The Sale generated proceeds of approximately $3.3 billion in the aggregate, excluding any unpaid but accrued interest. The Purchasers included an entity affiliated with funds managed by an affiliate of the Manager (the “Fortress Purchaser”), which purchased approximately $1.85 billion of Securities in aggregate face value for approximately $1.0 billion. In connection with the sale of the Securities to the Fortress Purchaser, the Company agreed to exercise certain rights, including call rights, that the Company holds under the securitization transactions with respect to the Securities sold to the Fortress Purchaser solely upon written direction by the Fortress Purchaser. Such rights include the rights, if any, to (i) amend and/or terminate the transactions contemplated by certain related residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements, (ii) acquire certain of the related residential mortgage loans, real estate owned and certain other assets in the trust subject to such residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements in connection with such amendment or termination against delivery of the applicable termination payment, and (iii) if applicable, direct certain related servicers, holders of subordinate securities and/or other applicable parties, to exercise the rights in (i) and (ii). Pursuant to such agreement, the Company and the Fortress Purchaser would share equally in any profits or losses arising from the exercise of any such rights, other than if the Company elects not to participate in the related transaction, in which case the Fortress Purchaser would realize all of the profits and bear all of the losses with respect thereto.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. See Notes 11 and 14 to our Condensed Consolidated Financial Statements for further details.

Due to affiliates is composed of the following amounts:

	June 30, 2020	December 31, 2019
Management fees	$14,991	$7,076
Incentive compensation	—	91,892
Expense reimbursements and other	1,903	4,914
Total	$16,894	$103,882

Affiliate expenses and fees were composed of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$22,479	$19,623	$44,200	$37,583
Incentive compensation	—	—	—	12,958
Expense reimbursements(A)	125	125	250	250
Total	$22,604	$19,748	$44,450	$50,791

(A)Included in General and Administrative Expenses in the Condensed Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

17. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2020	2019	2020	2019
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(6,669)	$(41,023)	$(761,209)	$(106,219)
Reclassification of net realized (gain) loss on securities into earnings	Provision (reversal) for credit losses on securities	(25,134)	8,859	19,015	16,375
Total reclassifications		$(31,803)	$(32,164)	$(742,194)	$(89,844)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

18. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current:
Federal	$(7,877)	$—	$(7,877)	$(413)
State and Local	9	22	58	101
Total Current Income Tax Expense (Benefit)	(7,868)	22	(7,819)	(312)
Deferred:
Federal	20,304	(16,999)	(107,221)	20,147
State and Local	4,973	(4,600)	(34,419)	4,585
Total Deferred Income Tax Expense (Benefit)	25,277	(21,599)	(141,640)	24,732
Total Income Tax (Benefit) Expense	$17,409	$(21,577)	$(149,459)	$24,420

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

New Residential has recorded a net deferred tax asset of approximately $148.7 million as of June 30, 2020, primarily related to unrealized losses and net operating loss carry forwards.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides economic relief to eligible businesses and individuals impacted by the COVID-19 pandemic and includes numerous tax provisions, such as the ability to carryback net operating losses to prior tax years. Pursuant to this new legislation, the Company filed a claim to carryback $23 million of net operating losses, resulting in a net tax benefit of $3 million. The Company is continuing to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2020
(dollars in tables in thousands, except share data)

19. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2020 through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

As of June 30, 2020, we had $24 billion in total assets and 4,595 employees within our operating entities.

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

MARKET CONSIDERATIONS

Beginning in the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets experienced significant volatility as a result of the ongoing COVID-19 pandemic. While volatility generally subsided in May and June of 2020, it may return and continue throughout 2020 due to the uncertainty relating to the duration and ongoing impact of the pandemic, including efforts to “reopen” the U.S. economy. The significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates, higher unemployment levels, unprecedented illiquidity in repurchase agreement financing, and declines in the fair value of many of our investments. These conditions continue to put pressure on the mortgage REIT industry, including financing operations, asset pricing and liquidity demands.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for mortgage, housing and credit assets in the marketplace, the ability of borrowers of loans that underlie our investments to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions, the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

Global and U.S. equity markets experienced the steepest decline since the 2008 recession during the first quarter of 2020, driven by the response to the COVID-19 pandemic. As a result of stay-at-home or shelter-in-place orders issued by state and local governments throughout the country, many businesses switched to remote work or canceled or reduced operations. Consumers responded by reducing or redirecting their spending. As summarized in the table below, the latest U.S. economic data shows that the U.S. economy contracted with U.S. gross domestic product (“GDP”) decreasing during the first quarter of 2020.

	Three Months Ended
	March 31, 2020	December 31, 2019
	(Percent change from the preceding quarter)
Real GDP	(5.0)%	2.1%

The U.S. labor market remained strong through February before declining as many businesses began responding to the stay-at-home orders by laying off employees. As summarized in the table below, according to the U.S. Department of Labor, the U.S. unemployment rate increased during the first half of 2020.

	June 30, 2020	March 31, 2020	December 31, 2019
Unemployment rate	11.10%	4.40%	3.50%

The residential real estate market displayed signals of modest growth into the first quarter of 2020. We believe the housing market will remain favorable through 2020 and 2021. According to the June 2020 Freddie Mac Economic and Housing Market Outlook, total originations are forecasted to be $2,916 billion and $2,524 billion, respectively. The 2020 refinance market is forecasted to be $1,872 billion, or 64% of total forecasted originations, with a shift to the purchase market forecast for 2021, reducing the refinance market to $1,279 billion, or 51%. As summarized in the table below, the latest data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller Home Price Indices showed home price increases in 2020.

	March 31, 2020	December 31, 2019
	(Percent change from the preceding month)
Change in annual home price	3.50%	2.50%

As summarized in the table below, the 10-year Treasury rate and the 30-year fixed mortgage rates decreased during the first half of 2020.

	June 30, 2020	March 31, 2020	December 31, 2019
10-year U.S. Treasury rate	0.66%	0.70%	1.92%
30-year fixed mortgage rate	3.16%	3.45%	3.72%

During the first half of 2020, the Federal Reserve took a number of actions to stabilize markets and mitigate the negative impact of the COVID-19 pandemic. On March 15, 2020, the Federal Reserve announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency RMBS markets. Specifically, the Federal Reserve announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency RMBS. The Federal Reserve also lowered the federal funds rate by 100 basis points to a range of 0.0% - 0.25%, after having already lowered the federal funds rate by 50 basis points on March 3, 2020. The markets for U.S. Treasuries, mortgage-backed securities and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis. Many of these markets experienced severe dislocations during the second half of March, which resulted in forced selling of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on March 23, 2020, the Federal Reserve announced a program to acquire U.S. Treasuries and Agency RMBS in the amounts needed to support a smooth functioning market. Since then, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the CARES Act. The FHFA announced in April 2020 that the GSEs would limit mortgage servicers’ servicer advance obligations on GSE loans in forbearance to a period of four months, in addition to other policies announced by FHFA and HUD designed to mitigate liquidity risk for mortgage servicers and provide temporary relief and protections for homeowners facing financial hardship due to the COVID-19 pandemic. In addition, governors of several states have issued executive orders, and certain state legislatures have enacted laws, prohibiting evictions and foreclosures for specified periods of time. Many courts have enacted emergency rules delaying hearings related to evictions or foreclosures. The scope and nature of the actions the Federal Reserve and other governmental authorities will ultimately undertake are unknown due to, among other factors, the COVID-19 pandemic and the upcoming presidential and Congressional elections in the United States. There can be no assurance as to how, in the long term, these and other actions, as well as the negative impacts from the ongoing COVID-19 pandemic, will affect the efficiency, liquidity and stability of the financial, credit and mortgage markets, and thus, our business.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

SERVICING

The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request additional forbearance period of up to 180 days. During any period of forbearance granted pursuant to the CARES Act, servicers are also required to provide other relief to borrowers, including, but not limited to, suspending late fees and ceasing foreclosure and eviction activity.

Generally, borrowers will be required to repay their forborne mortgage payments after the forbearance period ends, unless an alternate loss mitigation solution is reached, which may include extensions of forbearance, repayment plans, payment deferrals, and loan modifications, depending on the borrower’s situation, account status, and applicable investor guidelines.

Loan forbearances may continue to rise in the near term in response to the increasing unemployment rate. Additionally, the continued economic downturn may result in many borrowers in forbearance not returning to their jobs and becoming delinquent at the end of their forbearance periods. Given the unprecedented circumstances caused by the COVID-19 pandemic, it is difficult to predict the severity and timing of this potential increase in forbearances and delinquencies.

An increase in loans in forbearance or an increase in delinquencies may temporarily reduce our servicing revenue or may delay the timing of revenue recognition. We earn fees for servicing and subservicing mortgage loans underlying our investments in MSRs. We collect servicing and subservicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. In addition to servicing and subservicing fees, we also earn late fees, prepayment penalties, float earnings and other ancillary fees. These revenues are reported as Servicing revenue, net in our Condensed Consolidated Statements of Income. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise. In accordance with the GSE and Ginnie Mae guides, we do not collect any servicing fees on delinquent loans underlying our GSE and Ginnie Mae MSR portfolio. In addition, for certain GSE loans, we may not recognize any servicing fees during the forbearance periods. Conditions will also affect ancillary income timing and may reduce such income. While higher delinquencies tend to increase the assessment of some ancillary income, such as late fees, we do not assess late fees on loans in forbearance. The deferral of servicing fee collections due to forbearances is not expected to significantly impact our total cumulative revenue over the life of the loan but will reduce near term revenue and cash flow.

An increase in loans in forbearance or an increase in delinquencies would increase our cost to service and operating expenses. Loans in default typically require more intensive effort by the servicer or subservicer to bring the loan current or manage the foreclosure process. As forbearance periods end, additional efforts will be required to administer repayment plans, loan modifications, extensions of forbearance, payment deferrals, or other loss mitigation solutions. Upon the successful completion of the forbearance period for a GSE loan where the borrower is brought current through a payment deferral, repayment plan, or flex modification, our subservicers will earn an incentive fee from the GSEs as compensation for the additional cost to service.

An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense.

CAPITAL ACTIVITIES

We have sought to increase our liquidity and stabilize financing sources, both to strengthen our balance sheet and take advantage of opportunities when market conditions stabilize. Prior to the recent turmoil in the financial markets, we financed the majority of our investments with repurchase agreements and other short-term financing arrangements that contained daily mark-to-market provisions. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in repurchase agreement financing, we procured and continue to procure financing, such as securitizations and term financings, that provide less or no exposure to fluctuations in the daily collateral repricing determinations. While the cost of funds for such financings may be greater relative to repurchase agreement funding, we believe, given current market conditions, financing with non-daily mark-to-market provisions may allow us to better manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. We will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, there can be no assurance that we will be able to access any such financing or to successfully negotiate the size, timing or terms thereof.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million. See Note 11 to our Condensed Consolidated Financial Statements for further details.

PROPOSED CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, and evaluating the related risks and our exposure.

OUR PORTFOLIO

Our portfolio, as of June 30, 2020, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2020
Investments	$1,750,568	$—	$6,039,020	$—	$7,789,588	$6,144,236	$2,614,314	$766,462	$—	$17,314,600
Cash and cash equivalents	159,242	83,066	362,659	—	604,967	111,571	19,210	7,477	269,983	1,013,208
Restricted cash	3,224	5,209	87,199	—	95,632	11,259	—	32,041	—	138,932
Other assets	231,088	197,243	3,166,414	—	3,594,745	217,354	1,356,432	60,095	27,315	5,255,941
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$2,155,958	$298,058	$9,660,384	$—	$12,114,400	$6,484,420	$3,989,956	$866,075	$297,298	$23,752,149
Debt	$1,607,829	$6,669	$6,383,566	$—	$7,998,064	$5,314,581	$2,015,476	$722,839	$533,383	$16,584,343
Other liabilities	201,530	55,774	209,335	—	466,639	119,506	1,119,831	3,916	68,942	1,778,834
Total liabilities	1,809,359	62,443	6,592,901	—	8,464,703	5,434,087	3,135,307	726,755	602,325	18,363,177
Total equity	346,599	235,615	3,067,483	—	3,649,697	1,050,333	854,649	139,320	(305,027)	5,388,972
Noncontrolling interests in equity of consolidated subsidiaries	15,186	—	40,333	—	55,519	—	—	41,162	—	96,681
Total New Residential stockholders’ equity	$331,413	$235,615	$3,027,150	$—	$3,594,178	$1,050,333	$854,649	$98,158	$(305,027)	$5,292,291
Investments in equity method investees	$—	$—	$147,017	$—	$147,017	$—	$—	$—	$—	$147,017

Operating Investments

Origination

For the six months ended June 30, 2020, NewRez’s loan origination volume was $19.7 billion, up from $6.0 billion in the year prior. During the six months ended June 30, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s origination platform, and increased market share helped drive growth across all channels. Gain on sale margins in the three- and six-month periods ended June 30, 2020, were 2.87% and 1.98% as compared to 1.56% and 1.73% in 2019. In response to market disruption caused by the COVID-19 pandemic, and consistent with our actions to de-risk our balance sheet and preserve liquidity, in March 2020, NewRez shifted its focus to higher quality GSE and government loans, ceased non-qualified mortgage loan (“Non-QM”) production due to securitization market illiquidity, and paused wholesale and correspondent channel originations to reduce our pipeline and minimize hedge and margin risk. We re-entered the wholesale and correspondent channels in May 2020. While we expect gain on sale margins to revert to historical levels over time, we believe demand will continue to exceed supply for the balance of 2020, resulting in favorable market conditions for the rest of the year.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“E Street”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to NewRez.

On July 13, 2020, NewRez announced a strategic relationship with Salesforce, a global leader in Customer Relationship Management (CRM), focused on creating a more integrated experience for customers across our origination and servicing operations. NewRez will also serve as an industry design advisor to Salesforce for its mortgage solutions platform.

The charts below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Six Months Ended
	June 30, 2020	June 30, 2019	Change
Production by Channel (in millions)
Retail / Shelter	$1,597	$906	$691
Direct to Consumer / Retention	5,162	1,343	3,819
Wholesale	2,916	1,885	1,031
Correspondent	10,009	1,889	8,120
Total Production by Channel	$19,684	$6,023	$13,661

Production by Product (in millions)
Agency	$11,901	$2,942	$8,959
Government	7,133	2,176	4,957
Non-QM	365	638	(273)
Non-Agency	248	223	25
Other	37	44	(7)
Total Production by Product	$19,684	$6,023	$13,661

% Purchase	27%	58%	(31)%
% Refinance	73%	42%	31%

	June 30, 2020	June 30, 2019	Change
Origination Revenue (in thousands)
Gain on loans originated and sold(A)	$264,231	$25,118	$239,113
Gain (loss) on settlement of mortgage loan derivative instruments(B)	(221,881)	(29,278)	(192,603)
MSRs retained on transfer of loans(C)	256,058	91,289	164,769
Other(D)	16,026	7,721	8,305
Realized gain on sale of originated mortgage loans, net	$314,434	$94,850	$219,584

Change in fair value of loans	$33,510	$24,153	$9,357
Change in fair value of interest rate lock commitments	124,057	10,909	113,148
Change in fair value of derivative instruments	(31,849)	(5,157)	(26,692)
Unrealized origination revenue	$125,718	$29,905	$95,813

Gain on originated mortgage loans, held-for-sale, net(E) (F)	$440,152	$124,755	$315,397
Pull through adjusted lock volume	$22,202,594	$7,195,314	$15,007,280

Revenue as a percentage of pull through adjusted lock volume	1.98%	1.73%	0.25%

(A)Includes loan origination fees of $386.8 million and $85.9 million for the six months ended June 30, 2020 and 2019, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process, and the provision for repurchase reserves, net of release.
(E)Excludes $49.6 million and $43.4 million of gain on originated mortgage loans, held-for-sale, net for the six months ended June 30, 2020 and 2019, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Condensed Consolidated Financial Statements).
(F)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on originated mortgage loans, held-for-sale, net, increased for the six months ended June 30, 2020 compared to the same period in 2019 primarily driven by the higher volume from all our Channels.

Servicing

Our servicing business operates through a performing loan servicing division, NewRez Servicing and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing services performing Agency and government-insured loans. SMS services delinquent Agency loans and Non-Agency loans on behalf of the owners of the underlying mortgage loans.

We completed more than 187,000 forbearances in the first half of 2020, 99% of which were CARES Act or COVID-19 related programs. SMS is generally entitled to receive incentive fees, including fees paid in connection with the completion of a repayment plan or payment deferral plan. Incentives are expected to range from $500 to a maximum of $1,000 per loan, subject to certain conditions, based upon the final form of the forbearance resolution.

During the six months ended June 30, 2020, we boarded approximately 610,000 loans, completing the remaining Ditech acquisition transfers. Prior to March 2020, our cost to service continues to decline as we achieve the benefits of scale and create efficiencies. Annualized direct cost to service per loan has declined 37% to $136 per loan in the first half of 2020 from $195 per loan in the prior year. Our cost to service has increased since March 2020 in connection with supporting performing homeowners navigate forbearance programs and a rise in delinquencies. Higher costs are expected to be offset by incentive and performance fees in the future as delinquencies are resolved. Direct cost to service is comprised of costs associated with administering loans and does not include corporate overhead allocations.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries as of June 30, 2020 and 2019.

	Unpaid Principal Balance
	June 30, 2020	June 30, 2019	Change
Performing Servicing (in millions)
MSR Assets	$173,619	$100,912	$72,707
Acquired Residential Whole Loans	$1,965	$1,239	$726
Total Performing Servicing	$175,584	$102,151	$73,433

Special Servicing (in millions)
MSR Assets	$12,127	$2,074	$10,053
Acquired Residential Whole Loans	$7,185	$4,559	$2,626
Third Party	$82,688	$50,442	$32,246
Total Special Servicing	$102,000	$57,075	$44,925
Total Servicing Portfolio	$277,584	$159,226	$118,358
Agency Servicing (in millions)
MSR Assets	$128,714	$75,331	$53,383
Acquired Residential Whole Loans	$—	$—	$—
Third Party	$20,069	$3,837	$16,232
Total Agency Servicing	$148,783	$79,168	$69,615

Government Servicing (in millions)
MSR Assets	$56,585	$27,054	$29,531
Acquired Residential Whole Loans	$—	$—	$—
Third Party	$1,569	$1,980	$(411)
Total Government Servicing	$58,154	$29,034	$29,120

Non-Agency (Private Label) Servicing (in millions)
MSR Assets	$447	$601	$(154)
Acquired Residential Whole Loans	$9,150	$5,798	$3,352
Third Party	$61,050	$44,625	$16,425
Total Non-Agency (Private Label) Servicing	$70,647	$51,024	$19,623
Total Servicing Portfolio	$277,584	$159,226	$118,358

	Six Months Ended
	June 30, 2020	June 30, 2019	Change
Base Servicing Fees (in thousands):
MSR Assets	$68,671	$20,532	$48,139
Acquired Residential Whole Loans	6,209	3,211	2,998
Third Party	59,610	34,646	24,964
Total Base Servicing Fees	$134,490	$58,389	$76,101

Other Fees (in thousands):
Incentive fees	$16,193	$16,985	$(792)
Ancillary fees	20,153	13,774	6,379
Boarding fees	6,078	2,463	3,615
Other fees	6,713	472	6,241
Total Other Fees(A)	$49,137	$33,694	$15,443

Total Servicing Fees	$183,627	$92,083	$91,544
(A)Includes other fees earned from third parties of $34.6 million and $30.1 million for the six months ended June 30, 2020 and 2019, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of June 30, 2020, we had $5.0 billion carrying value of MSRs and MSR financing receivables.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and public capital market notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes of a specified margin over LIBOR. The public notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables.

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of June 30, 2020, these subservicers include PHH, LoanCare, Mr. Cooper, and Flagstar, which subservice 22.2%, 20.8%, 17.7%, and 0.8% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 38.5% of the underlying UPB of the related mortgages is subserviced by NewRez (Note 1 to our Condensed Consolidated Financial Statements). We have entered into agreements with certain subservicers pursuant to which we are entitled to receive the MSR on any refinancing by the subservicer or by NewRez of a loan in the related original portfolio.

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

We finance our investments in servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR. See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our servicer advances.

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

The table below summarizes our investments in MSRs and MSR financing receivables as of June 30, 2020.

	Current UPB (millions)	Weighted Average MSR (bps)		Carrying Value (millions)
MSRs
GSE	$315,552.9	28	bps	$2,927.1
Non-Agency	6,065.8	45		18.4
Ginnie Mae	57,779.1	44		605.7
MSR Financing Receivables
GSE	43,073.3	27		382.1
Non-Agency	71,380.2	48		1,087.8
Total	$493,851.3	33	bps	$5,021.1

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and MSR financing receivables as of June 30, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$2,927,046	$315,552,886	2,019,853	746	4.2%	267	69	3.2%	23.9%	23.7%	0.1%	12.6%
Non-Agency	18,400	6,065,805	130,637	668	7.1%	306	165	3.7%	28.4%	26.6%	2.3%	3.4%
Ginnie Mae	605,713	57,779,101	290,806	686	3.9%	322	34	2.8%	21.2%	21.0%	0.2%	22.3%
MSR Financing Receivables
GSE	382,078	43,073,285	192,591	746	4.3%	291	37	1.0%	40.8%	40.7%	0.1%	5.6%
Non-Agency	1,087,849	71,380,202	525,460	643	4.3%	304	173	14.5%	9.1%	7.0%	2.3%	3.5%
Total	$5,021,086	$493,851,279	3,159,347	723	4.2%	281	78	4.6%	23.0%	22.5%	0.5%	11.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.9%	1.7%	3.1%	0.4%	—%	0.3%
Non-Agency	3.6%	2.1%	14.0%	3.7%	0.6%	2.9%
Ginnie Mae	4.2%	3.2%	6.1%	1.1%	0.1%	1.0%
MSR Financing Receivables
GSE	1.8%	2.2%	3.6%	—%	—%	0.1%
Non-Agency	6.0%	2.2%	2.5%	7.9%	1.4%	2.7%
Total	2.8%	2.0%	3.6%	1.5%	0.2%	0.7%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.

(C)Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of June 30, 2020.

Summary of Direct Excess MSR Investments as of June 30, 2020

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$39.8	29	bps	21	bps	32.5% - 66.7%	$186.9
Non-Agency(B)	41.8	35		15		33.3% - 100.0%	$159.5
Total/Weighted Average	$81.6	32	bps	18	bps		$346.4

(A)The MSR is a weighted average as of June 30, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $28.8 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of June 30, 2020

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$31.9	33	bps	22	bps	50.0%	66.7%	33.3%	$200.7

(A)The MSR is a weighted average as of June 30, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of June 30, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$133,517	$28,268,374	211,521	724	4.6%	238	123	1.7%	16.1%	15.7%	0.5%	14.8%
Recaptured Loans	53,411	11,565,289	70,561	725	4.3%	272	47	0.1%	16.7%	16.6%	0.2%	36.4%
	$186,928	$39,833,663	282,082	725	4.5%	249	99	1.2%	16.3%	15.9%	0.4%	21.7%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$135,615	$37,960,130	217,004	671	4.6%	274	171	9.4%	11.8%	10.3%	1.7%	10.0%
Recaptured Loans	23,907	3,872,832	17,961	737	4.2%	280	32	0.1%	23.4%	23.5%	—%	36.0%
	$159,522	$41,832,962	234,965	676	4.5%	274	159	8.0%	12.7%	11.4%	1.6%	14.4%
Total/Weighted Average(H)	$346,450	$81,666,625	517,047	699	4.5%	262	131	4.4%	14.4%	13.5%	1.0%	18.4%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	3.5%	3.8%	1.3%	0.5%	0.2%	0.1%
Recaptured Loans	3.1%	3.7%	0.8%	0.2%	—%	—%
	3.4%	3.8%	1.2%	0.4%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	11.6%	9.7%	5.3%	5.2%	0.8%	1.7%
Recaptured Loans	2.7%	3.0%	0.5%	0.1%	—%	—%
	10.8%	9.1%	4.9%	4.7%	0.7%	1.5%
Total/Weighted Average(H)	7.3%	6.6%	3.1%	2.7%	0.4%	0.8%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three-Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three-Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three-Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Condensed Consolidated Financial Statements) on $28.8 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2020 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$112,739	$18,582,487	33.3%	188,755	705	5.2%	229	143	1.4%	15.3%	14.2%	1.3%	18.3%
Recaptured Loans	87,911	13,341,450	33.3%	96,872	710	4.3%	266	54	0.1%	15.9%	15.7%	0.4%	41.0%
Total/Weighted Average(G)	$200,650	$31,923,937		285,627	707	4.8%	245	106	1.4%	15.6%	14.8%	0.9%	28.3%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	4.2%	3.7%	1.5%	0.7%	0.2%	0.2%
Recaptured Loans	3.5%	3.4%	0.9%	0.2%	—%	0.1%
Total/Weighted Average(G)	3.9%	3.6%	1.2%	0.5%	0.2%	0.1%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three-Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three-Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three-Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2020
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Mr. Cooper and SLS serviced pools	$537,388	$559,011	$28,834,119	$467,339	1.6%

(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the six months ended, June 30, 2020 (dollars in thousands):

			Six Months Ended June 30, 2020		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.3%	6.3	$(2,712)	$442,002	88.9%	87.9%	2.9%	2.9%

(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

June 30, 2020
Principal and interest advances	$113,039
Escrow advances (taxes and insurance advances)	167,167
Foreclosure advances	187,133
Total	$467,339

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

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2020 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$4,023,936	$4,161,318	100.0%	$43,942	$—	$4,205,260	33	6.0	0.3%	$3,897,468

(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of June 30, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	1.86%
Weighted Average Funding Cost	0.25%
Net Interest Spread	1.61%

(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $4.1 billion and $15.9 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

Since mid-March 2020, markets for mortgage-backed securities and other credit-related assets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which has had a material impact on our investment portfolio. A significant portion of our Non-Agency RMBS portfolio was financed with repurchase agreements. Fluctuations in the value of our portfolio of Non-Agency RMBS, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our Non-Agency RMBS portfolio in March 2020, for which we recorded significant realized losses. Refer to Note 16 for details regarding Non-Agency RMBS sales with affiliates.

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2020 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$23,019,974	$1,965,450	$85,061	$(111,535)	$1,938,976	$1,332,178

(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2020 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	D	103	$192,563	$63,649	3.3%	$63,150	0.1%	0.9%	6.2	5.5%
2006	N/A	15	91,603	—	—%	—	—%	—%	—	0.1%
2007	BBB	21	404,416	159,631	8.2%	164,546	—%	0.4%	2.5	0.6%
2008 and later	B-	467	22,304,712	1,720,749	88.5%	1,689,961	14.6%	—%	8.4	3.2%
Total/Weighted Average	B	606	$22,993,294	$1,944,029	100.0%	$1,917,657	12.7%	0.1%	7.8	3.1%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	17.6	0.05	6.8%	12.1%	17.7%
2006	13.8	0.08	10.7%	—%	101.1%
2007	13.1	0.47	12.4%	1.4%	15.0%
2008 and later	13.2	0.82	10.2%	3.5%	0.1%
Total/Weighted Average	13.3	0.77	10.3%	3.6%	1.9%

(A)Excludes $16.4 million face amount of bonds backed by consumer loans and $10.3 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 374 bonds with a carrying value of $992.0 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2020.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2020.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $26.8 million and $4.3 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $253.0 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of June 30, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	5.37%
Weighted Average Funding Cost	4.28%
Net Interest Spread	1.09%

(A)The Non-Agency RMBS portfolio consists of 51.0% floating rate securities and 49.0% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2020 and December 31, 2019, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.9 billion and $8.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $77.0 billion.

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

As of June 30, 2020, we had approximately $4.6 billion outstanding face amount of residential mortgage loans. These investments were financed with repurchase agreements with an aggregate face amount of approximately $3.3 billion and notes and bonds payable with an aggregate face amount of approximately $0.3 billion. We acquired these loans through open market purchases, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2020 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total Residential Mortgage Loans, held-for-investment, at fair value	$830,117	$750,332	13,168	7.2%	6.4

Acquired Reverse Mortgage Loans(E) (F)	$12,604	$6,458	29	7.9%	3.9
Acquired Performing Loans(G) (I)	224,268	198,150	4,680	6.0%	4.1
Acquired Non-Performing Loans(H) (I)	617,062	490,222	4,703	7.3%	3.3
Total Residential Mortgage Loans, held-for-sale	$853,934	$694,830	9,412	7.0%	3.5

Acquired Performing Loans(G) (I)	$1,245,660	$1,075,996	9,258	4.8%	8.0
Originated Loans	1,675,955	1,748,913	6,111	3.3%	27.2
Total Residential Mortgage Loans, held-for-sale, at fair value	$2,921,615	$2,824,909	15,369	3.9%	19.0

(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.
(C)Represents the percentage of the total principal balance that is 60+ days delinquent.
(D)The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.
(E)Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 51% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(F)FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.
(G)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(H)As of June 30, 2020, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.
(I)Includes $30.0 million and $26.1 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At June 30, 2020 and December 31, 2019, the Company pledged mortgage loans with a carrying value of approximately $3.8 billion and $5.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our mortgage loans.

See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2020 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$718,385	61.3%	38.7%	99,959	677	17.7%	12.2%	182	3.7	1.8%	1.1%	1.6%	18.1%	4.6%

(A)Weighted average original FICO score represents the FICO score at the time the loan was originated.
(B)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(C)12-Month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(D)12-Month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. Furthermore, the notes are non-mark-to-market and not subject to margin calls. See Note 11 to our Condensed Consolidated Financial Statements for further information regarding financing of our consumer loans.

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

Our critical accounting policies as of June 30, 2020, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2019.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.  Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Revenues
Interest Income	$232,198	$416,047	$(183,849)	$634,571	$854,914	$(220,343)
Servicing revenue, net of change in fair value of $(441,033), $(334,599), $(1,090,408), and $(391,509), respectively	(90,459)	(85,537)	(4,922)	(379,574)	80,316	(459,890)
Gain on originated mortgage loans, held-for-sale, net	310,022	101,018	209,004	489,720	168,188	321,532
	451,761	431,528	20,233	744,717	1,103,418	(358,701)
Expenses
Interest expense	116,403	228,004	(111,601)	333,258	440,836	(107,578)
General and administrative expenses	217,373	118,906	98,467	423,736	217,846	205,890
Management fee to affiliate	22,479	19,623	2,856	44,200	37,583	6,617
Incentive compensation to affiliate	—	—	—	—	12,958	(12,958)
Loan servicing expense	7,149	9,372	(2,223)	15,002	18,975	(3,973)
Subservicing expense	73,132	53,962	19,170	140,113	94,888	45,225
	436,536	429,867	6,669	956,309	823,086	133,223
Other Income (Loss)
Change in fair value of investments	102,776	(26,642)	129,418	(463,500)	(57,746)	(405,754)
Gain (loss) on settlement of investments, net	(74,966)	5,576	(80,542)	(874,538)	(37,285)	(837,253)
Earnings from investments in consumer loans, equity method investees	—	(2,654)	2,654	—	1,657	(1,657)
Other income (loss), net	(3,207)	(2,227)	(980)	(40,020)	3,461	(43,481)
	24,603	(25,947)	50,550	(1,378,058)	(89,913)	(1,288,145)
Impairment
Provision (reversal) for credit losses on securities	(25,134)	8,859	(33,993)	19,015	16,375	2,640
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	3,424	13,452	(10,028)	103,920	18,732	85,188
	(21,710)	22,311	(44,021)	122,935	35,107	87,828
Income (Loss) Before Income Taxes	61,538	(46,597)	108,135	(1,712,585)	155,312	(1,867,897)
Income tax expense (benefit)	17,409	(21,577)	38,986	(149,459)	24,420	(173,879)
Net Income (Loss)	$44,129	$(25,020)	$69,149	$(1,563,126)	$130,892	$(1,694,018)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$38,640	$6,923	$31,717	$22,478	$17,241	$5,237
Dividends on Preferred Stock	$14,357	$—	$14,357	$25,579	$—	$25,579
Net Income (Loss) Attributable to Common Stockholders	$(8,868)	$(31,943)	$23,075	$(1,611,183)	$113,651	$(1,724,834)

Interest Income

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

During the second quarter of 2020, we continued to reduce the overall size of our asset portfolio, including interest-earnings assets. As a result, interest income decreased by $183.8 million, primarily attributable to (i) a $134.8 million decrease due to a significantly smaller portfolio of bonds owned compared to the three months ended June 30, 2019 and less accelerated accretion recognized on called deals, (ii) a $30.3 million decrease related to MSRs, (iii) a $20.1 million decrease from Residential

Mortgage Loans and Consumer Loans due to lower unpaid principal balance, offset by (iv) a $1.4 million increase in other interest-earning assets.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

During the first quarter and continuing into the second quarter of 2020, we reduced the overall size of our asset portfolio, including interest-earnings assets. As a result, interest income decreased by $220.3 million, primarily attributable to (i) a $155.3 million decrease due to a significantly smaller portfolio of bonds owned compared to the six months ended June 30, 2019 and less accelerated accretion recognized on called deals, (ii) a $35.1 million decrease related to MSRs, (iii) a $27.8 million decrease from Residential Mortgage Loans and Consumer Loans due to lower unpaid principal balance, and (iv) a $2.1 million decrease in other interest-earning assets.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(191,083)	$(221,890)	$30,807	$(514,782)	$(406,352)	$(108,430)
Changes in discount rates	—	(4,918)	4,918	(73,502)	69,418	(142,920)
Changes in other factors	36,667	(2,470)	39,137	(29,843)	123,421	(153,264)
Total	$(154,416)	$(229,278)	$74,862	$(618,127)	$(213,513)	$(404,614)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Servicing revenue, net decreased $4.9 million primarily driven by (i) a $183.3 million increase in amortization as a result of MSR acquisitions subsequent to June 30, 2019 and faster prepayments, and (ii) a $34.6 million decrease in ancillary and other fees due to lower interest rates. The decrease was partially offset by (iii) a $136.1 million increase in servicing collections as a result of MSR acquisitions that closed subsequent to June 30, 2019, and (iv) a $74.9 million less negative mark-to-market adjustments. The negative mark-to-market adjustments during the three months ended June 30, 2020 were primarily driven by changes in interest rates resulting in lower custodial earnings and faster prepayment rates, resulting from changes in estimates regarding the economic outlook caused by COVID-19.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Servicing revenue, net decreased $459.9 million primarily driven by (i) a $404.6 million increase in negative mark-to-market adjustments, (ii) a $301.9 million increase in amortization as a result of MSR acquisitions subsequent to June 30, 2019 and faster prepayments, and (iii) a $42.4 million decrease in ancillary and other fees due to lower interest rates. The negative mark-to-market adjustments during the six months ended June 30, 2020 were primarily driven by changes in interest rates resulting in lower custodial earnings, an increase in discount rates, and higher delinquency rates, resulting from changes in estimates regarding the economic outlook caused by COVID-19. The decrease was partially offset by (iv) a $281.2 million increase in servicing collections as a result of MSR acquisitions that closed subsequent to June 30, 2019.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Gain on originated mortgage loans, held-for-sale, net increased $209.0 million primarily driven by (i) $217.7 million increase in gains on loans originated and sold partially offset by $157.2 million increase in loss on settlement of mortgage loan origination derivative instruments, (ii) $14.3 million higher value of MSRs retained on transfer of loans, and (iii) $134.3 million increase in change in fair value of originated loans, interest rate lock commitments and derivative instruments.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Gain on originated mortgage loans, held-for-sale, net increased $321.5 million primarily driven by (i) $238.8 million increase in gains on loans originated and sold partially offset by $192.1 million increase in loss on settlement of mortgage loan origination derivative instruments, (ii) $173.7 million higher value of MSRs retained on transfer of loans, and (iii) $101.1 million increase in change in fair value of originated loans, interest rate lock commitments and derivative instruments.

Interest Expense

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Interest expense decreased by $111.6 million primarily attributable to (i) a $89 million decrease related to lower average RMBS portfolio investments financed with repurchase agreements, (ii) a $23.1 million decrease related to residential mortgage loans due to a decrease in the underlying principal balance of the portfolio financed with repurchase agreements, (iii) a $5.6 million net decrease of interest expense from reductions in financing obtained in the origination and servicing business, and (iv) a $2.6 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding. The decrease was partially offset by (v) a $8.7 million increases in interest expense as a result of the senior secured term loan facility agreement entered into on May 19, 2020. Refer to Note 11 to our Condensed Consolidated Financial Statements for further details.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Interest expense decreased by $107.6 million primarily attributable to (i) a $82.3 million decrease related to lower average RMBS portfolio investments financed with repurchase agreements, (ii) a $28.3 million decrease related to residential mortgage loans due to a decrease in the underlying principal balance of the portfolio financed with repurchase agreements, (iii) a $5.1 million decrease in interest expense on the Consumer Loan securitization notes due to a decrease in the principal balance outstanding, and (iv) a $0.6 million net decrease of interest expense from reductions in financing obtained in the origination and servicing business. The decrease was partially offset by (v) a $8.7 million increases in interest expense as a result of the senior secured term loan facility agreement entered into on May 19, 2020. Refer to Note 11 to our Condensed Consolidated Financial Statements for further details.

General and Administrative Expenses

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

General and administrative expenses increased by $98.5 million primarily attributable to increases in NewRez volumes. As noted in the “Our Portfolio” section, during the second quarter of 2020, loan origination volume at NewRez was $8.3 billion, up from $3.8 billion in the year prior and loans serviced at NewRez was $277.6 billion, up from $159.2 billion in the prior year. The components of general and administrative expenses that increased as a result of these volumes were as follows: (i) a $63.8 million increase in compensation and benefits expense, (ii) a $9.4 million increase in loan origination expenses, (iii) a $3.9 million increase in occupancy expenses, (iv) a $3.5 million increase related to technology and software enhancements, (v) a $9.6 million increase relates to an increase in property maintenance and inspection expense resulting from the acquisition and operations of Guardian, and (vi) a $9.4 million increase relates to other general and administrative expenses. These increases were partially offset by (vii) a $1.1 million decrease in legal and professional expenses.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

General and administrative expenses increased by $205.9 million primarily attributable to increases in NewRez volumes. As noted in the “Our Portfolio” section, during the six months ended June 30, 2020, loan origination volume at NewRez was $19.7 billion, up from $6.0 billion in the year prior and loans serviced at NewRez was $277.6 billion, up from $159.2 billion in the prior year. The components of general and administrative expenses that increased as a result of these volumes were as follows: (i) a $119.8 million increase in compensation and benefits expense, (ii) a $11.7 million increase in legal and professional expenses, (iii) a $21.6 million increase in loan origination expenses, (iv) a $7.9 million increase in occupancy expenses, (v) a $6.4 million increase related to technology and software enhancements, (vi) a $17.1 million increase related to an increase in property maintenance and inspection expense resulting from the acquisition and operations of Guardian, and (vii) a $21.4 million increase in other general and administrative expenses.

Management Fee to Affiliate

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Management fee to affiliate increased by $2.9 million as a result of capital raises subsequent to June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Management fee to affiliate increased by $6.6 million as a result of capital raises subsequent to June 30, 2019.

Incentive Compensation to Affiliate

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Due to net loss incurred, excluding any unrealized gains or losses from market-to-market valuation changes on investments and debt, during the three months ended June 30, 2020, there was no incentive compensation due to our affiliates.
Six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Due to net loss incurred, excluding any unrealized gains or losses from market-to-market valuation changes on investments and debt, during the six months ended June 30, 2020, there was no incentive compensation due to our affiliates.

Loan Servicing Expense

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Loan servicing expense decreased by $2.2 million primarily due to a decrease of loan servicing expense on Consumer Loans, held-for-investment, attributable to lower unpaid principal balance.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Loan servicing expense decreased by $3.9 million primarily due to a decrease of loan servicing expense on Consumer Loans, held-for-investment, attributable to lower unpaid principal balance.

Subservicing Expense

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Subservicing expense increased $19.2 million as a result of MSR acquisitions that closed subsequent to June 30, 2019 within our servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Subservicing expense increased $45.2 million as a result of MSR acquisitions that closed subsequent to June 30, 2019 within our servicer subsidiary, NRM (Note 5 to our Condensed Consolidated Financial Statements).

Change in Fair Value of Investments

Change in fair value of investments is comprised of the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Change in fair value of investments in excess mortgage servicing rights	$(85)	$(8,455)	$8,370	$(11,109)	$(3,828)	$(7,281)
Change in fair value of investments in excess mortgage servicing rights, equity method investees	(2,052)	(3,276)	1,224	(2,509)	(664)	(1,845)
Change in fair value of investments in mortgage servicing rights financing receivables	(121,520)	(55,411)	(66,109)	(225,631)	(91,790)	(133,841)
Change in fair value of servicer advance investments	16,037	1,388	14,649	(2,712)	9,291	(12,003)
Change in fair value of real estate and other securities	58,598	7,385	51,213	(28,194)	14,064	(42,258)
Change in fair value of residential mortgage loans	99,998	72,393	27,605	(165,246)	81,607	(246,853)
Change in fair value of investments in consumer loans held-for-investment	30,694	—	30,694	(9,223)	—	(9,223)
Change in fair value of derivative instruments	21,106	(40,666)	61,772	(18,876)	(66,426)	47,550
Total	$102,776	$(26,642)	$129,418	$(463,500)	$(57,746)	$(405,754)

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(1,192)	$(7,950)	$6,758	$3,034	$(17,702)	$20,736
Changes in discount rates	—	—	—	(4,015)	9,279	(13,294)
Changes in other factors	1,107	(505)	1,612	(10,128)	4,595	(14,723)
Total	$(85)	$(8,455)	$8,370	$(11,109)	$(3,828)	$(7,281)
Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of investments in excess mortgage servicing rights during the three months ended June 30, 2020 was relatively flat, with changes in prepayment rates offset by changes in various other factors. In contrast, the three months ended June 30, 2019 resulted in a negative mark-to-market adjustment largely driven by changes in interest rates and prepayment rates.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of investments in excess mortgage servicing rights during the six months ended June 30, 2020 was negative, mainly driven by an increase in discount rates and changes in various other factors. In contrast, the negative change in fair value during the six months ended June 30, 2019 was mainly driven by changes in interest rates and prepayment rates, offset by a decrease in discount rates and improvements in other factors.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(334)	$(2,505)	$2,171	$352	$(7,465)	$7,817
Changes in discount rates	—	—	—	(743)	3,171	(3,914)
Changes in other factors	(1,718)	(771)	(947)	(2,118)	3,630	(5,748)
Total	$(2,052)	$(3,276)	$1,224	$(2,509)	$(664)	$(1,845)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of investments in excess mortgage servicing rights, equity method investees during the three months ended June 30, 2020 was negative, mainly driven by changes in prepayment rates and recapture rates. The change in fair value during the three months ended June 30, 2019 was also negative, largely driven by changes in interest rates and prepayment rates.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of investments in excess mortgage servicing rights, equity method investees during the six months ended June 30, 2020 was negative, mainly driven by changes in various factors. In contrast, the change in fair value during the six months ended June 30, 2019 was relatively flat, with changes in interest and prepayment rates offset by a decrease in discount rates and improvements in other factors.

Change in Fair Value of Investments in MSR Financing Receivables

The component of changes in the fair value of investments in MSR financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(37,765)	$(43,221)	$5,456	$44,043	$(94,575)	$138,618
Changes in discount rates	—	5,470	(5,470)	(12,744)	39,401	(52,145)
Changes in other factors	(6,556)	22,901	(29,457)	(109,230)	47,262	(156,492)
Total	$(44,321)	$(14,850)	$(29,471)	$(77,931)	$(7,912)	$(70,019)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of investments in MSR financing receivables decreased $66.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in the three months ended June 30, 2020 was primarily driven by changes in interest rates and prepayment rates, while the decrease in the three months ended June 30, 2019 was also due to changes in rates but partially offset by an increase in recapture rates and a decrease in discount rates. These changes resulted from changes in estimates regarding the economic outlook caused by COVID-19. The remaining decrease was primarily due to $37.0 million increase in amortization expense as a result of MSR acquisitions that closed subsequent to June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of investments in MSR financing receivables decreased $133.8 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. $70.0 million of the decrease was related to changes in valuation inputs and assumptions. The change in fair value for the six months ended June 30, 2020 was primarily due to higher delinquency rates, as well as an increase in discount rates. These changes resulted from changes in estimates regarding the economic outlook caused by COVID-19. The change in fair value for the six months ended June 30, 2019 was relatively flat in comparison, with changes in interest rates and prepayment rates being offset by a decrease in discount rates and improvements in other factors. The remaining decrease was primarily due to $62.9 million increase in amortization expense as a result of MSR acquisitions that closed subsequent to June 30, 2019.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(200)	$(706)	$506	$(2,074)	$(1,704)	$(370)
Changes in discount rates	12,744	3,944	8,800	—	13,626	(13,626)
Changes in other factors	3,493	(1,850)	5,343	(638)	(2,631)	1,993
Total	$16,037	$1,388	$14,649	$(2,712)	$9,291	$(12,003)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of servicer advance investments during the three months ended June 30, 2020 was positive, largely driven by a decrease in discount rates and improvements in other factors. The change in fair value was also positive during the three months ended June 30, 2019, mainly driven by a decrease in the discount rates, partially offset by changes in interest rates, prepayment rates and other factors.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of servicer advance investments during the six months ended June 30, 2020 was negative, mainly driven by changes in interest and prepayment rates. The change in fair value during the six months ended June 30, 2019 was positive, mainly driven by a decrease in the discount rate, partially offset by changes in interest rates, prepayment rates and other factors.

Change in Fair Value of Real Estate and Other Securities

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of investments in real estate and other securities increased $51.2 million, primarily due to the partial reversal of unrealized losses that were recognized during the first quarter of 2020. This reversal can be attributable to an improved economic outlook as the broad market saw spreads tighten significantly relative to the levels present during the initial onset of COVID-19.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of investments in real estate and other securities decreased $42.3 million, primarily due to the impact of the COVID-19 pandemic on financial markets in the first quarter of 2020.

Change in Fair Value of Residential Mortgage Loans

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The change in fair value of investments in Residential Mortgage Loans increased $27.6 million primarily due to (i) a $78.2 million increase due to less realization of gain through securitizations and (ii) a $22.6 million increase in unrealized gain on loan originations, offset by (iii) a $73.4 million decrease related to changes in valuation inputs and assumptions primarily resulted from changes in estimates regarding the economic outlook caused by COVID-19.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The change in fair value of investments in Residential Mortgage Loans decreased $246.9 million primarily due to (i) a $379.3 million decrease related to changes in valuation inputs and assumptions primarily resulted from changes in estimates regarding the economic outlook caused by COVID-19, offset by (ii) a $105.3 million increase due to less realization of gain through securitizations, and (iii) a $28 million increase in unrealized gain on loan originations.

Change in Fair Value of Investments in Consumer Loans Held-for-Investment

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Change in fair value of investments in consumer loans held-for-investment increased $30.7 million due to changes in valuation inputs and assumptions related to the economic outlook caused by COVID-19. Fair value option was elected as of January 1, 2020.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Change in fair value of investments in consumer loans held-for-investment decreased $9.2 million due to changes in valuation inputs and assumptions related to the economic outlook caused by COVID-19. Fair value option was elected as of January 1, 2020.

Change in Fair Value of Derivative Instruments

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Change in fair value of derivative instruments increased $61.8 million. The increase was primarily related to a $61.8 million change from unrealized loss to unrealized gain on Interest Rate Swaps largely resulting from a favorable change in the forward LIBOR curve at June 30, 2020.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Change in fair value of derivative instruments increased $47.6 million. The increase was primarily related to (i) a $50.3 million decrease in unrealized loss on Interest Rate Swaps largely resulting from a favorable change in the forward LIBOR curve at June 30, 2020. The increase was partially offset by (ii) a $2.7 million decrease in unrealized gain on TBAs.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Gain (loss) on settlement of investments, net decreased by $80.5 million, primarily related to (i) a $47.7 million change from gain to loss realized upon sale of Agency and Non-Agency real estate securities, (ii) a $53.9 million change from realized gain to loss realized upon the sale of residential mortgage loans, (iii) a $15.6 million change from gain to loss on collapse and (iv) a $0.7 million decrease in realized on gain on mortgage servicing rights. The decrease was partially offset by, (v) a $20.0 million decrease in the loss on settlement of derivatives, (vi) a $3.9 million increase in realized gain on liquidated residential mortgage loans, held-for-investment, (vii) a $8.5 million increase in the gain on extinguishment of debt and (viii) a $5.0 million change from loss to gain on sale of REO.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Gain (loss) on settlement of investments, net decreased by $837.3 million, primarily related to (i) an $867.4 million change from gain to loss realized upon sale of Agency and Non-Agency real estate securities driven by sales during the first quarter of 2020 as we managed our way through the bond market’s reaction to the COVID-19 outbreak. The decrease was furthered by (ii) a $21.8 million decrease in gain on sale of residential mortgage loans, net and (iii) a $0.7 million decrease in realized gain on collapse. The decrease was offset by, (iv) a $28.3 million decrease in loss on settlement of derivatives, (v) a $7.9 million change from loss to gain on sale of REO, (vi) a $5.5 million increase in realized gain on liquidated residential mortgage loans, held-for-investment, (vii) a $9.9 million change from loss to gain on extinguishment of debt, and (viii) a $1.0 million increase in realized gain on the sale of mortgage servicing rights.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Earnings from investments in Consumer Loans, Equity Method Investees increased $2.7 million as the investments were fully distributed as of December 31, 2019, therefore no longer earning income during fiscal year 2020. There was a loss during the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Earnings from investments in Consumer Loans, Equity Method Investees decreased $1.7 million as the investments were fully distributed as of December 31, 2019, therefore no longer earning income during fiscal year 2020. The investments earned $1.7 million during the six months ended June 30, 2019.

Other Income (Loss), Net

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other income (loss), net decreased by $1 million, primarily attributable to (i) a $11 million increase in provision for servicing losses, (ii) a $9.4 million increase in loss on notes and bonds payable, (iii) a $2.6 million increase in unrealized loss on equity investments primarily due to fair value write down of the TSX commercial project investment driven by changes in estimates regarding the economic outlook caused by COVID-19, and (iv) a $0.5 million decrease in gain on Ocwen common stock. The decrease was partially offset by (v) a $20 million increase in rental and ancillary revenue related to our growing rental portfolio and the Guardian acquisition in the third quarter of 2019, (vi) a $2.5 million change from other loss to other income, and (vii) a $0.4 million decrease in loss on contingent consideration.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Other income (loss), net decreased by $43.5 million, primarily attributable to (i) a $47.5 million increase in unrealized loss on equity investments primarily due to fair value write down of the TSX commercial project investment driven by changes in estimates regarding the economic outlook caused by COVID-19, (ii) a $19.5 million change from other income to other loss, (iii) a $15.1 million increase in provision for servicing losses, (iv) a $8.4 million change from gain to loss on Ocwen common stock, and (v) a $2.3 million decrease in gain on transfer of loans to REO. The decrease was partially offset by (vi) a $39.7 million increase in rental and ancillary revenue related to our growing rental portfolio and the Guardian acquisition in the third quarter of 2019, (vii) an $8.7 million change from unrealized loss to unrealized gain on notes and bonds payable, and (viii) a $0.9 million decrease in unrealized losses on contingent consideration.

Provision (Reversal) for Credit Losses on Securities

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The provision (reversal) for credit losses on securities decreased by $34 million primarily resulting from a reversal of credit losses on securities during the three months ended June 30, 2020. Effective January 1, 2020, these securities are accounted for in accordance with the new credit loss accounting standard CECL (Notes 1 and 7 to our Condensed Consolidated Financial Statements). The CECL provision in the first quarter of 2020 was impacted by the significant deterioration in macroeconomic forecasts between the January 1 and the March 31 quarter end due to the economic disruption caused by the COVID-19 pandemic. The negative effect of these market conditions was lessened during the three months ended June 30, 2020 leading to the reversal of credit losses on securities. Our provision is inherently based on assumptions and estimates, and adjustments to such assumptions may affect our future results. Consequently, forecasts that indicate improving economic conditions may result in a reversal in previously recognized provision for credit losses.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The provision (reversal) for credit losses on securities increased by $2.6 million primarily resulting from a decline in fair values on Non-Agency RMBS purchased with existing credit impairment. The impairment is a result of the fair value falling below their amortized cost basis for these securities as of June 30, 2020. Effective January 1, 2020, these securities are accounted for in accordance with the new credit loss accounting standard CECL (Notes 1 and 7 to our Condensed Consolidated Financial Statements). The CECL provision for the six months ended June 30, 2020 was impacted by the significant deterioration in macroeconomic forecasts between the January 1 and the March 31 due to the economic disruption caused by the COVID-19 pandemic. Our provision is inherently based on assumptions and estimates, and adjustments to such assumptions may negatively affect our future results. Consequently, forecasts that indicate weak or deteriorating economic conditions may result in a higher provision for credit losses.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The $10.0 million decrease in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $1.2 million decrease in impairment on residential mortgage loans related to changes in interest rates and improved performance, (ii) a $1.2million decrease in impairment on certain REOs with an increase in home prices, (iii) a $7.6 million decrease in provision due to electing fair value option on consumer loans.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The $85.2 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $104.1 million increase in impairment on residential mortgage loans related to changes in interest rates and low performance; offset by (ii) a $0.1million decrease in impairment on certain REOs with an increase in home prices, (iii) a $18.7 million decrease in provision due to electing fair value option on consumer loans.

Income Tax Expense (Benefit)

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Income tax expense (benefit) changed by $39.0 million primarily due to deferred tax expense generated from MSR income and loan origination income.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income tax expense (benefit) changed by ($173.9) million primarily due to deferred tax benefits resulting from changes in the fair value of loans and MSRs.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Noncontrolling interests in income of consolidated subsidiaries increased by $31.7 million primarily due to (i) a $20.6 million increase in Consumer loan Companies, which are 46.5% owned by third parties, due to positive mark-to-market adjustments, (ii) a $8.3 million increase in other’s interest in the net income of the Buyer as a result of positive mark-to-market adjustments in the fair value of the Buyer’s assets and higher interest income, and (iii) a $2.8 million increase from the Shelter JVs, driven by higher earnings from originations during the three months ended June 30, 2020.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Noncontrolling interests in income of consolidated subsidiaries increased by $5.3 million primarily due to (i) a $6.9 million increase in Consumer loan Companies, which are 46.5% owned by third parties, due to positive mark-to-market adjustments in fair value, (ii) a $3.8 million increase from the Shelter JVs, driven by higher earnings from originations during the six months ended June 30, 2020, partially offset by (iii) a $5.4 million decrease in other’s interest in the net income of the Buyer as a result of negative mark-to-market adjustments in the fair value of the Buyer’s assets and lower interest income.

Dividends on Preferred Stock

Three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Dividend expense of $14.4 million relates to Preferred Series A, Preferred Series B, and Preferred Series C (Note 14 to our Condensed Consolidated Financial Statements) outstanding during the three months ended June 30, 2020. No preferred stock was outstanding during the three months ended June 30, 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Dividend expense of $25.6 million relates to Preferred Series A, Preferred Series B, and Preferred Series C (Note 14 to our Condensed Consolidated Financial Statements) outstanding during the three months ended June 30, 2020. No preferred stock was outstanding during the three months ended June 30, 2019.

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

Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances, which are expected to increase in the near term due to COVID-19. The ongoing economic impact of the COVID-19 pandemic has resulted in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. In April 2020, we expanded our committed advance facilities capacity by $1.3 billion, which we believe will be adequate for our needs. We also plan to finance GNMA advances with existing MSR lines and corporate cash flow, and may utilize Ginnie Mae’s Pass-Through Assistance Program. In addition, on May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million, increasing the Company’s total cash and cash equivalents at June 30, 2020 to $1.0 billion.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of June 30, 2020, approximately $581.1 million of our cash and cash equivalents were held at NRM and NewRez, of which $392.0 million were in excess of regulatory liquidity requirements. NRM and NewRez are expected to maintain compliance with applicable net worth requirements throughout the year. Use of a government-sponsored advance facility, such as Ginnie Mae’s Pass-Through Assistance Program could further limit our ability to utilize funds generated by NRM and NewRez.

Currently, our primary sources of financing are notes and bonds payable and repurchase agreements, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2020, we had outstanding repurchase agreements with an aggregate face amount of approximately $9.2 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under repurchase agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 4% - 12% for Agency RMBS, 10% - 80% for Non-Agency RMBS, and 5% - 62% for residential mortgage loans. During the term of the repurchase agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $3.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager’s senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced during the first quarter and continuing into the second quarter of 2020 due to the COVID-19 pandemic. While market volatility has subsided in recent weeks, it is possible that volatility may increase again, and our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings.

During the first quarter and continuing into the second quarter of 2020, consistent with current conditions in the mortgage REIT industry, we have observed (i) an increase in “haircuts,” which represent the difference in percentage terms between the fair value of the collateral and the amount the counterparty will lend and (ii) a mark-down of our mortgage assets held as collateral by our financing counterparties, which resulted in us having to provide additional cash or securities to satisfy higher than historical levels of margin calls (although these conditions have moderately stabilized in recent weeks). We used our cash on hand, a portion of the approximately $389.5 million proceeds from our underwritten public offering of 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock in February 2020 and the proceeds from asset sales to meet margin calls. While we have met our margin calls to date, further significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

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

•Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Our business strategy is dependent upon our ability to finance certain of our investments at rates that provide a positive net spread.
•Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments is unpredictable and returns on new investments may vary materially from those on existing investments.

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Repurchase Agreements(C)
Agency RMBS(D)	$3,897,468	$3,897,468	Jul-20 to Sep-20	0.25%	0.1	$3,922,189	$4,055,565	$4,099,159	6.0
Non-Agency RMBS(E)	1,934,744	1,932,624	Jul-20 to Sep-20	4.28%	0.2	19,636,467	1,919,715	1,890,120	7.9
Residential Mortgage Loans(F)	3,283,186	3,277,727	Jul-20 to Jun-22	2.95%	0.6	4,080,121	4,402,356	3,779,405	14.7
Real Estate Owned(G)(H)	63,679	63,679	Jul-20 to Jun-22	2.37%	0.6	N/A	N/A	81,887	N/A
Total Repurchase Agreements	9,179,077	9,171,498		2.08%	0.3
Notes and Bonds Payable
Excess MSRs(I)	294,802	294,802	Feb-22 to Jul-22	4.30%	1.9	90,541,438	49,457	54,126	5.6
MSRs(J)	2,700,527	2,691,107	Dec-20 to Jul-24	3.66%	1.3	399,336,160	4,254,897	4,189,180	5.7
Servicer Advance Investments(K)	442,002	442,002	Aug-20 to Apr-21	2.92%	0.8	467,339	537,388	559,011	6.3
Servicer Advances(K)	2,460,854	2,452,931	Jul-20 to Aug-23	3.59%	1.7	2,806,803	2,947,678	2,947,678	0.7
Residential Mortgage Loans(L)	285,588	281,898	Jul-20 to Dec-45	5.40%	17.7	462,589	493,636	444,438	4.3
Consumer Loans(M)	713,594	716,722	May-36	3.26%	3.6	712,877	717,877	761,456	3.7
Total Notes and Bonds Payable	6,897,367	6,879,462		3.65%	2.4
Total/ Weighted Average	$16,076,444	$16,050,960		2.75%	1.2

(A)Net of deferred financing costs.

(B)All debt obligations with a stated maturity through July 31, 2020 were refinanced, extended or repaid.
(C)These repurchase agreements had approximately $30.3 million of associated accrued interest payable as of June 30, 2020.
(D)All of the Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS repurchase agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $6.1 million and $10.0 million, respectively, on retained consumer loan bonds and of $508.1 million and $650.3 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $283.0 million of repurchase agreements which bear interest at a fixed rate of 5.53%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All of these repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which we have made or intend to make a claim on the FHA guarantee.
(I)Includes $83.6 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $211.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.75%. The outstanding face amount of the collateral represents the UPB of our residential mortgage loans underlying our interests in MSRs that secure these notes.
(J)Includes: $1,474.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.25% to 8.00%; $46.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; and $1,180.4 million of public notes with fixed interest rates ranging from 3.55% to 4.62%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.85% to 2.75%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents: (i) a $5.1 million note payable to Mr. Cooper which includes a $1.4 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $92.0 million fair value of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.76% (see Note 12 for fair value details), (iii) $170.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.61% (see Note 12 for fair value details), and (iv) $18.0 million of asset-backed notes held by third parties which include $0.9 million of REO and bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 1.25%.
(M)Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $634.5 million UPB of Class A notes with a coupon of 3.20% and a stated maturity date in May 2036, $70.4 million UPB of Class B notes with a coupon of 3.58% and a stated maturity date in May 2036, and $8.7 million UPB of Class C notes with a coupon of 5.06% and a stated maturity date in May 2036.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $9.2 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2020
	Outstanding Balance at June 30, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Repurchase Agreements
Agency RMBS	$3,897,468	$8,213,387	$31,770,128	1.64%
Non-Agency RMBS	1,934,744	4,655,652	8,235,316	2.99%
Residential mortgage loans	3,001,073	3,986,488	5,843,853	2.63%
Real estate owned	59,682	75,968	110,442	2.74%
Notes and Bonds Payable
Excess MSRs	—	50,000	50,000	4.16%
MSRs	1,963,359	1,680,554	2,059,551	3.82%
Servicer advances	1,002,856	537,496	583,915	3.00%
Residential mortgage loans	23,092	152,725	210,366	2.63%
Total/Weighted Average	$11,882,274	$19,352,270		2.59%

(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Repurchase Agreements
Agency RMBS	$10,544,720	$14,939,907	$15,250,971	$1,175,803
Non-Agency RMBS	7,986,868	7,403,488	7,216,191	2,092,963
Residential mortgage loans	3,432,062	2,644,559	4,869,240	3,180,499
Real estate owned	58,390	66,317	75,173	76,763

(A)Represents the average for the period the debt was outstanding.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million. The 2020 Term Loan is guaranteed by certain subsidiaries of the Company and secured by pledges of certain equity interests held by the Company and its subsidiaries. Borrowings under the 2020 Term Loan bear interest at a fixed annual rate of 11.0% and are repayable in quarterly installments of 0.25% of the outstanding principal amount beginning on March 31, 2021. The Company can prepay the 2020 Term Loan in whole or in part prior to maturity without an early termination penalty. The 2020 Term Loan was issued with an original issue discount of 1.0%, or $6.0 million of the principal amount. Fees incurred of approximately $9.0 million were capitalized as debt financing cost.

	June 30, 2020	December 31, 2019
Principal outstanding	$600,000	$—
Less: Unamortized debt discount and issuance costs	(66,617)	—
Net carrying value	$533,383	$—

For additional information on our debt activities, see Note 11 to our Condensed Consolidated Financial Statements.

Maturities

Our debt obligations as of June 30, 2020, as summarized in Note 11 to our Condensed Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2020	$124,259	$9,294,111	$9,418,370
2021	1,579,934	1,587,088	3,167,022
2022	846,144	577,789	1,423,933
2023	400,000	942,225	1,342,225
2024	—	348,804	348,804
2025 and thereafter	976,090	—	976,090
	$3,926,427	$12,750,017	$16,676,444

(A)Includes repurchase agreements and notes and bonds payable of $1.3 million and $3.9 billion, respectively.
(B)Includes repurchase agreements and notes and bonds payable of $9.2 billion and $3.6 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 4.9% and (2.4)%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 13.1% and 22.2%, respectively, during the six months ended June 30, 2020.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2020 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Repurchase Agreements
Residential mortgage loans and REO	$5,698,258	$1,658,270	$4,039,988
New Loan Origination	4,035,000	1,688,596	2,346,404

Notes and Bonds Payable
Excess MSRs	100,000	83,565	16,435
MSRs	1,608,000	1,520,089	87,911
Servicer advances	5,120,000	2,902,857	2,217,143
Residential Mortgage Loans	650,000	17,967	632,033
	$17,211,258	$7,871,344	$9,339,914

(A)Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2020.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes Preferred Shares:

					Dividends Declared per Share
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% Issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47	$0.94
Preferred Series B, 7.125% Issued August 2019	11,300	282,500	3.15%	273,418	$0.45	$0.89
Preferred Series C, 6.375% Issued February 2020	16,100	402,500	3.15%	389,548	$0.40	$0.80
Total	33,610	$840,250		$812,992

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

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2020.

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

As of June 30, 2020, our outstanding options had a weighted average exercise price of $16.31. Our outstanding options as of June 30, 2020 were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2020, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2019	$682,151
Net unrealized gain (loss) on securities	90,773
Reclassification of net realized (gain) loss on securities into earnings	(742,194)
Accumulated other comprehensive income, June 30, 2020	$30,730

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2020, we recorded net unrealized losses on our real estate securities due to widening credit spreads, changes in collateral performance, and other factors related specifically to certain investments. We recorded credit impairment charges of $19.0 million with respect to real estate securities and realized losses of $761.2 million on sales of real estate securities.

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

Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of opportunities when market conditions stabilize, and in light of our expectations with respect to our anticipated future performance, including as a result of our current asset mix and leverage profile, during the first quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.05 per share from $0.50 per share. During the second quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.10 per share from $0.05 per share.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
September 30, 2019	October 2019	$0.50
December 31, 2019	January 2020	$0.50
March 31, 2020	April 2020	$0.05
June 30, 2020	July 2020	$0.10

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $3.1 billion for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Operating cash flows for the six months ended June 30, 2020 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $22.2 billion, servicing fees received of $749.8 million, net recoveries of servicer advances receivable of $365.1 million, and net interest income received of $464.4 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $1.1 billion, originations of $19.0 billion, incentive compensation and management fees paid to the Manager of $337.7 million, income taxes paid of $0.1 million, subservicing fees paid of $245.8 million and other outflows of approximately $445.5 million including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $16.4 billion for the six months ended June 30, 2020. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loan, REOs, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $(18.7) billion during the six months ended June 30, 2020. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under repurchase agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.7 billion. As of June 30, 2020, there was $14.8 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of June 30, 2020. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2020 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2020:

•Derivatives – as described in Note 10 to our Condensed Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 11 to our Condensed Consolidated Financial Statements, we borrowed additional amounts.

See Notes 15 and 17 to our Condensed Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2020, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $266.0 million of unfunded and available revolving credit privileges as of June 30, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(8,868)	$(31,943)	$(1,611,183)	$113,651
Adjustments for Non-Core Earnings:
Impairment	(21,710)	22,311	122,935	35,107
Change in fair value of investments	(27,516)	189,150	928,016	154,271
(Gain) loss on settlement of investments, net	81,382	(4,640)	892,853	38,527
Other (income) loss	47,366	31,031	90,950	25,037
Other Income and Impairment attributable to non-controlling interests	19,332	(5,626)	(2,947)	(8,058)
Non-capitalized transaction-related expenses	14,195	9,284	31,097	16,150
Incentive compensation to affiliate	—	—	—	12,958
Preferred stock management fee to affiliate	3,048	—	5,343	—
Deferred taxes	25,277	(21,599)	(141,640)	24,732
Interest income on residential mortgage loans, held-for-sale	8,424	23,888	20,567	26,189
Limit on RMBS discount accretion related to called deals	—	—	—	(19,556)
Adjust consumer loans to level yield	(995)	7,815	(1,510)	2,962
Core earnings of equity method investees:
Excess mortgage servicing rights (Note 4)	265	87	4,090	2,115
Core Earnings	$140,200	$219,758	$338,571	$424,085

Net Income Per Diluted Share	$(0.02)	$(0.08)	$(3.88)	$0.28
Core Earnings Per Diluted Share	$0.34	$0.53	$0.81	$1.05

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	415,661,782	415,463,757	415,625,468	402,239,438

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

	June 30, 2020	March 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+50bps	+195.0	+$326.5
+25bps	+96.7	+$165.1
-25bps	-96.70	-168.80
-50bps	-185.80	-341.50

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

	June 30, 2020	March 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+20bps	+79.0	+$128.1
+10bps	+39.5	+$64.3
-10bps	-39.50	-64.90
-20bps	-79.00	-130.50

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$186,928
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$199,423	$192,965	$181,277	$175,977
Change in estimated fair value:
Amount	$12,495	$6,037	$(5,651)	$(10,951)
%	6.7%	3.2%	(3.0)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$196,372	$191,331	$183,009	$179,491
Change in estimated fair value:
Amount	$9,444	$4,403	$(3,919)	$(7,437)
%	5.1%	2.4%	(2.1)%	(4.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$187,316	$187,122	$186,735	$186,541
Change in estimated fair value:
Amount	$388	$194	$(193)	$(387)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$183,206	$185,067	$188,790	$190,651
Change in estimated fair value:
Amount	$(3,722)	$(1,861)	$1,862	$3,723
%	(2.0)%	(1.0)%	1.0%	2.0%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$159,522
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$171,554	$165,315	$154,130	$149,101
Change in estimated fair value:
Amount	$12,032	$5,793	$(5,392)	$(10,421)
%	7.5%	3.6%	(3.4)%	(6.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$169,423	$164,210	$155,280	$151,419
Change in estimated fair value:
Amount	$9,901	$4,688	$(4,242)	$(8,103)
%	6.2%	2.9%	(2.7)%	(5.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$159,530	$159,526	$159,518	$159,514
Change in estimated fair value:
Amount	$8	$4	$(4)	$(8)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$157,643	$158,582	$160,462	$161,402
Change in estimated fair value:
Amount	$(1,879)	$(940)	$940	$1,880
%	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$112,473
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$119,197	$115,723	$109,427	$106,568
Change in estimated fair value:
Amount	$6,724	$3,250	$(3,046)	$(5,905)
%	6.0%	2.9%	(2.7)%	(5.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$117,945	$115,027	$110,194	$108,138
Change in estimated fair value:
Amount	$5,472	$2,554	$(2,279)	$(4,335)
%	4.9%	2.3%	(2.0)%	(3.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$112,753	$112,613	$112,333	$112,193
Change in estimated fair value:
Amount	$280	$140	$(140)	$(280)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$110,784	$111,628	$113,318	$114,162
Change in estimated fair value:
Amount	$(1,689)	$(845)	$845	$1,689
%	(1.5)%	(0.8)%	0.8%	1.5%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$3,309,124
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,526,727	$3,414,246	$3,210,696	$3,118,374
Change in estimated fair value:
Amount	$217,603	$105,122	$(98,428)	$(190,750)
%	6.6%	3.2%	(3.0)%	(5.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,552,550	$3,422,936	$3,208,037	$3,117,579
Change in estimated fair value:
Amount	$243,426	$113,812	$(101,087)	$(191,545)
%	7.4%	3.4%	(3.1)%	(5.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,336,233	$3,322,677	$3,295,573	$3,282,028
Change in estimated fair value:
Amount	$27,109	$13,553	$(13,551)	$(27,096)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,197,641	$3,253,382	$3,364,865	$3,420,607
Change in estimated fair value:
Amount	$(111,483)	$(55,742)	$55,741	$111,483
%	(3.4)%	(1.7)%	1.7%	3.4%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$1,106,249
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,206,046	$1,153,965	$1,062,395	$1,021,970
Change in estimated fair value:
Amount	$99,797	$47,716	$(43,854)	$(84,279)
%	9.0%	4.3%	(4.0)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,147,770	$1,125,769	$1,089,178	$1,074,896
Change in estimated fair value:
Amount	$41,521	$19,520	$(17,071)	$(31,353)
%	3.8%	1.8%	(1.5)%	(2.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,156,933	$1,124,715	$1,060,259	$1,028,023
Change in estimated fair value:
Amount	$50,684	$18,466	$(45,990)	$(78,226)
%	4.6%	1.7%	(4.2)%	(7.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,091,941	$1,099,095	$1,113,404	$1,120,558
Change in estimated fair value:
Amount	$(14,308)	$(7,154)	$7,155	$14,309
%	(1.3)%	(0.6)%	0.6%	1.3%
The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of June 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2020	$605,713
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$649,518	$626,806	$586,081	$567,772
Change in estimated fair value:
Amount	$43,805	$21,093	$(19,632)	$(37,941)
%	7.2%	3.5%	(3.2)%	(6.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$686,786	$643,643	$572,024	$541,862
Change in estimated fair value:
Amount	$81,073	$37,930	$(33,689)	$(63,851)
%	13.4%	6.3%	(5.6)%	(10.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$623,146	$614,429	$597,000	$588,290
Change in estimated fair value:
Amount	$17,433	$8,716	$(8,713)	$(17,423)
%	2.9%	1.4%	(1.4)%	(2.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$571,331	$588,522	$622,904	$640,095
Change in estimated fair value:
Amount	$(34,382)	$(17,191)	$17,191	$34,382
%	(5.7)%	(2.8)%	2.8%	5.7%

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

Risks Related to Our Business

The COVID-19 pandemic has impacted, and could further adversely impact or disrupt, our business, financial condition and results of operations. The global spread of the COVID-19 outbreak has disrupted, and could further severely disrupt, the U.S. and global economy and financial markets. Any prolonged disruptions could create widespread mortgage loan performance and business continuity and viability issues.

In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures, among others, have slowed economic activities, and have led to significant and unprecedented volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted-for example, many industry participants have been subject to margin calls, have suspended or reduced dividends or announced the need to raise additional capital.

In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•The outbreak could adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, employees at our origination and servicing businesses and the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” and other third-party vendors. To the extent our management or other personnel, including those of our Manager, are impacted in significant numbers by the outbreak and are not available to conduct work, our business and operating results may be negatively impacted.

•Continued volatility in the residential credit market have caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In March 2020 we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to use a significant portion of our cash on hand and sell certain assets to satisfy higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls, that we will have ample liquidity to satisfy any such obligations, that we would be able to sell assets or securities as needed, or that the consideration of such sales will satisfy our obligations. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

•The financial impact of the outbreak, including significant and widespread decreases in the fair values of our assets, could cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

•Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve in late 2019 and first quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns, and the continuation of such low interest rates may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

•We could face difficulty accessing debt and equity capital on attractive terms, or at all. In addition, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may adversely affect the valuation of financial assets and liabilities or cause us to reduce the volume of loans we originate and/or service, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•Rising unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, we expect to see an increase in our servicer advance obligations for which we will need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•As a result of the outbreak, we have experienced a decrease in the value of our qualifying REIT assets, and we had to sell a significant portion of such assets in order to satisfy margin calls. We cannot assure you that these and other market developments resulting from COVID-19 will not adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Unprecedented numbers of forbearances have been requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business.

•To the extent we elect or are required to make temporary or lasting changes involving the status, practices and procedures of our operating businesses, including with respect to loan origination and servicing activities, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, as well as the related economic impacts, all of which remain uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

When we make investments, we base the price we pay and, in some cases, the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We generally record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•rates of prepayment and repayment of the underlying loans;
•potential fluctuations in prevailing interest rates and credit spreads;
•rates of delinquencies and defaults, and related loss severities;
•costs of engaging a subservicer to service MSRs;
•market discount rates;
•in the case of MSRs and Excess MSRs, recapture rates; and
•in the case of Servicer Advance Investments and servicer advances receivable, the amount and timing of servicer advances and recoveries.

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

Repayment of servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provides for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on servicer advances and deferred servicing fees are unpredictable for several reasons, including the following:

•payments on the servicer advances and the deferred servicing fees depend on the source of repayment, and whether and when the related servicer receives such payment (certain servicer advances are reimbursable only out of late payments and other collections and recoveries on the related residential mortgage loan, while others are also reimbursable out of principal and interest collections with respect to all residential mortgage loans serviced under the related servicing agreement, and as a consequence, the timing of such reimbursement is highly uncertain);
•the length of time necessary to obtain liquidation proceeds may be affected by conditions in the real estate market or the financial markets generally, the availability of financing for the acquisition of the real estate and other factors, including, but not limited to, government intervention;
•the length of time necessary to effect a foreclosure may be affected by variations in the laws of the particular jurisdiction in which the related mortgaged property is located, including whether or not foreclosure requires judicial action;
•the requirements for judicial actions for foreclosure (which can result in substantial delays in reimbursement of servicer advances and payment of deferred servicing fees), which vary from time to time as a result of changes in applicable state law; and
•the ability of the related servicer to sell delinquent residential mortgage loans to third parties prior to a sale of the underlying real estate, resulting in the early reimbursement of outstanding unreimbursed servicer advances in respect of such residential mortgage loans.

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

•its failure to comply with applicable laws and regulations;
•its failure to comply with contractual and financing obligations and covenants;
•a downgrade in, or failure to maintain, any of its servicer ratings;
•its failure to maintain sufficient liquidity or access to sources of liquidity;
•its failure to perform its loss mitigation obligations;
•its failure to perform adequately in its external audits;
•a failure in or poor performance of its operational systems or infrastructure;
•regulatory or legal scrutiny or regulatory actions regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;
•an Agency’s or a whole-loan owner’s transfer of servicing to another party; or
•any other reason.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage, LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of June 30, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Condensed Consolidated Financial Statements).

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

We are dependent on our Servicing Partners as the servicer or subservicer of the residential mortgage loans with respect to which we hold interests in MSRs, and their servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•By regulatory actions taken against our Servicing Partners;
•By a default by one of our Servicing Partners under their debt agreements;
•By downgrades in our Servicing Partners’ servicer ratings;
•If our Servicing Partners fail to ensure their servicer advances comply with the terms of their Pooling and Servicing Agreements (“PSAs”);
•If our Servicing Partners were terminated as servicer under certain PSAs;
•If our Servicing Partners become subject to a bankruptcy proceeding; or
•If our Servicing Partners fail to meet their obligations or are deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which such Servicing Partner is the servicer.

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

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest (if any) is declared unenforceable, ineffective or subordinated, payments previously made by a servicer to us pursuant to the related purchase agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. Among other reasons, a payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of such servicer that:

•Was made to or for the benefit of a creditor;
•Was for or on account of an antecedent debt owed by such servicer before that transfer was made;
•Was made while such servicer was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);
•Was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before such servicer’s bankruptcy filing;
•Permitted us to receive more than we would have received in a Chapter 7 liquidation case of such servicer under U.S. bankruptcy laws; and
•Was a payment as to which none of the statutory defenses to a preference action apply.

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

•risks related to compliance with applicable laws, regulations and other requirements;
•significant increases in delinquencies for the loans;
•compliance with the terms of related servicing agreements;
•financing related servicer advances and the origination business;
•expenses related to servicing high risk loans;
•unrecovered or delayed recovery of servicing advances;
•a general risk in foreclosure rates, which may ultimately reduce the number of mortgages that we service (also see-“The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.”);
•maintaining the size of the related servicing portfolio and the volume of the origination business;
•compliance with FHA underwriting guidelines; and
•termination of government mortgage refinancing programs.

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

The actual or alleged failure of our mortgage origination and servicing subsidiaries to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•the loss or suspension of licenses and approvals necessary to operate our or our subsidiaries’ business;
•limitations, restrictions or complete bans on our or our subsidiaries’ business or various segments of our business;
•our or our subsidiaries’ disqualification from participation in governmental programs, including GSE, Ginnie Mae, and VA programs;
•breaches of covenants and representations under our servicing, debt, or other agreements;
•negative publicity and damage to our reputation;
•governmental investigations and enforcement actions;
•administrative fines and financial penalties;
•litigation, including class action lawsuits;
•civil and criminal liability;
•termination of our servicing and subservicing agreements or other contracts;
•demands for us to repurchase loans;
•loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;
•a significant increase in compliance costs;
•a significant increase in the resources we and our subsidiaries devote to regulatory compliance and regulatory inquiries;
•an inability to access new, or a default under or other loss of current, liquidity and funding sources necessary to operate our business;
•restrictions on our or our subsidiaries’ business activities;
•impairment of assets; and
•an inability to execute on our business strategy.

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

S&P, Moody’s and Fitch rates NewRez as a residential loan servicer, and a downgrade, or failure to maintain, any of our servicer ratings could:

•adversely affect NewRez’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;
•adversely affect NewRez’s and/or New Residential’s ability to finance servicing advance receivables and certain other assets;
•lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;
•cause NewRez’s termination as servicer in our servicing agreements that require that NewRez to maintain specified servicer ratings; and
•further impair NewRez’s ability to consummate future servicing transactions.

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

Although we have upsized certain of our advance facilities, if we are not successful in upsizing our facilities in the future, we will need to explore other sources of liquidity and are if we are unable to obtain additional liquidity, we may have to take additional actions, including selling assets and reducing our originations to generate liquidity to support our servicer advance obligations.

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

Our real estate and other securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets, including due to COVID-19, could reduce the trading for many real estate and other securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•the uncertainty and economic impact of the COVID-19 pandemic, including liquidity, impact on the value of assets and availability of financing;
•interest rates and credit spreads;
•the availability of credit, including the price, terms and conditions under which it can be obtained;
•the quality, pricing and availability of suitable investments;
•the ability to obtain accurate market-based valuations;
•the ability of securities dealers to make markets in relevant securities and loans;
•loan values relative to the value of the underlying real estate assets;
•default rates on the loans underlying our investments and the amount of the related losses, and credit losses with respect to our investments;
•prepayment and repayment rates, delinquency rates and legislative/regulatory changes with respect to our investments, and the timing and amount of servicer advances;
•the availability and cost of quality Servicing Partners, and advance, recovery and recapture rates;
•competition;

•the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;
•unemployment rates; and
•the attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

As of June 30, 2020, 25.0% and 22.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.4% and 7.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states, including California and Florida, have recently reported increasing rates of COVID-19 infections. As of June 30, 2020, 34.9% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.1% was located in the Southeastern U.S., 22.6% was located in the Northeastern U.S., 11.0% was located in the Midwestern U.S. and 5.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2020, 51.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 49.0% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our term loan facility places restrictions on us and our subsidiaries, and an event of default would adversely affect our operations and our ability to satisfy other debt obligations.

The three-year senior secured term loan facility agreement entered into on May 19, 2020 (the “2020 Term Loan”) contains, and any future indebtedness we may incur may contain, various negative covenants that restrict among other things, our and certain of our subsidiaries’ ability to:

•incur, assume or guarantee additional indebtedness;
•create, incur or assume liens;
•enter into agreements that prohibit the creation or assumption of liens;
•prepay certain unsecured or subordinated debt or modifying the terms of such debt;
•pay dividends or make distributions to our stockholders, or repurchase or redeem capital stock;
•make investments or acquisitions;
•merge or consolidate with other companies or sell or transfer all or substantially all of the equity interests or assets of certain of our subsidiaries or the equity interests or assets constituting a business unit, line of business or division;
•enter into transactions with affiliates;
•engage in new lines of business; and
•amend organizational documents.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities, repurchase shares of our common stock or finance future operations or capital needs. If we are unable to comply with these restrictive covenants and we fail to remedy or avoid a default as permitted under the 2020 Term Loan or other applicable debt arrangement, there would be an “event of default” under the 2020 Term Loan or such arrangement, as applicable.

Other events of default under the 2020 Term Loan include, without limitation, nonpayment of principal or interest, failure to comply with certain financial covenants requiring the maintenance of minimum tangible net worth and cash liquidity, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness. Upon the occurrence of any event of default under the 2020 Term Loan, the lenders:

•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;
•could require us to apply all of our available cash to repay these borrowings; or
•could prevent us from making payments on other debt obligations, any of which could result in an event of default under such obligations.

An event of default under the 2020 Term Loan may also trigger a cross-default event of default on a material portion of our other indebtedness, which would permit certain of our other lenders to accelerate our outstanding borrowings with such lenders.

In addition, if we were unable to repay the amounts outstanding under 2020 Term Loan, the lenders and holders of such debt could proceed against the collateral granted to secure the 2020 Term Loan. We have pledged the equity interests in subsidiaries that hold, directly or indirectly, a significant portion of our consolidated assets as collateral to secure such indebtedness. If the lenders under our 2020 Term Loan accelerate the repayment of borrowings, we may not have sufficient assets to repay the 2020 Term Loan and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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

The final Basel FRTB Ruling, which raised capital charges for bank holders of ABS, CMBS and Non-Agency RMBS beginning in 2019, could adversely impact available trading liquidity and access to financing.

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

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no established process to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

The securitization of any loans that we originate and/or service subject us to various risks that may increase our compliance costs and adversely impact our financial results, including:
•compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification and repurchase provisions;
•reliance on programs administered by, the GSEs, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

In connection with certain MSR acquisitions, servicing is transferred from the seller to a subservicer appointed by us. The ability to integrate and service the assets acquired will depend in large part on the success of our subservicer’s integration of expanded servicing capabilities with its current operations. We may fail to realize some or all of the anticipated benefits of these transactions if the integration process takes longer, or is more costly, than expected. Potential difficulties we may encounter during the integration process with the assets acquired in MSR acquisitions involving servicing transfers include, but are not limited to, the following:

•the integration of the portfolio into our applicable subservicer’s information technology platforms and servicing systems;
•the quality of servicing during any interim servicing period after we purchase the portfolio but before our applicable subservicer assumes servicing obligations from the seller or its agents;
•the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;
•incomplete or inaccurate files and records;
•the retention of existing customers;
•the creation of uniform standards, controls, procedures, policies and information systems;
•the occurrence of unanticipated expenses; and
•potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

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

NRM and NewRez’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, NewRez and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

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

In addition, NewRez is an approved issuer of mortgage-backed securities guaranteed by Ginnie Mae and services the mortgage loans related to such securities (“Ginnie Mae Issuer”). As an approved Ginnie Mae Issuer, NewRez is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by Ginnie Mae in order to maintain its approvals. Should NewRez fail to maintain Ginnie Mae approval, we may be unable to purchase or hold MSRs associated with Ginnie Mae loans, which could limit our potential business activities.

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

We hold investments in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

•We have limited experience acquiring MSRs and operating a servicer. Although ownership of MSRs and the operation of a servicer includes many of the same risks as our other target assets and business activities, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate MSR investments into our business operations.
•As of today, we rely on subservicers to subservice the mortgage loans underlying our MSRs on our behalf. We are generally responsible under the applicable Servicing Guidelines for any subservicer’s non-compliance with any such applicable Servicing Guideline. In addition, there is a risk that our current subservicers will be unwilling or unable to continue subservicing on our behalf on terms favorable to us in the future. In such a situation, we may be unable to locate a replacement subservicer on favorable terms.
•NRM and NewRez’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s or NewRez’s existing approvals or pending applications by one or more entities or agencies.
•NRM and NewRez are presently licensed, approved, or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.
•Changes in minimum servicing compensation for Agency loans could occur at any time and could negatively impact the value of the income derived from any MSRs that we hold or may acquire in the future.
•Investments in MSRs are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell any MSRs in the future should we desire to do so.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we have engaged and may in the future engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in interests in MSRs, consumer loans, and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and
•to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

Our common stock began trading on the NYSE in May 2013, and our preferred stock began trading on the NYSE in July 2019. There can be no assurance that an active trading market for our common and preferred stock will be sustained in the future, and the market price of our common and preferred stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•a shift in our investor base;
•our quarterly or annual earnings and cash flows, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•market performance of affiliates and other counterparties with whom we conduct business;
•the operating and stock price performance of other comparable companies;
•our failure to qualify as a REIT, maintain our exemption under the 1940 Act or satisfy the NYSE listing requirements;
•negative public perception of us, our competitors or industry;
•overall market fluctuations; and
•general economic conditions.

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

•a classified board of directors with staggered three-year terms;
•provisions regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors for cause only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•provisions regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;
•our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;
•advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;
•a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election; and
•a requirement in our bylaws specifically denying the ability of our stockholders to consent in writing to take any action in lieu of taking such action at a duly called annual or special meeting of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1*	Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2*	Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3*	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4*	Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5*	Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6*	Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7*	Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8*	Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9*	Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10	Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11	Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.12	Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.12 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.13	Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.13 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.14	Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

Exhibit Number	Exhibit Description

2.15	Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16	Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17	Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18	Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19	Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.19 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.20	Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.20 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.21	Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.21 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.22	Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.23	Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.5	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

Exhibit Number	Exhibit Description

4.3	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.4	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.5	Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.6	Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.7	Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.8	Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9	Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.10	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.11	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.12	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.14	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

Exhibit Number	Exhibit Description

4.15	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.16	Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17	Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.18	Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.19	Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.20	Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.21	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

Exhibit Number	Exhibit Description

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

Exhibit Number	Exhibit Description

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.48#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.51	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.52#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.53#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.54#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

Exhibit Number	Exhibit Description

10.55#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.56	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.57	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among New Residential Investment Corp., as Parent and the Borrower, and Certain Subsidiaries of New Residential Investment Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent

10.58	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent

10.59	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns

10.60	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns

10.61	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns

10.62	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns

10.63	Registration Rights Agreement, dated May 19, 2020, by and among New Residential Investment Corp. and the Investors set forth on Schedule 1 thereto

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Portions of this exhibit have been omitted.
The following second amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.37 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•Second Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of March 31, 2016.
•Second Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of March 31, 2016.
•Second Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

July 24, 2020

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

July 24, 2020