Form 10-Q
period 2020-09-30
New Residential Investment Corp.
filed 2020-10-29
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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
Common stock, $0.01 par value per share: 415,744,518 shares outstanding as of October 21, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets, including the impact on the value of our assets;
•changes to our business and investment strategy;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;
•how COVID-19 may affect us, our operations and personnel;
•the forbearance program included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and related funding for servicing advances, the sources, adequacy and availability of financing to fund advances;
•reductions in the value of, or cash flows received from, our investments;
•the quality and size of the investment pipeline and our ability to take advantage of investment opportunities at attractive risk-adjusted prices;
•the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•our ability to deploy capital accretively and the timing of such deployment;
•our counterparty concentration and default risks in Nationstar Mortgage LLC (d/b/a Mr. Cooper, “Mr. Cooper”), LoanCare, LLC (“LoanCare”), OneMain Holdings, Inc. (“OneMain”), PHH Mortgage Corporation (“PHH”) and other third parties;
•events, conditions or actions that might occur at Mr. Cooper, LoanCare, OneMain, PHH and other third parties, as well as the continued effect of prior events;
•a lack of liquidity surrounding our investments, which could impede our ability to vary our portfolio in an appropriate manner;
•the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolios;
•the risks related to our origination and servicing operations;
•the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advance receivables, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;
•changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our MSRs or Excess MSRs;

•the risk that projected recapture rates on the loan pools underlying our MSRs or Excess MSRs are not achieved;
•servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs;
•impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities or loans are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•the relative spreads between the yield on the assets in which we invest and the cost of financing;
•adverse changes in the financing markets we access affecting our ability to finance our investments on attractive terms, or at all;
•risks associated with our senior unsecured notes, including, but not limited to, default risk and covenants that restrict certain activities by our subsidiaries and us;
•changing risk assessments by lenders that potentially lead to increased margin calls, not extending our secured financing agreements or other financings in accordance with their current terms or not entering into new financings with us;
•changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•the availability and terms of capital for future investments;
•changes in economic conditions generally and the real estate and bond markets specifically;
•competition within the finance and real estate industries;
•the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by Fannie Mae or the Freddie Mac or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and the potentially onerous consequences that any failure to maintain such qualification would have on our business;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and the fact that maintaining such exclusion imposes limits on our operations;
•the impact of current or future legal proceedings and regulatory investigations and inquiries;
•the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest; and
•effects of the completed merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about New Residential Investment Corp. (the “Company,” “New Residential” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Excess mortgage servicing rights assets, at fair value	$435,982	$505,343
Mortgage servicing rights, at fair value	3,651,805	3,967,960
Mortgage servicing rights financing receivables, at fair value	1,129,819	1,718,273
Servicer advance investments, at fair value(A)	535,760	581,777
Real estate and other securities	10,830,067	19,477,728
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,440,910	1,753,251
Residential mortgage loans, held-for-sale (includes $4,358,473 and $4,613,612 at fair value at September 30, 2020 and December 31, 2019, respectively)	4,936,826	6,042,664
Residential mortgage loans subject to repurchase(B)	1,458,325	172,336
Cash and cash equivalents(A)	841,022	528,737
Restricted cash(A)	180,554	162,197
Servicer advances receivable	2,857,040	3,301,374
Trades receivable	946,321	5,256,014
Other assets(A)	1,161,933	1,395,800
	$30,406,364	$44,863,454
Liabilities and Equity
Liabilities
Secured financing agreements	$14,666,868	$27,916,225
Secured notes and bonds payable (includes $1,756,632 and $659,738 at fair value at September 30, 2020 and December 31, 2019, respectively)(A)	7,733,648	7,720,148
Residential mortgage loan repurchase liability(B)	1,458,325	172,336
Unsecured senior notes, net of issuance costs	541,758	—
Trades payable	210	902,081
Due to affiliates	9,545	103,882
Dividends payable	69,541	211,732
Accrued expenses and other liabilities(A)	497,838	600,790
	24,977,733	37,627,194
Commitments and Contingencies
Equity
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
7.50% Series A Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 6,210,000 and 6,210,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	150,026	150,026
7.125% Series B Preferred Stock, $0.01 par value, 11,500,000 shares authorized, 11,300,000 and 11,300,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	273,418	273,418
6.375% Series C Preferred Stock, $0.01 par value, 16,100,000 shares authorized, 16,100,000 and 0 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	389,548	—
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 415,744,518 and 415,520,780 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,158	4,156
Additional paid-in capital	5,554,559	5,498,226
Retained earnings (accumulated deficit)	(1,094,589)	549,733
Accumulated other comprehensive income (loss)	52,074	682,151
Total New Residential stockholders’ equity	5,329,194	7,157,710
Noncontrolling interests in equity of consolidated subsidiaries	99,437	78,550
Total Equity	5,428,631	7,236,260
	$30,406,364	$44,863,454
(A)See Note 13 regarding consolidated VIEs.
(B)See Note 8 for details.
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Interest income	$233,848	$448,127	$868,419	$1,303,041
Servicing revenue, net of change in fair value of $(395,064), $(228,405), $(1,485,472), and $(619,914), respectively	(43,929)	53,050	(459,313)	133,366
Gain on originated mortgage loans, held-for-sale, net	495,098	126,747	984,818	294,935
	685,017	627,924	1,393,924	1,731,342
Expenses
Interest expense	130,528	245,902	463,786	686,738
General and administrative expenses	316,560	193,580	859,601	525,289
Management fee to affiliate	22,482	20,678	66,682	58,261
Incentive compensation to affiliate	—	36,307	—	49,265
	469,570	496,467	1,390,069	1,319,553
Other Income (Loss)
Change in fair value of investments	89,092	2,212	(374,408)	(55,534)
Gain (loss) on settlement of investments, net	(94,457)	133,670	(968,995)	96,385
Earnings from investments in consumer loans, equity method investees	—	(2,547)	—	(890)
Other income (loss), net	5,385	(30,695)	(34,635)	(27,234)
	20	102,640	(1,378,038)	12,727
Impairment
Provision (reversal) for credit losses on securities	(3,849)	5,567	15,166	21,942
Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”)	14,584	(10,690)	118,504	8,042
	10,735	(5,123)	133,670	29,984
Income (Loss) Before Income Taxes	204,732	239,220	(1,507,853)	394,532
Income tax expense (benefit)	100,812	(5,440)	(48,647)	18,980
Net Income (Loss)	$103,920	$244,660	$(1,459,206)	$375,552
Noncontrolling Interests in Income of Consolidated Subsidiaries	$11,640	$14,738	$34,118	$31,979
Dividends on Preferred Stock	$14,359	$5,338	$39,938	$5,338
Net Income (Loss) Attributable to Common Stockholders	$77,921	$224,584	$(1,533,262)	$338,235
Net Income (Loss) Per Share of Common Stock
Basic	$0.19	$0.54	$(3.69)	$0.83
Diluted	$0.19	$0.54	$(3.69)	$0.83
Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,744,518	415,520,780	415,665,441	406,521,273
Diluted	420,968,626	415,588,238	415,665,441	406,671,972

Dividends Declared per Share of Common Stock	$0.15	$0.50	$0.30	$1.50

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Comprehensive income (loss), net of tax
Net income (loss)	$103,920	$244,660	$(1,459,206)	$375,552
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	17,535	109,668	108,308	469,183
Reclassification of net realized (gain) loss on securities into earnings	3,809	(89,436)	(738,385)	(179,280)
	21,344	20,232	(630,077)	289,903
Total comprehensive income (loss)	$125,264	$264,892	$(2,089,283)	$665,455
Comprehensive income (loss) attributable to noncontrolling interests	$11,640	$14,738	$34,118	$31,979
Dividends on preferred stock	$14,359	$5,338	$39,938	$5,338
Comprehensive income (loss) attributable to common stockholders	$99,265	$244,816	$(2,163,339)	$628,138

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972
Dividends declared on common stock, $0.15 per share	—	—	—	—	—	(62,362)	—	(62,362)	—	(62,362)
Dividends declared on preferred stock	—	—	—	—	—	(14,359)	—	(14,359)	—	(14,359)
Capital contributions	—	—	—	—	—	—	—	—	25	25
Capital distributions	—	—	—	—	—	—	—	—	(8,909)	(8,909)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	92,280	—	92,280	11,640	103,920
Net unrealized gain (loss) on securities	—	—	—	—	—	—	17,535	17,535	—	17,535
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	3,809	3,809	—	3,809
Total comprehensive income (loss)								113,624	11,640	125,264
Balance at September 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,094,589)	$52,074	$5,329,194	$99,437	$5,428,631

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	—	$—	415,520,780	$4,156	$5,498,226	$528,889	$686,694	$6,717,965	$82,865	$6,800,830
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(207,760)	—	(207,760)	—	(207,760)
Dividends declared on preferred stock	—	—	—	—	—	(5,338)	—	(5,338)	—	(5,338)
Capital contributions	—	—	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	—	—	(13,951)	(13,951)
Issuance of preferred stock	17,510,000	423,444	—	—	—	—	—	423,444	—	423,444
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	229,922	—	229,922	14,738	244,660
Net unrealized gain (loss) on securities	—	—	—	—	—	—	109,668	109,668	—	109,668
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(89,436)	(89,436)	—	(89,436)
Total comprehensive income (loss)								250,154	14,738	264,892
Balance at September 30, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$545,713	$706,926	$7,178,465	$83,652	$7,262,117

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13 (See Note 1)	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.30 per share	—	—	—	—	—	(124,718)	—	(124,718)	—	(124,718)
Dividends declared on preferred stock	—	—	—	—	—	(39,938)	—	(39,938)	—	(39,938)
Capital contributions	—	—	—	—	—	—	—	—	1,818	1,818
Capital distributions	—	—	—	—	—	—	—	—	(31,844)	(31,844)
Issuance of common stock	—	—	97,394	1	1,661	—	—	1,662	—	1,662
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,493,324)	—	(1,493,324)	34,118	(1,459,206)
Net unrealized gain (loss) on securities	—	—	—	—	—	—	108,308	108,308	—	108,308
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(738,385)	(738,385)	—	(738,385)
Total comprehensive income (loss)								(2,123,401)	34,118	(2,089,283)
Balance at September 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,094,589)	$52,074	$5,329,194	$99,437	$5,428,631

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock, $1.50 per share	—	—	—	—	—	(623,235)	—	(623,235)	—	(623,235)
Dividends declared on preferred stock	—	—	—	—	—	(5,338)	—	(5,338)	—	(5,338)
Capital distributions	—	—	—	—	—	—	—	—	(38,952)	(38,952)
Issuance of common stock	—	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Issuance of preferred stock	17,510,000	423,444	—	—	—	—	—	423,444	—	423,444
Option exercise	—	—	348,613	3	(3)	—	—	—	—	—
Director share grants	—	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	343,573	—	343,573	31,979	375,552
Net unrealized gain (loss) on securities	—	—	—	—	—	—	469,183	469,183	—	469,183
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(179,280)	(179,280)	—	(179,280)
Total comprehensive income (loss)								633,476	31,979	665,455
Balance at September 30, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$545,713	$706,926	$7,178,465	$83,652	$7,262,117

See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net income	$(1,459,206)	$375,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in excess mortgage servicing rights assets	14,675	(2,666)
Change in fair value of investments in mortgage servicing rights financing receivables	245,906	133,200
Change in fair value of servicer advance investments	(431)	(15,932)
Change in fair value of residential mortgage loans, at fair value	108,306	(75,095)
Change in fair value of secured notes and bonds payable	(535)	—
Change in fair value of investments in real estate and other securities	531	(9,010)
(Gain) loss on settlement of investments, net	904,200	(104,917)
(Gain) loss on sale of originated mortgage loans, net	(984,818)	(294,935)
Earnings from investments in consumer loans, equity method investees	—	890
(Gain) loss on extinguishment of debt	64,795	8,532
Change in fair value of derivative instruments	(4,213)	25,037
Change in fair value of contingent consideration	5,949	7,430
Change in fair value of investments in consumer loans, held-for-investment	9,634	—
Change in fair value of equity investments	52,413	659
(Gain) loss on transfer of loans to REO	(5,010)	(7,814)
(Gain) loss on transfer of loans to other assets	773	378
(Gain) loss on Excess MSR recapture agreements	12,191	(1,771)
(Gain) loss on Ocwen common stock	(221)	(3,134)
Accretion and other amortization	(127,456)	(298,933)
Provision for credit losses on securities	15,166	21,942
Valuation and credit loss provision on loans and real estate owned	118,504	8,042
Non-cash portions of servicing revenue, net	1,485,472	619,914
Non-cash directors’ compensation	1,211	1,055
Deferred tax provision	(42,439)	18,080
Changes in:
Servicer advances receivable	470,221	366,426
Other assets	154,969	(509,745)
Due to affiliates	(94,337)	(41,920)
Accrued expenses and other liabilities	(186,705)	263,420
Other operating cash flows:
Interest and distributions received from excess mortgage servicing rights assets	27,415	26,942
Interest received from servicer advance investments	14,183	22,212
Interest received from Non-Agency RMBS	137,000	203,309
Interest received from residential mortgage loans, held-for-investment	3,907	6,697
Interest received from consumer loans, held-for-investment	—	23,789
Distributions of earnings from consumer loan equity method investees	—	1,178
Purchases of residential mortgage loans, held-for-sale	(2,390,498)	(6,002,975)
Origination of residential mortgage loans, held-for-sale	(36,801,062)	(10,424,325)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	39,908,942	13,046,546
Principal repayments from purchased residential mortgage loans, held-for-sale	226,436	295,584
Net cash provided by (used in) operating activities	1,885,868	(2,316,358)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Investing Activities
Purchase of servicer advance investments	(991,289)	(1,255,306)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(530,657)	(1,365,333)
Purchase of Agency RMBS	(18,584,357)	(25,212,307)
Purchase of Non-Agency RMBS	(56,515)	(689,308)
Purchase of real estate owned and other assets	(5,347)	(44,539)
Purchase of investment in consumer loans, equity method investees	—	(63,969)
Draws on revolving consumer loans	(25,008)	(42,231)
Payments for settlement of derivatives	(160,465)	(283,037)
Return of investments in excess mortgage servicing rights assets	40,101	55,968
Return of investments in consumer loans, equity method investees	—	55,848
Principal repayments from servicer advance investments	1,036,634	1,402,187
Principal repayments from Agency RMBS	838,200	987,523
Principal repayments from Non-Agency RMBS	358,322	996,396
Principal repayments from residential mortgage loans	100,433	83,483
Proceeds from sale of residential mortgage loans	—	41,308
Principal repayments from consumer loans	176,125	203,607
Proceeds from MSRs and MSR financing receivables	64,623	21,306
Proceeds from sale of mortgage servicing rights	10,452	1,047
Proceeds from sale of mortgage servicing rights financing receivables	3,708	15,575
Proceeds from sale of excess mortgage servicing rights	144	114
Proceeds from sale of Agency RMBS	23,249,507	17,998,736
Proceeds from sale of Non-Agency RMBS	5,292,717	1,664,017
Proceeds from settlement of derivatives	65,650	74,724
Proceeds from sale of real estate owned	84,733	103,258
Net cash provided by (used in) investing activities	10,967,711	(5,250,933)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Financing Activities
Repayments of secured financing agreements	(113,038,497)	(144,545,608)
Repayments of warehouse credit facilities	(40,782,950)	—
Margin deposits under secured financing agreements and derivatives	(3,519,989)	(2,913,627)
Proceeds for issuance of term loan	592,400
Repayment of term loan	(600,000)	—
Proceeds for issuance of unsecured senior notes	544,400	—
Repayments of secured notes and bonds payable	(7,040,542)	(7,306,541)
Deferred financing fees	(31,863)	(7,821)
Common stock dividends paid	(270,117)	(600,027)
Preferred Stock dividends paid	(36,730)	—
Borrowings under secured financing agreements	101,149,869	152,101,817
Borrowings under warehouse credit facilities	39,427,045	—
Return of margin deposits under secured financing agreements and derivatives	3,717,645	2,589,160
Borrowings under secured notes and bonds payable	7,057,202	7,600,342
Issuance of preferred stock	389,548	423,444
Issuance of common stock	1,734	752,217
Costs related to issuance of common stock	(72)	(824)
Noncontrolling interests in equity of consolidated subsidiaries - contributions	1,818	—
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(31,844)	(38,952)
Payment of contingent consideration	(51,994)	—
Net cash provided by (used in) financing activities	(12,522,937)	8,053,580

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	330,642	486,289

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	690,934	415,078

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,021,576	$901,367

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$450,792	$643,349
Cash paid during the period for income taxes	105	1,208
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$62,362	$213,098
Preferred dividends declared but not paid	14,359	5,338
Warrants issued with term loan	53,462	—
Purchase of investments, primarily Agency and Non-Agency RMBS, settled after quarter-end	210	2,536,188
Sale of investments, primarily Non-Agency RMBS, settled after quarter-end	946,321	4,487,772
Transfer from residential mortgage loans to real estate owned and other assets	56,297	70,080
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	—	38,842
Non-cash distributions from LoanCo	—	21,314
MSR purchase price holdback	(45,014)	1,963
Real estate securities retained from loan securitizations	518,515	454,310
Residential mortgage loans subject to repurchase	1,458,325	168,532
See notes to condensed consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. New Residential is an independent publicly traded real estate investment trust (“REIT”) primarily focused on investing in residential mortgage related assets and is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.”

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 18, Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

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

NewRez currently originates, sells and securitizes, or has in the past originated, sold, and securitized, conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by NewRez. NRM and NewRez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac.

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. See Note 16 for additional information.

As of September 30, 2020, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of September 30, 2020. In addition, Fortress, through its affiliates, held options relating to approximately 10.9 million shares of New Residential’s common stock as of September 30, 2020.

Interim Financial Statements

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the condensed consolidated statements of cash flows

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Beginning in the second quarter of 2020, the Company changed its presentation of certain balance sheet and income statement line items to better reflect changes in the business and how the Company is viewed and managed. As a result, the presentation of certain prior period amounts have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

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

The Company believes the estimates and assumptions underlying its condensed consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments (“CECL”). The standard requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for purchased credit deteriorated assets and available-for-sale securities, which requires the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The standard provides an option to elect the fair value option for certain investments as an alternative to adopting ASU 2016-13. Lastly, an entity is required to apply ASU 2016-13 using the modified retrospective approach which requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The standard was effective for New Residential in the first quarter of 2020. Upon adoption of the standard, New Residential elected the fair value option on its held for investment residential mortgage and consumer loans portfolios. As a result, the Company recognized a positive adjustment of $13.7 million to retained earnings, composed of a $19.7 million increase attributable to the change in the fair value of consumer loans, net of noncontrolling interests, partially offset by a $6.0 million decrease attributable to the change in fair value of residential mortgage loans. For servicer advance receivables, the Company determined credit-related losses are not significant because of the contractual relationships with the agencies. For other assets, primarily trade receivables, the Company determined that these are short-term in nature (less than one year), and the estimated credit-related losses over the life of these receivables are not significant.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact the adoption of this standard would have on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Topic 815). The standard simplifies the accounting for convertible instruments by reducing the number of accounting models. A convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The standard also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-16 is effective for New Residential beginning in the first quarter of 2022 with early adoption permitted beginning in 2021. The Company is currently evaluating the impact the adoption of this standard would have on its condensed consolidated financial statements.

2.    OTHER INCOME (LOSS), GENERAL AND ADMINISTRATIVE, OTHER ASSETS AND LIABILITIES

Change in fair value of investments — This item is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Excess mortgage servicing rights	$(664)	$2,407	$(11,773)	$(1,421)
Excess mortgage servicing rights, equity method investees	(393)	4,751	(2,902)	4,087
Mortgage servicing rights financing receivables	(20,275)	(41,410)	(245,906)	(133,200)
Servicer advance investments	3,143	6,641	431	15,932
Real estate and other securities	27,663	(5,054)	(531)	9,010
Residential mortgage loans	56,940	(6,512)	(108,306)	75,095
Consumer loans held-for-investment	(411)	—	(9,634)	—
Derivative instruments	23,089	41,389	4,213	(25,037)
	$89,092	$2,212	$(374,408)	$(55,534)

Gain (Loss) on Settlement of Investments, Net — This item is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) on sale of real estate securities	$7,658	$95,003	$(753,551)	$201,222
Gain (loss) on sale of acquired residential mortgage loans	923	43,648	(8,343)	53,405
Gain (loss) on settlement of derivatives	(23,192)	(14,147)	(133,099)	(152,424)
Gain (loss) on liquidated residential mortgage loans	165	(198)	2,546	(3,320)
Gain (loss) on sale of REO	1,016	(3,169)	2,632	(9,445)
Gain (loss) on extinguishment of debt	(66,256)	—	(64,795)	(8,532)
Gain (loss) on Excess MSR recapture agreements	(13,381)	529	(12,191)	1,771
Other gains (losses)	(1,390)	12,004	(2,194)	13,708
	$(94,457)	$133,670	$(968,995)	$96,385

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Other Income (Loss), Net — This item is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss) on secured notes and bonds payable	$(5,611)	$(2,647)	$535	$(5,248)
Unrealized gain (loss) on contingent consideration	(2,079)	(2,703)	(5,949)	(7,430)
Unrealized gain (loss) on equity investments	(4,716)	(500)	(52,413)	(659)
Gain (loss) on transfer of loans to REO	703	1,230	5,010	7,814
Gain (loss) on transfer of loans to other assets	(512)	(101)	(773)	(378)
Gain (loss) on Ocwen common stock	4,342	(1,103)	221	3,134
Provision for servicing losses	(3,734)	25	(19,764)	(901)
Rental and ancillary revenue	23,670	—	63,346	—
Other income (loss)	(6,678)	(24,896)	(24,848)	(23,566)
	$5,385	$(30,695)	$(34,635)	$(27,234)

General and Administrative Expenses, Loan Servicing Expense and Subservicing Expense — General and administrative expenses are expensed as incurred and primarily include employee compensation, legal and professional fees, insurance premiums, and other costs. Loan servicing and subservicing expenses are expensed as incurred.

General and Administrative Expenses is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and benefits expense	$68,595	$30,494	$179,434	$87,219
Compensation and benefits expense, origination	98,542	44,270	232,968	112,977
Legal and professional expense	22,209	16,442	63,798	46,352
Loan origination expense	29,935	17,882	75,970	42,349
Occupancy expense	9,356	5,114	26,195	14,079
Subservicing expense	55,376	52,875	159,679	147,763
Loan servicing expense	8,311	7,192	23,313	26,167
Other(A)	24,236	19,311	98,244	48,383
	$316,560	$193,580	$859,601	$525,289

(A)Represents miscellaneous general and administrative expenses.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Other Assets and Other Liabilities — Other assets and liabilities are composed of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Margin receivable, net(A)	$48,050	$280,176	MSR purchase price holdback	$31,167	$75,348
Servicing fee receivables	113,994	159,607	Interest payable	33,195	68,668
Due from servicers	92,500	163,961	Accounts payable	120,116	119,771
Principal and interest receivable	64,391	85,191	Derivative liabilities (Note 10)	37,820	6,885
Equity investments(B)	59,771	114,763	Due to servicers	65,212	85,728
Other receivables	109,530	117,045	Due to Agencies	25,659	42,118
Real Estate Owned	49,872	93,672	Contingent Consideration	13,628	55,222
Single-family rental properties	25,570	24,133	Accrued compensation and benefits	71,184	41,228
Goodwill(C)	29,468	29,737	Excess spread financing, at fair value	20,129	31,777
Notes Receivable(D)	50,516	37,001	Operating lease liabilities	31,901	38,520
Warrants, at fair value	22,799	28,042	Reserve for sales recourse	9,624	12,549
Recovery asset	15,310	23,100	Reserve for servicing losses	19,657	—
Property and equipment	27,279	18,018	Other liabilities	18,546	22,976
Receivable from government agency(E)	16,823	19,670		$497,838	$600,790
Intangible assets	35,074	40,963
Prepaid expenses	21,757	19,249
Operating lease right-of-use assets	27,218	32,120
Derivative assets (Note 10)	255,496	41,501
Ocwen common stock, at fair value	8,172	7,952
Deferred tax asset, net	49,545	8,669
Other assets	38,798	51,230
	$1,161,933	$1,395,800
(A)Represents collateral posted as a result of changes in fair value of our 1) real estate securities securing our secured financing agreements and 2) derivative instruments.
(B)Represents equity investments in funds that invest in 1) a commercial redevelopment project, 2) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value (“NAV”) of New Residential’s investment and as an equity method investment, respectively. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and DGG RE Investments d/b/a Guardian Asset Management LLC (“Guardian”).
(D)Represents a subordinated debt facility to Covius.
(E)Represents claims receivable from the FHA on early buyout (“EBO”) and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

As a result of the economic uncertainties arising from the COVID-19 pandemic, the impact of the uncertainty on the financial and mortgage-related asset markets, and the associated decreases in the Company’s common and preferred stock prices, the Company performed a qualitative impairment analysis for goodwill and intangible assets. Based on the analysis, the Company determined no impairment had occurred during the nine months ended September 30, 2020. Such analysis required management to assess current and future market conditions. Given the uncertainty inherent in the analysis, heightened by the possibility of unforeseen effects of COVID-19, actual results may differ from assumptions used, or conditions may change,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

which could result in impairment charges in the future. In the event that the Company concludes that all or a portion of its goodwill or intangible asset is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital.

Accretion and Other Amortization — As reflected on the condensed consolidated statements of cash flows, this item is composed of the following:

	Nine Months Ended September 30,
	2020	2019
Accretion of net discount on securities and loans	$81,112	$266,467
Accretion of servicer advances receivable discount and servicer advance investments	38,967	18,290
Accretion of excess mortgage servicing rights income	25,177	18,203
Amortization of deferred financing costs	(12,352)	(2,984)
Amortization of discount on secured notes and bonds payable	(379)	(1,043)
Amortization of discount on term loan	(5,069)	—
	$127,456	$298,933

Real estate owned (REO)

New Residential recognizes REO assets at the completion of the foreclosure process or upon execution of a deed in lieu of foreclosure with the borrower.

Real Estate Owned
Balance at December 31, 2019	$93,672
Purchases	3,910
Transfer of loans to REO	31,764
Sales(A)	(82,100)
Valuation (provision) reversal on REO	2,626
Balance at September 30, 2020	$49,872

(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2020, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $437.8 million.

In addition, New Residential has recognized $16.5 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

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

Summary financial data on New Residential’s segments is given below, together with a reconciliation to the same data for New Residential as a whole:

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2020
Interest income	$17,407	$373	$91,576	$—	$109,356	$61,034	$33,913	$29,545	$—	$233,848
Servicing revenue, net	(3,767)	111,420	(80,987)	(70,595)	(43,929)	—	—	—	—	(43,929)
Gain on originated mortgage loans, held-for-sale, net	445,578	346	10,184	38,990	495,098	—	—	—	—	495,098
Total revenues	459,218	112,139	20,773	(31,605)	560,525	61,034	33,913	29,545	—	685,017
Interest expense	10,977	90	59,650	—	70,717	15,652	19,326	5,809	19,024	130,528
G&A and other	136,086	81,767	149,426	(70,595)	296,684	930	10,361	3,361	27,706	339,042
Total operating expenses	147,063	81,857	209,076	(70,595)	367,401	16,582	29,687	9,170	46,730	469,570
Other income (loss)	123	—	(19,753)	—	(19,630)	36,941	44,699	(5,240)	(56,750)	20
Impairment	—	—	218	—	218	(3,849)	14,366	—	—	10,735
Income (loss) before income taxes(B)	312,278	30,282	(208,274)	38,990	173,276	85,242	34,559	15,135	(103,480)	204,732
Income tax expense (benefit)	71,304	6,044	15,682	—	93,030	—	7,783	(1)	—	100,812
Net income (loss)	$240,974	$24,238	$(223,956)	$38,990	$80,246	$85,242	$26,776	$15,136	$(103,480)	$103,920
Noncontrolling interests in income (loss) of consolidated subsidiaries	$4,840	$—	$2,612	$—	$7,452	$—	$—	$4,188	$—	$11,640
Dividends on preferred stock	$—	$—	$—	$—	$—	$—	$—	$—	$14,359	$14,359
Net income (loss) attributable to common stockholders	$236,134	$24,238	$(226,568)	$38,990	$72,794	$85,242	$26,776	$10,948	$(117,839)	$77,921

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2020
Interest income	$43,105	$8,975	$299,315	$—	$351,395	$278,702	$141,118	$97,204	$—	$868,419
Servicing revenue, net	(6,843)	295,047	(591,004)	(156,513)	(459,313)	—	—	—	—	(459,313)
Gain on originated mortgage loans, held-for-sale, net	885,730	948	65,424	26,054	978,156	—	6,662	—	—	984,818
Total revenues	921,992	304,970	(226,265)	(130,459)	870,238	278,702	147,780	97,204	—	1,393,924
Interest expense	30,071	397	178,027	—	208,495	141,340	67,570	18,691	27,690	463,786
G&A and other	338,760	220,026	374,868	(156,513)	777,141	8,128	46,395	10,947	83,672	926,283
Total operating expenses	368,831	220,423	552,895	(156,513)	985,636	149,468	113,965	29,638	111,362	1,390,069
Other income (loss)	497	499	(267,351)	—	(266,355)	(881,261)	(110,896)	(16,007)	(103,519)	(1,378,038)
Impairment	—	—	127	—	127	15,166	118,377	—	—	133,670
Income (loss) before income taxes(B)	553,658	85,046	(1,046,638)	26,054	(381,880)	(767,193)	(195,458)	51,559	(214,881)	(1,507,853)
Income tax expense (benefit)	138,304	21,244	(143,824)	—	15,724	—	(64,501)	130	—	(48,647)
Net income (loss)	$415,354	$63,802	$(902,814)	$26,054	$(397,604)	$(767,193)	$(130,957)	$51,429	$(214,881)	$(1,459,206)
Noncontrolling interests in income (loss) of consolidated subsidiaries	$10,542	$—	$(44)	$—	$10,498	$—	$—	$23,620	$—	$34,118
Dividends on preferred stock	$—	$—	$—	$—	$—	$—	$—	$—	$39,938	$39,938
Net income (loss) attributable to common stockholders	$404,812	$63,802	$(902,770)	$26,054	$(408,102)	$(767,193)	$(130,957)	$27,809	$(254,819)	$(1,533,262)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2020
Investments	$2,843,720	$—	$5,753,366	$—	$8,597,086	$10,830,067	$2,887,350	$722,108	$—	$23,036,611
Cash and cash equivalents	99,321	50,942	406,965	—	557,228	160,764	4,681	7,195	111,154	841,022
Restricted cash	3,929	32,369	102,166	—	138,464	12,723	—	29,367	—	180,554
Other assets	369,988	191,398	4,466,009	—	5,027,395	1,005,847	193,394	59,968	32,105	6,318,709
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$3,328,794	$287,249	$10,733,598	$—	$14,349,641	$12,009,401	$3,085,425	$818,638	$143,259	$30,406,364
Debt	$2,612,817	$6,669	$5,980,900	$—	$8,600,386	$10,877,414	$2,241,607	$681,109	$541,758	$22,942,274
Other liabilities	165,022	63,657	1,661,193	—	1,889,872	9,633	45,696	5,425	84,833	2,035,459
Total liabilities	2,777,839	70,326	7,642,093	—	10,490,258	10,887,047	2,287,303	686,534	626,591	24,977,733
Total equity	550,955	216,923	3,091,505	—	3,859,383	1,122,354	798,122	132,104	(483,332)	5,428,631
Noncontrolling interests in equity of consolidated subsidiaries	18,365	—	42,946	—	61,311	—	—	38,126	—	99,437
Total New Residential stockholders’ equity	$532,590	$216,923	$3,048,559	$—	$3,798,072	$1,122,354	$798,122	$93,978	$(483,332)	$5,329,194
Investments in equity method investees	$—	$—	$139,351	$—	$139,351	$—	$—	$—	$—	$139,351

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2019
Interest income	$10,880	$8,847	$129,350	$—	$149,077	$184,933	$73,786	$40,331	$—	$448,127
Servicing revenue, net	(548)	54,646	18,588	(19,636)	53,050	—	—	—	—	53,050
Gain on originated mortgage loans, held-for-sale, net	104,126	348	15,554	(14,892)	105,136	—	21,611	—	—	126,747
Total revenues	114,458	63,841	163,492	(34,528)	307,263	184,933	95,397	40,331	—	627,924
Interest expense	10,359	264	59,056	—	69,679	123,023	45,707	7,493	—	245,902
G&A and other	67,708	41,850	80,522	(19,636)	170,444	1,839	11,662	3,965	62,655	250,565
Total operating expenses	78,067	42,114	139,578	(19,636)	240,123	124,862	57,369	11,458	62,655	496,467
Other income (loss)	(149)	—	(42,993)	—	(43,142)	116,081	33,541	(2,651)	(1,189)	102,640
Impairment	—	—	—	—	—	5,567	(16,553)	5,863	—	(5,123)
Income (loss) before income taxes(B)	36,242	21,727	(19,079)	(14,892)	23,998	170,585	88,122	20,359	(63,844)	239,220
Income tax expense (benefit)	9,674	5,799	(4,724)	—	10,749	—	(15,546)	(643)	—	(5,440)
Net income (loss)	$26,568	$15,928	$(14,355)	$(14,892)	$13,249	$170,585	$103,668	$21,002	$(63,844)	$244,660
Noncontrolling interests in income (loss) of consolidated subsidiaries	$2,457	$—	$1,684	$—	$4,141	$—	$—	$10,597	$—	$14,738
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$5,338	$5,338
Net income (loss) attributable to common stockholders	$24,111	$15,928	$(16,039)	$(14,892)	$9,108	$170,585	$103,668	$10,405	$(69,182)	$224,584

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2019
Interest income	$25,744	$23,181	$379,368	$—	$428,293	$557,895	$188,278	$128,575	$—	$1,303,041
Servicing revenue, net	(1,215)	146,730	34,400	(46,549)	133,366	—	—	—	—	133,366
Gain on originated mortgage loans, held-for-sale, net	228,881	681	37,169	(34,195)	232,536	—	62,399	—	—	294,935
Total revenues	253,410	170,592	450,937	(80,744)	794,195	557,895	250,677	128,575	—	1,731,342
Interest expense	24,012	737	183,299	—	208,048	330,992	122,180	25,518	—	686,738
G&A and other	169,980	118,329	217,860	(46,549)	459,620	4,124	28,945	18,396	121,730	632,815
Total operating expenses	193,992	119,066	401,159	(46,549)	667,668	335,116	151,125	43,914	121,730	1,319,553
Other income (loss)	808	—	(132,193)	—	(131,385)	31,677	118,244	(10,324)	4,515	12,727
Impairment	—	—	—	—	—	21,942	(16,557)	24,599	—	29,984
Income (loss) before income taxes(B)	60,226	51,526	(82,415)	(34,195)	(4,858)	232,514	234,353	49,738	(117,215)	394,532
Income tax expense (benefit)	16,075	13,753	(21,354)	—	8,474	—	11,048	(542)	—	18,980
Net income (loss)	$44,151	$37,773	$(61,061)	$(34,195)	$(13,332)	$232,514	$223,305	$50,280	$(117,215)	$375,552
Noncontrolling interests in income (loss) of consolidated subsidiaries	$4,407	$—	$4,466	$—	$8,873	$—	$—	$23,106	$—	$31,979
Dividends on Preferred Stock	$—	$—	$—	$—	$—	$—	$—	$—	$5,338	$5,338
Net income (loss) attributable to common stockholders	$39,744	$37,773	$(65,527)	$(34,195)	$(22,205)	$232,514	$223,305	$27,174	$(122,553)	$338,235

(A)Elimination of intercompany transactions primarily relate to servicing fees, loan sales, and MSR recaptures.
(B)Beginning in the third quarter of 2020, New Residential revised its methodology of allocating tax expense within the Servicing and Origination segments. Specifically, taxes are now allocated based on intercompany agreements rather than based on a more general pro rata approach, which better reflects the operating performance of each respective segment. The revised methodology has been applied consistently for all periods presented.

4.    INVESTMENTS IN EXCESS MORTGAGE SERVICING RIGHTS ASSETS

Excess mortgage servicing rights assets include New Residential’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. The table below summarizes the components of excess mortgage servicing rights assets as presented on the condensed consolidated balance sheets:

	September 30, 2020	December 31, 2019
Direct investments in Excess MSRs	$328,623	$379,747
Excess MSR Joint Ventures	107,359	125,596
Excess mortgage servicing rights assets, at fair value	$435,982	$505,343

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2019	$377,692	$2,055	$379,747
Interest income	25,167	9	25,176
Other income	(12,175)	—	(12,175)
Proceeds from repayments	(51,980)	(311)	(52,291)
Proceeds from sales	(61)	—	(61)
Change in fair value	(11,939)	166	(11,773)
Balance as of September 30, 2020	$326,704	$1,919	$328,623

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)Specialized Loan Servicing LLC (“SLS”).

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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	September 30, 2020							December 31, 2019
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$37,356,300	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	5.8	$150,403	$173,549	$209,633
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	39,995,269	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	6.6	113,724	155,074	170,114
Total	$77,351,569				6.1	$264,127	$328,623	$379,747

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(C)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(D)Amounts in parentheses represent weighted averages.
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2020 (Note 6) on $27.5 billion UPB underlying these Excess MSRs.

Changes in fair value of investments is composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Original and Recaptured Pools	$(664)	$2,407	$(11,773)	$(1,421)

As of September 30, 2020, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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
September 30, 2020
(dollars in tables in thousands, except share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	September 30, 2020	December 31, 2019
Excess MSR assets	$190,246	$226,843
Other assets	25,158	25,035
Other liabilities	(687)	(687)
Equity	$214,717	$251,191
New Residential’s investment	$107,359	$125,596

New Residential’s ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$12,249	$7,990	$20,099	$12,251
Other income (loss)	(13,027)	1,528	(25,879)	(4,029)
Expenses	(8)	(16)	(24)	(48)
Net income (loss)	$(786)	$9,502	$(5,804)	$8,174

The following table summarizes the activity of New Residential’s investments in equity method investees:

Balance at December 31, 2019	$125,596
Distributions of earnings from equity method investees	(1,170)
Distributions of capital from equity method investees	(14,165)
Change in fair value of investments in equity method investees	(2,902)
Balance at September 30, 2020	$107,359

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	September 30, 2020
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$30,232,940	66.7%	50.0%	$146,014	$190,246	5.7

(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which New Residential holds a 50% interest. The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which New Residential holds a 50% interest. Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    INVESTMENTS IN MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The Company owns and records at fair value the rights to service residential mortgage loans, either as a result of purchase transactions or from the retained mortgage servicing associated with the sales and securitizations of loans originated. Investments in MSRs are comprised of servicing rights of both agency and non-agency loans. In certain cases where New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR financing receivables (“MSR Financing Receivables”). Income from these investments, net of subservicing fees, are recorded as Interest income with changes in fair value flowing through Change in fair value of investments in the condensed consolidated statements of income.

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as “Subservicing expense” in New Residential’s condensed consolidated statements of income. As of September 30, 2020, these subservicers include LoanCare, LLC (“LoanCare”), PHH Mortgage Corporation (“PHH”), Mr. Cooper, and Flagstar Bank, FSB (“Flagstar”), which subservice 19.1%, 18.5%, 17.1%, and 0.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 44.6% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

NRM has entered into recapture agreements with respect to each of its MSR investments. Under the recapture agreements, NRM is generally entitled to the MSRs on any initial or subsequent refinancing by an NRM subservicer or by NewRez.

New Residential records its investments in MSRs and MSR Financing Receivables at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

The following table presents activity related to the carrying value of New Residential’s investments in MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2019	$3,967,960	$1,718,273	$5,686,233
Purchases, net(A)	446,964	(18,227)	428,737
Transfers	320,613	(320,613)	—
Originations(B)	424,451	—	424,451
Proceeds from sales	(10,452)	(3,708)	(14,160)
Amortization of servicing rights(C)	(959,482)	(182,085)	(1,141,567)
Change in valuation inputs and assumptions(D)	(542,361)	(62,072)	(604,433)
(Gain) loss realized	4,112	(1,749)	2,363
Balance as of September 30, 2020	$3,651,805	$1,129,819	$4,781,624

(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated mortgage loans.
(C)Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.
(D)Includes changes in inputs or assumptions used in the valuation model.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Servicing revenue, net recognized by New Residential related to its investments in MSRs was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Servicing fee revenue	$320,880	$222,966	$945,568	$602,241
Ancillary and other fees	30,255	58,489	80,591	151,039
Servicing fee revenue and fees	351,135	281,455	1,026,159	753,280
Amortization of servicing rights	(473,490)	(168,776)	(953,430)	(346,772)
Change in valuation inputs and assumptions(A) (B)	81,973	(61,858)	(536,154)	(275,371)
(Gain) loss realized	(3,547)	2,229	4,112	2,229
Servicing revenue, net	$(43,929)	$53,050	$(459,313)	$133,366

(A)Includes changes in inputs or assumptions used in the valuation model.
(B)Includes $(0.2) million and $(3.6) million for the three months ended September 30, 2020 and 2019, respectively, and $6.2 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively, of fair value adjustment to excess spread financing.

Interest income from investments in MSR Financing Receivables was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Servicing fee revenue	$83,493	$128,936	$303,936	$385,306
Ancillary and other fees	16,231	21,417	59,947	82,695
Less: subservicing expense	(35,655)	(40,410)	(117,689)	(145,649)
Interest income, investments in MSR financing receivables	$64,069	$109,943	$246,194	$322,352

Change in fair value of investments in MSR Financing Receivables was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of servicing rights	$(36,134)	$(48,340)	$(182,085)	$(131,417)
Change in valuation inputs and assumptions(A)	15,859	9,349	(62,072)	1,437
(Gain) loss on sales(B)	—	(2,419)	(1,749)	(3,220)
Change in fair value of investments in MSR financing receivables	$(20,275)	$(41,410)	$(245,906)	$(133,200)

(A)Includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.
(B)Represents the realization of unrealized gain (loss) as a result of sales.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following is a summary of New Residential’s investments in MSRs and MSR Financing Receivables as of September 30, 2020:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
MSRs:
Agency(C)	$323,473,921	5.4	$3,012,602
Non-Agency	5,605,074	4.5	16,598
Ginnie Mae(D)	57,290,646	4.3	622,605
	386,369,641	5.2	3,651,805
MSR Financing Receivables:
Agency(C)	6,159,819	5.6	57,410
Non-Agency	69,089,988	7.8	1,072,409
	75,249,807	7.6	1,129,819
Total	$461,619,448	5.6	$4,781,624

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of September 30, 2020, weighted average discount rates of 7.7% and 9.4% were used to value New Residential’s investments in MSRs and MSR financing receivables, respectively.
(C)Represents Fannie Mae and Freddie Mac MSRs.
(D)As of September 30, 2020, New Residential holds approximately $1,458.3 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its condensed consolidated balance sheets.

Ginnie Mae Loans Subject to Repurchase Right

NewRez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, NewRez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, NewRez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether NewRez intends to repurchase the loans. As of September 30, 2020, New Residential holds approximately $1,458.3 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its condensed consolidated balance sheets. New Residential may re-pool reacquired loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off. As of September 30, 2020, New Residential holds approximately $491.4 million of reacquired residential mortgage loans on its condensed consolidated balance sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and New Residential entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the mortgage servicing rights relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which New Residential already held certain rights (“Rights to MSRs”). Ocwen and New Residential concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the mortgage loans related to the MSRs that were transferred to New Residential.

In January 2018, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied, at which time PHH will transfer the MSRs to New Residential.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

As of September 30, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred from PHH to NRM and NewRez. Although the MSRs transferred were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the investments in MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2020	December 31, 2019
California	21.9%	21.9%
Florida	7.3%	6.9%
New York	6.7%	6.4%
Texas	5.4%	5.5%
New Jersey	4.8%	4.9%
Illinois	3.5%	3.6%
Massachusetts	3.3%	3.4%
Georgia	3.2%	3.1%
Maryland	3.1%	3.0%
Washington	3.1%	3.3%
Other U.S.	37.7%	38.0%
	100.0%	100.0%
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

Mortgage Subservicing

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a mortgage servicing right asset and, therefore, is not recognized on New Residential’s condensed consolidated balance sheets. The UPB of residential mortgage loans subserviced for others as of September 30, 2020 and 2019 was $77.1 billion and $54.7 billion, respectively. New Residential earned subservicing revenue of $138.6 million and $99.7 million for the nine months ended September 30, 2020 and 2019, respectively, related to subserviced UPB which is included within Servicing revenue, net in the condensed consolidated statements of income.

Servicer Advances Receivable

In connection with its investments in MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices), which it records at fair value upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 15). These servicer advances are recorded when advanced and are included in Servicer advances receivable on the condensed consolidated balance sheets.

The following types of advances are included in the Servicer advances receivable:

	September 30, 2020	December 31, 2019
Principal and interest advances	$595,367	$660,807
Escrow advances (taxes and insurance advances)	2,171,877	2,427,384
Foreclosure advances	137,231	163,054
Total(A)(B)(C)	$2,904,475	$3,251,245

(A)Includes $461.0 million and $562.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $113.1 million and $166.5 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $47.4 million and $50.1 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of servicer advance receivables periodically and as of December 31, 2019, expected full recovery of the servicer advance receivables. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $18.2 million for expected non-recovery of advances as of September 30, 2020.

See Note 11 regarding the financing of MSRs.

6.    SERVICER ADVANCE INVESTMENTS

All of New Residential’s Servicer advance investments consist of outstanding servicer advances, the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans, and the basic fee component of the related MSR. New Residential elected to record its Servicer advance investments, including the right to the basic fee component

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

A taxable wholly-owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of September 30, 2020. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related assets. As of September 30, 2020, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following is a summary of New Residential’s Servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2020
Servicer advance investments	$510,995	$535,760	5.2%	5.7%	6.3
December 31, 2019
Servicer advance investments	$557,444	$581,777	5.3%	5.7%	6.3

(A)Carrying value represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.
(B)Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2020
Servicer Advance Investments(D)	$27,484,426	$434,998	1.6%	$412,538	88.0%	87.0%	2.3%	1.5%
December 31, 2019
Servicer Advance Investments(D)	$31,442,267	$462,843	1.5%	$443,248	88.3%	87.2%	3.4%	2.8%

(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(D)The following types of advances are included in the Servicer Advance Investments:

	September 30, 2020	December 31, 2019
Principal and interest advances	$85,481	$71,574
Escrow advances (taxes and insurance advances)	166,678	180,047
Foreclosure advances	182,839	211,222
Total	$434,998	$462,843

Interest income recognized by New Residential related to its Servicer advance investments was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income, gross of amounts attributable to servicer compensation	$10,505	$14,212	$28,160	$43,220
Amounts attributable to base servicer compensation	(703)	(1,606)	(2,325)	(4,578)
Amounts attributable to incentive servicer compensation	1,196	(7,273)	(12,755)	(20,780)
Interest income from Servicer advance investments	$10,998	$5,333	$13,080	$17,862

7.    INVESTMENTS IN REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Effective January 1, 2020, New Residential elected to apply the fair value option for any new purchases of Non-Agency RMBS. Effective April 1, 2020, New Residential elected to apply the fair value option for any new purchases of Agency RMBS. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. For RMBS of high credit quality accounted for under the fair value option, generally Agency RMBS, the Company recognizes interest income based on the stated coupon rate and the outstanding principal amount. The original purchase premium or discount is not amortized or accreted as part of interest income but rather reflected as part of the instrument’s fair value. For RMBS that are deemed not to be of high credit quality at the time of purchase, generally Non-Agency RMBS, interest income is recognized based on the security’s effective yield.

For securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value are recorded in Change in fair value of investments in the condensed consolidated statements of income.

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

Realized gains (losses) on securities are recorded in Gain (loss) on settlement of investments, net in the condensed consolidated statements of income. Interest income is recognized over the life of the security using the effective interest method and is recorded on the accrual basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Activities related to New Residential’s investments in real estate and other securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(in millions)	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$6,300.0	$—	$12,306.4	$3,324.9	$17,162.6	$5,083.1	$25,123.5	$7,899.1
Purchase price	6,538.0	—	12,610.9	247.0	17,687.4	575.0	25,700.0	1,164.9

Sales
Face	$1,195.5	$716.6	$6,073.4	$1,325.2	$18,590.6	$8,204.4	$17,898.5	$2,162.7
Amortized cost	1,231.8	526.3	6,233.5	832.40	18,911.0	6,083.5	18,339.1	1,571.0
Sale price	1,251.5	514.6	6,252.8	910.90	19,120.5	5,139.2	18,451.4	1,662.9
Gain (loss) on sale	19.7	(11.6)	19.3	78.5	209.5	(944.3)	112.3	91.9

As of September 30, 2020, New Residential had sold and purchased $1.2 billion and $300.0 million face amount of Agency RMBS for $1.3 billion and $309.0 million, respectively, which had not yet been settled. As of September 30, 2019, New Residential had sold and purchased $4.3 billion and $2.5 billion face amount of Agency RMBS for $4.4 billion and $2.5 billion, respectively, which had not yet been settled. These unsettled sales and purchases were recorded on the condensed consolidated balance sheets on trade date as Trades receivable and Trades payable. There were no sales or purchases of Non-Agency RMBS which had not yet been settled as of September 30, 2020, or September 30, 2019.

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

The following is a summary of New Residential’s real estate and other securities:

	September 30, 2020											December 31, 2019
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS	$114,401	$115,223	$12,254	$—	$127,476	1	AAA	3.50%	3.50%	8.8	—	$11,519,943
Agency RMBS at FVO	8,921,032	9,247,334	48,905	(2,891)	9,293,347	53	AAA	2.24%	2.24%	4.1	—	—
Total Agency RMBS(F)(G)	9,035,433	9,362,557	61,159	(2,891)	9,420,823	54	AAA	2.25%	2.25%	4.2	—	11,519,943
Non-Agency RMBS(H)(I)	21,276,175	1,386,243	92,192	(69,191)	1,409,244	599	AA	3.03%	4.86%	5.9	16.5%	7,957,785
Total/ Weighted Average	$30,311,608	$10,748,800	$153,351	$(72,082)	$10,830,067	653	AAA	2.80%	4.09%	5.4		$19,477,728

(A)Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 305 bonds with a carrying value of $647.1 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $26.5 million and $2.8 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.
(G)The total outstanding face amount was $9.0 billion for fixed rate securities as of September 30, 2020.
(H)The total outstanding face amount was $13.0 billion (including $11.9 billion of residual and fair value option notional amount) for fixed rate securities and $8.3 billion (including $7.7 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2020.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$500	$500	$10	$—	$510	1	B-	8.25%	8.25%	4.5	N/A
Consumer loan bonds	13,847	11,069	—	—	11,069	6	N/A	N/A	N/A	—	N/A
Fair value option securities:
Interest-only securities	10,506,022	272,207	17,641	(33,893)	255,954	126	AA+	1.16%	7.80%	2.7	N/A
Servicing strips	5,418,547	55,861	4,314	(9,009)	51,167	59	N/A	0.61%	7.60%	3.8	N/A

Unrealized losses attributable to credit impairment are recognized in earnings. During the nine months ended September 30, 2020, New Residential recorded credit impairment charges of $15.2 million with respect to real estate securities. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell and is not more likely than not to be required to sell these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of September 30, 2020.

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$10,511,509	$3,144,203	$(2,072)	$3,142,131	$(51,194)	$3,090,937	112	AAA	2.30%	2.05%	6.1
12 or More Months	3,758,699	112,034	(8,297)	103,737	(20,889)	82,848	70	AA+	0.89%	2.59%	2.4
Total/Weighted Average	$14,270,208	$3,256,237	$(10,369)	$3,245,868	$(72,083)	$3,173,785	182	AAA	2.26%	2.07%	6.0

(A)Represents credit impairment on securities in an unrealized loss position as of September 30, 2020.

New Residential performed an assessment of all debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	September 30, 2020				December 31, 2019
			Gross Unrealized Losses				Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	N/A	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	N/A	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	122,086	134,639	(10,369)	(12,553)	228,228	237,626	(3,232)	(9,398)
Non-credit impaired securities	3,051,699	3,111,229	—	(59,530)	4,726,409	4,767,837	—	(41,428)
Total debt securities in an unrealized loss position	$3,173,785	$3,245,868	$(10,369)	$(72,083)	$4,954,637	$5,005,463	$(3,232)	$(50,826)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)This amount is required to be recorded through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included New Residential’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.
(B)This amount represents unrealized losses on securities that are due to non-credit factors and recorded through other comprehensive income.
(C)New Residential may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, New Residential must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity related to the allowance for credit losses on debt securities (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2019	$—	$—	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	10,359	10	10,369
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at September 30, 2020	$10,359	$10	$10,369

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	September 30, 2020		December 31, 2019
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$7,347,342	34.6%	$9,048,847	36.6%
Southeastern U.S.	5,543,854	26.1%	5,983,966	24.2%
Northeastern U.S.	4,876,703	22.9%	5,416,137	21.9%
Midwestern U.S.	2,354,349	11.1%	2,562,269	10.4%
Southwestern U.S.	1,130,535	5.3%	1,440,467	5.8%
Other(B)	8,995	—%	296,273	1.1%
	$21,261,778	100.0%	$24,747,959	100.0%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)Excludes $13.8 million and $25.0 million face amount of bonds backed by consumer loans and $0.5 million and $85.0 million face amount of bonds backed by corporate debt as of September 30, 2020 and December 31, 2019, respectively.
(B)Represents collateral for which New Residential was unable to obtain geographic information.

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2020	$967,463	$406,816
December 31, 2019	5,701,736	3,830,369

The following is a summary of the changes in accretable yield for these securities:

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$1,882,476
Additions	76,959
Accretion	(51,840)
Reclassifications from (to) non-accretable difference	(2,858,719)
Disposals	1,317,537
Balance at September 30, 2020	$366,413
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

The election of the fair value option resulted in the Company recognizing an adjustment of $6.0 million to reduce retained earnings attributable to the change in the fair value of residential mortgage loans. Unrealized gains (losses) from the change in fair value of residential mortgage loans are recognized in Change in fair value of investments in the condensed consolidated statements of income. Realized gains (losses) are recorded in Gain (loss) on settlement of investments, net in the condensed consolidated statements of income.

Residential mortgage loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the condensed consolidated statements of income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2020, New Residential accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	September 30, 2020					December 31, 2019
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Loan Type
Total residential mortgage loans, held-for-investment, at fair value(B)	$784,838	$718,802	12,587	6.7%	4.2	$925,706

Acquired reverse mortgage loans(C)	$11,784	$5,848	28	7.8%	3.9	$5,844
Acquired performing loans(D)(F)	205,746	191,580	4,138	6.6%	3.4	857,821
Acquired non-performing loans(E)(F)	502,003	380,925	3,363	7.5%	3.3	565,387
Total residential mortgage loans, held-for-sale	$719,533	$578,353	7,529	7.2%	3.3	$1,429,052

Acquired performing loans(D)(F)	$1,205,668	$1,176,302	7,590	4.2%	9.9	$3,024,288
Acquired non-performing loans	436,936	338,451	2,872	7.5%	3.3	—
Originated loans	2,705,121	2,843,720	9,947	2.9%	22.1	1,589,324
Total residential mortgage loans, held-for-sale, at fair value	$4,347,725	$4,358,473	20,409	3.7%	16.8	$4,613,612

Total residential mortgage loans, held-for-sale	$5,067,258	$4,936,826				$6,042,664

(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of Residential loans and variable interest entity consumer loans held-for-investment, at fair value on the condensed consolidated balance sheets.
(C)Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 47% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(D)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(E)As of September 30, 2020, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (F) below.
(F)Includes $490.9 million and $21.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2020	December 31, 2019
California	13.8%	16.1%
New York	8.9%	9.0%
Texas	8.0%	7.1%
Florida	7.8%	8.4%
Georgia	5.5%	4.8%
New Jersey	5.1%	4.2%
Illinois	3.5%	3.6%
Pennsylvania	3.2%	2.9%
Maryland	3.2%	3.3%
Massachusetts	3.1%	3.3%
Other U.S.	37.9%	37.3%
	100.0%	100.0%
See Note 11 regarding the financing of residential mortgage loans and related assets.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans as of September 30, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$157,247	$142,438	$(14,808)
120+	1,104,658	931,980	(172,678)
	$1,261,905	$1,074,418	$(187,486)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the nine months ended September 30, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest income on securities held in the collapsed trusts and $48.3 million of gain on securitizations accounted for as sales. For the nine months ended September 30, 2019, New Residential executed calls on a total of 97 trusts and recognized $45.3 million of interest income on securities held in the collapsed trusts and $54.2 million of gain on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table provides past due information regarding New Residential’s Performing Loans, which is an important indicator of credit quality and the establishment of the allowance for credit losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	86.5%
30-59	7.0%
60-89	2.7%
90-119(B)	0.7%
120+(C)	3.1%
100.0%

(A)Represents the percentage of the total principal balance that corresponds to loans that are in each delinquency status.
(B)Includes loans 90-119 days past due and still accruing interest because they are generally placed on nonaccrual status at 120 days or more past due.
(C)Represents nonaccrual loans.

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2019	$925,706	$1,429,052	$4,613,612	$6,968,370
Fair value adjustment due to fair value option	(6,020)	—	—	(6,020)
Originations	—	—	37,361,429	37,361,429
Sales	—	(733,087)	(39,713,858)	(40,446,945)
Purchases/additional fundings	—	110,741	2,279,757	2,390,498
Proceeds from repayments	(105,032)	(86,798)	(140,657)	(332,487)
Transfer of loans to other assets(A)	—	(3,338)	(20,372)	(23,710)
Transfer of loans to real estate owned	(5,328)	(17,085)	(4,674)	(27,087)
Transfers of loans to held for sale	(62,274)	—	62,274	—
Valuation provision on loans	—	(121,132)	—	(121,132)
Changes in instrument-specific credit risk	18,808	—	(31,488)	(12,680)
Other factors	(47,058)	—	(47,550)	(94,608)
Balance at September 30, 2020	$718,802	$578,353	$4,358,473	$5,655,628

(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are recognized as claims receivable in Other Assets (Note 2).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Net interest income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans held-for-investment, at fair value	$12,647	$14,532	$40,985	$47,167
Loans held-for-sale, at lower of cost or fair value	7,406	15,426	38,673	43,538
Loans held-for-sale, at fair value	31,267	56,644	104,565	130,128
Total interest income	51,320	86,602	184,223	220,833

Interest expense:
Loans held-for-investment, at fair value	5,326	3,953	15,934	15,717
Loans held-for-sale, at lower of cost or fair value	4,068	9,315	17,501	26,553
Loans held-for-sale, at fair value	20,909	43,295	64,206	109,770
Total interest expense	30,303	56,563	97,641	152,040

Net interest income	$21,017	$30,039	$86,582	$68,793

Gain on originated mortgage loans, held-for-sale, net

NewRez, a wholly-owned subsidiary of New Residential, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while NewRez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports gain on originated mortgage loans, held-for-sale, net in the condensed consolidated statements of income.

Gain on originated mortgage loans, held-for-sale, net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain on loans originated and sold, net(A)	$244,224	$45,923	$520,094	$98,812
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(68,789)	(32,138)	(290,670)	(61,879)
MSRs retained on transfer of loans(C)	156,353	96,317	424,451	190,666
Other(D)	19,306	12,050	51,896	28,829
Realized gain on sale of originated mortgage loans, net	$351,094	$122,152	$705,771	$256,428
Change in fair value of loans	67,998	(12,524)	96,375	15,458
Change in fair value of interest rate lock commitments (Note 10)	82,019	3,002	206,073	13,911
Change in fair value of derivative instruments (Note 10)	(6,013)	14,117	(23,401)	9,138
Gain on originated mortgage loans, held-for-sale, net	$495,098	$126,747	$984,818	$294,935

(A)Includes loan origination fees of $566.3 million and $953.1 million for the three and nine months ended September 30, 2020, respectively, $103.5 million and $189.4 million for the three and nine months ended September 30, 2019, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

9.    INVESTMENTS IN CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of September 30, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment and are grouped and presented as part of residential loans and variable interest entity consumer loans held-for-investment, at fair value on the condensed consolidated balance sheets. In addition, see “Equity Method Investees” below.

The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2020
Consumer Loan Companies
Performing Loans	$525,664	53.5%	$582,167	18.2%	3.7	3.4%
Purchased Credit Deteriorated Loans(C)	137,450	53.5%	136,188	14.2%	3.5	6.2%
Other - Performing Loans	4,070	100.0%	3,753	15.3%	0.5	3.6%
Total Consumer Loans, held-for-investment	$667,184		$722,108	17.4%	3.6	4.0%
December 31, 2019
Consumer Loan Companies
Performing Loans	$644,676	53.5%	$682,310	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	170,083	53.5%	136,633	15.5%	3.7	10.1%
Other - Performing Loans	9,158	100.0%	8,602	15.1%	0.7	6.1%
Total Consumer Loans, held-for-investment	$823,917		$827,545	18.0%	3.9	5.9%

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.
(C)Includes loans with evidence of credit deterioration since origination where it is probable that New Residential will not collect all contractually required principal and interest payments, which are accounted for as PCD loans.

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

The election of the fair value option resulted in the Company recognizing an adjustment of $19.7 million to reduce retained earnings attributable to the change in the fair value of consumer loans, net of noncontrolling interests. Unrealized gains (losses) from the change in fair value of consumer loans are recognized in Change in fair value of investments in the condensed consolidated statements of income. Realized gains (losses) are recorded in Gain on settlement of investments, net in the condensed consolidated statements of income. See Note 2.

Consumer loans for which the fair value option has been elected are not evaluated for credit impairment as changes in fair value are recorded in the condensed consolidated statements of income. Interest income is recognized over the life of the loan using the effective interest method and is recorded on the accrual basis.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans as of September 30, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 Days	$656,284	$710,367	$54,083
90 days or more past due	10,900	11,741	841
Total	$667,184	$722,108	$54,924

Performing Loans

The following table provides past due information regarding New Residential’s performing consumer loans, held-for-investment, which is an important indicator of credit quality and the establishment of the allowance for loan losses:

December 31, 2019
Days Past Due	Delinquency Status(A)
Current	95.3%
30-59	1.8%
60-89	1.2%
90-119(B)	0.7%
120+(B) (C)	1.0%
100.0%

(A)Represents the percentage of the total unpaid principal balance that corresponds to loans that are in each delinquency status.
(B)Includes loans more than 90 days past due and still accruing interest.
(C)Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the fair value of consumer loans, held-for-investment were as follows:

Balance at December 31, 2019	$827,545
Fair value adjustment due to fair value option	36,472
Additional fundings(A)	25,008
Proceeds from repayments	(176,127)
Accretion of loan discount and premium amortization, net	18,844
Fair value adjustment due to:
Changes in instrument-specific credit risk	(429)
Other factors	(9,205)
Balance at September 30, 2020	$722,108

(A)Represents draws on consumer loans with revolving privileges.

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
September 30, 2020
(dollars in tables in thousands, except share data)

could exercise significant influence over LoanCo but the requirements for consolidation are not met. As of December 31, 2019, LoanCo had distributed all net assets to New Residential.

Additionally, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”). The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. As of September 30, 2020 and December 31, 2019, the warrants are held on New Residential’s condensed consolidated balance sheets in Other Assets and carried at $22.8 million and $28.0 million, respectively.

The following table summarizes the income earned from the Company’s investments in LoanCo and WarrantCo during 2019:

	Three Months Ended September 30, 2019(A)	Nine Months Ended September 30, 2019(A)
Interest income	$636	$20,003
Interest expense	—	(6,487)
Change in fair value of consumer loans and warrants	(2,933)	(4,390)
Gain on sale of consumer loans	(7,525)	(9,193)
Other expenses	(576)	(3,494)
Net income	$(10,398)	$(3,561)
New Residential’s equity in net income	$(2,547)	$(890)
New Residential’s ownership	24.5%	25.0%

(A)Data for the period ended August 31, 2019 as a result of the one month reporting lag.

The following is a summary of LoanCo’s consumer loan investments at September 30, 2019:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2019(C)	$1,226	25.0%	$1,632	18.7%	1.0	—%

(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the percentage of the total unpaid principal balance that is 30+ days delinquent. Delinquency status is the primary credit quality indicator as it provides early warning of borrowers who may be experiencing financial difficulties.
(C)Data as of August 31, 2019 as a result of the one month reporting lag.

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

New Residential may at times hold to-be-announced forward contract positions (“TBAs”) in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and any amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

As of September 30, 2020, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the condensed consolidated balance sheets as follows:

	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivative assets
Interest rate swaps(A)	Other assets	$—	$155
Interest rate lock commitments	Other assets	246,247	41,346
TBAs	Other assets	9,249	—
		$255,496	$41,501
Derivative liabilities
Interest rate swaps(A)	Accrued expenses and other liabilities	$263	$—
Interest rate lock commitments	Accrued expenses and other liabilities	283	1,455
Forward loan sale commitments	Accrued expenses and other liabilities	—	27
TBAs	Accrued expenses and other liabilities	37,274	5,403
		$37,820	$6,885

(A)Net of $206.3 million and $171.8 million of related variation margin accounts as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes notional amounts related to derivatives:

	September 30, 2020	December 31, 2019
Interest rate caps(A)	$12,500	$12,500
Interest rate swaps(B)	9,070,000	4,900,000
Interest rate lock commitments	12,412,095	4,043,935
Forward loan sale commitments	—	43,654
TBAs, short position(C)	15,254,283	5,048,000
TBAs, long position(C)	—	11,692,212

(A)As of September 30, 2020, caps LIBOR at 4.00% for $12.5 million of notional. The weighted average maturity of the interest rate caps as of September 30, 2020 was 2 months.
(B)Includes $4.4 billion notional of receive LIBOR/pay fixed of 2.96% and $4.7 billion notional of receive fixed of 0.80%/pay LIBOR with weighted average maturities of 31 months and 30 months, respectively, as of September 30, 2020. Includes $4.0 billion notional of receive LIBOR/pay fixed of 3.21% and $0.9 billion notional of receive fixed of 1.89%/pay LIBOR with weighted average maturities of 36 months and 87 months, respectively, as of December 31, 2019.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in fair value of derivative investments(A)
Interest rate caps	$—	$—	$—	$(3)
Interest rate swaps	23,089	42,306	4,213	(26,893)
TBAs	—	(917)	—	1,859
	23,089	41,389	4,213	(25,037)
Gain (loss) on settlement of investments, net
Interest rate swaps	(23,192)	(10,338)	(62,039)	(32,529)
TBAs(B)	—	(3,809)	(71,060)	(119,895)
	(23,192)	(14,147)	(133,099)	(152,424)
Gain on originated mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	82,019	3,002	206,073	13,911
TBAs	(6,013)	14,389	(23,428)	9,208
Forward loan sale commitments	—	(272)	27	(70)
	76,006	17,119	182,672	23,049

Total income (losses)	$75,903	$44,361	$53,786	$(154,412)

(A)Represents unrealized gains (losses).
(B)Excludes $68.8 million and $290.7 million for the three and nine months ended September 30, 2020, respectively, and $32.1 million and $61.9 million for the three and nine months ended September 30, 2019, respectively, in loss on settlement included within gain on originated mortgage loans, held-for-sale, net (Note 8).

11.    DEBT OBLIGATIONS

Secured Financing Agreements
The Company finances the acquisition of certain assets within its investment portfolio using secured financing agreements, including repurchase agreements and warehouse credit facilities. Repurchase agreements and warehouse credit facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s secured financing agreements and warehouse credit facilities approximates fair value. The Company pledges certain securities, loans or other assets as collateral under secured financing agreements and warehouse credit facilities with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and warehouse credit facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table presents certain information regarding New Residential’s secured financing agreements and secured notes and bonds payable debt obligations:

	September 30, 2020									December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$3,759,627	$3,754,803	Oct-20 to Jul-22	2.5%	1.0	$4,156,437	$4,250,005	$4,215,066	17.1	$5,053,207
Agency RMBS(D)	$9,958,246	$9,958,246	Oct-20 to Dec-20	0.2%	0.2	$9,930,973	$10,285,282	$10,361,950	3.8	$15,481,677
Non-Agency RMBS(E)	$952,323	$950,836	Oct-20 to Dec-20	4.1%	0.1	$18,999,108	$1,730,072	$1,734,798	6.0	$7,317,519
Real Estate Owned(G)(H)	$2,983	$2,983	Oct-20 to Jul-22	3.94%	1.3	N/A	N/A	3,796	N/A	63,822
Total Secured Financing Agreements	14,673,179	14,666,868		1.05%	0.4					27,916,225
Secured Notes and Bonds Payable
Excess MSRs(I)	264,980	264,980	Nov-20 to Aug-24	3.91%	1.1	107,584,509	333,874	421,907	6.0	217,300
MSRs(J)	2,794,108	2,786,144	Jan-21 to Jul-25	4.57%	2.3	444,177,336	4,645,075	4,675,648	5.8	2,640,036
Servicer Advance Investments(K)	412,538	412,538	Apr-21 to Aug-21	2.27%	0.6	434,998	510,995	535,760	6.3	581,777
Servicer Advances(K)	2,502,158	2,492,239	Apr-21 to Sep-23	2.84%	1.9	2,747,433	2,857,040	2,857,040	0.7	2,599,895
Residential Mortgage Loans(L)	1,103,847	1,096,638	Apr-21 to Aug-60	4.26%	30.1	1,656,351	1,588,739	1,413,258	4.1	864,451
Consumer Loans(M)	678,951	681,109	September-37	2.03%	3.0	663,047	718,287	718,287	3.6	816,689
Total Secured Notes and Bonds Payable	7,756,582	7,733,648		3.60%	6.1					7,720,148
Total/ Weighted Average	$22,429,761	$22,400,516		1.93%	2.3					$35,636,373

(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through October 31, 2020 were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $19.5 million of associated accrued interest payable as of September 30, 2020.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $30.4 million and $37.3 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $270.7 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $70.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $194.7 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.
(J)Includes $933.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.50%; $37.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; $326.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.50%; and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

$1,497.6 million of capital markets notes with fixed interest rates ranging 3.55% to 5.44%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.38% to 1.85%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $989.1 million note payable to Mr. Cooper which includes a $1.4 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $75.1 million face amount of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.72% (see Note 12 for fair value details), (iii) $165.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.63% (see Note 12 for fair value details), and (iv) $989.1 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.23% to 5.00%.
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $610.0 million UPB of Class A notes with a coupon of 1.97% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.66% and a stated maturity date in September 2037.

As of September 30, 2020, New Residential had no outstanding secured financing agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders' equity. The amount at risk under secured financing agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

As of September 30, 2020, New Residential has margin exposure on $14.7 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$35,636,373
Secured Financing Agreements:
Borrowings	—	—	—	101,149,870	39,427,045	—	140,576,915
Repayments	—	—	—	(113,038,497)	(40,782,949)	—	(153,821,446)
Capitalized deferred financing costs, net of amortization	—	—	—	(1,487)	(3,337)	—	(4,824)
Secured Notes and Bonds Payable:
Borrowings	97,173	2,367,635	3,053,589	—	875,758	663,047	7,057,202
Repayments	(49,493)	(2,220,067)	(3,328,415)	—	(640,924)	(797,904)	(7,036,803)
Discount on borrowings, net of amortization	—	1,457	—	—	—	(2,882)	(1,425)
Unrealized loss on notes, fair value	—	—	—	—	(2,694)	2,159	(535)
Capitalized deferred financing costs, net of amortization	—	(2,917)	(2,069)	—	45	—	(4,941)
Balance at September 30, 2020	$264,980	$2,786,144	$2,904,777	$10,909,082	$4,854,424	$681,109	$22,400,516

(A)New Residential net settles daily borrowings and repayments of the Secured notes and bonds payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Maturities

New Residential’s debt obligations as of September 30, 2020 had contractual maturities as follows:

Year Ending	Nonrecourse	Recourse	Total
October 1 through December 31, 2020	$1,296	$11,670,545	$11,671,841
2021	1,632,734	3,097,533	4,730,267
2022	119,403	1,691,631	1,811,034
2023	1,200,000	321,685	1,521,685
2024	—	522,589	522,589
2025 and thereafter	919,583	1,802,761	2,722,344
	$3,873,016	$19,106,744	$22,979,760

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of September 30, 2020:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,011,258	$995,151	$4,016,107
New loan originations	5,283,000	2,767,458	2,515,542

Secured Notes and Bonds Payable
Excess MSRs	311,237	264,980	46,257
MSRs	1,750,000	1,296,506	453,494
Servicer advances	4,645,000	2,914,696	1,730,304
Residential mortgage loans	650,000	—	650,000
	$17,650,495	$8,238,791	$9,411,704

(A)New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of September 30, 2020.

2020 Term Loan

On May 19, 2020, the Company, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In conjunction with the 2020 Term Loan, the Company issued common stock purchase warrants (the “2020 Warrants”) to the lenders. The 2020 Warrants expire approximately three years after the issuance date. The Company recorded the value of the 2020 Term Loan and 2020 Warrants on a relative fair value basis. The estimated fair value of the 2020 Warrants at the date of issuance was approximately $53.5 million and the Company recognized it as a discount to the 2020 Term Loan. Refer to Note 14, Equity and Earnings Per Share, for further details.

In August 2020, the Company made a $51.0 million prepayment on the 2020 Term Loan. As a result, The Company recorded a $5.7 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the 2020 Term Loan. As a result, the Company recorded a $61.1 million loss on extinguishment of debt, primarily representing a write-off of unamortized debt issuance costs and original issue discount.

The table below summarizes the interest expense on the 2020 Term Loan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Coupon interest at 11.00%	$13,652	$—	$20,435	$—
Amortization of debt discounts and issuance costs	3,368	—	5,006	—
Total	$17,020	$—	$25,441	$—

The 2020 Term Loan contained certain customary affirmative and negative covenants and also required the Company to maintain compliance with certain financial covenants. The Company was in compliance with all financial covenants through extinguishment of the 2020 Term Loan.

2025 Senior Unsecured Notes

On September 16, 2020, the Company, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

The 2025 Senior Notes mature on October 15, 2025 and the Company may redeem some or all of the 2025 Senior Notes at the Company’s option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

Prior to October 15, 2022, the Company will be entitled at its option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering, together with cash on hand, to prepay and retire its then-existing 2020 Term Loan and to pay related fees and expenses. The Company recorded a $61.1 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured senior notes, net of issuance costs on the condensed consolidated balance sheets. For both the three and nine months ended September 30, 2020, the Company recognized $1.3 million of interest expense. At September 30, 2020, the unamortized debt issuance costs was approximately $8.2 million.

The 2025 Senior Notes are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2025 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries are required to guarantee the 2025 Senior Notes in the future, except under limited specified circumstances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2020, the Company was in compliance with all covenants.

In the event of a change of control, each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

12.    FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2020 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2	Level 3	Total
Assets
Investments in:
Excess mortgage servicing rights, at fair value(A)	$77,351,569	$328,623	$—		$—	$328,623	$328,623
Excess mortgage servicing rights, equity method investees, at fair value(A)	30,232,940	107,359	—		—	107,359	107,359
Mortgage servicing rights, at fair value(A)	386,369,641	3,651,805	—		—	3,651,805	3,651,805
Mortgage servicing rights financing receivables, at fair value(A)	75,249,807	1,129,819	—	—	—	1,129,819	1,129,819
Servicer advance investments, at fair value	434,998	535,760	—		—	535,760	535,760
Real estate and other securities	30,311,608	10,830,067	—		9,420,823	1,409,244	10,830,067
Residential mortgage loans, held-for-sale	719,533	578,353	—		62,273	516,080	578,353
Residential mortgage loans, held-for-sale, at fair value	4,347,725	4,358,473	—		3,175,134	1,183,339	4,358,473
Residential mortgage loans, held-for-investment, at fair value	784,838	718,802	—		—	718,802	718,802
Residential mortgage loans subject to repurchase	1,458,325	1,458,325	—		1,458,325	—	1,458,325
Consumer loans, held-for-investment, at fair value	667,184	722,110	—		—	722,110	722,110
Derivative assets	22,562,001	255,496	—		9,249	246,247	255,496
Note receivable	48,278	48,016	—		—	48,016	48,016
Cash and cash equivalents	841,022	841,022	841,022		—	—	841,022
Restricted cash	180,554	180,554	180,554		—	—	180,554
Other assets(B)	N/A	44,545	8,172		—	36,373	44,545
		$25,789,129	$1,029,748		$14,125,804	$10,633,577	$25,789,129
Liabilities
Secured financing agreements	$14,673,178	$14,666,868	$—		$14,673,178	$—	$14,673,178
Secured notes and bonds payable(C)	7,756,582	7,733,648	—		—	7,718,539	7,718,539
Unsecured senior notes, net of issuance costs	541,758	541,758	—		—	541,758	541,758
Residential mortgage loan repurchase liability	1,458,325	1,458,325	—		1,458,325	—	1,458,325
Derivative liabilities	9,230,520	37,820	—		37,537	283	37,820
Excess spread financing	2,416,800	20,129	—		—	20,129	20,129
Contingent consideration	N/A	13,628	—		—	13,628	13,628
		$24,472,176	$—		$16,169,040	$8,294,337	$24,463,377

(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.8 million as of September 30, 2020.
(C)Includes the SAFT 2013-1, MDST Trusts, NPL/RPL Securitization Trusts and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $1.8 billion as of September 30, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans
	Agency	Non-Agency									Total
Balance at December 31, 2019	$209,633	$170,114	$125,596	$3,967,960	$1,718,273	$581,777	$7,957,785	$39,891	$3,998,825	$—	$18,769,854
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(715,790)	—	(715,790)
Transfers to Level 3	—	—	—	—	—	—	—	—	440,168	827,545	1,267,713
Transfers from investments in mortgage servicing rights financing receivables to investments in mortgage servicing rights	—	—	—	320,613	(320,613)	—	—	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	(15,300)	—	—	—	(15,300)
Included in change in fair value of investments in excess mortgage servicing rights(D)	(7,805)	(3,968)	—	—	—	—	—	—	—	—	(11,773)
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(D)	—	—	(2,902)	—	—	—	—	—	—	—	(2,902)
Included in servicing revenue, net(E)	—	—	—	(1,497,731)	—	—	—	—	—	—	(1,497,731)
Included in change in fair value of investments in mortgage servicing rights financing receivables(D)	—	—	—	—	(245,906)	—	—	—	—	—	(245,906)
Included in change in fair value of servicer advance investments	—	—	—	—	—	431	—	—	—	—	431
Included in change in fair value of investments in residential mortgage loans	—	—	—	—	—	—	—	—	(109,324)	—	(109,324)
Included in gain (loss) on settlement of investments, net	14	1	—	—	—	—	(944,257)	—	—	—	(944,242)
Included in other income (loss), net(D)	(10,817)	(1,373)	—	—	—	—	(30,695)	206,073	(8,399)	(9,634)	145,155
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	(593,130)	—	(6,020)	36,472	(562,678)
Interest income	12,066	13,110	—	—	—	13,080	95,713	—	—	18,844	152,813
Purchases, sales and repayments
Purchases, net(G)	—	—	—	446,964	(18,227)	991,289	575,030	—	1,917,894	25,008	3,937,958
Proceeds from sales	(56)	(5)	—	(10,452)	(3,708)		(5,139,114)	—	(3,376,461)	—	(8,529,796)
Proceeds from repayments	(29,486)	(22,805)	(15,335)	—	—	(1,050,817)	(495,100)	—	(238,752)	(176,125)	(2,028,420)
Originations and other	—	—	—	424,451	—	—	(1,688)	—	—	—	422,763
Balance at September 30, 2020	$173,549	$155,074	$107,359	$3,651,805	$1,129,819	$535,760	$1,409,244	$245,964	$1,902,141	$722,110	$10,032,825

(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates and realized gains (losses) recorded during the period.
(E)The components of Servicing revenue, net are disclosed in Note 5.
(F)These gains (losses) were included in net unrealized gain (loss) on securities in the condensed consolidated statements of comprehensive income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Asset-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737
Transfers
Transfers from Level 3	—	—	(43,875)	(43,875)
Transfers to Level 3	—	—	—	—
Acquisition	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(A)	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights	—	—	—	—
Included in change in fair value of investments in excess mortgage servicing rights, equity method investees(A)	—	—	—	—
Included in servicing revenue, net(B)	(12,259)	—	—	(12,259)
Included in change in fair value of investments in mortgage servicing rights financing receivables	—	—	—	—
Included in change in fair value of servicer advance investments	—	—	—	—
Included in change in fair value of investments in residential mortgage loans	—	(534)	—	(534)
Included in gain (loss) on settlement of investments, net	—	—	—	—
Included in other income(A)	—	—	4,225	4,225
Gains (losses) included in other comprehensive income, net of tax(C)	—	—	—	—
Interest income	—	—	—	—
Purchases, sales and repayments
Purchases	—	1,538,804	—	1,538,804
Proceeds from sales	—	—	—	—
Payments	—	(439,911)	(1,944)	(441,855)
Other	611	(1,465)	—	(854)
Balance at September 30, 2020	$20,129	$1,756,632	$13,628	$1,790,389

(A)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.
(B)The components of Servicing revenue, net are disclosed in Note 5.
(C)These gains (losses) were included in Net unrealized gain (loss) on securities in the condensed consolidated statements of comprehensive income.

Investments in Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of September 30, 2020:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	7.1% - 10.1% (8.3%)	—% - 2.8% (1.2%)	4.4% - 23.3% (10.4%)	15 - 32 (21)	14 - 22 (19)
Recaptured Pools	7.9% - 11.5% (10.2%)	0.1% - 3.6% (0.8%)	—% - 33.9% (21.6%)	21 - 29 (24)	19 - 24 (22)
	7.1% - 11.5% (8.9%)	—% - 3.6% (1.1%)	—% - 33.9% (14.1%)	15 - 32 (22)	14 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	7.4% - 12.5% (8.8%)	3.2% - 15.0% (11.1%)	—% - 13.1% (8.4%)	5 - 25 (15)	18 - 28 (23)
Recaptured Pools	5.6% - 7.1% (6.3%)	0.2% - 0.5% (0.4%)	12.0% - 22.4% (14.1%)	23 - 28 (25)	21 - 24 (23)
	5.6% - 12.5% (8.4%)	0.2% - 15.0% (11.1%)	—% - 22.4% (9.3%)	5 - 28 (17)	18 - 28 (23)
Total/Weighted Average—Excess MSRs Directly Held	5.6% - 12.5% (8.7%)	—% - 15.0% (5.1%)	—% - 33.9% (11.8%)	5 - 32 (19)	14 - 28 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	7.5% - 10.1% (8.3%)	0.9% - 2.2% (1.4%)	5.5% - 23.3% (9.6%)	15 - 25 (19)	18 - 19 (18)
Recaptured Pools	9.2% - 10.5% (9.6%)	0.6% - 1.4% (1.1%)	12.3% - 29.8% (16.1%)	22 - 28 (25)	20 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	7.5% - 10.7% (9.0%)	0.6% - 2.2% (1.2%)	5.5% - 29.8% (12.9%)	15 - 28 (22)	18 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	5.6% - 12.5% (8.8%)	—% - 15.0% (3.7%)	—% - 33.9% (12.2%)	5 - 32 (20)	14 - 28 (21)

MSRs
Agency(H)
Mortgage Servicing Rights(I) (J)	7.5% - 18.9% (12.1%)	0.4% - 2.7% (0.9%)	2.7% - 25.5% (15.9%)	25 - 33 (28)	0 - 30 (22)
MSR Financing Receivables(I)	11.1%	0.7%	14.7%	25	0 - 30 (23)
	7.5% - 18.9% (12.0%)	0.4% - 2.7% (0.9%)	2.7% - 25.5% (15.9%)	25 - 33 (28)	0 - 30 (22)
Non-Agency
Mortgage Servicing Rights(I)	9.9% - 15.4% (13.5%)	1.0% - 10.2% (4.3%)	3.8% - 25.0% (17.5%)	26 - 88 (48)	0 - 30 (16)
MSR Financing Receivables(I)	8.0%	14.4%	8.2%	48	0 - 30 (25)
	8.0% - 15.4% (8.1%)	1.0% - 10.2% (14.2%)	3.8% - 25.0% (8.3%)	26 - 88 (48)	0 - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(I) (J)	9.4% - 24.0% (20.1%)	1.6% - 8.4% (6.5%)	15.9% - 35.0% (22.1%)	32 - 52 (45)	0 - 30 (27)

Total/Weighted Average—MSRs	7.5% - 24.0% (12.2%)	0.4% - 10.2% (4.7%)	2.7% - 35.0% (10.0%)	25 - 88 (35)	0 - 30 (23)

(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower will miss its mortgage payments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.20 - $7.70 ($6.90) per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $11.00 per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $9.30 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.
(H)Represents Fannie Mae and Freddie Mac MSRs.
(I)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(J)Includes valuation of the related Excess spread financing (Note 5).

With respect to valuing the Ocwen-serviced MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of September 30, 2020, a weighted average discount rate of 7.8% (range 7.5% - 8.0%) was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of September 30, 2020, a weighted average discount rate of 7.7% (range 7.4% - 13.0%) was used to value New Residential’s investments in MSRs and a weighted average discount rate of 9.4% (range 7.4% - 9.5%) was used to value New Residential’s investments in MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer advance investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2020	1.0% - 1.6% (1.6%)	8.9% - 9.9% (9.9%)	7.2% - 17.4% (17.1%)	16.5 - 19.7 (19.7)	bps	5.2% - 5.7% (5.2%)	22 - 23 (22)

(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.2 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2020, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$9,035,433	$9,362,556	$9,420,823	$—	$9,420,823	2
Non-Agency RMBS(C)	21,276,175	1,386,243	1,407,539	1,705	1,409,244	3
Total	$30,311,608	$10,748,799	$10,828,362	$1,705	$10,830,067

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. New Residential’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 83.1% of New Residential’s Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$1,171,657	1.1% to 17.7% (4.2%)	1.0% to 30.0% (13.1%)	0.3% to 4.5% (0.8%)	12.8% to 95.0% (48.0%)

(a)Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.
(b)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.
(c)Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance.

(B)New Residential was unable to obtain quotations from more than one source on these securities.
(C)Includes New Residential’s investments in interest-only notes for which the fair value option for financial instruments was elected.

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
September 30, 2020
(dollars in tables in thousands, except share data)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$1,169,628	3.5% - 8.5% (5.1%)	—% - 7.0% (4.3%)	2.0% - 7.0% (4.0%)	—% -30.0% (17.4%)
Originated loans	13,711	2.9%	1.6%	7.0%	10.0%
Residential mortgage loans held-for-sale, at fair value	$1,183,339

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$718,802	6.7% - 9.5% (6.9%)	2.8% - 2.9% (2.8%)	2.0% - 6.5% (6.1%)	30.0% - 49.2% (47.5%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$722,110	8.0% - 10.2% (8.0%)	18.3% - 31.5% (18.4%)	5.5% - 18.0% (5.6%)	82.1% - 90.2% (82.1%)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs (net)	$245,964	0.0% - 100.0% (81.0%)	6.0 - 253.3 (103.4)

Mortgage-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, NPL/RPL Securitization Trusts and SCFT 2020-A, and therefore, New Residential’s condensed consolidated balance sheets include the mortgage-backed securities issued by the MDST Trusts, SAFT 2013-1, NPL/RPL Securitization Trusts and SCFT 2020-A, respectively. New Residential elected the fair value option for these financial instruments and the mortgage-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-backed securities issued	$1,756,632	1.9% - 5.4% (3.2%)	5.0% - 19.6% (15.1%)	3.0% - 50.0% (9.9%)	20.0% - 95.6% (55.4%)

Contingent Consideration Valuation

As additional consideration for the Guardian acquisition announced in August 2019, New Residential may make up to four cash earnout payments, calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to an aggregate maximum amount of $17.5 million (the “Guardian Earnout Payments”), which will be calculated following the end of each calendar year with the final payment being calculated as of the fourth anniversary date of the Guardian closing. On April 10, 2020, New Residential made its first Guardian Earnout Payment of $1.9 million. As described above, in accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 11% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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

At September 30, 2020, assets measured at fair value on a nonrecurring basis were $602.7 million. The $602.7 million of assets include approximately $572.5 million of residential mortgage loans held-for-sale and $30.2 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2020:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$191,580	4.5% - 9.5% (6.6%)	3.0 - 9.1 (4.9)	5.1% - 7.0% (6.8%)	0.8% - 12.2% (2.5%)	28.7% - 100.0% (40.7%)
Non-performing loans	380,925	7.5% - 7.5% (7.5%)	3.0 - 3.0 (3.0)	2.0% - 2.0% (2.0%)	2.9% - 2.9% (2.9%)	30.0% - 30.0% (30.0%)
Total/weighted average	$572,505	7.2%	3.6	3.6%	2.7%	33.6%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.
(C)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 17%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the condensed consolidated statements of income for the nine months ended September 30, 2020 consisted of a valuation allowance of $121.1 million for residential mortgage loans, offset by a $2.6 million decreased allowance for REO.

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

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of September 30, 2020. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

Shelter Joint Ventures

A wholly owned subsidiary of NewRez, Shelter Mortgage Company LLC (“Shelter”) is a mortgage originator specializing in retail originations. Shelter operates its business through a series of joint ventures (“Shelter JVs”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

Residential Mortgage Loans

During the third quarter of 2020, New Residential formed entities, (collectively, the “NPL/RPL Securitizations”) that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. New Residential

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

determined that the NPL/RPL Securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the NPL/RPL Securitizations and 2) significant variable interests in each of the NPL/RPL Securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the NPL/RPL Securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the NPL/RPL Securitizations.

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
The following table comprises bonds retained pursuant to required risk retention regulations:

	As of and for the Nine Months Ended September 30,
	2020	2019
Residential mortgage loan UPB	$14,823,202	$11,183,024
Weighted average delinquency(A)	4.82%	1.97%
Net credit losses	$50,355	$5,738
Face amount of debt held by third parties(B)	$12,884,341	$10,074,690

Carrying value of bonds retained by New Residential(C)(D)	$1,549,112	$1,258,292
Cash flows received by New Residential on these bonds	$225,545	$161,794

(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by New Residential.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 12 for details on unobservable inputs.

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of September 30, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s condensed consolidated balance sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
September 30, 2020
Assets
Servicer advance investments, at fair value	$521,882	$—	$—	$—	$521,882
Residential mortgage loans, held-for-investment, at fair value	—	—	390,890	—	390,890
Residential mortgage loans, held-for-sale	—	—	352,225	—	352,225
Residential mortgage loans, held-for-sale, at fair value	—	—	622,269	—	622,269
Consumer loans, held-for-investment, at fair value	—	—	—	718,355	718,355
Cash and cash equivalents	40,653	35,642	—	—	76,295
Restricted cash	5,044	—	—	5,890	10,934
Other assets	6	9,896	6,183	9,850	25,935
Total Assets	$567,585	$45,538	$1,371,567	$734,095	$2,718,785
Liabilities
Secured notes and bonds payable(A)	$404,907	$—	$1,091,426	$678,950	$2,175,283
Accrued expenses and other liabilities	2,237	8,906	1,871	1,686	14,700
Total Liabilities	$407,144	$8,906	$1,093,297	$680,636	$2,189,983
December 31, 2019
Assets
Servicer advance investments, at fair value	$565,271	$—	$—	$—	$565,271
Residential mortgage loans, held-for-investment, at fair value	—	—	913,030	—	913,030
Consumer loans, held-for-investment	—	—	—	818,943	818,943
Cash and cash equivalents	30,065	23,802	—	—	53,867
Restricted cash	5,350	—	—	9,073	14,423
Other assets	2,414	3,556	—	12,409	18,379
Total Assets	$603,100	$27,358	$913,030	$840,425	$2,383,913
Liabilities
Secured notes and bonds payable(A)	$433,300	$—	$659,738	$820,658	$1,913,696
Accrued expenses and other liabilities	1,593	4,187	10,132	4,126	20,038
Total Liabilities	$434,893	$4,187	$669,870	$824,784	$1,933,734

(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

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

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	September 30, 2020			December 31, 2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$160,440	$36,612	$80,782	$168,207	$23,171	$46,510
Others’ ownership interest	26.8%	50.2%	46.5%	26.8%	49.0%	46.5%
Others’ interest in equity of consolidated subsidiary	$42,946	$18,365	$38,126	$45,025	$11,354	$22,171

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Three Months Ended September 30,
	2020			2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$9,761	$9,649	$9,006	$6,288	$5,098	$22,790
Others’ ownership interest as a percent of total	26.8%	50.2%	46.5%	26.8%	48.2%	46.5%
Others’ interest in net income of consolidated subsidiaries	$2,612	$4,840	$4,188	$1,684	$2,457	$10,597

(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the three months ended September 30, 2020 and 2019, respectively. See Note 11 regarding the financing of Servicer advance investments.

	Nine Months Ended September 30,
	2020			2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$(162)	$21,017	$50,795	$16,678	$9,144	$49,690
Others’ ownership interest as a percent of total	26.8%	50.2%	46.5%	26.8%	48.2%	46.5%
Others’ interest in net income of consolidated subsidiaries	$(44)	$10,542	$23,620	$4,466	$4,407	$23,106

(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the nine months ended September 30, 2020 and 2019, respectively. See Note 11 regarding the financing of Servicer advance investments.

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

On July 30, 2018, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the market” equity offering program (the “ATM Program”). On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million.

The following table summarizes the Company’s ATM Program activity:

Quarter Ended	Number of Common shares	Average price per share	Gross Proceeds	Fees	Net Proceeds
March 31, 2020(A)	97,394	$17.06	$1,662	$12	$1,649
June 30, 2020	—	—	—	—	—
September 30, 2020	—	—	—	—	—

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

(A)In connection with the shares sold under the ATM program, New Residential granted options to the Manager relating to 0.01 million shares of New Residential’s common stock at the offering price, which had fair value of approximately $0.2 million as of the grant date.

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

The table below summarizes Preferred Shares:

					Dividends Declared per Share
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47	$1.41
Preferred Series B, 7.125% issued August 2019	11,300	282,500	3.15%	273,418	$0.45	$1.34
Preferred Series C, 6.375% issued February 2020	16,100	402,500	3.15%	389,548	$0.40	$1.20
Total	33,610	$840,250		$812,992

On September 23, 2020, New Residential’s board of directors declared third quarter 2020 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 of Preferred Series C or $2.9 million, $5.0 million, and $6.4 million respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 31, 2020	April 2020	$0.05	$20.8
June 22, 2020	July 2020	$0.10	$41.6
September 23, 2020	October 2020	$0.15	$—

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at September 30, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

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

Common Stock Purchase Warrants

As discussed in Note 11, Debt Obligations, on May 19, 2020 and May 27, 2020 (collectively, the “Issuance Date”), in conjunction with the 2020 Term Loan, the Company issued the 2020 Warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices: approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

The Company recorded the value of the 2020 Term Loan and 2020 Warrants on a relative fair value basis. The 2020 Warrants were valued using a Black-Scholes option valuation model that resulted in a fair value of approximately $53.5 million on the Issuance Date and is not subject to subsequent remeasurement. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $6.11 and $7.94, a term of 3.0 years, a risk-free interest rate of 0.24%, and volatility of 35%. The 2020 Warrants met the definition of derivatives under the guidance in ASC Topic 815, Derivatives and Hedging; however, because these instruments are determined to be indexed to the Company’s own stock and met the criteria for equity classification under ASC Topic 815, the 2020 Warrants are accounted for as an equity transaction and recorded in Additional paid-in-capital. The 2020 Warrants have a dilutive effect on net income per share to the extent that the market value per share of the Company’s common stock at the time of exercise exceeds the strike price of the 2020 Warrants.

The table below summarizes the 2020 Warrants at September 30, 2020:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
December 31, 2019 outstanding warrants	—	$—
Granted	43.4	6.91
Exercised	—	—
Expired	—	—
September 30, 2020 outstanding warrants	43.4	$6.91

Option Plan

As of September 30, 2020, New Residential’s outstanding options were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes New Residential’s outstanding options as of September 30, 2020. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2020 was $7.95 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2020	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2020 (millions)
Directors	Various	7,000	7,000	$13.57	$—
Manager(C)	2017	1,130,916	1,130,916	13.95	—
Manager(C)	2018	5,320,000	4,552,585	16.67	—
Manager(C)	2019	6,351,000	3,692,800	16.14	—
Manager(C)	2020	1,619,739	377,939	17.41	—
Outstanding		14,428,655	9,761,240

(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2017	$13.95	1,130,916
2018	$16.55 to $18.02	1,159,833
2019	$15.14 to $16.68	1,270,200
Total		3,560,949

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2019 outstanding options	12,808,916
Options granted	1,619,739	$17.41
Options exercised	—	—
Options expired unexercised	—	—
September 30, 2020 outstanding options	14,428,655	See table above

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$103,920	$244,660	$(1,459,206)	$375,552
Noncontrolling interests in income of consolidated subsidiaries	11,640	14,738	34,118	31,979
Dividends on preferred stock	14,359	5,338	39,938	5,338
Net income (loss) attributable to common stockholders	$77,921	$224,584	$(1,533,262)	$338,235

Basic weighted average shares of common stock outstanding	415,744,518	415,520,780	415,665,441	406,521,273
Dilutive effect of stock options(A)	—	67,458	—	150,699
Dilutive effect of common stock purchase warrants(A)	5,224,108	—	—	—
Diluted weighted average shares of common stock outstanding	420,968,626	415,588,238	415,665,441	406,671,972

Basic earnings per share attributable to common stockholders	$0.19	$0.54	$(3.69)	$0.83
Diluted earnings per share attributable to common stockholders	$0.19	$0.54	$(3.69)	$0.83

(A)Stock options and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented.

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	—	$—	—	$—
Common stock purchase warrants	—	—	5,966,141	—

Noncontrolling Interests

Noncontrolling interests is composed of the interests held by third parties in consolidated entities that hold New Residential’s Servicer advance investments (Note 6), Shelter JVs (Note 8) and Consumer loans (Note 9).

15.    COMMITMENTS AND CONTINGENCIES

Litigation — New Residential is or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. New Residential is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

New Residential is, from time to time, subject to inquiries by government entities. New Residential currently does not believe any of these inquiries would result in a material adverse effect on New Residential’s business.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

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

Capital Commitments — As of September 30, 2020, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 19 for additional capital commitments entered into subsequent to September 30, 2020, if any):

MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and NewRez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on New Residential’s Investments in MSRs and Servicer advance investments, respectively.

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

In addition, as the issuer of Ginnie Mae guaranteed securitizations, NewRez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally exercises its option to repurchase loans that will result in an economic benefit. As of September 30, 2020, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $9.6 million and $1.5 billion, respectively. See Note 5 for information on NewRez’s right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $264.2 million of unfunded and available revolving credit privileges as of September 30, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and Operating lease liabilities are grouped and presented as part of Other assets and Accrued expenses and other liabilities, respectively, on New Residential’s condensed consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of New Residential’s lease agreements do not provide an implicit rate. As a result, New Residential used an incremental borrowing rate based on the information available as of the lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that New Residential will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

New Residential has certain lease agreements with non-lease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.

New Residential, through its wholly-owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Rent expense, net of sublease income for the three months ended September 30, 2020 and September 30, 2019 totaled $3.3 million and $2.4 million, respectively. Rent expense, net of sublease income for the nine months ended September 30, 2020 and September 30, 2019 totaled $10.1 million and $6.8 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of September 30, 2020, future commitments under the non-cancelable leases are as follows:

Year Ending	Amount
October 1 through December 31, 2020	$3,621
2021	12,428
2022	9,635
2023	5,478
2024	2,759
2025 and thereafter	2,148
Total remaining undiscounted lease payments	36,069
Less: imputed interest	4,168
Total remaining discounted lease payments	$31,901

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.3 million due in the future periods.

Other information related to operating leases is summarized below:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)	3.4	3.9
Weighted-average discount rate	4.5%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At September 30, 2020, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 11.

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
September 30, 2020
(dollars in tables in thousands, except share data)

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

In March 2020, the Company and certain of its subsidiaries sold (collectively, the “Sale”) through a broker-dealer to six purchasers (collectively, “the Purchasers”) of a portfolio consisting of non-agency residential mortgage-backed securities with an aggregate face value of approximately $6.1 billion (the “Securities”). The Sale generated proceeds of approximately $3.3 billion in the aggregate, excluding any unpaid but accrued interest. The Purchasers included an entity affiliated with funds managed by an affiliate of the Manager (the “Fortress Purchaser”), which purchased approximately $1.85 billion of Securities

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

in aggregate face value for approximately $1.0 billion. In connection with the sale of the Securities to the Fortress Purchaser, the Company agreed to exercise certain rights, including call rights, that the Company holds under the securitization transactions with respect to the Securities sold to the Fortress Purchaser solely upon written direction by the Fortress Purchaser. Such rights include the rights, if any, to (i) amend and/or terminate the transactions contemplated by certain related residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements, (ii) acquire certain of the related residential mortgage loans, real estate owned and certain other assets in the trust subject to such residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements in connection with such amendment or termination against delivery of the applicable termination payment, and (iii) if applicable, direct certain related servicers, holders of subordinate securities and/or other applicable parties, to exercise the rights in (i) and (ii). Pursuant to such agreement, the Company and the Fortress Purchaser would share equally in any profits or losses arising from the exercise of any such rights, other than if the Company elects not to participate in the related transaction, in which case the Fortress Purchaser would realize all of the profits and bear all of the losses with respect thereto.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 11 and 14 to our condensed consolidated financial statements for further details.

Due to affiliates is composed of the following amounts:

	September 30, 2020	December 31, 2019
Management fees	$7,499	$7,076
Incentive compensation	—	91,892
Expense reimbursements and other	2,046	4,914
Total	$9,545	$103,882

Affiliate expenses and fees were composed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$22,482	$20,678	$66,682	$58,261
Incentive compensation	—	36,307	—	49,265
Expense reimbursements(A)	125	125	375	375
Total	$22,607	$57,110	$67,057	$107,901

(A)Included in General and administrative expenses in the condensed consolidated statements of income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

17.    RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income Components	Statement of Income Location	2020	2019	2020	2019
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$7,658	$(95,003)	$(753,551)	$(201,222)
Reclassification of net realized (gain) loss on securities into earnings	Provision (reversal) for credit losses on securities	(3,849)	5,567	15,166	21,942
Total reclassifications		$3,809	$(89,436)	$(738,385)	$(179,280)

New Residential did not allocate any income tax expense or benefit to any component of other comprehensive income for any period presented, as no taxable subsidiary generated other comprehensive income.

18.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current:
Federal	$—	$1,198	$(7,877)	$785
State and local	1,438	14	1,496	115
Total current income tax expense (benefit)	1,438	1,212	(6,381)	900
Deferred:
Federal	77,300	(5,385)	(29,921)	14,762
State and local	22,074	(1,267)	(12,345)	3,318
Total deferred income tax expense (benefit)	99,374	(6,652)	(42,266)	18,080
Total income tax expense (benefit)	$100,812	$(5,440)	$(48,647)	$18,980

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2020. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various business segments, including servicing, origination, and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 (Segment Reporting) for further details.

New Residential has recorded a net deferred tax asset of approximately $49.5 million as of September 30, 2020, primarily related to unrealized losses and net operating loss carry forwards.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides economic relief to eligible businesses and individuals impacted by the COVID-19 pandemic and includes numerous tax provisions, such as the ability to carryback net operating losses to prior tax years. Pursuant to this new legislation, the Company filed a claim to carryback $23 million of net operating losses, resulting in a net tax benefit of $3 million. The Company is continuing to monitor and evaluate the impact of the CARES Act and other COVID-19-related legislation.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2020
(dollars in tables in thousands, except share data)

19.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2020 through the issuance of these condensed consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

As of September 30, 2020, we had $30 billion in total assets and 5,105 employees within our operating entities.

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

MARKET CONSIDERATIONS

Beginning in the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets experienced significant volatility as a result of the ongoing COVID-19 pandemic. The significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates, higher unemployment levels, illiquidity in repurchase agreement financing, and declines in the fair value of many of our investments. In addition, as a result of stay-at-home or shelter-in-place orders issued by state and local governments throughout the U.S., many businesses switched to remote work or canceled or reduced operations. Consumers responded by reducing or redirecting their spending. The confluence of these factors resulted in global and U.S. equity markets experiencing the steepest decline since the 2008 recession. Beginning in May 2020, volatility somewhat subsided and U.S. stocks delivered their best quarterly returns in more than 20 years during the second quarter of 2020 following the sharp sell-off during the latter half of the first quarter. The rebound in stocks was largely driven by increased liquidity attributable to actions taken by the Federal Reserve to stabilize markets and hopeful sentiment about “reopening” the economy. While global economic activity and consumer sentiment showed signs of significant advancement, consumer spending levels remain well below normal and some of the economic progress has stalled or may stall as COVID-19 case counts continue to rise in the U.S. Furthermore, due to the possibility that a number of states or the U.S. federal government may again impose greater restrictions on economic and social activity in light of rapidly rising COVID-19 daily case counts and heightened uncertainty relating to the duration and longer term impact of the pandemic and government actions in response thereto, we expect market volatility generally to remain elevated for the remainder of 2020.

Similar to assets in the wider economy, pricing for assets within our investment portfolio rebounded during the second and third quarters of 2020 with credit spreads tightening across the board. Additionally, we continued to make significant progress with respect to our capital structure and how we finance our assets. In particular, we have sought to increase our liquidity and stabilize financing sources, both to strengthen our balance sheet and take advantage of opportunities when market conditions stabilize. Prior to the recent turmoil in the financial markets, we financed the majority of our investments with repurchase agreements and other short-term financing arrangements that contained daily mark-to-market provisions. As a result of the severe market dislocations related to the COVID-19 pandemic and, more specifically, the unprecedented illiquidity in repurchase agreement financing, we procured and continue to procure financing, such as securitizations and term financings, that provides less or no exposure to fluctuations in the daily collateral repricing determinations. While the cost of funds for such financings may be greater relative to repurchase agreement funding, we believe, given current market conditions, financing with more limited mark-to-market provisions allows us to better manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. We will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, there can be no assurance that we will be able to access any such financing or to successfully negotiate the size, timing or terms thereof. We continue to meet all margin calls and based on information currently available to us, we believe we will be able to satisfy all margin calls and servicing obligations for the remainder of 2020. In addition, we continue to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for mortgage, housing and credit assets in the marketplace, the ability of borrowers of loans that underlie our investments to meet their payment obligations, the terms and availability of adequate financing and capital, general economic and real estate conditions, the impact of government actions in the real estate, mortgage, credit and financial markets, and the credit performance of our credit sensitive assets.

The market conditions discussed below significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

The following table summarizes the U.S. gross domestic product (“GDP”):

	Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019
	(Percent change from the preceding quarter)
Real GDP	(31.4)%	(5.0)%	2.1%

The following table summarizes he U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Unemployment rate	7.90%	11.10%	4.40%	3.50%

The following table summarizes the latest data released by the S&P Dow Jones Indices for their S&P CoreLogic Case-Shiller Home Price Indices:

	June 30, 2020	March 31, 2020	December 31, 2019
	(Percent change from the preceding month)
Change in annual home price	(3.60)%	3.50%	2.50%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
10-year U.S. Treasury rate	0.69%	0.66%	0.70%	1.92%
30-year fixed mortgage rate	2.89%	3.16%	3.45%	3.72%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

SERVICING

The CARES Act allows borrowers with federally backed mortgage loans who are affected by COVID-19 to request temporary loan forbearance. Servicers must provide such forbearance for up to 180 days if requested by the borrower. Borrowers may request additional forbearance period of up to 180 days. During any period of forbearance granted pursuant to the CARES Act, servicers are also required to provide other relief to borrowers, including, but not limited to, suspending late fees and ceasing foreclosure and eviction activity.

While the unemployment rate has generally been trending downward, forbearances may continue to rise nominally due to economic uncertainty and the lack of a definitive end date to forbearance and foreclosure moratoria. When a definitive end date is announced, there could be an increase in forbearances and requests for assistance, however, at this time, net forbearance activity has been trending downward.

Generally, borrowers will be required to repay their forborne mortgage payments after the forbearance period ends, unless an alternate loss mitigation solution is reached, which may include extensions of forbearance, repayment plans, payment deferrals, and loan modifications, depending on the borrower’s situation, account status, and applicable investor guidelines.

An increase in loans in forbearance or an increase in delinquencies may temporarily reduce our servicing revenue or may delay the timing of revenue recognition. We earn fees for servicing and subservicing mortgage loans underlying our investments in MSRs. We collect servicing and subservicing fees, generally expressed as a percent of UPB, from the borrowers’ payments. In addition to servicing and subservicing fees, we also earn late fees, prepayment penalties, float earnings and other ancillary fees. These revenues are reported as Servicing revenue, net in our condensed consolidated statements of income. We recognize servicing and subservicing fees as revenue when the fees are earned, which is generally when the borrowers’ payments are collected or when loans are modified or liquidated through the sale of the underlying real estate collateral or otherwise. In accordance with the GSE and Ginnie Mae servicing guides, we do not collect any servicing fees on delinquent loans underlying our GSE and Ginnie Mae MSR portfolio. In addition, for certain GSE loans, we may not recognize any servicing fees during the forbearance periods. Conditions will also affect ancillary income timing and may reduce such income. While higher delinquencies tend to increase the assessment of some ancillary income, such as late fees, we do not assess late fees on loans in forbearance. The deferral of servicing fee collections due to forbearances is not expected to significantly impact our total cumulative revenue over the life of the loan but will reduce near term revenue and cash flow.

An increase in loans in forbearance or an increase in delinquencies would increase our cost to service and operating expenses. Loans in default typically require more intensive effort by the servicer or subservicer to bring the loan current or manage the foreclosure process. As forbearance periods end, additional efforts will be required to administer repayment plans, loan modifications, extensions of forbearance, payment deferrals, or other loss mitigation solutions. Upon the successful completion of the forbearance period for a GSE loan where the borrower is brought current through a payment deferral, repayment plan, or flex modification, our subservicers will earn an incentive fee from the GSEs as compensation for the additional cost to service.

An increase in loans in forbearance or an increase in delinquencies would increase our servicing advances and may increase the related interest expense.

CAPITAL ACTIVITIES

On September 16, 2020, the Company, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

The 2025 Senior Notes mature on October 15, 2025 and the Company may redeem some or all of the 2025 Senior Notes at the Company’s option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

Prior to October 15, 2022, the Company will be entitled at its option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering, together with cash on hand, to prepay and retire its then-existing 2020 Term Loan and to pay related fees and expenses. As a result, the Company recorded a $61.1 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount related to the 2020 Term Loan.

PROPOSED CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee, or ARRC, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, and evaluating the related risks and our exposure.

OUR PORTFOLIO

Our portfolio, as of September 30, 2020, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2020
Investments	$2,843,720	$—	$5,753,366	$—	$8,597,086	$10,830,067	$2,887,350	$722,108	$—	$23,036,611
Cash and cash equivalents	99,321	50,942	406,965	—	557,228	160,764	4,681	7,195	111,154	841,022
Restricted cash	3,929	32,369	102,166	—	138,464	12,723	—	29,367	—	180,554
Other assets	369,988	191,398	4,466,009	—	5,027,395	1,005,847	193,394	59,968	32,105	6,318,709
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$3,328,794	$287,249	$10,733,598	$—	$14,349,641	$12,009,401	$3,085,425	$818,638	$143,259	$30,406,364
Debt	$2,612,817	$6,669	$5,980,900	$—	$8,600,386	$10,877,414	$2,241,607	$681,109	$541,758	$22,942,274
Other liabilities	165,022	63,657	1,661,193	—	1,889,872	9,633	45,696	5,425	84,833	2,035,459
Total liabilities	2,777,839	70,326	7,642,093	—	10,490,258	10,887,047	2,287,303	686,534	626,591	24,977,733
Total equity	550,955	216,923	3,091,505	—	3,859,383	1,122,354	798,122	132,104	(483,332)	5,428,631
Noncontrolling interests in equity of consolidated subsidiaries	18,365	—	42,946	—	61,311	—	—	38,126	—	99,437
Total New Residential stockholders’ equity	$532,590	$216,923	$3,048,559	$—	$3,798,072	$1,122,354	$798,122	$93,978	$(483,332)	$5,329,194
Investments in equity method investees	$—	$—	$139,351	$—	$139,351	$—	$—	$—	$—	$139,351

Operating Investments

Origination

For the nine months ended September 30, 2020, NewRez’s loan origination volume was $37.7 billion, up from $11.8 billion in the year prior. During the nine months ended September 30, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s origination platform, and increased market share helped drive growth across all channels. Gain on sale margins in the nine-month period ended September 30, 2020 was 2.01%, 0.29% higher than 1.72% for the same period in 2019. While we expect gain on sale margins to revert to historical levels over time, we believe demand will continue to exceed supply for the balance of 2020, resulting in favorable market conditions for the rest of the year. After pausing wholesale and correspondent channel originations to reduce our pipeline and minimize hedge and margin risk in March 2020, we re-entered the wholesale and correspondent channels in May 2020 and volumes from June through September 2020 have exceeded the pre-pause levels.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“E Street”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to NewRez.

NewRez, through its strategic relationship with Salesforce, a global leader in Customer Relationship Management (CRM), is developing a more integrated experience for customers across our origination and servicing operations. NewRez will also serve as an industry design advisor to Salesforce for its mortgage solutions platform. The partnership is a key initiative that will further the organization’s focus on growing recapture volume.

The charts below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Nine Months Ended
	September 30, 2020	September 30, 2019	Change
Production by Channel (in millions)
Retail / Shelter	$2,789	$1,616	$1,173
Direct to Consumer / Retention	8,571	2,509	6,062
Wholesale	4,893	3,487	1,406
Correspondent	21,494	4,145	17,349
Total Production by Channel	$37,747	$11,757	$25,990

Production by Product (in millions)
Agency	$24,316	$6,149	$18,167
Government	12,709	4,091	8,618
Non-QM	365	1,073	(708)
Non-Agency	294	379	(85)
Other	63	65	(2)
Total Production by Product	$37,747	$11,757	$25,990

% Purchase	30%	52%	(22)%
% Refinance	70%	48%	22%

	September 30, 2020	September 30, 2019	Change
Origination Revenue (in thousands)
Gain on loans originated and sold(A)	$502,436	$55,120	$447,316
Gain (loss) on settlement of mortgage loan derivative instruments(B)	(290,660)	(61,337)	(229,323)
MSRs retained on transfer of loans(C)	403,274	186,501	216,773
Other(D)	31,991	13,341	18,650
Realized gain on sale of originated mortgage loans, net	$647,041	$193,625	$453,416

Change in fair value of loans	$95,367	$12,406	$82,961
Change in fair value of interest rate lock commitments	206,073	13,911	192,162
Change in fair value of derivative instruments	(62,751)	8,939	(71,690)
Unrealized origination revenue	$238,689	$35,256	$203,433

Gain on originated mortgage loans, held-for-sale, net(E) (F)	$885,730	$228,881	$656,849
Pull through adjusted lock volume	$44,044,241	$13,304,650	$30,739,591

Gain on originated mortgage loans, as a percentage of pull through adjusted lock volume	2.01%	1.72%	0.29%

(A)Includes loan origination fees of $953.1 million and $189.4 million for the nine months ended September 30, 2020 and 2019, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process, and the provision for repurchase reserves, net of release.
(E)Excludes $99.1 million and $66.1 million of gain on originated mortgage loans, held-for-sale, net for the nine months ended September 30, 2020 and 2019, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the condensed consolidated financial statements).

(F)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on originated mortgage loans, held-for-sale, net, increased for the nine months ended September 30, 2020 compared to the same period in 2019 primarily driven by the higher volume from all our Channels.

Servicing

Our servicing business operates through a performing loan servicing division, NewRez Servicing and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing services performing Agency and government-insured loans. SMS services delinquent Agency loans and Non-Agency loans on behalf of the owners of the underlying mortgage loans.

During the first nine months of 2020, approximately 208,400 homeowners serviced by SMS indicated that they are or were impacted by COVID. Of this population, 176,800 homeowners were setup on a forbearance plan with the vast majority under a CARES Act or COVID-19 related program. As of September 30, 2020, 75,300 of the forbearance plans remained active. SMS is generally entitled to receive incentive fees, including fees paid in connection with the completion of a repayment plan or payment deferral plan. Incentives are expected to range from $500 to a maximum of $1,000 per loan, subject to certain conditions, based upon the final form of the forbearance resolution.

During the nine months ended September 30, 2020, we boarded approximately 834,000 loans, completing the remaining Ditech acquisition transfers. Prior to the impact of Covid-19, our cost to service declined as we achieved the benefits of scale and created efficiencies. Since March 2020 our cost to service increased in connection with supporting performing homeowners navigate forbearance programs and due to a rise in delinquencies. However, annualized direct cost to service per loan declined approximately 1% to $153 per loan in the first nine months of 2020 from $155 per loan for the same time period in the prior year. Higher costs are expected to be offset by incentive and performance fees in the future as delinquencies are resolved. Direct cost to service is comprised of costs associated with administering loans and does not include corporate overhead allocations.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries as of September 30, 2020 and 2019.

	Unpaid Principal Balance
	September 30, 2020	September 30, 2019	Change
Performing Servicing (in millions)
MSR Assets	$185,273	$121,860	$63,413
Acquired Residential Whole Loans	$2,975	$1,469	$1,506
Total Performing Servicing	$188,248	$123,329	$64,919

Special Servicing (in millions)
MSR Assets	$14,566	$2,131	$12,435
Acquired Residential Whole Loans	$7,258	$4,176	$3,082
Third Party	$77,131	$54,709	$22,422
Total Special Servicing	$98,955	$61,016	$37,939
Total Servicing Portfolio	$287,203	$184,345	$102,858
Agency Servicing (in millions)
MSR Assets	$143,555	$96,488	$47,067
Acquired Residential Whole Loans	$—	$—	$—
Third Party	$19,216	$4,249	$14,967
Total Agency Servicing	$162,771	$100,737	$62,034

Government Servicing (in millions)
MSR Assets	$55,894	$26,931	$28,963
Acquired Residential Whole Loans	$—	$—	$—
Third Party	$1,342	$1,875	$(533)
Total Government Servicing	$57,236	$28,806	$28,430

Non-Agency (Private Label) Servicing (in millions)
MSR Assets	$390	$572	$(182)
Acquired Residential Whole Loans	$10,233	$5,645	$4,588
Third Party	$56,573	$48,585	$7,988
Total Non-Agency (Private Label) Servicing	$67,196	$54,802	$12,394
Total Servicing Portfolio	$287,203	$184,345	$102,858

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change
Base Servicing Fees (in thousands):
MSR Assets	$120,398	$35,519	$84,879
Acquired Residential Whole Loans	10,938	5,564	5,374
Third Party	83,468	51,669	31,799
Total Base Servicing Fees	$214,804	$92,752	$122,052

Other Fees (in thousands):
Incentive fees	$29,565	$27,159	$2,406
Ancillary fees	30,623	20,996	9,627
Boarding fees	8,580	5,357	3,223
Other fees	11,475	466	11,009
Total Other Fees(A)	$80,243	$53,978	$26,265

Total Servicing Fees	$295,047	$146,730	$148,317
(A)Includes other fees earned from third parties of $55.1 million and $48.0 million for the nine months ended September 30, 2020 and 2019, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of September 30, 2020, we had $4.8 billion carrying value of MSRs and MSR financing receivables.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes of a specified margin over LIBOR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 11 to our condensed consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables.

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of September 30, 2020, these subservicers include LoanCare, PHH, Mr. Cooper, and Flagstar, which subservice 19.1%, 18.5%, 17.1%, and 0.7% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 44.6% of the underlying UPB of the related mortgages is subserviced by NewRez (Note 1 to our condensed consolidated financial statements). We have entered into agreements with certain subservicers pursuant to which we are entitled to receive the MSR on any refinancing by the subservicer or by NewRez of a loan in the related original portfolio.

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

We finance our investments in servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR. See Note 11 to our condensed consolidated financial statements for further information regarding financing of our servicer advances.

See Note 5 to our condensed consolidated financial statements for further information regarding our investments in MSR financing receivables. See “Results of Operations-Change in Fair Value of Investments in MSR Financing Receivables” below for further information regarding the impact of the economic uncertainties resulting from COVID-19 and the associated impacted on our MSR investments.

The table below summarizes our investments in MSRs and MSR financing receivables as of September 30, 2020.

	Current UPB (millions)	Weighted Average MSR (bps)		Carrying Value (millions)
MSRs
GSE	$323,473.9	28	bps	$3,012.6
Non-Agency	5,605.1	48		16.6
Ginnie Mae	57,290.6	45		622.6
MSR Financing Receivables
GSE	6,159.8	25		57.4
Non-Agency	69,090.0	48		1,072.4
Total	$461,619.4	33	bps	$4,781.6

The following table summarizes the collateral characteristics of the loans underlying our investments in MSRs and MSR financing receivables as of September 30, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$3,012,602	$323,473,921	2,053,857	745	4.2%	265	68	2.9%	31.6%	31.4%	0.4%	10.1%
Non-Agency	16,598	5,605,074	122,960	666	7.1%	188	170	3.7%	29.1%	25.9%	4.0%	2.1%
Ginnie Mae	622,605	57,290,646	288,365	685	3.8%	322	34	2.5%	26.8%	26.5%	0.4%	22.2%
MSR Financing Receivables
GSE	57,410	6,159,819	30,895	748	4.0%	271	46	—%	34.3%	33.8%	0.7%	21.2%
Non-Agency	1,072,409	69,089,988	511,425	642	4.2%	303	176	13.9%	10.2%	8.5%	1.7%	2.5%
Total	$4,781,624	$461,619,448	3,007,502	721	4.2%	277	81	4.4%	27.8%	27.3%	0.6%	10.5%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.5%	0.6%	4.0%	0.3%	0.1%	0.3%
Non-Agency	3.9%	1.6%	3.9%	5.4%	0.5%	2.9%
Ginnie Mae	3.4%	1.7%	8.1%	0.9%	0.1%	1.0%
MSR financing receivables
GSE	0.9%	0.5%	4.3%	—%	—%	—%
Non-Agency	5.0%	1.9%	2.1%	7.3%	1.1%	2.6%
Total	2.3%	1.0%	4.2%	1.5%	0.2%	0.7%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable rate mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three-month average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three-month average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three-month average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

Excess MSRs

The tables below summarize the terms of our investments in Excess MSRs completed as of September 30, 2020.

Summary of Direct Excess MSR Investments as of September 30, 2020

		MSR Component(A)						Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR(%)		Carrying Value (millions)
Agency	$37.4	30	bps	21	bps	32.5%	66.7%	$173.5
Non-Agency(B)	40.0	35		15		33.3%	100.0%	$155.1
Total/Weighted Average	$77.4	33	bps	18	bps			$328.6

(A)The MSR is a weighted average as of September 30, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our condensed consolidated financial statements) on $27.5 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of September 30, 2020

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$30.2	33	bps	22	bps	50.0%	66.7%	33.3%	$190.2

(A)The MSR is a weighted average as of September 30, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSR investments as of September 30, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$120,510	$26,123,748	199,552	723	4.6%	236	127	1.7%	22.5%	21.8%	0.9%	13.4%
Recaptured Loans	53,039	11,232,552	69,070	725	4.2%	270	48	—%	22.7%	22.6%	0.2%	27.8%
	$173,549	$37,356,300	268,622	724	4.5%	247	101	1.2%	22.6%	22.1%	0.7%	18.0%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$131,309	$36,250,695	208,113	669	4.4%	272	174	9.3%	13.8%	11.5%	2.6%	8.3%
Recaptured Loans	23,765	3,744,574	17,576	736	4.1%	277	33	0.1%	28.8%	28.9%	—%	26.5%
	$155,074	$39,995,269	225,689	675	4.4%	273	161	7.9%	15.1%	12.9%	2.4%	11.7%
Total/Weighted Average(H)	$328,623	$77,351,569	494,311	698	4.4%	261	133	4.3%	18.7%	17.3%	1.6%	15.5%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	2.2%	1.1%	5.8%	0.4%	0.1%	0.1%
Recaptured Loans	1.6%	1.0%	5.4%	0.1%	—%	—%
	2.0%	1.0%	5.7%	0.4%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	11.3%	5.5%	6.1%	5.2%	0.7%	1.6%
Recaptured Loans	1.7%	0.7%	4.7%	0.1%	—%	—%
	10.4%	5.1%	6.0%	4.8%	0.6%	1.5%
Total/Weighted Average(H)	6.5%	3.2%	5.8%	2.7%	0.4%	0.8%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable rate mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three-month average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three-month average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three-month average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)We also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our condensed consolidated financial statements) on $27.5 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2020 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$102,733	$17,315,113	33.3%	178,600	704	5.2%	227	147	1.3%	21.3%	18.3%	3.6%	15.8%
Recaptured Loans	87,513	12,917,827	33.3%	94,668	710	4.3%	264	55	0.1%	19.5%	19.3%	0.4%	34.5%
Total/Weighted Average(G)	$190,246	$30,232,940		273,268	707	4.8%	243	108	1.3%	20.6%	18.8%	2.3%	24.0%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	2.9%	1.3%	5.0%	0.7%	0.2%	0.2%
Recaptured Loans	2.2%	1.1%	5.2%	0.2%	—%	0.1%
Total/Weighted Average(G)	2.6%	1.2%	5.1%	0.5%	0.1%	0.1%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Adjustable rate mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three-month average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three-month average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three-month average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2020
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments
Mr. Cooper and SLS serviced pools	$510,995	$535,760	$27,484,426	$434,998	1.6%

(A)Carrying value represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the nine months ended, September 30, 2020 (dollars in thousands):

			Nine Months Ended September 30, 2020		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	6.3	$431	$412,538	88.0%	87.0%	2.3%	1.5%

(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer advance investments:

September 30, 2020
Principal and interest advances	$85,481
Escrow advances (taxes and insurance advances)	166,678
Foreclosure advances	182,839
Total	$434,998

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

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2020 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$9,035,433	$9,362,556	100.0%	$61,158	$(2,891)	$9,420,823	54	4.2	1.3%	$9,495,910

(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of September 30, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	2.25%
Weighted Average Funding Cost	0.23%
Net Interest Spread	2.02%

(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $10.4 billion and $15.9 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 11 to our condensed consolidated financial statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

Since mid-March 2020, markets for mortgage-backed securities and other credit-related assets have experienced significant volatility, widening credit spreads and sharp declines in liquidity, which has had a material impact on our investment portfolio. A significant portion of our Non-Agency RMBS portfolio was financed with repurchase agreements. Fluctuations in the value of our portfolio of Non-Agency RMBS, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our Non-Agency RMBS portfolio in March 2020, for which we recorded significant realized losses. Refer to Note 16 to our condensed consolidated financial statements for further information regarding Non-Agency RMBS sales with affiliates.

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2020 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$21,276,175	$1,386,243	$92,192	$(69,191)	$1,409,244	$834,151

(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2020 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2006	NR	96	$86,852	$16,816	1.2%	$16,483	—%	—%	6.2	6.9%
2006	N/A	15	91,603	—	—%	1	—%	—%	—	0.1%
2007	NR	16	175,107	3,286	0.2%	5,083	—%	—%	2.6	0.1%
2008 and later	BB-	465	20,908,266	1,355,079	98.6%	1,376,099	16.8%	—%	6.0	3.0%
Total/weighted average	BB-	592	$21,261,828	$1,375,181	100.0%	$1,397,666	16.5%	—%	6.0	3.0%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2006	17.9	0.05	7.7%	13.7%	11.3%
2006	14.1	0.13	10.8%	—%	96.3%
2007	13.3	0.16	12.0%	15.6%	25.5%
2008 and later	13.4	0.76	14.4%	3.7%	0.3%
Total/weighted average	13.4	0.75	14.3%	3.9%	0.5%

(A)Excludes $13.8 million face amount of bonds backed by consumer loans and $0.5 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 305 bonds with a carrying value of $647.1 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2020.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2020.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $26.5 million and $2.8 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $273.0 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of September 30, 2020:

Net Interest Spread(A)
Weighted average asset yield	4.91%
Weighted average funding cost	4.09%
Net interest spread	0.82%

(A)The Non-Agency RMBS portfolio consists of 36.6% floating rate securities and 63.4% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2020 and December 31, 2019, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.4 billion and $8.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our condensed consolidated financial statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $75.0 billion.

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

As of September 30, 2020, we had approximately $5.9 billion outstanding face amount of residential mortgage loans. These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.8 billion and secured notes and bonds payable with an aggregate face amount of approximately $1.1 billion. We acquired these loans through open market purchases, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2020 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$784,838	$718,802	12,587	6.7%	4.2

Acquired reverse mortgage loans(E)(F)	$11,784	$5,848	28	7.8%	3.9
Acquired performing loans(G)(I)	205,746	191,580	4,138	6.6%	3.4
Acquired non-performing loans(H)(I)	502,003	380,925	3,363	7.5%	3.3
Total residential mortgage loans, held-for-sale	$719,533	$578,353	7,529	7.2%	3.3

Acquired performing loans(G)(I)	$1,205,668	$1,176,302	7,590	4.2%	9.9
Acquired non-performing loans	436,936.0	338,451	3	8%	3.3
Originated loans	2,705,121	2,843,720	9,947	2.9%	22.1
Total residential mortgage loans, held-for-sale, at fair value	$4,347,725	$4,358,473	20,537	3.7%	16.8

(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)LTV refers to the ratio comparing the loan’s unpaid principal balance to the value of the collateral property.
(C)Represents the percentage of the total principal balance that is 60+ days delinquent.
(D)The weighted average FICO score is based on the weighted average of information updated and provided by the loan servicer on a monthly basis.
(E)Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 47% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(F)FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.
(G)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(H)As of September 30, 2020, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.
(I)Includes $490.9 million and $21.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At September 30, 2020 and December 31, 2019, the Company pledged mortgage loans with a carrying value of approximately $3.8 billion and $5.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our condensed consolidated financial statements for further information regarding financing of our mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of September 30, 2020 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$667,184	60.4%	39.6%	94,801	677	17.5%	12.2%	186	3.6	1.2%	0.7%	1.5%	19.1%	4.7%

(A)Weighted average original FICO score represents the FICO score at the time the loan was originated.
(B)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(C)12-month CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(D)12-month CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. Furthermore, the notes are non-mark-to-market and not subject to margin calls. See Note 11 to our condensed consolidated financial statements for further information regarding financing of our consumer loans.

TAXES

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT we generally pay no federal or state and local income tax on assets that qualify under the REIT requirements if we distribute out at least 90% of the current taxable income generated from these assets.

We hold certain assets, including Servicer Advance Investments and MSRs, in taxable REIT subsidiaries (“TRSs”) that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program, servicing, origination, and ancillary businesses through TRSs.

As our operating investments continue to grow and become a larger component of our total consolidated income, we anticipate income subject to tax will increase, along with a corresponding increase in tax expense and our consolidated effective tax rate.

At September 30, 2020, our net deferred tax asset of $49.5 million was primarily comprised of net operating losses generated within our TRSs partially offset by deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by the Company.

For the three and nine months ended September 30, 2020, we recognized deferred tax expense (benefit) of $99.4 million and $(42.3) million, respectively, primarily reflecting deferred tax benefits resulting from changes in the fair value of loans and MSRs during the first quarter of 2020, partially offset by deferred tax expense generated from income in our servicing and origination business segments in the second and third quarters. The taxable income of the operating businesses is absorbed by our historical net operating losses, reducing current taxable income in our TRSs.

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

Our critical accounting policies as of September 30, 2020, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2019.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.  Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Revenues
Interest income	$233,848	$448,127	$(214,279)	$868,419	$1,303,041	$(434,622)
Servicing revenue, net of change in fair value of $(395,064), $(228,405), $(1,485,472), and $(619,914), respectively	(43,929)	53,050	(96,979)	(459,313)	133,366	(592,679)
Gain on originated mortgage loans, held-for-sale, net	495,098	126,747	368,351	984,818	294,935	689,883
	685,017	627,924	57,093	1,393,924	1,731,342	(337,418)
Expenses
Interest expense	130,528	245,902	(115,374)	463,786	686,738	(222,952)
General and administrative expenses	316,560	193,580	122,980	859,601	525,289	334,312
Management fee to affiliate	22,482	20,678	1,804	66,682	58,261	8,421
Incentive compensation to affiliate	—	36,307	(36,307)	—	49,265	(49,265)
	469,570	496,467	(26,897)	1,390,069	1,319,553	70,516
Other Income (Loss)
Change in fair value of investments	89,092	2,212	86,880	(374,408)	(55,534)	(318,874)
Gain (loss) on settlement of investments, net	(94,457)	133,670	(228,127)	(968,995)	96,385	(1,065,380)
Earnings from investments in consumer loans, equity method investees	—	(2,547)	2,547	—	(890)	890
Other income (loss), net	5,385	(30,695)	36,080	(34,635)	(27,234)	(7,401)
	20	102,640	(102,620)	(1,378,038)	12,727	(1,390,765)
Impairment
Provision (reversal) for credit losses on securities	(3,849)	5,567	(9,416)	15,166	21,942	(6,776)
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	14,584	(10,690)	25,274	118,504	8,042	110,462
	10,735	(5,123)	15,858	133,670	29,984	103,686
Income (Loss) Before Income Taxes	204,732	239,220	(34,488)	(1,507,853)	394,532	(1,902,385)
Income tax expense (benefit)	100,812	(5,440)	106,252	(48,647)	18,980	(67,627)
Net Income (Loss)	$103,920	$244,660	$(140,740)	$(1,459,206)	$375,552	$(1,834,758)
Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries	$11,640	$14,738	$(3,098)	$34,118	$31,979	$2,139
Dividends on Preferred Stock	$14,359	$5,338	$9,021	$39,938	$5,338	$34,600
Net Income (Loss) Attributable to Common Stockholders	$77,921	$224,584	$(146,663)	$(1,533,262)	$338,235	$(1,871,497)

Interest Income

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The decrease in interest income during the third quarter of 2020 compared to the third quarter of 2019 was driven by a decrease in the size of our investment portfolio (as noted in the “Our Portfolio” section) and the transition of MSRs initially accounted for as investments in MSR financing receivables to investments in MSRs. Specifically, interest income decreased by $214.3 million, primarily driven by (i) a $123.9 million decrease attributable to a smaller bond portfolio, (ii) a $50.7 million decrease related to acquired residential mortgage loans and consumer loans, partially offset by (iii) an increase of $6.5 million on loans originated as a result of growth in our originations business. MSR related investments and servicing interest income decreased by $46.2 million primarily due to the transfer from investments in MSR financing receivables to investments in MSRs during the third quarter of 2020. The revenue associated with these transferred MSRs is reported as Servicing Revenue, Net in our condensed consolidated statements of income.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The decrease in interest income was driven by a smaller investment portfolio (as noted in the “Our Portfolio” section) and the transition of MSRs initially accounted for as investments in MSR financing receivables to investments in MSRs. Specifically, interest income decreased by $434.6 million primarily driven by (i) a $279.2 million decrease attributable to a smaller bond portfolio as well as a decrease in the accelerated accretion recognized on called deals, (ii) a $94.3 million decrease from MSR related investments and servicing, primarily due to MSR financing receivables transferring to investments in MSRs during the third quarter of 2019 (the revenue associated with these transferred MSRs is reported as Servicing Revenue, Net in our condensed consolidated statements of income) and portfolio runoff, and (iii) a $78.5 million decrease in acquired residential mortgage loans and consumer loans due to lower unpaid principal balances, partially offset by (iv) an increase of $17.4 million on loans originated as a result of growth in our originations business.

Servicing Revenue, Net

The component of servicing revenue, net related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(63,129)	$(149,413)	$86,284	$(577,911)	$(555,765)	$(22,146)
Changes in discount rates	71,797	57,896	13,901	(1,705)	127,314	(129,019)
Changes in other factors	73,305	29,659	43,646	43,462	153,080	(109,618)
Total	$81,973	$(61,858)	$143,831	$(536,154)	$(275,371)	$(260,783)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Servicing revenue, net decreased $97.0 million primarily driven by (i) a $304.7 million increase in amortization as a result of MSR acquisitions subsequent to September 30, 2019 and faster prepayments, and (ii) a $28.2 million decrease in ancillary and other fees attributable to lower interest rates, specifically lower interest earned on custodial accounts. The decrease was partially offset by (iii) a $97.9 million increase in servicing collections as a result of MSR acquisitions that closed subsequent to September 30, 2019, and (iv) an $82.0 million positive mark-to-market adjustments in 2020 compared to a $61.9 million negative mark-to-market adjustments in 2019. The positive mark-to-market adjustments during the three months ended September 30, 2020 were primarily driven by a reduction in life-to-date unrealized losses due to paydowns and a decrease in discount rates resulting from changes in estimates regarding the economic outlook caused by COVID-19.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Servicing revenue, net decreased $592.7 million primarily driven by (i) a $606.7 million increase in amortization as a result of MSR acquisitions subsequent to September 30, 2019 and faster prepayments, (ii) a $260.8 million increase in negative mark-to-market adjustments, and (iii) a $70.4 million decrease in ancillary and other fees due to lower interest rates, specifically lower interest earned on custodial accounts. The negative mark-to-market adjustments during the nine months ended September 30, 2020 were primarily driven by changes in interest rates resulting in lower custodial earnings, faster prepayment rates, and higher delinquency rates, due to changes in estimates regarding the economic outlook caused by COVID-19. The decrease was partially offset by (iv) a $343.3 million increase in servicing collections as a result of MSR acquisitions that closed subsequent to September 30, 2019.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gain on originated mortgage loans, held-for-sale, net increased $368.4 million primarily driven by an increase in loan origination volume and higher gain on sales margins. As noted in the “Our Portfolio” section, during the third quarter of 2020, loan origination volume at NewRez was $18.1 billion, up from $5.7 billion in the year prior. During the three months ended September 30, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of

Ditech’s platform, and increased market share helped drive growth in originations volume channels. Gain on sale margins in the three month period ended September 30, 2020 was 2.04%, 0.34% higher than 1.70% for the same period in 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gain on originated mortgage loans, held-for-sale, net increased $689.9 million primarily driven by an increase in loan origination volume and higher gain on sales margins. As noted in the “Our Portfolio” section, during the first nine months of 2020, loan origination volume at NewRez was $37.7 billion, up from $11.8 billion in the year prior. During the nine months ended September 30, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s platform, and increased market share helped drive growth in originations volume channels. Gain on sale margins in the nine month period ended September 30, 2020 was 2.01%, 0.29% higher than 1.72% for the same period in 2019.

Interest Expense

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Interest expense decreased by $115.4 million primarily attributable to (i) a $107.4 million decrease related to the lower average size of the RMBS portfolio financed with repurchase agreements and (ii) a $28.0 million decrease related to the financing of acquired residential mortgage loans and consumer loans, partially offset by (iii) a $1.0 million increase in interest expense on MSR related investments, origination, and servicing due to increased financing of the portfolio offset by a decrease in rates, and (iv) a $19.0 million increase in interest expense as a result of the senior secured term loan facility agreement entered into on May 19, 2020, which was refinanced in September 2020 with proceeds from the 2025 Senior Unsecured Notes. Refer to Note 11 to our condensed consolidated financial statements for further details.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Interest expense decreased by $223.0 million primarily attributable to (i) a $189.7 million decrease related to the lower average size of the RMBS portfolio financed with repurchase agreements, (ii) a $61.4 million decrease related to residential mortgage loans and consumer loans, and (iii) a $5.7 million decrease in interest expense due to runoff of MSR related investments, offset by (iv) an increase in interest expense on originations of $6.1 million driven by an increase in our originations business, and (v) a $27.7 million increase in interest expense as a result of the senior secured term loan facility agreement entered into on May 19, 2020, which was refinanced in September 2020 with proceeds from the 2025 Senior Notes. Refer to Note 11 to our condensed consolidated financial statements for further details.

General and Administrative Expenses

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

General and administrative expenses increased by $123.0 million, primarily attributable to increases in NewRez origination and servicing volumes. As noted in the “Our Portfolio” section, during the third quarter of 2020, loan origination volume at NewRez was $18.1 billion, up from $5.7 billion in the year prior and loans serviced at NewRez was $287.2 billion, up from $184.3 billion in the year prior. The components of general and administrative expenses that increased as a result of these volumes were as follows: (i) a $92.4 million increase in compensation and benefits expense, (ii) a $12.1 million increase in loan origination expenses, (iii) a $4.2 million increase in occupancy expenses, (iv) a $5.8 million increase in legal and professional expenses, and (v) a $4.9 million increase in other expenses. In addition, subservicing expense increased (vi) a $2.5 million as a result of MSR acquisitions that closed subsequent to September 30, 2019 within our servicer subsidiary, NRM (Note 5 to our condensed consolidated financial statements), and transfer from investments in MSR financing receivables to investments in MSRs during the three months ended September 30, 2020, partially offset by portfolio runoff.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

General and administrative expenses increased by $334.3 million, primarily attributable to increases in NewRez origination and servicing volumes. As noted in the “Our Portfolio” section, during the nine months ended September 30, 2020, loan origination volume was $37.7 billion, up from $11.8 billion in the year prior and loans serviced at NewRez was $287.2 billion, up from $184.3 billion in the year prior. The components of general and administrative expenses that increased as a result of these volumes were as follows: (i) a $212.2 million increase in compensation and benefits expense, (ii) a $17.4 million increase in legal and professional expenses, (iii) a $33.6 million increase in loan origination expenses, (iv) a $12.1 million increase in occupancy expenses, and (v) an $8.1 million increase related to technology and software enhancements. There was also (vi) a

$26.9 million increase in property maintenance and inspection expense resulting from the acquisition and operations of Guardian, (vii) an increase of $11.9 million as a result of MSR acquisitions that closed subsequent to September 30, 2019 within our servicer subsidiary, NRM (Note 5 to our condensed consolidated financial statements), and the transfer from investments in MSR financing receivables to investments in MSRs during the nine months ended September 30, 2020, partially offset by portfolio runoff, and a decrease of $2.9 million in loan servicing expense primarily due to a decrease of loan servicing expense on consumer loans, held-for-investment attributable to lower unpaid principal balance. Other expenses increased $3.5 million related to increased trustee and custodian expenses, $3.3 million in amortization of intangible assets, and $8.2 million related to other general and administrative expenses.

Management Fee to Affiliate

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Management fee to affiliate increased by $1.8 million as a result of capital raises subsequent to September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Management fee to affiliate increased by $8.4 million as a result of capital raises subsequent to September 30, 2019.

Incentive Compensation to Affiliate

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Incentive compensation decreased $36.3 million during the three months ended September 30,2020. This decrease was due to the fact that the incentive calculation determined in accordance with the management agreement was in a cumulative net loss position.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Incentive compensation decreased $49.3 million during the nine months ended September 30,2020. This decrease was due to the fact that the incentive calculation determined in accordance with the management agreement was in a cumulative net loss position.

Change in Fair Value of Investments

Change in fair value of investments is composed of the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Excess mortgage servicing rights	$(664)	$2,407	$(3,071)	$(11,773)	$(1,421)	$(10,352)
Excess mortgage servicing rights, equity method investees	(393)	4,751	(5,144)	(2,902)	4,087	(6,989)
Mortgage servicing rights financing receivables	(20,275)	(41,410)	21,135	(245,906)	(133,200)	(112,706)
Servicer advance investments	3,143	6,641	(3,498)	431	15,932	(15,501)
Real estate and other securities	27,663	(5,054)	32,717	(531)	9,010	(9,541)
Residential mortgage loans	56,940	(6,512)	63,452	(108,306)	75,095	(183,401)
Consumer loans held-for-investment	(411)	—	(411)	(9,634)	—	(9,634)
Derivative instruments	23,089	41,389	(18,300)	4,213	(25,037)	29,250
Total	$89,092	$2,212	$86,880	$(374,408)	$(55,534)	$(318,874)

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

Changes in the fair value of investments in Excess MSRs related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(1,384)	$(2,566)	$1,182	$1,650	$(20,268)	$21,918
Changes in discount rates	3,650	4,167	(517)	(365)	13,446	(13,811)
Changes in other factors	(2,930)	806	(3,736)	(13,058)	5,401	(18,459)
Total	$(664)	$2,407	$(3,071)	$(11,773)	$(1,421)	$(10,352)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The change in fair value of investments in excess mortgage servicing rights during the three months ended September 30, 2020 was relatively flat; however, the mark-to-market adjustments were negative, mainly driven by increased prepayment rates and decreased recapture rates. In contrast, the mark-to-market adjustments during the three months ended September 30, 2019 were positive, largely driven by decreases in the discount rate, increases in recapture rates, offset by increases in interest rates and prepayment rates.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The negative mark-to-market adjustments during the nine months ended September 30, 2020 were mainly driven by decreased recapture rates. In contrast, the negative mark-to-market adjustments during the nine months ended September 30, 2019 were mainly driven by increased interest rates and prepayment rates, offset by decreased discount rates and increased recapture rates.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of investments in Excess MSRs, equity method investees related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(404)	$(432)	$28	$(52)	$(7,897)	$7,845
Changes in discount rates	661	768	(107)	(82)	3,939	(4,021)
Changes in other factors	(650)	4,415	(5,065)	(2,768)	8,045	(10,813)
Total	$(393)	$4,751	$(5,144)	$(2,902)	$4,087	$(6,989)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The change in fair value of investments in excess mortgage servicing rights, equity method investees during the three months ended September 30, 2020 were mainly driven by increased prepayment rates and decreased recapture rates. In contrast, the positive mark-to-market adjustments during the three months ended September 30, 2019 were largely driven by increased recapture rates and and decreased discount rates.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The change in fair value of investments in excess mortgage servicing rights, equity method investees during the nine months ended September 30, 2020 were mainly driven by decreased recapture rates. In contrast, the positive mark-to-market adjustments during the nine months ended September 30, 2019 were mainly driven by increased recapture rates and decreased discount rates, partially offset by increased prepayment rates and interest rates.

Change in Fair Value of Investments in MSR Financing Receivables

The component of changes in the fair value of investments in MSR financing receivables related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Amortization of servicing rights	$(36,134)	$(48,340)	$12,206	$(182,085)	$(131,417)	$(50,668)
Change in valuation inputs and assumptions	15,859	9,349	6,510	(62,072)	1,437	(63,509)
(Gain) loss on sales	—	(2,419)	2,419	(1,749)	(3,220)	1,471
Total	$(20,275)	$(41,410)	$21,135	$(245,906)	$(133,200)	$(112,706)

The component of changes in the fair value of investments in MSR financing receivables related to changes in valuation inputs and assumptions related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$(17,925)	$(44,152)	$26,227	$26,118	$(138,727)	$164,845
Changes in discount rates	23,694	60,273	(36,579)	10,950	99,674	(88,724)
Changes in other factors	10,090	(6,772)	16,862	(99,140)	40,490	(139,630)
Total	$15,859	$9,349	$6,510	$(62,072)	$1,437	$(63,509)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The change in fair value of investments in MSR financing receivables increased $21.1 million, of which (i) $12.2 million was attributable to a decrease in amortization expense and (ii) $6.5 million was attributable to changes in valuation inputs and assumptions, primarily driven by transfer from investments in MSR financing receivables to investments in MSRs during the three months ended September 30, 2020 and decrease in discount rates, resulting from changes in estimates regarding the economic outlook caused by COVID-19. The change in fair value associated with these transferred MSRs is reported as Servicing Revenue, Net in our condensed consolidated statements of income.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The change in fair value of investments in MSR financing receivables decreased $112.7 million, of which $63.5 million was attributable to changes in valuation inputs and assumptions. The change in fair value for the nine months ended September 30, 2020 was primarily due to higher delinquency rates, partially offset by a decrease in discount rates. These changes resulted from changes in estimates regarding the economic outlook caused by COVID-19. The change in fair value for the nine months ended September 30, 2019 was relatively flat in comparison, with changes in interest rates and prepayment rates being offset by a decrease in discount rates and improvements in other factors. The remaining decrease was primarily due to $50.7 million increase in amortization expense as a result faster prepayments in 2020, partially offset by transfer from investments in MSR financing receivables to investments in MSRs during the third quarter of 2020.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	2020	2019	Amount
Changes in interest rates and prepayment rates	$205	$(675)	$880	$(1,869)	$(2,379)	$510
Changes in discount rates	2,219	8,419	(6,200)	2,219	22,045	(19,826)
Changes in other factors	719	(1,103)	1,822	81	(3,734)	3,815
Total	$3,143	$6,641	$(3,498)	$431	$15,932	$(15,501)

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The positive mark-to-market adjustments during the three months ended September 30, 2020 were mainly driven by a decrease in discount rates that caused the fair value to increase by $2.2 million. The mark-to-market adjustment during the three months ended September 30, 2019 was also positive, mainly driven by a decrease in the discount rates that caused the fair value to increase by $8.4 million.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The positive mark-to-market adjustments during the nine months ended September 30, 2020 were mainly driven by a decrease in the discount rates that caused the fair value to increase by $2.2 million. The positive mark-to market adjustment during the nine months ended September 30, 2019 was mainly driven by a larger decrease in the discount rates that caused the fair value to increase by $22.0 million. This was slightly offset by unfavorable changes in interest rates, prepayment rates, and other factors which caused the fair value to decrease by $6.1 million.

Change in Fair Value of Real Estate and Other Securities

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The change in fair value of investments in real estate and other securities increased $32.7 million, primarily due to an increase in the size of the portfolio of fair value option bonds due to electing fair value option on non-agency bonds acquired after January 1, 2020 and Agency bonds acquired after April 1, 2020, as well as improved economic outlook as the broad market continued to see spreads tighten relative to the levels present during the initial onset of COVID-19.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The change in fair value of investments in real estate and other securities decreased $9.5 million, primarily due to the addition of Agency fair value option bonds in the portfolio, and the amortization being recorded through the change in fair value.

Change in Fair Value of Residential Mortgage Loans

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The change in fair value of investments in residential mortgage loans increased $63.5 million during the quarter ended September 30, 2020 due to $48.6 million increase in loss realized through securitization and $14.9 million increase related to changes in valuation inputs and assumptions.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The change in fair value of investments in residential mortgage loans decreased $183.4 million primarily due to (i) a $324.3 million decrease related to changes in valuation inputs and assumptions resulted from changes in estimates regarding the economic outlook caused by COVID-19, partially offset by (ii) a $141.5 million increase due to less realization of gain through securitizations.

Change in Fair Value of Investments in Consumer Loans Held-for-Investment

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Change in fair value of investments in consumer loans decreased $0.4 million, as the valuation remained relatively consistent with June 30, 2020. Fair value option was elected as of January 1, 2020.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Change in fair value of investments in consumer loans decreased $9.6 million due to changes in valuation inputs and assumptions resulted from changes in estimates regarding the economic outlook caused by COVID-19. Fair value option was elected as of January 1, 2020.

Change in Fair Value of Derivative Instruments

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Change in fair value of derivative instruments decreased $18.3 million due to a decreased favorable change from unrealized loss to unrealized gain on interest rate swaps, largely resulting from changes in the forward LIBOR curve at September 30, 2020, and September 30, 2019, respectively.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Change in fair value of derivative instruments increased $29.3 million. The increase was primarily related to a decrease in unrealized loss on interest rate swaps largely resulting from changes in the forward LIBOR curve at September 30, 2020, and September 30, 2019, respectively.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gain (loss) on settlement of investments, net decreased $228.1 million during the three months ended September 30, 2020 due to (i) an $87.3 million decrease in gain on sales of marketable securities, (ii) a $66.3 million loss on extinguishment of debt primarily attributable to the 2020 Term Loan, (iii) a decrease of $55.4 million in gains related to deal collapses, (iv) an increase of $18.0 million in losses on our MSR portfolio, and (v) a $12.9 million increase in losses on derivatives, partially offset by (vi) a $4.2 million increase in gain on REO sales, (vii) a $3.8 million decrease in losses on the mark-to-market adjustment on TBAs and (viii) a $3.4 million increase in gain on sales of loans.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gain (loss) on settlement of investments, net decreased $1,065.4 million during the nine months ended September 30, 2020 due to (i) a $954.8 million loss on sales of non-agency mortgage-backed securities, (ii) a $56.3 million loss from extinguishment of the 2020 Term Loan, (iii) a $49.3 million increase in losses on loan sales, (iv) a $29.5 million increase in losses on derivatives, (v) a $19.9 million realized loss on our MSR portfolio, and (vi) a $15.9 million decrease in gains on deal collapses, partially offset by (vii) a $48.8 million decrease in losses on the mark-to-market adjustment on TBAs, and (viii) a $12.1 million increase in gains on sales of REO.

Earnings from Investments in Consumer Loans, Equity Method Investees

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Earnings from investments in consumer loans, equity method investees increased $2.5 million as a result of a loss during the three months ended September 30, 2019. Investments in LoanCo and WarrantCo were fully distributed as of December 31, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Earnings from investments in consumer loans, equity method investees increased $0.9 million as a result of a loss during the nine months ended September 30, 2019. Investments in LoanCo and WarrantCo were fully distributed as of December 31, 2019.

Other Income (Loss), Net

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other income increased by $36.1 million, primarily due to (i) a $23.7 million increase largely related to the Guardian Asset Management and Ditech recovery business acquisitions during 2019, (ii) a loss of $14.4 million on receivables related to our loan book during the third quarter of 2019, (iii) a $5.5 million unrealized gains on Ocwen stock, (iv) a $1.7 million gain on consumer loans recoveries, and (v) a $1.5 million decrease in REO expenses, partially offset by (vi) a $4.2 million unrealized loss on our equity method investments, (vii) an increase of $4.0 million in advance expenses, and (viii) a $3.8 million increase in provisions for servicing losses.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other income decreased by $7.4 million, primarily due to (i) a $51.8 million loss on our equity method investments, (ii) an $18.9 million provision for servicing losses, (iii) a decrease to the change in fair value of our retained MSR assets of $5.0 million, (iv) a $4.2 million decrease in change in fair value of warrants, (v) a $2.9 million decrease in unrealized gains on Ocwen stock, (vi) a $2.8 million decrease in gains on transfer of loans to REO, and (vii) a $2.1 million decrease in change in fair value of advance servicing assets, partially offset by (viii) a $63.3 million increase in ancillary income largely related to the Guardian Asset Management and Ditech recovery business acquisitions during 2019, (ix) an $8.3 million loss on receivables related to our loan book during 2019, (x) a $5.5 million unrealized gain on notes and bonds payable, (xi) a $5.2 million gain on recoveries of consumer loan chargeoffs.

Provision (Reversal) for Credit Losses on Securities

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The provision for credit losses on securities decreased by $9.4 million million primarily resulting from a reversal of credit losses on securities during the third quarter of 2020, driven by improving market conditions. Effective January 1, 2020, these securities are accounted for in accordance with the new credit loss accounting standard CECL (Notes 1 and 7 to our condensed consolidated financial statements). The CECL provision in the first quarter of 2020 was impacted by the significant deterioration in macroeconomic forecasts between January 1 and March 31, 2020 due to the economic disruption caused by the COVID-19 pandemic. The negative effect of these market conditions was lessened during the second and third quarters, leading to the reversal of credit losses on securities. Our provision is inherently based on assumptions and estimates, and adjustments to such assumptions may affect our future results. Consequently, forecasts that indicate improving economic conditions may result in a reversal in previously recognized provision for credit losses.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The provision for credit losses on securities decreased by $6.8 million primarily resulting from a lesser decrease in fair values of Non-Agency RMBS due to credit losses, as compared to the impairment taken during the nine months ended September 30, 2019 on Non-Agency RMBS purchased with existing credit impairment. Impairment resulted from fair value falling below amortized cost basis for the securities held as of September 30, 2019. Effective January 1, 2020, these securities are accounted for in accordance with the new credit loss accounting standard CECL (Notes 1 and 7 to our condensed consolidated financial statements). The CECL provision for the nine months ended September 30, 2020 was impacted by the significant deterioration in macroeconomic forecasts between January 1 and March 31, 2020 due to the economic disruption caused by the COVID-19 pandemic. The negative effect of these market conditions was lessened during the second and third quarters, leading to the reversal of credit losses on securities. Our provision is inherently based on assumptions and estimates, and adjustments to such assumptions may negatively affect our future results. Consequently, forecasts that indicate weak or deteriorating economic conditions may result in a higher provision for credit losses.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The $25.3 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $34.3 million increase in impairment on residential mortgage loans related to impact of the COVID-19 outbreak on the overall economy, partially offset by (ii) a $3.1 million decrease in impairment on certain REOs with a increase in home prices, and (iii) a $5.9 million decrease in provision due to electing fair value option on consumer loans.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The $110.5 million increase in the valuation and loss provision (reversal) on loans and real estate owned resulted from (i) a $138.4 million increase in impairment on residential mortgage loans related to changes in interest rates and low performance, partially offset by (ii) a $3.3 million decrease in impairment on certain REOs with a increase in home prices, and (iii) a $24.6 million decrease in provision due to electing fair value option on consumer loans.

Income Tax Expense (Benefit)

For the three and nine months ended September 30, 2020, we recognized deferred tax expense (benefit) of $99.4 million and $(42.3) million, respectively, primarily reflecting deferred tax benefits resulting from changes in the fair value of loans and MSRs during the first quarter of 2020, partially offset by deferred tax expense generated from income in our servicing and origination business segments in the second and third quarters. The taxable income of the operating businesses is absorbed by our historical net operating losses, reducing current taxable income in our TRSs.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Income tax expense (benefit) changed by $106.3 million primarily due to deferred tax expense generated from income in our servicing and origination business segments.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Income tax expense (benefit) changed by $67.6 million primarily due to deferred tax benefits resulting from changes in the fair value of loans and MSRs.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Noncontrolling interests in income of consolidated subsidiaries decreased by $3.1 million primarily due to (i) a $6.4 million decrease in noncontrolling interest income related to the consumer loan companies, partially offset by (ii) a $0.9 million increase in other’s interest in the net income of the Buyer as a result of higher interest income, and (iii) a $2.4 million increase from the Shelter JVs, driven by higher earnings from originations during the three months ended September 30, 2020.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Noncontrolling interests in income of consolidated subsidiaries increased by $2.1 million primarily due to (i) a $6.1 million increase in noncontrolling interests at the Shelter JVs, driven by higher earnings from originations, and (ii) a $0.5 million increase in noncontrolling interests related to the consumer loan companies, partially offset by (iii) a $4.5 million decrease in other’s interest in the net income of the Buyer as a result of lower fair value adjustments during the nine months ended September 30, 2020.

Dividends on Preferred Stock

Three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The dividends on preferred stock is related to our 7.500% Preferred Series A, 7.125% Preferred Series B, and 6.375% Preferred Series C preferred stock. There was an increase of $9.0 million on our preferred stock during the three months ended September 30, 2020, due to the Preferred Series B preferred stock being issued during August 2019 and the Preferred Series C preferred stock not being issued until after the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The dividends on preferred stock is related to our 7.500% Preferred Series A, 7.125% Preferred Series B, and 6.375% Preferred Series C preferred stock. There was an increase of $34.6 million on our preferred stock during the nine months ended September 30, 2020, due to the Preferred Series B preferred stock being issued during August 2019, and the Preferred Series C preferred stock not being issued until after the nine months ended September 30, 2019.

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

Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances, which are expected to increase in the near term due to COVID-19. The ongoing economic impact of the COVID-19 pandemic has resulted in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. In April 2020, we expanded our committed advance facilities capacity by $1.3 billion, which we believe will be adequate for our needs. We also plan to finance GNMA advances with existing MSR lines and corporate cash flow, and may utilize Ginnie Mae’s Pass-Through Assistance Program. In addition, on May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the 2020 Term Loan. The Company’s total cash and cash equivalents at September 30, 2020 was $841.0 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of September 30, 2020, approximately $555.4 million of our cash and cash equivalents were held at NRM and NewRez, of which $377.1 million were in excess of regulatory liquidity requirements. NRM and NewRez are expected to maintain compliance with applicable net worth requirements throughout the year. Use of a government-sponsored advance facility, such as Ginnie Mae’s Pass-Through Assistance Program could further limit our ability to utilize funds generated by NRM and NewRez.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2020, we had outstanding secured financing agreements with an aggregate face amount of approximately $14.7 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3% - 12% for Agency RMBS, 12% - 75% for Non-Agency RMBS, and 1% - 62% for residential mortgage loans. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $3.1 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our Manager’s senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced during the first quarter and continuing into the second quarter of 2020 due to the COVID-19 pandemic. While market volatility has subsided since the second quarter of 2020, it is possible that volatility may increase again, and our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings.

During the first quarter and continuing into the second quarter of 2020, consistent with current conditions in the mortgage REIT industry, we have observed (i) an increase in “haircuts,” which represent the difference in percentage terms between the fair value of the collateral and the amount the counterparty will lend and (ii) a mark-down of our mortgage assets held as collateral by our financing counterparties, which resulted in us having to provide additional cash or securities to satisfy higher than historical levels of margin calls (although these conditions have moderately stabilized in recent weeks). We used our cash on hand, a portion of the approximately $389.5 million proceeds from our underwritten public offering of 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock in February 2020 and the proceeds from asset sales to meet margin calls. While we have met our margin calls to date, further significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline.

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our secured financing agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, mortgage loan origination and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant amount of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

•Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Our business strategy is dependent upon our ability to finance certain of our investments at rates that provide a positive net spread.
•Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments is unpredictable and returns on new investments may vary materially from those on existing investments.

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$3,759,627	$3,754,803	Oct-20 to Jul-22	2.45%	1.0	$4,156,437	$4,250,005	$4,215,066	17.1
Agency RMBS(D)	$9,958,246	$9,958,246	Oct-20 to Dec-20	0.23%	0.2	$9,930,973	$10,285,282	$10,361,950	3.8
Non-Agency RMBS(E)	952,323	950,836	Oct-20 to Dec-20	4.09%	0.1	18,999,108	1,730,072	1,734,798	6.0
Real Estate Owned(G)(H)	2,983	2,983	Oct-20 to Jul-22	3.94%	1.3	N/A	N/A	3,796,000	N/A
Total Secured Financing Agreements	14,673,179	14,666,868		1.05%	0.4
Secured Notes and Bonds Payable
Excess MSRs(I)	264,980	264,980	Nov-20 to Aug-24	3.91%	1.1	107,584,509	333,874	421,907	6.0
MSRs(J)	2,794,108	2,786,144	Jan-21 to Jul-25	4.57%	2.3	444,177,336	4,645,075	4,675,648	5.8
Servicer Advance Investments(K)	412,538	412,538	Apr-21 to Aug-21	2.27%	0.6	434,998	510,995	535,760	6.3
Servicer Advances(K)	2,502,158	2,492,239	Apr-21 to Sep-23	2.84%	1.9	2,747,433	2,857,040	2,857,040	0.7
Residential Mortgage Loans(L)	1,103,847	1,096,638	Apr-21 to Aug-60	4.26%	30.1	1,656,351	1,588,739	1,413,258	4.1
Consumer Loans(M)	678,951	681,109	September-37	2.03%	3.0	663,047	718,287	718,287	3.6
Total Secured Notes and Bonds Payable	7,756,582	7,733,648		3.60%	6.1
Total/ Weighted Average	$22,429,761	$22,400,516		1.93%	2.3

(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through October 31, 2020 were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $19.5 million of associated accrued interest payable as of September 30, 2020.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $30.4 million and $37.3 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $270.7 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $70.2 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50% and $194.7 million of corporate loans which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.50%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the interests in MSRs that secure these notes.
(J)Includes $933.0 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.50%; $37.4 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 2.50%; $326.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.50%; and $1,497.6 million of capital markets notes with fixed interest rates ranging 3.55% to 5.44%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.

(K)$1.9 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.38% to 1.85%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $989.1 million note payable to Mr. Cooper which includes a $1.4 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.88%, (ii) $75.1 million face amount of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.72% (see Note 12 for fair value details), (iii) $165.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.63% (see Note 12 for fair value details), and (iv) $989.1 million of bonds held by third parties which bear a fixed interest rate ranging from 3.23% to 5.00%.
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $610.0 million UPB of Class A notes with a coupon of 1.97% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.66% and a stated maturity date in September 2037.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $14.7 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2020
	Outstanding Balance at September 30, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$9,958,246	$7,806,947	$31,770,128	1.22%
Non-Agency RMBS	952,323	3,584,772	8,235,316	3.15%
Residential mortgage loans	3,330,045	3,687,279	6,224,250	2.35%
Real estate owned	1,165	51,542	110,442	2.74%
Secured Notes and Bonds Payable
Excess MSRs	—	50,000	50,000	4.16%
MSRs	453,306	1,514,064	2,059,551	3.77%
Servicer advances	932,733	666,014	583,915	2.92%
Residential mortgage loans	5,212	104,385	210,366	3.65%
Total/weighted average	$15,633,030	$17,465,003	$49,243,968	1.75%

(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Secured Financing Agreements
Agency RMBS	$14,939,907	$15,250,971	$1,175,803	$1,176,922
Non-Agency RMBS	7,403,488	7,216,191	2,092,963	2,095,213
Residential mortgage loans	2,644,559	4,869,240	3,180,499	3,112,376
Real estate owned	66,317	75,173	76,763	3,222

(A)Represents the average for the period the debt was outstanding.

On May 19, 2020, the Company, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In August 2020, the Company made a $51.0 million prepayment on the 2020 Term Loan. As a result, The Company recorded a $5.7 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the 2020 Term Loan. As a result, the Company recorded a $61.1 million loss on extinguishment of debt, primarily representing a write-off of unamortized debt issuance costs and original issue discount.

On September 16, 2020, the Company, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250%. Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

The 2025 Senior Notes mature on October 15, 2025 and the Company may redeem some or all of the 2025 Senior Notes at the Company’s option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

Prior to October 15, 2022, the Company will be entitled at its option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering, together with cash on hand, to prepay and retire its then-existing 2020 Term Loan and to pay related fees and expenses. As a result, the Company recorded a $61.1 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

For additional information on our debt activities, see Note 11 to our condensed consolidated financial statements.

Maturities

Our debt obligations as of September 30, 2020, as summarized in Note 11 to our condensed consolidated financial statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2020	$1,296	$11,670,545	$11,671,841
2021	1,632,734	3,097,533	4,730,267
2022	119,403	1,691,631	1,811,034
2023	1,200,000	321,685	1,521,685
2024	—	522,589	522,589
2025 and thereafter	919,583	1,802,761	2,722,344
	$3,873,016	$19,106,744	$22,979,760
(A)Includes secured financing agreements and secured notes and bonds payable of $1.3 million and $3.9 billion, respectively.
(B)Includes secured financing agreements and secured notes and bonds payable of $14.7 billion and $4.4 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades receivable) and Non-Agency RMBS repurchase agreements were 3.9% and 54.1%, respectively, and for residential mortgage loans and REO were 10.8% and 21.4%, respectively, during the nine months ended September 30, 2020.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2020 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,011,258	$995,151	$4,016,107
New loan origination	5,283,000	2,767,458	2,515,542

Secured Notes and Bonds Payable
Excess MSRs	311,237	264,980	46,257
MSRs	1,750,000	1,296,506	453,494
Servicer advances	4,645,000	2,914,696	1,730,304
Residential mortgage loans	650,000	—	650,000
	$17,650,495	$8,238,791	$9,411,704

(A)Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2020.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes Preferred stock:

					Dividends Declared per Share
Series	Number of Shares	Liquidation Preference	Issuance Discount	Carrying Value	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Fixed-to-floating rate cumulative redeemable preferred:
Preferred Series A, 7.50% issued July 2019	6,210	$155,250	3.15%	$150,026	$0.47	$1.41
Preferred Series B, 7.125% issued August 2019	11,300	282,500	3.15%	273,418	$0.45	$1.34
Preferred Series C, 6.375% issued February 2020	16,100	402,500	3.15%	389,548	$0.40	$1.20
Total	33,610	$840,250		$812,992

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

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2020.

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

As of September 30, 2020, our outstanding options had a weighted average exercise price of $16.30. Our outstanding options as of September 30, 2020 were summarized as follows:

Held by the Manager	10,860,706
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,560,949
Issued to the independent directors	7,000
Total	14,428,655

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2020, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2019	$682,151
Net unrealized gain (loss) on securities	108,308
Reclassification of net realized (gain) loss on securities into earnings	(738,385)
Accumulated other comprehensive income, September 30, 2020	$52,074

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2020, we recorded net unrealized losses on our real estate securities due to widening credit spreads, changes in collateral performance, and other factors related specifically to certain investments. We recorded credit impairment charges of $15.2 million with respect to real estate securities and realized losses of $753.6 million on sales of real estate securities.

See “—Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses, as well as our liquidity.

Common Dividends

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured financing agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or raise capital to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of opportunities when market conditions stabilize, and in light of our expectations with respect to our anticipated future performance, including as a result of our current asset mix and leverage profile, during the first quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.05 per share from $0.50 per share. During the second quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.10 per share from $0.05 per share. During the third quarter of 2020, our board of directors increased the quarterly cash dividend on our shares of common stock to $0.15 per share from $0.10 per share.

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

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
September 30, 2019	October 2019	$0.50
December 31, 2019	January 2020	$0.50
March 31, 2020	April 2020	$0.05
June 30, 2020	July 2020	$0.10
September 30, 2020	October 2020	$0.15

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $4.2 billion for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Operating cash flows for the nine months ended September 30, 2020 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $40.1 billion, servicing fees received of $1.1 billion, net recoveries of servicer advances receivable of $470.2 million, and net interest income received of $618.1 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $2.4 billion, originations of $36.8 billion, incentive compensation and management fees paid to the Manager of $158.2 million, income taxes paid of $0.1 million, subservicing fees paid of $458.3 million and other outflows of approximately $857.0 million including general and administrative costs and loan servicing fees. The $0.9 billion net proceeds on residential mortgage loans, held for sale, were primarily used to pay down debt facilities classified in financing activities below.

Investing Activities

Cash flows provided by (used in) investing activities were $11.0 billion for the nine months ended September 30, 2020. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loan, REOs, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $(12.5) billion during the nine months ended September 30, 2020. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under secured financing agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.5 billion. As of September 30, 2020, there was $14.8 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of September 30, 2020. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2020 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2020:

•Derivatives – as described in Note 10 to our condensed consolidated financial statements, we have altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 11 to our condensed consolidated financial statements, we borrowed additional amounts.

See Notes 15 and 17 to our condensed consolidated financial statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2020, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty, as further described in “—Application of Critical Accounting Policies—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $264.2 million of unfunded and available revolving credit privileges as of September 30, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

Since the third quarter of 2018, as a result of the Shellpoint Acquisition, we, through our wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, we report realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which we believe is an indicator of performance for the Servicing and Origination segments and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$77,921	$224,584	$(1,533,262)	$338,235
Adjustments for Non-Core Earnings:
Impairment	10,735	(5,123)	133,670	29,984
Change in fair value of investments	(203,652)	(571)	724,364	153,700
(Gain) loss on settlement of investments, net	94,068	(133,141)	986,921	(94,614)
Other (income) loss	20,646	35,219	111,597	60,256
Other income and impairment attributable to non-controlling interests	(4,360)	1,463	(7,307)	(6,595)
Non-capitalized transaction-related expenses	17,795	8,472	48,892	24,622
Incentive compensation to affiliate	—	36,307	—	49,265
Preferred stock management fee to affiliate	3,048	1,055	8,391	1,055
Deferred taxes	99,374	(6,652)	(42,266)	18,080
Interest income on residential mortgage loans, held-for-sale	9,579	18,852	30,146	45,041
Limit on RMBS discount accretion related to called deals	—	(34)	—	(19,590)
Adjust consumer loans to level yield	363	1,922	(1,147)	4,884
Core earnings of equity method investees:
Excess mortgage servicing rights (Note 4)	6,120	3,987	10,210	6,102
Core Earnings	$131,637	$186,340	$470,209	$610,425

Net Income Per Diluted Share	$0.19	$0.54	$(3.69)	$0.83
Core Earnings Per Diluted Share	$0.31	$0.45	$1.13	$1.50

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	420,968,626	415,588,238	415,665,441	406,671,972

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

We are subject to margin calls on our secured financing agreements. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls, or mandatory repayment, based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls, or required repayments, resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates but there can be no assurance that our cash reserves will be sufficient.

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

	September 30, 2020	June 30, 2020
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+50bps	+148.6	+195.0
+25bps	+86.8	+96.7
-25bps	-86.8	-96.7
-50bps	-196.0	-185.8

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

	September 30, 2020	June 30, 2020
Interest rate change (bps)	Estimated Change in Fair Value ($mm)	Estimated Change in Fair Value ($mm)
+20bps	+37.6	+79.0
+10bps	+18.8	+39.5
-10bps	-18.8	-39.5
-20bps	-37.6	-79.0

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$173,549
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$184,772	$178,954	$168,436	$163,580
Change in estimated fair value:
Amount	$11,223	$5,405	$(5,113)	$(9,969)
%	6.5%	3.1%	(2.9)%	(5.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$184,123	$178,528	$169,061	$164,987
Change in estimated fair value:
Amount	$10,574	$4,979	$(4,488)	$(8,562)
%	6.1%	2.9%	(2.6)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$173,896	$173,723	$173,376	$173,202
Change in estimated fair value:
Amount	$347	$174	$(173)	$(347)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$170,867	$172,208	$174,890	$176,231
Change in estimated fair value:
Amount	$(2,682)	$(1,341)	$1,341	$2,682
%	(1.5)%	(0.8)%	0.8%	1.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$155,074
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$166,436	$160,618	$150,012	$145,407
Change in estimated fair value:
Amount	$11,362	$5,544	$(5,062)	$(9,667)
%	7.3%	3.6%	(3.3)%	(6.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$165,739	$160,156	$150,433	$146,181
Change in estimated fair value:
Amount	$10,665	$5,082	$(4,641)	$(8,893)
%	6.9%	3.3%	(3.0)%	(5.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$155,083	$155,079	$155,069	$155,065
Change in estimated fair value:
Amount	$9	$5	$(5)	$(9)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$153,809	$154,441	$155,707	$156,339
Change in estimated fair value:
Amount	$(1,265)	$(633)	$633	$1,265
%	(0.8)%	(0.4)%	0.4%	0.8%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$107,359
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$113,549	$110,373	$104,559	$101,960
Change in estimated fair value:
Amount	$6,190	$3,014	$(2,800)	$(5,399)
%	5.8%	2.8%	(2.6)%	(5.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$113,374	$110,190	$104,808	$102,491
Change in estimated fair value:
Amount	$6,015	$2,831	$(2,551)	$(4,868)
%	5.6%	2.6%	(2.4)%	(4.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$107,610	$107,485	$107,234	$107,109
Change in estimated fair value:
Amount	$251	$126	$(125)	$(250)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$106,047	$106,703	$108,016	$108,672
Change in estimated fair value:
Amount	$(1,312)	$(656)	$657	$1,313
%	(1.2)%	(0.6)%	0.6%	1.2%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$3,070,012
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,278,508	$3,172,206	$2,976,668	$2,891,838
Change in estimated fair value:
Amount	$208,496	$102,194	$(93,344)	$(178,174)
%	6.8%	3.3%	(3.0)%	(5.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,312,417	$3,183,959	$2,967,868	$2,875,551
Change in estimated fair value:
Amount	$242,405	$113,947	$(102,144)	$(194,461)
%	7.9%	3.7%	(3.3)%	(6.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,095,746	$3,082,879	$3,057,144	$3,044,278
Change in estimated fair value:
Amount	$25,734	$12,867	$(12,868)	$(25,734)
%	0.8%	0.4%	(0.4)%	(0.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,993,440	$3,031,726	$3,108,297	$3,146,583
Change in estimated fair value:
Amount	$(76,572)	$(38,286)	$38,285	$76,571
%	(2.5)%	(1.2)%	1.2%	2.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$1,089,007
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,184,168	$1,134,548	$1,046,978	$1,008,278
Change in estimated fair value:
Amount	$95,161	$45,541	$(42,029)	$(80,729)
%	8.7%	4.2%	(3.9)%	(7.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,132,803	$1,109,695	$1,070,617	$1,054,989
Change in estimated fair value:
Amount	$43,796	$20,688	$(18,390)	$(34,018)
%	4.0%	1.9%	(1.7)%	(3.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,138,956	$1,107,203	$1,043,676	$1,011,905
Change in estimated fair value:
Amount	$49,949	$18,196	$(45,331)	$(77,102)
%	4.6%	1.7%	(4.2)%	(7.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,076,479	$1,082,743	$1,095,271	$1,101,535
Change in estimated fair value:
Amount	$(12,528)	$(6,264)	$6,264	$12,528
%	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2020	$622,605
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$675,044	$653,919	$603,984	$598,398
Change in estimated fair value:
Amount	$52,439	$31,314	$(18,621)	$(24,207)
%	8.4%	5.0%	(3.0)%	(3.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$706,105	$661,659	$587,982	$557,065
Change in estimated fair value:
Amount	$83,500	$39,054	$(34,623)	$(65,540)
%	13.4%	6.3%	(5.6)%	(10.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$642,564	$632,585	$612,626	$602,647
Change in estimated fair value:
Amount	$19,959	$9,980	$(9,979)	$(19,958)
%	3.2%	1.6%	(1.6)%	(3.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$591,281	$606,943	$638,268	$653,930
Change in estimated fair value:
Amount	$(31,324)	$(15,662)	$15,663	$31,325
%	(5.0)%	(2.5)%	2.5%	5.0%

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

Risks Related to Our Business

The COVID-19 pandemic has impacted, and could further adversely impact or disrupt, our business, financial condition and results of operations. The global spread of the COVID-19 outbreak has disrupted, and could further severely disrupt, the U.S. and global economy and financial markets. Any prolonged disruptions could create widespread mortgage loan performance and business continuity and viability issues.

In recent years, the outbreaks of certain highly contagious diseases have increased the risk of a pandemic resulting in economic disruptions. In particular, the COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures, among others, have slowed economic activities, and have led to significant and unprecedented volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted-for example, many industry participants have been subject to margin calls, have suspended or reduced dividends or announced the need to raise additional capital.

In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•The pandemic could adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, employees at our origination and servicing businesses and the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” and other third-party vendors. To the extent our management or other personnel, including those of our Manager, are impacted in significant numbers by the outbreak and are not available to conduct work, our business and operating results may be negatively impacted.

•Continued volatility in the residential credit market have caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In March 2020 we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to use a significant portion of our cash on hand and sell certain assets to satisfy higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls, that we will have ample liquidity to satisfy any such obligations, that we would be able to sell assets or securities as needed, or that the consideration of such sales will satisfy our obligations. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

•The financial impact of the outbreak, including significant and widespread decreases in the fair values of our assets, could cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

•Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve in late 2019 and first quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns, and the continuation of such low interest rates may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

•We could face difficulty accessing debt and equity capital on attractive terms, or at all. In addition, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may adversely affect the valuation of financial assets and liabilities or cause us to reduce the volume of loans we originate and/or service, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•Rising unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, we expect to see an increase in our servicer advance obligations for which we will need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•As a result of the outbreak, we have experienced a decrease in the value of our qualifying REIT assets, and we had to sell a significant portion of such assets in order to satisfy margin calls. We cannot assure you that these and other market developments resulting from COVID-19 will not adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Unprecedented numbers of forbearances have been requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business.

•To the extent we elect or are required to make temporary or lasting changes involving the status, practices and procedures of our operating businesses, including with respect to loan origination and servicing activities, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, as well as the related economic impacts, all of which remain uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

When we make investments, we base the price we pay and, in some cases, the rate of amortization of those investments on, among other things, our projection of the cash flows from the related pool of loans. We generally record such investments on our balance sheet at fair value, and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•rates of prepayment and repayment of the underlying loans;
•potential fluctuations in prevailing interest rates and credit spreads;
•rates of delinquencies and defaults, and related loss severities;
•costs of engaging a subservicer to service MSRs;
•market discount rates;
•in the case of MSRs and Excess MSRs, recapture rates; and
•in the case of Servicer Advance Investments and servicer advances receivable, the amount and timing of servicer advances and recoveries.

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

Repayment of servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provides for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on servicer advances and deferred servicing fees are unpredictable for several reasons, including the following:

•payments on the servicer advances and the deferred servicing fees depend on the source of repayment, and whether and when the related servicer receives such payment (certain servicer advances are reimbursable only out of late payments and other collections and recoveries on the related residential mortgage loan, while others are also reimbursable out of principal and interest collections with respect to all residential mortgage loans serviced under the related servicing agreement, and as a consequence, the timing of such reimbursement is highly uncertain);
•the length of time necessary to obtain liquidation proceeds may be affected by conditions in the real estate market or the financial markets generally, the availability of financing for the acquisition of the real estate and other factors, including, but not limited to, government intervention;
•the length of time necessary to effect a foreclosure may be affected by variations in the laws of the particular jurisdiction in which the related mortgaged property is located, including whether or not foreclosure requires judicial action;
•the requirements for judicial actions for foreclosure (which can result in substantial delays in reimbursement of servicer advances and payment of deferred servicing fees), which vary from time to time as a result of changes in applicable state law; and
•the ability of the related servicer to sell delinquent residential mortgage loans to third parties prior to a sale of the underlying real estate, resulting in the early reimbursement of outstanding unreimbursed servicer advances in respect of such residential mortgage loans.

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

•its failure to comply with applicable laws and regulations;
•its failure to comply with contractual and financing obligations and covenants;
•a downgrade in, or failure to maintain, any of its servicer ratings;
•its failure to maintain sufficient liquidity or access to sources of liquidity;
•its failure to perform its loss mitigation obligations;
•its failure to perform adequately in its external audits;
•a failure in or poor performance of its operational systems or infrastructure;
•regulatory or legal scrutiny or regulatory actions regarding any aspect of a servicer’s operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines;
•an Agency’s or a whole-loan owner’s transfer of servicing to another party; or
•any other reason.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage, LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of September 30, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our condensed consolidated financial statements).

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

We are dependent on our Servicing Partners as the servicer or subservicer of the residential mortgage loans with respect to which we hold interests in MSRs, and their servicing practices may impact the value of certain of our assets. We may be adversely impacted:

•By regulatory actions taken against our Servicing Partners;
•By a default by one of our Servicing Partners under their debt agreements;
•By downgrades in our Servicing Partners’ servicer ratings;
•If our Servicing Partners fail to ensure their servicer advances comply with the terms of their Pooling and Servicing Agreements (“PSAs”);
•If our Servicing Partners were terminated as servicer under certain PSAs;
•If our Servicing Partners become subject to a bankruptcy proceeding; or
•If our Servicing Partners fail to meet their obligations or are deemed to be in default under the indenture governing notes issued under any servicer advance facility with respect to which such Servicing Partner is the servicer.

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

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the United States Bankruptcy Code or similar state insolvency laws, and our security interest (if any) is declared unenforceable, ineffective or subordinated, payments previously made by a servicer to us pursuant to the related purchase agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers. Among other reasons, a payment could constitute a preferential transfer if a court were to find that the payment was a transfer of an interest of property of such servicer that:

•Was made to or for the benefit of a creditor;
•Was for or on account of an antecedent debt owed by such servicer before that transfer was made;
•Was made while such servicer was insolvent (a company is presumed to have been insolvent on and during the 90 days preceding the date the company’s bankruptcy petition was filed);
•Was made on or within 90 days (or if we are determined to be a statutory insider, on or within one year) before such servicer’s bankruptcy filing;
•Permitted us to receive more than we would have received in a Chapter 7 liquidation case of such servicer under U.S. bankruptcy laws; and
•Was a payment as to which none of the statutory defenses to a preference action apply.

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

•risks related to compliance with applicable laws, regulations and other requirements;
•significant increases in delinquencies for the loans;
•compliance with the terms of related servicing agreements;
•financing related servicer advances and the origination business;
•expenses related to servicing high risk loans;
•unrecovered or delayed recovery of servicing advances;
•a general risk in foreclosure rates, which may ultimately reduce the number of mortgages that we service (also see-“The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.”);
•maintaining the size of the related servicing portfolio and the volume of the origination business;
•compliance with FHA underwriting guidelines; and
•termination of government mortgage refinancing programs.

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

The actual or alleged failure of our mortgage origination and servicing subsidiaries to comply with applicable federal, state and local laws and regulations and GSE, Ginnie Mae and other business counterparty requirements, or to implement and adhere to adequate remedial measures designed to address any identified compliance deficiencies, could lead to:

•the loss or suspension of licenses and approvals necessary to operate our or our subsidiaries’ business;
•limitations, restrictions or complete bans on our or our subsidiaries’ business or various segments of our business;
•our or our subsidiaries’ disqualification from participation in governmental programs, including GSE, Ginnie Mae, and VA programs;
•breaches of covenants and representations under our servicing, debt, or other agreements;
•negative publicity and damage to our reputation;
•governmental investigations and enforcement actions;
•administrative fines and financial penalties;
•litigation, including class action lawsuits;
•civil and criminal liability;
•termination of our servicing and subservicing agreements or other contracts;
•demands for us to repurchase loans;
•loss of personnel who are targeted by prosecutions, investigations, enforcement actions or litigation;
•a significant increase in compliance costs;
•a significant increase in the resources we and our subsidiaries devote to regulatory compliance and regulatory inquiries;
•an inability to access new, or a default under or other loss of current, liquidity and funding sources necessary to operate our business;
•restrictions on our or our subsidiaries’ business activities;
•impairment of assets; and
•an inability to execute on our business strategy.

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

S&P, Moody’s and Fitch rates NewRez as a residential loan servicer, and a downgrade, or failure to maintain, any of our servicer ratings could:

•adversely affect NewRez’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;
•adversely affect NewRez’s and/or New Residential’s ability to finance servicing advance receivables and certain other assets;
•lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;
•cause NewRez’s termination as servicer in our servicing agreements that require that NewRez to maintain specified servicer ratings; and
•further impair NewRez’s ability to consummate future servicing transactions.

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

Although we have upsized certain of our advance facilities, if we are not successful in upsizing our facilities in the future, we will need to explore other sources of liquidity and are if we are unable to obtain additional liquidity, we may have to take additional actions, including selling assets and reducing our originations to generate liquidity to support our servicer advance obligations.

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

Our real estate and other securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets, including due to COVID-19, could reduce the trading for many real estate and other securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•the uncertainty and economic impact of the COVID-19 pandemic, including liquidity, impact on the value of assets and availability of financing;
•interest rates and credit spreads;
•the availability of credit, including the price, terms and conditions under which it can be obtained;
•the quality, pricing and availability of suitable investments;
•the ability to obtain accurate market-based valuations;
•the ability of securities dealers to make markets in relevant securities and loans;
•loan values relative to the value of the underlying real estate assets;
•default rates on the loans underlying our investments and the amount of the related losses, and credit losses with respect to our investments;
•prepayment and repayment rates, delinquency rates and legislative/regulatory changes with respect to our investments, and the timing and amount of servicer advances;
•the availability and cost of quality Servicing Partners, and advance, recovery and recapture rates;
•competition;
•the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;
•unemployment rates; and
•the attractiveness of other types of investments relative to investments in real estate or REITs generally.

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

As of September 30, 2020, 25.0% and 21.9% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.4% and 7.3% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states, including California, Florida and states in the Midwest, have recently reported increasing rates of COVID-19 infections. As of September 30, 2020, 34.6% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.1% was located in the Southeastern U.S., 22.9% was located in the Northeastern U.S., 11.1% was located in the Midwestern U.S. and 5.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.0% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2020, 36.6% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 63.4% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our indebtedness, including, but not limited to, the indenture governing our 2025 Senior Notes, contain covenants that place restrictions on us and our subsidiaries. The indenture governing our 2025 Senior Notes restricts among other things, our and certain of our subsidiaries’ ability to:

•incur certain additional debt;
•make certain investments or acquisitions;
•create certain liens on our or our subsidiaries’ assets; and
•sell assets; and

•merge, consolidate or transfer all or substantially all of our assets.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants could result in an event of default. Cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, the lenders or holders thereof could elect to declare all outstanding debt under such agreements to be immediately due and payable.

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

The final Basel FRTB Ruling, which raised capital charges for bank holders of ABS, CMBS and Non-Agency RMBS beginning in 2019, could adversely impact available trading liquidity and access to financing.

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

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no established process to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

As our reliance on rapidly changing technology has increased, so have the risks that threaten the confidentiality, integrity or availability of our information systems, both internal and those provided to us by third-party service providers (including, but not limited to, our Servicing Partners). Cybersecurity incidents may involve gaining authorized or unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Disruptions and failures of our systems or those of our third-party vendors could result from these incidents or be caused by fire, power outages, natural disasters and other similar events and may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations. During the COVID-19 pandemic, a portion of our staff have worked remotely, which has caused us to rely heavily on virtual communication and may increase our exposure to cybersecurity risks.

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

The securitization of any loans that we originate and/or service subject us to various risks that may increase our compliance costs and adversely impact our financial results, including:
•compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification and repurchase provisions;
•reliance on programs administered by, the GSEs, and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

In connection with certain MSR acquisitions, servicing is transferred from the seller to a subservicer appointed by us. The ability to integrate and service the assets acquired will depend in large part on the success of our subservicer’s integration of expanded servicing capabilities with its current operations. We may fail to realize some or all of the anticipated benefits of these transactions if the integration process takes longer, or is more costly, than expected. Potential difficulties we may encounter during the integration process with the assets acquired in MSR acquisitions involving servicing transfers include, but are not limited to, the following:

•the integration of the portfolio into our applicable subservicer’s information technology platforms and servicing systems;
•the quality of servicing during any interim servicing period after we purchase the portfolio but before our applicable subservicer assumes servicing obligations from the seller or its agents;
•the disruption to our ongoing businesses and distraction of our management teams from ongoing business concerns;
•incomplete or inaccurate files and records;
•the retention of existing customers;
•the creation of uniform standards, controls, procedures, policies and information systems;
•the occurrence of unanticipated expenses; and
•potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

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

NRM and NewRez’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, NewRez and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

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

In addition, NewRez is an approved issuer of mortgage-backed securities guaranteed by Ginnie Mae and services the mortgage loans related to such securities (“Ginnie Mae Issuer”). As an approved Ginnie Mae Issuer, NewRez is required to conduct aspects of its operations in accordance with applicable policies and guidelines published by Ginnie Mae in order to maintain its approvals. Should NewRez fail to maintain Ginnie Mae approval, we may be unable to purchase or hold MSRs associated with Ginnie Mae loans, which could limit our potential business activities.

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

We hold investments in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

•We have limited experience acquiring MSRs and operating a servicer. Although ownership of MSRs and the operation of a servicer includes many of the same risks as our other target assets and business activities, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate MSR investments into our business operations.
•As of today, we rely on subservicers to subservice the mortgage loans underlying our MSRs on our behalf. We are generally responsible under the applicable Servicing Guidelines for any subservicer’s non-compliance with any such applicable Servicing Guideline. In addition, there is a risk that our current subservicers will be unwilling or unable to continue subservicing on our behalf on terms favorable to us in the future. In such a situation, we may be unable to locate a replacement subservicer on favorable terms.
•NRM and NewRez’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s or NewRez’s existing approvals or pending applications by one or more entities or agencies.
•NRM and NewRez are presently licensed, approved, or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.
•Changes in minimum servicing compensation for Agency loans could occur at any time and could negatively impact the value of the income derived from any MSRs that we hold or may acquire in the future.
•Investments in MSRs are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get approval to sell any MSRs in the future should we desire to do so.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we have engaged and may in the future engage (subject to our investment guidelines) in material transactions with our Manager or another entity managed by our Manager or one of its affiliates, which may include, but are not limited to, certain financing arrangements, purchases of debt, co-investments in interests in MSRs, consumer loans, and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and
•to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit (“REMIC”), a portion of the distributions paid to a tax exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. In particular, the outcome of the 2020 U.S. presidential and congressional elections may result in changes to U.S. tax policies and laws that could materially and adversely affect us and our stickholders.

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

Our common stock began trading on the NYSE in May 2013, and our preferred stock began trading on the NYSE in July 2019. There can be no assurance that an active trading market for our common and preferred stock will be sustained in the future, and the market price of our common and preferred stock may fluctuate widely, depending upon many factors, some of which may be beyond our control. These factors include, without limitation:

•a shift in our investor base;
•our quarterly or annual earnings and cash flows, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•market performance of affiliates and other counterparties with whom we conduct business;
•the operating and stock price performance of other comparable companies;
•our failure to qualify as a REIT, maintain our exemption under the 1940 Act or satisfy the NYSE listing requirements;
•negative public perception of us, our competitors or industry;
•overall market fluctuations; and
•general economic conditions.

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

•a classified board of directors with staggered three-year terms;
•provisions regarding the election of directors, classes of directors, the term of office of directors, the filling of director vacancies and the resignation and removal of directors for cause only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•provisions regarding corporate opportunity only upon the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote thereon;
•removal of directors only for cause and only with the affirmative vote of at least 80% of the then issued and outstanding shares of our capital stock entitled to vote in the election of directors;
•our board of directors to determine the powers, preferences and rights of our preferred stock and to issue such preferred stock without stockholder approval;
•advance notice requirements applicable to stockholders for director nominations and actions to be taken at annual meetings;
•a prohibition, in our certificate of incorporation, stating that no holder of shares of our common stock will have cumulative voting rights in the election of directors, which means that the holders of a majority of the issued and outstanding shares of common stock can elect all the directors standing for election; and
•a requirement in our bylaws specifically denying the ability of our stockholders to consent in writing to take any action in lieu of taking such action at a duly called annual or special meeting of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1*	Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2*	Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3*	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4*	Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5*	Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6*	Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7*	Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8*	Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9*	Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10	Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11	Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.12	Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.12 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.13	Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.13 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.14	Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

Exhibit Number	Exhibit Description

2.15	Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16	Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17	Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18	Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19	Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.19 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.20	Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.20 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.21	Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.21 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.22	Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.23	Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.5	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

Exhibit Number	Exhibit Description

4.3	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.4	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.5	Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.6	Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.7	Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.8	Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9	Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.10	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.11	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.12	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.14	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

Exhibit Number	Exhibit Description

4.15	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.16	Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17	Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.18	Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.19	Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.20	Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.21	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.22	Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

Exhibit Number	Exhibit Description

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

Exhibit Number	Exhibit Description

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

Exhibit Number	Exhibit Description

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47*	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC)

10.48#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.49#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.51	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.52	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.53#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.54#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

Exhibit Number	Exhibit Description

10.55#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.56*
Amendment No. 2 to New RMSR Agreement, dated as of October 5, 2020, by and among PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC), HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC

10.57#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.58*
Amendment No. 1 to Subservicing Agreement, dated as of October 5, 2020, by and between NewRez, LLC (as successor-in-interest to New Penn Financial, LLC) d/b/a Shellpoint Mortgage Servicing and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC)

10.59	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.60	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among New Residential Investment Corp., as Parent and the Borrower, and Certain Subsidiaries of New Residential Investment Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent

10.61	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent

10.62	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns

10.63	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns

10.64	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns

10.65	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns

10.66	Registration Rights Agreement, dated May 19, 2020, by and among New Residential Investment Corp. and the Investors set forth on Schedule 1 thereto

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Portions of this exhibit have been omitted.
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

•Second Amended and Restated Limited Liability Company Agreement of SpringCastle America, LLC, dated as of March 31, 2016.
•Second Amended and Restated Limited Liability Company Agreement of SpringCastle Credit, LLC, dated as of March 31, 2016.
•Second Amended and Restated Limited Liability Company Agreement of SpringCastle Finance, LLC, dated as of March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

October 29, 2020

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

October 29, 2020