Form 10-K
period 2020-12-31
New Residential Investment Corp.
filed 2021-02-16
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 (computed based on the closing price on such date as reported on the NYSE) was: $3.1 billion.
Common stock, $0.01 par value per share: 414,797,263 shares outstanding as of February 10, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, as more fully described under “Risk Factors.” These risks include, among others:

•the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties, as well as the ultimate impact on us, our operations and personnel;
•our ability to successfully execute our business and investment strategy;
•our ability to deploy capital accretively and the timing of such deployment;
•reductions in the value of, cash flows received from, or liquidity surrounding, our investments, which are based on various assumptions that could differ materially from actual results;
•our reliance on, and counterparty concentration and default risks in, the servicers and subservicers we engage (“Servicing Partners”) and other third parties;
•the impact of current or future legal proceedings and regulatory investigations and inquiries involving us, our Servicing Partners or other business partners;
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable laws, regulations and other requirements, significant increases in delinquencies for the loans, compliance with the terms of related servicing agreements, financing related servicer advances and the origination business, expenses related to servicing high risk loans, unrecovered or delayed recovery of servicing advances, foreclosure rates, servicer ratings, and termination of government mortgage refinancing programs;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, particularly in light of the current disruption in the financial markets;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets, including the impact on the value of our assets or the performance of our investments;
•the relative spreads between the yield on the assets in which we invest and the cost of financing;
•impairments in the value of the collateral underlying our investments and the relation of any such impairments to the value of our securities or loans;
•risks associated with our indebtedness, including our senior unsecured notes, and related restrictive covenants and non-recourse long-term financing structures;
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
•cybersecurity incidents and technology disruptions or failures;
•our dependence on counterparties and vendors to provide certain services, which subjects us to various risks;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”), and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, and limits on our operations from maintaining REIT status;
•competition within the finance and real estate industries;
•our ability to attract and retain highly skilled personnel;
•impact from our past and future acquisitions, and our ability to successfully integrate the acquired assets and assumed liabilities;
•the impact of any material transactions or relationships with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or perceived conflicts of interest;
•the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, regulation of corporate governance and public disclosure, changes in accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by Fannie Mae or the Freddie Mac or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs;
•adverse market, regulatory or interest rate environments or our issuance of debt or equity, any of which may negatively affect the market price of our common stock;
•our ability to pay distributions on our common stock.

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

PART I

Item 1. Business

General

New Residential Investment Corp. (“New Residential”, “we”, “us” or “our”) is an investment manager with a vertically integrated mortgage platform. We are structured as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

Our portfolio is currently comprised of mortgage servicing rights, a leading mortgage origination and servicing company, related ancillary mortgage services businesses, residential mortgage-backed securities and loans, consumer loans, and other opportunistic investments. We conduct our business in five segments: Origination, Servicing, MSR Related Investments, Residential Loans and Consumer Loans.

For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Our Portfolio.” For information concerning current market trends which impact our portfolio, see “—The Residential Real Estate Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Considerations” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

The Residential Real Estate Market

The residential mortgage industry is transforming the way mortgages are originated, owned and serviced. We believe significant investment opportunities exist in today’s complex and dynamic mortgage market and that we are one of only a select number of non-bank market participants that have the combination of capital, infrastructure, industry expertise and key business relationships that are necessary to take advantage of these opportunities. Our ability to originate mortgage loans, own MSRs and service loans positions us to support, connect with and provide solutions to homeowners throughout the lifetime of their mortgage loan.

The U.S. residential real estate market is vast: the value of the housing market totaled approximately $36.2 trillion as of December 2020, including about $11.4 trillion of single-family mortgage debt outstanding, according to the Board of Governors of the Federal Reserve System.

Over the last few decades, the complexity and composition of the market for residential mortgage loans in the U.S. have dramatically evolved. In the past, a borrower seeking credit for a home purchase would typically have obtained financing from a financial institution, such as a bank, savings association or credit union. These institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and property and casualty insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures.

Now, institutions that originate residential mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. Fannie Mae and Freddie Mac (collectively, Government-sponsored enterprises (“GSEs”)) are currently the largest purchasers of residential mortgage loans.

Under a process known as securitization, GSEs and financial institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage backed securities (“RMBS”), which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As a result of transformations in the securitization process, non-bank originators have gained significant market share in the residential mortgage market. Indicative of this trend, during the first half of 2020, 64% of 2020 U.S. mortgage loans were originated by non-bank originators, up from 57% for the period from 2018 through 2019.

Mortgage Originations
Origination volumes were elevated in 2020, bolstered significantly by record refinance volumes amidst historically low rates. With mortgage rates at historical lows, a significant portion of existing mortgage borrowers were able to lower their coupon and monthly mortgage payments and achieve financial savings through refinancing. As of January 2021, the Mortgage Bankers Association (“MBA”) forecasted total 2020 U.S. origination volume of $3.6 trillion, an increase of 59% from $2.3 trillion in 2019. 60% of 2020 activity is forecasted to be refinance volume, up from 46% in 2019.

Looking forward, the MBA forecasts origination volumes to remain elevated in 2021 and 2022 at $2.7 trillion and $2.2 trillion, respectively, though refinance activity is forecasted to normalize to 42% and 26%, respectively, during those years. The purchase market is expected to grow 11% and 3% over the next two years to $1.6 trillion, driven by growth of household formations and homeownership rates. Current estimates forecast that roughly 80% of all 30-year GSE mortgages are “in-the-money” to refinance, with at least a 50 bp incentive to do so.

Mortgage originators generate their revenue primarily from the sale of originated loans to the GSEs and the Government National Mortgage Association (“Ginnie Mae”). In 2020, gain on sale margins were particularly attractive, driven by significant demand for loans amidst industry capacity constraints whereby demand for new loans exceeded the industry’s ability to fulfill the demand.

Mortgage Servicing
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

The servicer landscape today remains highly fragmented, with 40% of servicing concentrated across the top 10 servicers. Servicers generally derive their income from servicing income – unpaid principal balances of servicing balances times the servicing fee. Servicing income consists of the contractual fees earned for servicing loans and includes ancillary revenue such as late fees and modification incentives. Servicing fees associated with an MSR can be segregated into i) a base servicing fee and ii) an excess servicing fee. The base servicing fee, along with ancillary income and other revenue, is designed to cover costs incurred to service the specified pool plus a reasonable margin. The remaining servicing fee is considered excess. Servicing income is affected by the size of the servicing portfolio, both UPB and number of loans, delinquency rates and cost to service per loan.

In light of the on-going COVID-19 pandemic, the need for “high-touch” non-bank specialty servicers has increased as borrowers have sought solutions to their COVID-19 related hardships. Specialty servicers have proven more willing and well equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans. Since the onset of COVID-19 in March 2020, forbearance activity on our serviced portfolio has increased, rising to 10.5% as of the end of the second quarter 2020 before trending lower to 3.4% as of December 31, 2020. As COVID-19 related hardships end, specialty servicers like ours seek to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications.

The Residential Mortgage Loan Market

The residential mortgage loan market is commonly divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories.

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the GSEs. The conforming loan limit is established by statute and currently is $548,250 for 2021 (an increase from $510,400 in 2020) with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae (collectively with the GSEs, the “Agencies” (with each of Fannie Mae, Freddie Mac and Ginnie Mae an “Agency”)), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.
•Non-GSE or Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and fall into one of the following categories: jumbo, subprime, Alt-A, second lien or non-qualifying loans. The loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation.

1.Jumbo. Jumbo mortgage loans have original principal amounts that exceed the statutory conforming limit for GSE loans. Jumbo borrowers generally have strong credit histories and provide full loan documentation, including verification of income and assets.
2.Subprime. Subprime mortgage loans are generally issued to borrowers with weak credit histories, who make low or no down payments on the properties they purchase or have limited documentation of their income or assets. Subprime borrowers generally pay higher interest rates and fees than prime borrowers.
3.Alt-A. Alt-A mortgage loans are generally issued to borrowers with risk profiles that fall between prime and subprime. These loans have one or more high-risk features, such as the borrower having a high debt-to-income ratio, limited documentation verifying the borrower’s income or assets, or the option of making monthly payments that are lower than required for a fully amortizing loan. Alt-A mortgage loans generally have interest rates that fall between the interest rates on conforming loans and subprime loans.
4.Second Lien. Second mortgages and home equity lines are often referred to as second liens and fall into a separate category of the residential mortgage market. These loans typically have higher interest rates than loans secured by first liens because the lender generally will only receive proceeds from a foreclosure of a property after the first lien holder is paid in full. In addition, these loans often feature higher loan-to-value ratios and are less secure than first lien mortgages.
5.Non-QM. Non-Qualified Mortgage (“non-QM”) loans are loans that do not meet the Qualified Mortgage rules per the Consumer Financial Protection Bureau (“CFPB”). Non-QM loans are generally issued to borrowers that are self-employed, have high debt-to-income ratio or have high net worth with liquid assets. In December 2020, the CFPB issued new rules for qualified mortgages amending Regulation Z ability to repay rule/qualified mortgage requirements to replace the 43% debt-to-income ratio basis for the general QM with an annual percentage rate (APR) limit, while still requiring the consideration of the debt-to-income ratio or residual income. The rule also allows the non-QM patch to expire in 2021.

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and are typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

Our Portfolio

Our current investment portfolio is primarily composed of:
•Servicing Related Investments

•Operating Entities (Origination, Servicing)
•Servicing related businesses
•MSRs, including MSR financing receivables (consisting of MSRs owned by NRM or NewRez in which we acquired the legal interest in the MSR, but, solely for accounting purposes, the acquisition was not treated as a sale);
•Excess MSRs;
•Servicer Advance Investments (which include servicer advance receivables, the requirement to make future servicer advances, and the rights to receive the basic fee portion of the related MSR, in each case relating to the mortgage loans underlying MSRs or Excess MSRs); and
•Servicer advances receivable related to our MSRs investments;
•Residential Securities and Loans
•Real estate securities, or RMBS; and
•Residential mortgage loans;
•Consumer Loans

Operating Investments

Origination

Our origination business operates through the lending division of our subsidiary NewRez LLC (“NewRez”). According to Inside Mortgage Finance, as of December 31, 2020, we were one of the Top 15 non-bank mortgage originators, funding $61.6 billion of mortgages for the year ended December 31, 2020. Full year 2020 total funded volume represented an increase of 221% from $22.3 billion of funded volume for the full year 2019. Pull through adjusted lock volume for the full year 2020 was $69.8 billion, up 231% from $25.1 billion for the full year 2019.

NewRez has a multi-channel lending platform, offering purchase and refinance loans across its Direct to Consumer, Joint Venture, Wholesale and Correspondent lending channels. Purchase origination consists of mortgages that are originated to purchase a property. Refinance origination consists of mortgages that are originated to refinance a previous outstanding mortgage. Our ability to originate loans in both purchase and refinance markets is an important component of our resilient business model. 71% of all NewRez 2020 funded volume was refinance, up from 55% compared to the same period 2019.

Direct to Consumer — We originate loans directly to borrowers through our Direct to Consumer channel. We are highly focused on meeting the refinancing demand of our existing servicing customers. When our origination customers choose us for their refinance needs, we not only benefit from the gain on sale on the newly originated loan but also benefit from retaining the newly created MSR. For the year ended December 31, 2020, we originated $12.8 billion in Direct to Consumer originations, representing 21% of our total funded origination volume and a 213% increase to full year 2019 volumes. Direct to Consumer pull through adjusted lock volume for the full year 2020 was $17.3 billion, a 240% increase to full year 2019 Direct to Consumer volumes.

Joint Venture — Our Joint Venture channel includes joint venture partnerships with realtors, homebuilders and mortgage banks as well as traditional distributed retail business units. We conduct our joint venture partnerships through Shelter Mortgage Company, LLC (“Shelter”), a NewRez-owned business founded in 1984 that brings over 35 years of experience creating, managing and maintaining joint ventures. As of December 31, 2020, Shelter had 18 joint venture partners with footprints across 30 states in the U.S. Loans originated by our joint ventures are typically sold to NewRez with NewRez retaining the MSR. This channel provides NewRez steady purchase volume across interest rate environments along with sticky customer relationships. For the year ended December 31, 2020, we originated $4.0 billion in Joint Venture originations, representing 6% of our total funded origination volume and a 78% increase to full year 2019 Joint Venture volumes.

Wholesale — Our Wholesale channel originates mortgage loans through customer loan applications submitted by select mortgage brokers, community banks and credit unions. While sourced through third parties, we underwrite and fund these loans according to our own quality and compliance monitoring standards. At NewRez, we provide our brokers with differentiated products and pricing as well as superior customer service through our experienced salesforce and our proprietary technologies. For the year ended December 31, 2020, we originated $7.2 billion in Wholesale originations, representing 12% of our total funded origination volume and a 45% increase to full year 2019 Wholesale volumes.

Correspondent — Our Correspondent channel purchases closed mortgage loans that meet our specific credit and underwriting criteria from community banks, credit unions and independent mortgage banks and fund them in our own name. In this capacity, we play an important role in providing efficient capital markets access to these institutions. We entered the Correspondent channel in early 2018 and significantly increased the scale of our operations following our acquisition of

Ditech’s correspondent platform in 2019. Our Correspondent channel is an important component of our strategy to grow our customer base and add to our MSR portfolio. For the year ended December 31, 2020, we originated $37.5 billion in Correspondent originations, representing 61% of our total funded origination volume and a 241% increase to full year 2019 Correspondent volumes.

We believe that our multi-channel origination mortgage platform provides us with a competitive advantage in this market and enables us to provide our borrowers with various products to ultimately originate both purchase and refinance loans across different market backdrops. Furthermore, we generally service all of the loans that we originate, which provides us with connectivity with our borrowers throughout the lifecycle of their loan. We combine operational excellence, modern proprietary technology, capital markets expertise, prudent risk management, and a relentless focus on client service to deliver consistent high-quality service to our customers.

Customer retention is core to our mission of serving homeowners and improving our customers’ experiences. We also expect that the investments we have made in data and analytics, as well as in branding and predictive modeling, will help us significantly improve our recapture rates and maintain our relationships with our borrowers. To support our recapture efforts, we have nearly doubled our sales and fulfillment headcount since January 2020 and, as of December 31, 2020, we have approximately 1,300 employees dedicated to the Direct to Consumer channel. During 2020, we invested heavily in training our salesforce, refining our marketing efforts and optimizing workflow, which we believe creates a better consumer experience and differentiates us in our ability to provide our borrowers with appropriate financing solutions.

NewRez originates or purchases residential mortgage loans conforming to the underwriting standards of the Agencies (“Agency” loans), government-insured residential mortgage loans insured by the FHA, VA and USDA, and non-conforming loans through its SMART Loan Series. NewRez’s SMART Loan Series is a non-QM loan product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency mortgage loans. Through this platform, NewRez underwrites quality loans that meet its guidelines and pricing models for borrowers that fall just outside the qualified mortgage requirement such as self-employed borrowers, bank statement or asset qualifiers, real estate investors, prime borrowers, and more. While NewRez’s origination of Non-QM loans paused at the onset of COVID-19 in the first quarter of 2020, the Company restarted production of Non-QM loans in the first quarter of 2021. We believe the outlook for Non-QM remains strong in 2021 supported by pent up demand for Non-QM products and a growing population of Non-QM borrowers. In 2020, 66 % of NewRez’s funded production was Agency, 33% was Government, 1% was Non-Agency and 1% was Non-QM.

NewRez generates revenue through sales of residential mortgage loans, including, but not limited to, gain on loans originated and sold, the settlement of mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and joint venture being the highest. NewRez sells conforming loans to the GSEs and Non-QM to another subsidiary of New Residential. NewRez relies on warehouse financing to fund loans at origination through the sale date.

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

Servicing

Our servicing business operates through NewRez’s servicing division, which consists of its performing loans servicing division, NewRez Servicing, and its special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing primarily services NewRez originated loans. SMS services loans for third-parties as well as delinquent Agency loans and Non-Agency loans on behalf of the owners of the underlying mortgages. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure.

Third-party servicing, or servicing on behalf of third-party clients, is an important part of SMS’ platform. As of December 31, 2020, SMS has over 60 third-party clients, compared to 52 third-party clients as of the end of 2019. These institutional clients include, but are not limited to, GSEs, money center banks and whole loan investors.

As of December 31, 2020, our servicing divisions served over 1.7 million customers with an aggregate UPB of approximately $297.8 billion. This compares to 1.1 million customers and $219.4 billion aggregate UPB as of December 31, 2010. 69% of our December 31, 2020 servicing portfolio was serviced by NewRez Servicing and 31% was serviced by SMS. Through our servicing platform, we are focused on providing high-quality servicing to our borrowers and maintaining connectivity with our borrowers throughout the lifetime of their loan.

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

In 2020, in light of the ongoing COVID-19 pandemic, our servicer worked diligently with borrowers to help them navigate their COVID-19 related hardships. As of December 31, 2020, 3.4% of borrowers in our servicing portfolio are in active forbearance, down from 10.5% as of the end of the second quarter 2020. While forbearance levels have remained elevated relative to non-COVID-19 times, 58.0% of COVID-19 related forbearance (over 120,000 homeowners) have been resolved. (i.e., forbearance has ended or hardship has been resolved). As hardships end, our servicing team members use proprietary loss mitigation technology to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications. We are closely monitoring the CARES Act and COVID-19 guidance provided by the GSEs (FannieMae, FreddieMac, GinnieMae), Agencies (FHA, VA, USDA), and state/federal regulators. On February 9, 2021, the FHFA announced that it was extending the maximum time a borrower can be in COVID-19 forbearance to 15 months, up from 12 months previously. The FHFA also announced that it had extended its moratorium on foreclosure on single-family homes through March 31, 2021. These announcements represented the first time that the agency extended the forbearance period by the sixth time it extended the foreclosure moratorium. As guidelines continue to evolve, we will adapt our servicing practices accordingly.

MSR Related Investments

MSRs, MSR Financing Receivables and Excess MSRs

New Residential is one of the largest owners of MSRs in the United States according to Inside Mortgage Finance with $536 billion UPB of full and excess MSRs. Our MSR portfolio as of December 31, 2020 was down 15% from $627 billion UPB as of December 31, 2019. A MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) times the unpaid principal balance (“UPB”) of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR (“Excess MSR”). The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement.

Servicer Advances Receivable and Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated through the basic fee component of the related MSR, since the advances are non-interest bearing, servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our interests in servicer advances include the following:

•Servicer Advances Receivable. The outstanding servicer advances related to a specified pool of mortgage loans in which we own the MSR.
•Servicer Advance Investments. These investments are associated with specified pools of mortgage loans and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related MSR. We have purchased Servicer Advance Investments on certain loan pools underlying our Excess MSRs.

Servicer advances typically fall into one of three categories:

•Principal and Interest Advances: Cash payments made by the servicer to cover scheduled payments of principal of, and interest on, a residential mortgage loan that have not been paid on a timely basis by the borrower.
•Escrow Advances (Taxes and Insurance Advances): Cash payments made by the servicer to third parties on behalf of the borrower for real estate taxes and insurance premiums on the property that have not been paid on a timely basis by the borrower.
•Foreclosure Advances: Cash payments made by the servicer to third parties for the costs and expenses incurred in connection with the foreclosure, preservation and sale of the mortgaged property, including attorneys’ and other professional fees.

The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Servicer advances are considered “top of the waterfall” and are generally permitted to be repaid from amounts received with respect to the related residential mortgage loan, including payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan-level recovery.”

As a non-bank servicer, we finance principal and interest advances primarily from a combination of cash on hand and secured financing arrangements. Cash on hand can come from balances received from prepayments. The servicing agreements with Fannie Mae, Ginnie Mae and certain private label securitizations allow servicers to borrow against balances from prepayments to cover principal and interest advance requirements. The ability to borrow against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively borrow against the prepayments received to cover principal and interest advance requirements. Given the fairly robust and sustained refinance wave experienced throughout 2020, we have successfully utilized prepayment proceeds to fund principal and interest advances related to forborne loans. As of December 31, 2020, our servicer advance balances were $3.5 billion, relative to $3.7 billion as of December 31,2019.

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

We also own several wholly owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”) is a national provider of field services and property management services. We also made a strategic investment in Covius Holdings, Inc. (“Covius”), a leading provider of technology-enabled services to the mortgage industry.

Residential Securities and Loans

RMBS

Residential mortgage loans are often packaged into pools held in securitization entities which issue securities (RMBS) collateralized by such loans. Agency RMBS are issued or guaranteed by an Agency. Non-Agency RMBS are issued by either public trusts or private label securitization (“PLS”) entities. We invest in both Agency RMBS and Non-Agency RMBS.

Agency RMBS generally offer more stable cash flows and historically have been subject to lower credit risk and greater price stability than the other types of residential mortgage investments we intend to target. Our ownership of Agency RMBS is generally meant to act as a hedge to our large MSR portfolio. The Agency RMBS that we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. More information about certain types of Agency RMBS in which we have invested or may invest is set forth below.

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

We also retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2020, 49% of our Non-Agency RMBS portfolio consisted of bonds retained pursuant to required risk retention regulations

RMBS, and in particular Non-Agency RMBS, may be subject to call rights, commonly referred to as “cleanup call rights.” Call rights permit the holder of the rights to purchase all of the residential mortgage loans which are collateralizing the related securitization for a price generally equal to the outstanding balance of such loans plus interest and certain other amounts (such as outstanding servicer advances and unpaid servicing fees). Call rights may be subject to limitations with respect to when they may be exercised (such as specific dates or upon the reduction of the outstanding balances of the remaining residential mortgage loans to a specified level). Call rights generally become exercisable when the current principal balance of the underlying residential mortgage loans is equal to or lower than 10% of their original balance.

We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. As of December 31, 2020 we control the call rights on Non-Agency deals with a total UPB of approximately $80.0 billion.

We believe a call right is profitable when the aggregate underlying loan value is greater than the sum of par on the loans minus any discount from acquired bonds plus expenses, including outstanding advances, related to such exercise. Generally, profit with respect to our call rights is generated by:

•acquiring bonds issued by the securitization at a discount, prior to initiating the call, such that the portion of the payment we make to the trust, which is returned to us as bondholders when the call is exercised, exceeds our purchase price for the bonds;
•re-securitizing or selling performing loans for a gain; and
•retaining distressed loans to modify or liquidate over time at a premium to our basis (which results in increases in our portfolio of residential mortgage loans and REO).

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

With respect to our Ginnie Mae securitization and servicing activities, in order to affect a loan modification, we are required to buy the loan out of the securitization. Once the modification is completed, the loan can be sold into a new Ginnie Mae securitization. We may also choose to exercise our unilateral right to repurchase loans that are at least three month delinquent out of a Ginnie Mae securitization (as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities). Such repurchases are commonly referred to as Early Buyouts, or EBOs. Since the onset of the COVID-19 pandemic, the number of Ginnie Mae loans that are three or more months delinquent has been elevated relative to historical averages. As a result, our purchases of EBO loans in 2020 has increased.

In addition, as discussed above, our wholly owned subsidiary originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The Agencies guarantee the conventional and government-insured mortgage securitizations and nonconforming loans may be sold through the issuance of private label mortgage securitizations.

We also believe there will continue to be attractive opportunities in the single family rental (“SFR”) sector given robust industry fundamentals driven by the continued strength in the U.S. residential housing market. In 2020, SFR demonstrated resiliency amidst challenges and market volatility due to the COVID-19 pandemic in the U.S.; SFR operators continued to experience very strong demand for their homes with occupancy rates approaching all-time highs. De-densification, de-urbanization, supply shortages, rising home prices and declining housing affordability have all resulted in elevated demand for affordable SFR housing. The outlook for rent growth is positive. Younger generations' preference for mobility and flexibility also lend to stronger demand for renting over owning a home. Approximately 35% of houses are currently renter-occupied, and that number is expected to grow in the coming years. The SFR market remains largely fragmented as only approximately 2% of the SFR market is owned by institutional investors. We believe this fragmentation creates significant opportunity for our business. Using our established experience with residential real estate and our consumer-facing expertise, we believe we are well-positioned to benefit from these compelling trends in SFR. With our exposure to SFR, we are ultimately able to provide a variety of housing solutions to U.S. consumers, spanning both lending and leasing a home.

As of December 31, 2020, our residential loan portfolio consisted of: 30% reperforming loans, 32% non-performing loans and 38% seasoned reperforming loans.

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

For more detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2020 (dollars in thousands):

	Servicing and Origination				Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2020
Investments	$2,947,113	$—	$5,534,752	$8,481,865	$14,244,558	$3,029,339	$685,575	$—	$26,441,337
Cash and cash equivalents	123,124	59,798	412,578	595,500	222,372	7,472	3,182	116,328	944,854
Restricted cash	14,826	49,913	28,128	92,867	15,652	96	27,004	—	135,619
Other assets	551,910	206,646	4,538,045	5,296,601	232,837	86,762	38,465	46,171	5,700,836
Goodwill	11,836	12,540	5,092	29,468	—	—	—	—	29,468
Total assets	$3,648,809	$328,897	$10,518,595	$14,496,301	$14,715,419	$3,123,669	$754,226	$162,499	$33,252,114
Debt	$2,700,962	$3,285	$5,998,711	$8,702,958	$13,473,239	$2,386,919	$628,759	$541,516	$25,733,391
Other liabilities	298,106	89,713	1,520,959	1,908,778	20,863	28,577	622	130,199	2,089,039
Total liabilities	2,999,068	92,998	7,519,670	10,611,736	13,494,102	2,415,496	629,381	671,715	27,822,430
Total equity	649,741	235,899	2,998,925	3,884,565	1,221,317	708,173	124,845	(509,216)	5,429,684
Noncontrolling interests in equity of consolidated subsidiaries	19,402	—	43,882	63,284	—	—	45,384	—	108,668
Total New Residential stockholders’ equity	630,339	235,899	2,955,043	3,821,281	1,221,317	708,173	79,461	(509,216)	5,321,016
Investments in equity method investees	$—	$—	$129,873	$129,873	$—	$—	$—	$—	$129,873
Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

With respect to our Excess MSRs, Servicer Advance Investments, and consumer loans, we engage third-party servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and residential mortgage loan investments, we engage both subsidiaries and third-party servicers to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners.” As of December 31, 2020, our Servicing Partners include, but are not limited to, Mr. Cooper, LoanCare, LLC (“LoanCare”), Ocwen Financial Corporation (“OFC” and, together with its subsidiaries, including Ocwen Loan Servicing LLC, “Ocwen”), PHH Corporation (together with its subsidiaries, including PHH Mortgage Corporation, and together with OFC and the Ocwen entities acquired by PHH Corporation as a result of its merger with OFC, “PHH”), Flagstar Bank, FSB (“Flagstar”), NewRez, Specialized Loan Servicing LLC (“SLS”) and Fay Financial LLC (“Fay”), OneMain Holdings, Inc. (“OneMain”), and the Consumer Loan Seller (as defined in Note 10 to our Consolidated Financial Statements). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

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

Financing Strategy

Our objective is to generate attractive risk-adjusted returns for our stockholders, which at times incorporates the use of leverage. The amount of leverage we deploy for a particular investment depends upon an assessment of a variety of factors, which may include the anticipated liquidity and price volatility of our assets; the gap between the duration of assets and liabilities, including hedges; the availability and cost of financing the assets; our opinion of the creditworthiness of financing counterparties; the health of the U.S. economy and the residential mortgage and housing markets; our outlook on interest rates; the credit quality of the loans underlying our investments; and our outlook for asset spreads relative to financing costs. In 2020, we significantly altered our financing profile across MSRs, residential loans and Non-Agency residential securities. In particular, we moved away from short term repurchase agreements for these assets and into longer term financing arrangements including capital markets notes. As evidence of this, during 2020 we priced 17 securitizations for $8.0 billion across MSRs, Servicer Advances, Reperforming Loans, Non-Performing Loans, Consumer Loans and Non-QM loans. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for further details about our debt obligations.

Hedging Strategy

New Residential utilizes various hedging instruments and techniques to actively manage and hedge our investment portfolio across various interest rate environments. We expect these instruments and techniques may allow us to reduce, but not eliminate, the impact of changing interest rates on our earnings and liquidity.

Our interest rate management techniques may include:

•interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions;
•puts and calls on securities or indices of securities;
•U.S. Treasury securities and options on U.S. Treasury securities;
•TBAs; and
•other similar transactions.

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge the interest rate risk associated with our borrowings and utilize other techniques that we deem appropriate. Under the U.S. federal income tax laws applicable to REITs, we generally will be able to enter into certain transactions to hedge indebtedness that we may incur, or plan to incur, to acquire or carry real estate assets, although our total gross income from interest rate hedges that do not meet this requirement and other non-qualifying sources generally must not exceed 5% of our gross income.

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

Our Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) the funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in Accounting Standards Codification (“ASC”) 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on the distribution date, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity that was transferred to us by Drive Shack on the distribution date and the prices per share of our common stock in any offerings by us (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding.

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options relating to an additional 12.0 million shares of our common stock, representing approximately 3.5 % of our common stock on a fully diluted basis, as of December 31, 2020.

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

Regulations

The mortgage industry is subject to a highly complex legal and regulatory framework. Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, Federal Trade Commission, the U.S. Department of Housing and Urban Development (“HUD”), the U.S. Department of Veterans Affairs (“VA”), the SEC and various state licensing, supervisory and administrative agencies. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector. From time to time, we also receive requests from such governmental authorities for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we are also subject to periodic reviews and audits from the GSEs, Ginnie Mae, the CFPB, HUD, USDA, VA, state regulatory agencies and others. The legal and regulatory environment in which we operate is also constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented. We expect to continue to face regulatory scrutiny as an organization and as a participant in the mortgage sector.

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

In addition, various federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses.

We also must comply with federal, state and local laws related to data privacy and the handling of non-public personal financial information of our customers, including the recently enacted California Consumer Protection Act (“CCPA”), and we expect other states to enact legislation similar to the CCPA, which limit how companies can use customer data and impose obligations on companies in their management of such data. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways, including damaging our reputation and being subject to fines, legal liabilities or other penalties.

These and other laws and regulations directly affect our business and require constant compliance monitoring and internal and external audits and examinations by federal and state regulators. We work diligently to assess and understand the implications of the complex regulatory environment in which we operate and strive to meet the requirements of this constantly changing environment. We dedicate substantial resources to regulatory compliance while at the same time striving to meet the needs and expectations of our customers, clients and other stakeholders. Notwithstanding these efforts, there can be no assurance that we will be able to remain in compliance with these requirements. See “Risk Factors—Risks Related to Our Business—Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, and our subsidiaries' business results may be significantly impacted by the existing and future laws and regulations to which they are subject. If our subsidiaries performing mortgage lending and servicing activities fail to operate in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.”

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

Competition

Our success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, REITs, independent mortgage loan servicers, private equity firms, hedge funds and other large financial services companies. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to sellers of such assets if the sellers believe that these potential purchasers could obtain any necessary third-party approvals and consents more easily than us.

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

Employees and Human Capital Resources

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. As of December 31, 2020, we have 5,667 employees of which 5,471 are employees of our wholly-owned subsidiary Shellpoint Partners LLC. We also engage contractors and consultants. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, and to help ensure the success of our Company. To facilitate attraction and retention, we strive to make our Company a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop their careers, supported by strong compensation and benefits programs. During 2020, Shellpoint hired over 1,600 employees, an increase of 42% compared to the year prior. In addition, as we transitioned primarily to remote work in March 2020 due to the onset of COVID-19, approximately 1,200 of those employees where recruited, hired, and trained virtually, with 500 of those hires considered permanent remote employees.

The table below summarizes the number of our employees by function:

Function	Number of Employees
Origination	2,673
Servicing	2,517
Ancillary	177
Corporate	104
Total	5,471

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

•Continued volatility in the residential credit market has caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In March 2020 we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in our having to use a significant portion of our cash on hand and sell certain assets to satisfy higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls, that we will have ample liquidity to satisfy any such obligations, that we would be able to sell assets or securities as needed, or that the consideration of such sales will satisfy our obligations. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

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

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the related economic impacts, as well as the successful development, distribution and acceptance of vaccines for COVID-19, all of which remain uncertain and difficult to predict. Due to the widening nature of the pandemic, we are not able at this time to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

We refer to our MSRs, MSR financing receivables, Excess MSRs, and the basic fee portion of the related MSRs included in our Servicer Advance Investments, collectively, as our interests in MSRs.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of December 31, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 6 to our Consolidated Financial Statements).

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

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, HUD, VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of such subsidiaries’ mortgage servicing, origination, debt collection, and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to our subsidiaries’ mortgage origination and servicing businesses have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our and our subsidiaries’ business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect our business.

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

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies, and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, the CCPA, effective in January 2020, requires businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumer’ requests relating to their data, among various other obligations, and to create procedures designed to comply with CCPA requirements. The impact of the CCPA and its implementing regulations on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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
•cause NewRez’s termination as servicer in our servicing agreements that require NewRez to maintain specified servicer ratings; and
•further impair NewRez’s ability to consummate future servicing transactions.

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

As of December 31, 2020, 24.8% and 21.2% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.5% and 7.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states have continued to report increasing rates of COVID-19 infections. As of December 31, 2020, 33.7% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.3% was located in the Southeastern U.S., 23.2% was located in the Northeastern U.S., 11.4% was located in the Midwestern U.S. and 5.3% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.1% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2020, 30.3% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 69.7% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns. In the event of a significant rising interest rate environment and/or economic downturn, however, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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
•reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

The SEC, the Financial Accounting Standards Board (the “FASB”) and other regulatory bodies that establish the accounting rules applicable to us may, in the future, propose changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition, directly or through their impact on our Servicing Partners or counterparties.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. The COVID-19 pandemic has had and could continue to have, an adverse impact on economic and market conditions and could result in a prolonged period of economic slowdown. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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
•announcements by us or our competitors of significant investments, acquisitions, dispositions or other transactions;
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

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where a cap of at least 20% (or, for dividends declared between April 1, 2020 and December 31, 2020, 10%) is placed on the amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Item 2. Properties

None.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” As of February 10, 2021, there were 28 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT, and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2015 through December 31, 2020. The past performance of our common stock is not an indication of future performance.

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
2015
2016
2017
2018
2019
2020

	Year Ended December 31,
Index	2015	2016	2017	2018	2019	2020
New Residential Investment Corp.	100.0	148.0	189.1	169.4	217.8	142.9
NAREIT All REIT	100.0	108.9	118.3	113.5	146.0	138.6
Russell 2000	100.0	121.3	139.0	123.7	155.2	186.2
NAREIT Mortgage REIT	100.0	122.8	147.1	143.2	173.7	141.4
S&P 500	100.0	112.0	136.4	130.4	171.4	203.0
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

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	31,412,522	$15.05	14,733,234
Total	31,412,522	$15.05	14,733,234	(A)
Equity Compensation Plans Not Approved by Security Holders:
None
(A)No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 386,110 shares of our common stock and 7,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2021, 2020, and 2019, 9,739 shares, 4,600,000 shares, and 5,799,166 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Share Repurchase Program

For details regarding our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Stockholders’ Equity-Common Stock.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Part I, Item 1A, “Risk Factors.”

Management’s discussion and analysis of financial condition and results of operations is intended to allow readers to view our business from management’s perspective by (i) providing material information relevant to an assessment of our financial condition and results of operations, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, (ii) focusing the discussion on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or future financial condition, including descriptions and amounts of matters that are reasonably likely, based on management’s assessment, to have a material impact on future operations, and (iii) discussing the financial statements and other statistical data management believes will enhance the reader’s understanding of our financial condition, changes in financial condition, cash flows and results of operations.

This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

GENERAL

New Residential is an investment manager with a vertically integrated mortgage platform. We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and/or service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines.”

Our portfolio is currently composed of mortgage servicing related assets (including investments in operating entities consisting of servicing, origination, and related businesses), residential securities (and associated called rights) and loans, and consumer loans. Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value, and risk management, taking into consideration relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, non-bank mortgage lenders and servicers, private equity firms, hedge funds, and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provided by our manager provide us with a competitive advantage when pursuing attractive investment opportunities.

Our investments in operating entities include our mortgage origination and servicing subsidiary, NewRez, and its special servicing divisions, NewRez Servicing and SMS, as well as investments in related businesses, such as Avenue 365 and eStreet, that provide services that are complementary to our origination and servicing businesses and our other portfolios of mortgage related assets. Our origination business sources and originates loans through four distinct channels: Direct to Consumer, Joint Venture, Wholesale, and Correspondent. Our servicing platforms offer our subsidiaries and third-party clients performing and special servicing capabilities. Within our operating entities, we also have a title company called Avenue 365 and an appraisal company called eStreet. We also have investments in Guardian, and our non-controlling interest in, and partnerships with, Covius Holdings, Inc. (collectively with its subsidiaries, “Covius”) and other entities that provide services that support the mortgage and housing industries.
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

We also attempt to protect our assets and reduce the impact of prepayments on our MSRs and Excess MSR investments through recapture agreements with our subservicers and through our origination and servicing operations. Under these agreements, New

Residential is generally entitled to the MSRs or a pro rata interest in the Excess MSRs on any initial or subsequent refinancing of loans relating to MSRs and Excess MSRs subserviced or serviced by PHH, LoanCare, Flagstar, Mr. Cooper, or SLS. In addition, we obtain new production MSRs associated with loans originated by NewRez, which partially offset prepayments of MSRs in our portfolio.

As of December 31, 2020, we had $33.3 billion in assets under management and 5,667 employees within our operating entities.

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

CAPITAL ACTIVITIES

In July 2018, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). On August 1, 2019, the Distribution Agreement was amended to, among other things, (i) add additional sales agents under the ATM Program, and (ii) restore the aggregate offering price under the ATM Program to the original amount of $500.0 million. During the year ended December 31, 2020, we sold 77.6 thousand shares through our ATM program at a weighted average price of $17.02.

In August 2019, we announced a share repurchase program authorizing the repurchase of up to $200.0 million of our common shares from time to time in the open market or in privately negotiated transactions through December 31, 2020. Repurchases may impact our financial results, including fees paid to our Manager. For the year ended December 31, 2020, we repurchased 1.0 million shares at a weighted average price of $7.44.

In February 2020, we raised approximately $402.5 million of gross proceeds in an underwritten public offering of 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series C”). The net proceeds were for investments and general corporate purposes.

In May 2020, we entered into a three-year senior secured term loan facility agreement in principal amount of $600.0 million with a fixed annual rate of 11.00%.

In September 2020, we priced $550 million of 6.250% senior unsecured notes due 2025. The net proceeds from the offering were used, together with cash on hand, to prepay and retire the existing three-year senior secured term loan facility and to pay related fees and expenses.

In November 2020, we announced a preferred share repurchase program authorizing the repurchase of up to $100.0 million of our preferred shares, which includes our 7.500% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (collectively “preferred shares”), from time to time in the open market or in privately negotiated transactions through December 31, 2021. As of December 31, 2020, no preferred shares had been repurchased.

On February 8, 2021, our board of directors authorized the repurchase of up to $200.0 million of its common stock through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The share repurchase program may be suspended or discontinued at any time. As of December 31, 2020, no shares had been repurchased.

During the year ended December 31, 2020, we declared an aggregate common stock dividend of $0.50 per common share, and declared aggregate preferred dividends of $1.875 per share of Preferred Series A, $1.781 per share of Preferred Series B, and $1.598 per share of Preferred Series C, respectively.

MARKET CONSIDERATIONS

Beginning in the first quarter of 2020, the emergence of the outbreak of the COVID-19 pandemic significantly impacted economies across the global. The World Health Organization subsequently designated COVID-19 as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to COVID-19. Throughout 2020, the global impact of COVID-19 rapidly evolved, and many countries reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and limiting operations of non-essential offices and retail centers. Such actions created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries.

As the COVID-19 pandemic unfolded in the U.S. in mid-March 2020, financial and mortgage-related asset markets experienced significant volatility. During March and April of 2020, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities markets. These conditions put significant pressure on the mortgage industry, including as related to financing operations, pricing mortgage assets and meeting liquidity needs.

In response to the market conditions created by the COVID-19 pandemic, the Federal Reserve took a number of proactive measures during 2020, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency RMBS, and establishing a commercial paper funding facility and term and overnight repurchase agreement financing facilities. These measures ultimately bolstered liquidity and promoted price stability and reduced volatility in the U.S. housing finance system. As of the end of 2020, the Fed had purchases of $1.5 trillion Agency MBS during the year.

As noted above, the Federal Reserve measures were intended to address the volatility in the Agency RMBS market. Without similar support from the Federal Reserve, in comparison, the Non-Agency market continued to experience unprecedented volatility and liquidity issues particularly with respect to financing of these assets with repurchase agreement financing facilities. As Non-Agency assets were sold in rapid fashion, the value of these assets dropped precipitously, resulting in lenders initiating margin calls on companies that financed these assets with repurchase agreements. A margin call requires the borrower to transfer additional cash or securities to the lender to get back to the contractual LTV of the trade. During this period of volatility, New Residential, like a number of others in the industry, experienced this phenomenon beginning in mid-March. We also during this period, observed a mark-down of a portion of our Non-Agency mortgage assets by the counterparties to our financing arrangements, resulting in our having to pay cash or securities to satisfy higher than historical levels of margin calls. In light of these events, we took a number of immediate and on-going actions to reduce our risk, increase our liquidity and stabilize financing sources, both as a means of strengthening our balance sheet and positioning our Company to take advantage of opportunities when market conditions stabilize. This included the sale of approximately $6.1 billion face value of Non-Agency residential mortgage-backed securities in April 2020, and raising $600.0 million through entry into a private senior secured loan agreement. As a result of the unprecedented illiquidity in repurchase agreement financing, we procured and continue to procure financing, such as securitizations and term financings, that provides less or no exposure to fluctuations in the daily collateral repricing determinations. We achieved this by securing longer-dated financing arrangements, moving more of our financing into the capital markets and negotiating margin holidays with regards to certain assets. While the cost of funds for such financings may be greater relative to repurchase agreement funding, we believe, given on-going market conditions, financing with more limited mark-to-market provisions allows us to better manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. We will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities, including, without limitation, additional issuances of our equity and debt securities and longer-termed financing arrangements; however, there can be no assurance that we will be able to access any such financing or to successfully negotiate the size, timing or terms thereof. We continue to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19.

The events created by the COVID-19 outbreak, such as elevated unemployment levels and changes in consumer behavior related to loans, as well as government policies and pronouncements, impacted borrowers’ ability to meet their obligations or seek to forbear payment on their mortgage loans. On March 27, 2020, the U.S. government enacted the CARES Act, an approximately $2 trillion emergency economic stimulus package in response to the COVID-19 pandemic. The CARES Act, among other things, provided any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest could accrue on the homeowner’s account. The CARES Act also established a 60-day moratorium on foreclosures.

In the aftermath of the CARES Act, requests for forbearances increased across the industry, peaking in June 2020 and then generally declining across the remainder of the year as borrowers remained active in their payments, worked through modifications or had their forbearance and COVID-19 related hardship end. Our servicer worked diligently with our borrowers during this time to help them find solutions to their COVID-19 related hardships. As hardships end, our servicing team members continue to work with borrowers and are focused on utilizing proprietary loss mitigation technology to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications. As of December 31, 2020, 3.4% of borrowers in our servicing portfolio and 5.5% of our Full MSR portfolio are in active forbearance.

The COVID-19 pandemic also introduced unprecedented challenges for our operating investments, including the health and safety of our employees. To protect our employees, we took immediate action and enacted various precautions to mitigate the related health and safety risks, including moving a significant portion of our staff to work-from-home status, restricting non-essential travel and face-to-face meetings and enhancing sanitization of our facilities.

Beginning in May 2020, volatility somewhat subsided and U.S. stocks rallied to a number of new highs across the remainder of the year. Concerns around the length and scope of the COVID-19 pandemic as well as speculation on the outcome of the U.S. presidential election added volatility into the end of the year. During that time, the Federal Reserve continued to use all available tools to support markets, assist economic recovery and provide additional accommodation as needed. Ultimately the S&P 500 finished 2020 up 16% year over year and up approximately 78% from the lows of March. The rebound in stocks was largely driven by increased liquidity attributable to actions taken by the Federal Reserve to stabilize markets, hopeful sentiment about “reopening” of the economy and optimism around plans for a COVID-19 vaccine. During the third and fourth quarters of 2020, the financial markets continued their recovery largely due to continued support from the Federal Reserve and generally positive economic data. Indicative of the improvement in economic data, the unemployment rate ended 2020 at 6.7% down from a high of 14.7% in May 2020. To aid in the recovery, the Fed, in the months since the beginning of the pandemic, have maintained the Federal Funds Rate in the 0.00 – 0.25% range and reiterated its commitment to maintain accommodative financial conditions, stating that they will continue to keep rates at the zero lower bound until “labor market conditions have reached levels consistent with the Committee’s assessment of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.”

Spreads for the mortgage-backed sectors extended their rebound from the first half of the year and continued to tighten further through year end but nonetheless remain wide compared to pre-COVID-19 levels, which we believe is due to the ongoing uncertainty regarding the sustainability of reopening plans, fears regarding any additional COVID-19 waves and the continued uncertainty regarding additional federal stimulus.

While global economic activity and consumer sentiment showed signs of significant advancement towards the end of 2020 and progress was made on the roll-out of an vaccine, consumer spending levels remain well below normal economic progress is still expected to suffer as COVID-19 case counts continue to rise in the U.S. In light of these on-going conditions, the new administration’s proposals to pass a massive COVID-19 stimulus plan, addressing healthcare, economic and societal harms caused by the COVID-19 pandemic, will likely be crucial to the health of the overall economy.

To further support consumers and homeowners, on February 9, 2021, the FHFA announced that it was extending the maximum time a borrower can be in COVID-19 forbearance to 15 months, up from 12 months previously. The FHFA also announced that it had extended its moratorium on foreclosure on single-family homes through March 31, 2021. These announcements represented the first time that the agency extended the forbearance period but the sixth time it extended the foreclosure moratorium.

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

The market conditions discussed above significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

The following table summarizes the annualized U.S. gross domestic product (“GDP”) growth rate:

	Three Months Ended
	December 31, 2020(A)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(Percent change from the preceding quarter)
Real GDP	4.0%	33.4%	(31.4)%	(5.0)%	2.1%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Unemployment rate	6.7%	7.9%	11.1%	4.4%	3.5%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
10-year U.S. Treasury rate	0.93%	0.69%	0.66%	0.70%	1.92%
30-year fixed mortgage rate	2.68%	2.89%	3.16%	3.45%	3.72%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

PROPOSED CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either immediately stop publication of LIBOR or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee (“ARRC), has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, and evaluating the related risks and our exposure.

OUR PORTFOLIO

Our portfolio is currently composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands), as of December 31, 2020.

	Servicing and Origination				Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2020
Investments	$2,947,113	$—	$5,534,752	$8,481,865	$14,244,558	$3,029,339	$685,575	$—	$26,441,337
Cash and cash equivalents	123,124	59,798	412,578	595,500	222,372	7,472	3,182	116,328	944,854
Restricted cash	14,826	49,913	28,128	92,867	15,652	96	27,004	—	135,619
Other assets	551,910	206,646	4,538,045	5,296,601	232,837	86,762	38,465	46,171	5,700,836
Goodwill	11,836	12,540	5,092	29,468	—	—	—	—	29,468
Total assets	$3,648,809	$328,897	$10,518,595	$14,496,301	$14,715,419	$3,123,669	$754,226	$162,499	$33,252,114
Debt	$2,700,962	$3,285	$5,998,711	$8,702,958	$13,473,239	$2,386,919	$628,759	$541,516	$25,733,391
Other liabilities	298,106	89,713	1,520,959	1,908,778	20,863	28,577	622	130,199	2,089,039
Total liabilities	2,999,068	92,998	7,519,670	10,611,736	13,494,102	2,415,496	629,381	671,715	27,822,430
Total equity	649,741	235,899	2,998,925	3,884,565	1,221,317	708,173	124,845	(509,216)	5,429,684
Noncontrolling interests in equity of consolidated subsidiaries	19,402	—	43,882	63,284	—	—	45,384	—	108,668
Total New Residential stockholders’ equity	$630,339	$235,899	$2,955,043	$3,821,281	$1,221,317	$708,173	$79,461	$(509,216)	$5,321,016
Investments in equity method investees	$—	$—	$129,873	$129,873	$—	$—	$—	$—	$129,873

Operating Investments

Origination
Our origination business operates through the lending division of NewRez. NewRez has a multi-channel lending platform, offering purchase and refinance loan products. NewRez provides refinance opportunities to eligible existing servicing customers, primarily through the Direct to Consumer channel, and originates or purchases loans from brokers or originators through our Joint Venture, Wholesale, and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the Agencies, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and non-conforming loans, through our SMART Loan Series. NewRez’s non-conforming loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency mortgage loans. Through this platform, NewRez underwrites quality loans that meet its guidelines and pricing models for these borrowers. While NewRez’s origination of Non-QM loans paused at the onset of COVID-19 in the first quarter of 2020, the Company restarted production in the first quarter of 2021.

NewRez generates revenue through sales of residential mortgage loans, including, but not limited to, gain on loans originated and sold, the settlement of mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and Joint Venture, a retail channel, being the highest. In 2020, gain on sale margins were particularly attractive driven by significant demand for loans amidst industry capacity constraints whereby demand for new loans exceeded the industry’s ability to fulfill the demand. NewRez sells conforming loans to the GSEs and Non-QM to another subsidiary of New Residential. NewRez relies on warehouse financing to fund loans at origination through the sale date.

For the full year ended December 31, 2020, NewRez’s funded loan origination volume was $61.6 billion, up from $22.3 billion in the year prior. During the year ended December 31, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s origination platform, and increased market share helped drive growth across all channels. 71% of 2020 funded volume was refinance, up from 55% for the full year 2019. For the full year 2020, 66% of funded production was Agency, 33% was Government, 0.5% was Non-Agency and 0.4% was Non-QM. Notably, NewRez increased its origination market share during 2020 to 1.54% from 0.95% relative to the full year 2019. Gain on sale margins for the full year ended December 31, 2020 was 1.85%, 29bps, or 19% higher than 1.56% for the same period in 2019. After pausing Wholesale and Correspondent channel originations to reduce pipeline, hedge, and margin risk in March 2020, we re-entered these channels in May 2020 and volumes from June through December 2020 significantly exceeded the pre-pause levels.

Direct to Consumer — For the full year ended December 31, 2020, we funded $12.8 billion in Direct to Consumer originations, representing 21% of our total funded origination volume and a 213% increase to 2019 volumes. Direct to Consumer pull through adjusted lock volume for the full year 2020 was $17.3 billion, a 240% increase to 2019 volumes.

Joint Venture — As of December 31, 2020, Shelter had 18 joint venture footprints across 30 states in the U.S, an increase of new joint ventures from 2019. For the full year ended December 31, 2020, we funded $4.0 billion in Joint Venture originations, representing 6% of our total funded origination volume and a 78% increase to 2019 volumes.

Wholesale — For the full year ended December 31, 2020, we funded $7.2 billion in Wholesale originations, representing 12% of our total funded origination volume and a 45% increase to 2019 volumes.

Correspondent — For the full year ended December 31, 2020, we originated $37.5 billion in Correspondent originations, representing 61% of our total funded origination volume and a 227% increase to 2019 volumes.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to NewRez.

In the second quarter of 2020 we announced a strategic relationship with Salesforce, a global leader in Customer Relationship Management (CRM). This strategic relationship is focused on developing a more integrated experience for customers across our origination and servicing operations. NewRez will also serve as an industry design advisor to Salesforce for its mortgage solutions platform. The partnership is a key initiative that will further the organization’s focus on growing recapture volume.

The charts below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Production by Channel (in millions)
Joint Venture	$3,999	$2,240	$1,759	78.5%
Direct to Consumer	12,847	4,100	8,747	213.3%
Wholesale	7,223	4,973	2,250	45.2%
Correspondent	37,535	11,022	26,513	240.5%
Total Production by Channel	$61,604	$22,335	$39,269	175.8%

Production by Product (in millions)
Agency	$40,424	11,810	28,614	242.3%
Government	20,279	8,346	11,933	143.0%
Non-QM	365	1,499	(1,134)	(75.7)%
Non-Agency	454	597	(143)	(24.0)%
Other	82	83	(1)	(1.2)%
Total Production by Product	$61,604	$22,335	$39,269	175.8%

% Purchase	29%	45%
% Refinance	71%	55%

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Origination Revenue (in thousands)
Gain on loans originated and sold(A)	$773,246	$3,091	$770,155	24916.0%
Gain (loss) on settlement of mortgage loan derivative instruments(B)	(396,262)	(52,878)	(343,384)	649.4%
MSRs retained on transfer of loans(C)	630,004	365,974	264,030	72.1%
Other(D)	53,023	21,733	31,290	144.0%
Realized gain on sale of originated mortgage loans, net	$1,060,011	$337,920	$722,091	213.7%

Change in fair value of loans	$101,621	$25,010	$76,611	306.3%
Change in fair value of interest rate lock commitments	249,183	26,151	223,032	852.9%
Change in fair value of derivative instruments	(121,231)	1,900	(123,131)	(6480.6)%
Unrealized origination revenue	$229,573	$53,061	$176,512	332.7%

Gain on originated mortgage loans, held-for-sale, net(E)(F)	$1,289,584	$390,981	$898,603	229.8%
Pull through adjusted lock volume	$69,795,637	$25,079,573	$44,716,064	178.3%

Gain on originated mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.61%	2.65%
Joint Venture	4.57%	3.94%
Wholesale	2.38%	1.36%
Correspondent	0.56%	0.55%
Total gain on originated mortgage loans, as a percentage of pull through adjusted lock volume	1.85%	1.56%
(A)Includes loan origination fees of $1,658.6 million and $421.3 million in December 31, 2020 and 2019, respectively.
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

(E)Excludes $109.5 million and $69.1 million of gain on originated mortgage loans, held-for-sale, net for the year ended December 31, 2020 and 2019, respectively, related to the MSR Related Investments, Servicing, and Residential Securities and Loans segments, as well as intercompany eliminations (Note 4 to our Consolidated Financial Statements).
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

As of December 31, 2020, NewRez Servicing serviced $204.4 billion UPB of loans and SMS serviced $93.3 billion UPB of loans, for a total servicing portfolio of $297.8 billion UPB, representing a 35.7% increase from December 31, 2019. The combined servicing portfolio represented 1,733,197 customers, an increase of 55.8% from 1,112,332 customers as of December 31, 2019. The increase in the portfolio year over year was primarily a result of increased origination activity from NewRez, transfer of loans from the Ditech acquisition and transfer of loans from PHH during the year.

Third-party servicing, or servicing on behalf of third-party clients, is an important part of SMS’ platform. As of December 31, 2020, SMS has over 61 third-party clients, compared to 52 third party clients as of the end of 2019. These institutional clients include, but are not limited to, GSEs, money center banks and whole loan investors.

As of year end December 31, 2020, approximately 210,309 homeowners serviced by NewRez Servicing and SMS had indicated during the year that they are or were impacted by COVID-19. As of December 31, 2020, only 59,701 of the forbearance plans remained active. While the number of forbearances is elevated relative to non-COVID-19 related periods, SMS has seen a significant decrease in the number of active forbearances from the peak in the second quarter of 2020. As of December 31, 2020, active forbearances in our Full MSR portfolio had declined to 5.5% of loans from 8.6% relative to the second quarter of 2020. As of December 31, 2020, active forbearances in our servicing portfolio had declined to 3.4% of loans from 10.5% relative to the second quarter of 2020.
SMS is generally entitled to receive incentive fees, including fees paid in connection with the completion of a repayment plan or payment deferral plan. Incentives are expected to range from $500 to a maximum of $1,000 per loan, subject to certain conditions, based upon the final form of the forbearance resolution.

During the year ended December 31, 2020, we boarded approximately 1.1 million loans, completing the remaining Ditech acquisition transfers and additional transfers from PHH. Prior to the impact of COVID-19, our cost to service declined as we achieved the benefits of scale and created efficiencies. Since March 2020 our cost to service increased in connection with supporting performing homeowners navigate forbearance programs and due to a rise in delinquencies. However, annualized direct cost to service per loan declined approximately 18.6% to $139.5 per loan in 2020 from $171.4 per loan for the same time period in the prior year. Higher costs are expected to be offset by incentive and performance fees in the future as delinquencies are resolved. Direct cost to service is comprised of costs associated with administering loans and does not include corporate overhead allocations.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries as of December 31, 2020 and 2019.

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
	2020	2019	Amount	%
Performing Servicing (in millions)
MSR Assets	$199,405	$136,409	$62,996	46.2%
Acquired Residential Whole Loans	5,041	2,322	2,719	117.1%
Total Performing Servicing	204,446	138,731	65,715	47.4%

Special Servicing (in millions)
MSR Assets	$21,475	$3,835	$17,640	460.0%
Acquired Residential Whole Loans	4,952	5,597	(645)	(11.5)%
Third Party	66,892	71,264	(4,372)	(6.1)%
Total Special Servicing	93,319	80,696	12,623	15.6%
Total Servicing Portfolio	$297,765	$219,427	$78,338	35.7%
Agency Servicing (in millions)
MSR Assets	$157,210	$110,493	$46,717	42.3%
Acquired Residential Whole Loans	—	—	—	—%
Third Party	15,566	19,995	(4,429)	(22.2)%
Total Agency Servicing	172,776	130,488	42,288	32.4%

Government Servicing (in millions)
MSR Assets	$57,148	$29,213	$27,935	95.6%
Acquired Residential Whole Loans	—	—	—	—%
Third Party	—	1,771	(1,771)	(100.0)%
Total Government Servicing	57,148	30,984	26,164	84.4%

Non-Agency (Private Label) Servicing (in millions)
MSR Assets	$6,522	$538	$5,984	1112.3%
Acquired Residential Whole Loans	9,993	7,919	2,074	26.2%
Third Party	51,326	49,498	1,828	3.7%
Total Non-Agency (Private Label) Servicing	67,841	57,955	9,886	17.1%
Total Servicing Portfolio	$297,765	$219,427	$78,338	35.7%

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Base Servicing Fees (in thousands):
MSR Assets	$137,916	$52,297	$85,619	163.7%
Acquired Residential Whole Loans	16,081	8,074	8,007	99.2%
Third Party	139,480	71,145	68,335	96.1%
Total Base Servicing Fees	$293,477	$131,516	$161,961	123.1%

Other Fees (in thousands):
Incentive fees	$53,195	$35,866	$17,329	48.3%
Ancillary fees	41,076	30,161	10,915	36.2%
Boarding fees	12,018	8,111	3,907	48.2%
Other fees	17,672	4,328	13,344	308.3%
Total Other Fees	$123,961	$78,466	$45,495	58.0%

Total Servicing Fees	$417,438	$209,982	$207,456	98.8%

(A)Includes other fees earned from third parties of $62.1 million and $68.4 million for the year ended December 31, 2020 and 2019, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of December 31, 2020, we had $4.6 billion carrying value of MSRs and MSR financing receivables. For the year ended December 31, 2020 our Full and Excess MSR portfolio decreased to $536 billion UPB from $627 billion UPB as of December 31, 2019. Full MSRs decreased to $435 billion UPB as of December 31, 2020 from $505 billion UPB as of December 31, 2019. Excess MSRs decreased to $101 billion UPB as of December 31, 2020 from $122 billion UPB as of December 31, 2019. While there were numerous transfers of MSRs to New Residential from NewRez throughout the year, the decrease in portfolio size during the year was predominantly a result of elevated prepayments.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes of a specified margin over LIBOR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” During the year ended December 30, 2020, we increased the percentage of our MSR portfolio that is financed through capital markets term notes through various transactions. We priced four MSR capital markets term notes in 2020 for $1.4 billion. As a result, 60.6% of our MSR portfolio was financed with capital markets term notes as of December 31, 2020 compared to 57.5% as of December 31, 2019.

See Note 12 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs.As of December 31, 2020, these subservicers include LoanCare, Nationstar, PHH and Flagstar, which subservice 17.5%, 16.2%, 15.4%, and 0.7%of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 50.2% of the underlying UPB of the related mortgages is subserviced by NewRez. We have entered into agreements with certain subservicers pursuant to which we are entitled to receive the MSR on any refinancing by the subservicer or by NewRez of a loan in the related original portfolio.

We are, generally, obligated to fund all future servicer advances related to the underlying pools of mortgages on our MSRs and MSR financing receivables. Generally, we will advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Per the servicing agreements, we are obligated to make certain advances on mortgages to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR. See Note 12 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

See Note 6 to our Consolidated Financial Statements for further information regarding our MSR financing receivables. See “Results of Operations-Change in Fair Value of MSR Financing Receivables” below for further information regarding the impact of the economic uncertainties resulting from COVID-19 and the associated impacted on our MSR investments.

The table below summarizes our MSRs and MSR financing receivables as of December 31, 2020.

	Current UPB (millions)	Weighted Average MSR (bps)		Carrying Value (millions)
MSRs
GSE	$300,200.8	28	bps	$2,799.7
Non-Agency	5,962.2	55		17.5
Ginnie Mae	57,106.9	45		672.4
MSR Financing Receivables
GSE	5,517.7	25		49.3
Non-Agency	66,648.2	48		1,046.9
Total	$435,435.8	34	bps	$4,585.8

The following tables summarize the collateral characteristics of the loans underlying our investments in MSRs and MSR financing receivables as of December 31, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$2,799,728	$300,200,826	1,936,462	745	4.1%	264	69	2.8%	34.8%	34.6%	0.2%	10.6%
Non-Agency	17,512	5,962,225	124,280	671	6.7%	197	157	3.6%	23.8%	20.4%	4.2%	1.9%
Ginnie Mae	672,435	57,106,825	286,615	687	3.7%	323	33	2.2%	30.0%	29.8%	0.2%	25.8%
MSR Financing Receivables
GSE	49,275	5,517,730	28,307	747	4.0%	268	47	—%	33.7%	33.3%	0.5%	25.5%
Non-Agency	1,046,891	66,648,221	496,493	641	4.2%	303	179	13.3%	11.2%	9.4%	1.8%	3.3%
Total	$4,585,841	$435,435,827	2,872,157	720	4.1%	277	82	4.3%	30.4%	29.9%	0.5%	11.6%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.5%	0.5%	3.9%	0.3%	—%	0.3%
Non-Agency	3.7%	1.4%	3.4%	4.4%	0.6%	2.7%
Ginnie Mae	3.2%	1.3%	7.8%	0.8%	—%	0.9%
MSR Financing Receivables
GSE	1.0%	0.4%	4.3%	—%	—%	—%
Non-Agency	5.7%	2.1%	2.3%	6.8%	0.9%	2.4%
Total	2.4%	0.8%	4.1%	1.4%	0.2%	0.7%
(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

Summary of Direct Excess MSR Investments as of December 31, 2020

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$34.6	30		21		32.5% - 66.7%	$162.6
Non-Agency(B)	38.1	35		15		33.3% - 100%	148.3
Total/Weighted Average	$72.7	33	bps	18	bps		$310.9
(A)The MSR is a weighted average as of December 31, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $26.1 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2020

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$28.5	33	22	50.0%	66.7%	33.3%	$179.8
(A)The MSR is a weighted average as of December 31, 2020, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2020 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$110,030	$23,676.332	185,673	722	4.5%	232	130	1.7%	25.5%	25.1%	0.6%	13.5%
Recaptured Loans	52,615	10,917.074	67,681	725	4.2%	268	49	—%	25.3%	25.0%	0.4%	31.7%
	$162,645	$34,593.406	253,354	723	4.4%	244	103	1.2%	25.4%	25.1%	0.5%	19.4%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$125,248	$34,468.703	198,936	668	4.3%	271	177	9.2%	14.7%	12.5%	2.6%	10.0%
Recaptured Loans	23,045	3,626.796	17,214	736	4.0%	276	32	0.1%	32.6%	32.7%	—%	33.6%
	$148,293	$38,095.499	216,150	674	4.3%	272	164	7.8%	16.3%	14.2%	2.4%	14.8%
Total/Weighted Average(I)	$310,938	$72,688.905	469,504	697	4.4%	259	136	4.3%	20.6%	19.4%	1.5%	17.6%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.0%	0.7%	6.2%	0.4%	0.1%	0.1%
Recaptured Loans	1.5%	0.6%	5.5%	0.1%	—%	—%
	1.8%	0.7%	6.0%	0.3%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	10.9%	5.9%	4.7%	5.2%	0.6%	1.5%
Recaptured Loans	1.7%	0.3%	4.6%	0.1%	—%	—%
	10.1%	5.4%	4.7%	4.7%	0.5%	1.4%
Total/Weighted Average(H)	6.3%	3.2%	5.3%	2.7%	0.3%	0.8%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $26.1 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following tables summarize the collateral characteristics as of December 31, 2020 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$94,727	$15,994,267	33.3%	168,177	704	5.2%	223	150	1.3%	20.6%	19.7%	1.0%	17.7%
Recaptured Loans	85,035	12,459,245	33.3%	92,376	710	4.2%	262	56	—%	23.8%	23.4%	0.7%	36.7%
Total/Weighted Average	$179,762	$28,453,512		260,553	706	4.7%	241	109	1.3%	22.0%	21.3%	0.9%	26.8%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.9%	1.0%	5.8%	0.7%	0.1%	0.2%
Recaptured Loans	2.0%	0.8%	5.6%	0.2%	—%	0.1%
Total/Weighted Average(G)	2.5%	0.9%	5.7%	0.4%	0.1%	0.1%

(A)The WA FICO score is based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Adjustable Rate Mortgage % represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Three Month Average CPR, or the constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Three Month Average CRR, or the voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Three Month Average CDR, or the involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2020
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Mr. Cooper and SLS serviced pools	$512,958	$538,056	$26,061,499	$449,150	1.7%

(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2020 (dollars in thousands):

			Year Ended December 31, 2020		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.2%	6.0	$763	$423,144	88.4%	88.6%	1.5%	1.3%

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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

December 31, 2020
Principal and interest advances	$84,976
Escrow advances (taxes and insurance advances)	186,426
Foreclosure advances	177,748
Total	$449,150
The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2020, we owned an approximately 73.2% interest in the Buyer.

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

The Mr. Cooper Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.2%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.8 bps, on a weighted average basis as of December 31, 2020. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

Targeted Return/Incentive Fee

The Buyer Targeted Return and the Mr. Cooper Performance Fee, with respect to Mr. Cooper, are designed to achieve three objectives (i) provide a reasonable risk-adjusted return to the Buyer based on the expected amount and timing of estimated cash flows from the purchased basic fee and advances, with both upside and downside based on the performance of the investment, (ii) provide Mr. Cooper with a sufficient fee to compensate it for acting as servicer, and (iii) provide Mr. Cooper with an incentive to effectively service the underlying loans. The Buyer Targeted Return implements these objectives by allocating payments in respect of the purchased basic fee between the Buyer and Mr. Cooper. The SLS Incentive Fee functions in the same fashion with respect to the SLS Transaction (See Note 7 to our Consolidated Financial Statements).

The amount available to satisfy the Buyer Targeted Return is equal to (i) the amounts from the purchased basic fee, minus (ii) the Mr. Cooper Servicing Fee (“Mr. Cooper Net Collections”). The Buyer will retain the amount of Mr. Cooper Net Collections necessary to achieve the Buyer Targeted Return. Amounts in excess of the Buyer Targeted Return will be used to pay the Mr. Cooper Performance Fee.

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

The Mr. Cooper Performance Fee is calculated as follows. Pursuant to a Master Servicing Rights Purchase Agreement and related sale supplements, Mr. Cooper Net Collections is divided into two subsets: the “Retained Amount” and the “Surplus Amount.” If the amount necessary to achieve the Buyer Targeted Return is equal to or less than the Retained Amount, then 50% of the excess Retained Amount (if any) and 100% of the Surplus Amount is paid to Mr. Cooper as the Mr. Cooper Performance Fee. If the amount necessary to achieve the Buyer Targeted Return is greater than the Retained Amount but less than Mr. Cooper Net Collections, then 100% of the excess Surplus Amount is paid to Mr. Cooper as a Mr. Cooper Performance Fee. Mr. Cooper Performance Fee payments were made to Mr. Cooper in the amounts of $21.9 million, $26.8 million and $33.9 million during the year ended December 31, 2020, 2019 and 2018, respectively.

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

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2020 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$12,491,152	$12,951,608	100.0%	$112,026	$—	$13,063,634	58	0.1	5.4%	$12,288,861
(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	2.22%
Weighted Average Funding Cost	0.24%
Net Interest Spread	1.98%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We largely employ our Agency RMBS position as a hedge to our MSR portfolio. While we reduced our Agency RMBS position during the first quarter of 2020 due to COVID-19 related market factors, we ultimately maintained an elevated Agency RMBS portfolio, with a portfolio of $12.5 billion as of December 31, 2020 compared to $11.3 billion as of December 31, 2019. We finance our Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2020 and 2019, the Company pledged Agency RMBS with a carrying value of approximately $13.8 billion and $15.9 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 12 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

During the first and second quarters of 2020, markets for mortgage-backed securities and other credit-related assets experienced significant volatility, widening credit spreads and sharp declines in liquidity. These factors had a material impact on our investment portfolio. Prior to the onset of COVID-19, a significant portion of our Non-Agency RMBS portfolio was financed with repurchase agreements. Fluctuations in the value of our portfolio of Non-Agency RMBS during March 2020, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our Non-Agency RMBS portfolio in March 2020, for which we recorded significant realized losses. Refer to Note 17 to our Consolidated Financial Statements for further information regarding Non-Agency RMBS sales with affiliates. During 2020, we sold in aggregate $5.3 billion of Non-Agency RMBS. During 2020, we also significantly altered the composition of the financing profile of our Non-Agency RMBS portfolio. As of December 31, 2020, 17.7% of our Non-Agency RMBS portfolio was financed with non-daily mark-to-market financing, compared to 92.8% as of December 31, 2019.

Within our Non-Agency RMBS portfolio we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2020, 49.3% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2020 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$19,378,530	$1,153,643	$88,098	$(60,817)	$1,180,924	$705,713
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2020 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2006	NR	96	$88,110	$16,728	1.5%	$16,519	—%	—%	6.0	6.9%
2006	NR	15	91,603	—	—%	1	—%	—%	—	0.1%
2007	NR	16	170,240	3,043	0.2%	5,052	—%	—%	2.8	0.1%
2008 and later	BBB-	455	19,015,055	1,121,012	98.3%	1,145,967	20.0%	—%	4.9	2.8%
Total/Weighted Average	BBB-	582	$19,365,008	$1,140,783	100.0%	$1,167,539	19.6%	—%	4.9	2.8%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2006	18.2	0.1	8.4%	13.1%	11.0%
2006	14.3	0.2	11.8%	—%	93.5%
2007	13.5	0.2	13.7%	16.1%	25.6%
2008 and later	13.6	0.7	16.5%	5.4%	0.4%
Total/Weighted Average	13.7	0.7	16.3%	5.6%	0.7%

(A)Excludes $13.0 million face amount of bonds backed by consumer loans and $0.5 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 289 bonds with a carrying value of $432.5 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2020.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2020.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $27.4 million and $2.6 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $242.5 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2020:

Net Interest Spread(A)
Weighted Average Asset Yield	4.08%
Weighted Average Funding Cost	3.48%
Net Interest Spread	0.60%

(A)The Non-Agency RMBS portfolio consists of 30.3% floating rate securities and 69.7% fixed rate securities (based on amortized cost basis).

We finance our Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2020 and 2019, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.5 billion and $8.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 12 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $80.0 billion.

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

Refer to Note 17 in our Consolidated Financial Statements for further details on these transactions for additional discussion regarding call rights and transactions with affiliates.

Residential Mortgage Loans

In March 2020, we began selling assets to manage and generate liquidity and de-risk our balance sheet. During 2020, we sold in aggregate $65.5 billion of residential mortgage loans. To realign our balance sheet in reaction to increased market risk and raise liquidity as a result of the COVID-19 pandemic, we reduced our exposure to loan pools financed using repurchase agreements. Furthermore, while typically more expensive, to the extent possible, the Company has been opportunistically seeking long-term financing arrangements rather than short-term repurchase agreements to reduce volatility risk associated with assets valuations and margin calls. As of December 31, 2020, 100% of our Non-Agency Residential Mortgage Loan portfolio was financed with non-daily mark-to-market financing, compared to 5.4% as of December 31, 2019.

As of December 31, 2020, we had approximately $6.1 billion outstanding face amount of residential mortgage loans. These investments were financed with secured financing agreements with an aggregate face amount of approximately $4.0 billion and secured notes and bonds payable with an aggregate face amount of approximately $1.0 billion.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2020 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$769,348	$674,179	12,353	6.6%	5.6

Acquired reverse mortgage loans(E)(F)	$12,007	$5,884	28	7.8%	3.8
Acquired performing loans(G)(I)	138,109	129,345	3,278	6.7%	4.5
Acquired non-performing loans(H)(I)	487,022	374,658	3,253	7.5%	3.3
Total residential mortgage loans, held-for-sale, at lower of cost or market	$637,138	$509,887	6,559	7.3%	3.6

Acquired performing loans(G)(I)	$1,446,457	$1,423,159	7,189	3.8%	6.6
Acquired non-performing loans	428,079	335,544	2,798	7.5%	3.3
Originated loans	2,801,297	2,947,113	10,797	2.8%	27.7
Total residential mortgage loans, held-for-sale, at fair value	$4,675,833	$4,705,816	20,784	3.5%	18.9

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
(E)Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million at December 31, 2020. Approximately 47.8% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(F)FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.
(G)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(H)As of December 31, 2020, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.

(I)Includes $798.1 million and $20.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At December 31, 2020 and 2019, the Company pledged mortgage loans with a carrying value of approximately $4.5 billion and $5.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 12 to our Consolidated Financial Statements for further information regarding financing of our mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of December 31, 2020 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$620,983	61.0%	39.0%	90,068	682	17.5%	12.3%	189	3.6	1.4%	0.9%	1.3%	19.8%	4.6%

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

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. During 2020, we refinanced our previous SpringCastle securitization with a new $663 million securitization, ultimately lowering cost of funds. Furthermore, the notes are non-mark-to-market and not subject to margin calls. See Note 12 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

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

As of December 31, 2020, our net deferred tax liability of $7.9 million was primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by the Company, offset by deferred tax assets generated from changes in fair value of loans and MSRs.

For the year ended December 31, 2020, we recognized total tax expense (benefit) of $16.9 million driven primarily by deferred tax benefits resulting from changes in the fair value of loans and MSRs during the first quarter of 2020, offset by tax expense generated from income in our servicing and origination business segments in subsequent quarters. The taxable income of the operating businesses is largely absorbed by our historical net operating losses, reducing current taxable income in our TRSs.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 2 of the Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

MSRs and MSR Financing Receivables

Classification and valuation — As an approved owner of MSRs, upon acquisition, we account for our MSRs as servicing assets or servicing liabilities as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 13 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, recapture rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our MSRs. The independent valuation firm determines an estimated fair value range based on its own models. We compare the range provided by the independent valuation firm to the values generated by our internal models. To date, we have not made any significant valuation adjustments as a result of the values provided by the third-party valuation adjustments.

In certain cases, we have legally purchased MSRs or the right to the economic interest in MSRs, however, we determined that the respective purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, we have recorded an investment in MSR financing receivables. We have elected to measure the investment at fair value, with changes in fair value reflected within Change in fair value of investments in the Consolidated Statements of Income. In order to evaluate the reasonableness of our fair value determinations, similar to MSRs, we engage an independent valuation firm to separately measure the fair value of our MSR Financing Receivables.

Revenue and interest income recognition — We recognize income from investment in MSRs as Servicing revenue, net which comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows.

We recognize income from MSR financing receivables as interest income net of subservicing fees.

Servicer Advance Investments

Classification and valuation — We have elected to account for the Servicer advance investments at fair value. Accordingly, we estimate the fair value of the Servicer advance investments at each financial reporting date and reflect changes in the fair value of the Servicer advance investments as gains or losses.

We categorize Servicer advance investments under Level 3 of the GAAP hierarchy because we use internal pricing models to estimate the future cash flows related to the Servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. In order to evaluate the reasonableness of our fair value determinations, we engage an independent valuation firm to separately measure the fair value of our Servicer advance investments. The independent valuation firm determines an estimated fair value range based on its own models.

Our estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer advance investments: existing advances, the requirement to purchase future advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance declines, (ii) the duration of outstanding servicer advances, which we estimate is approximately nine months on average for an advance balance at a given point in time (not taking into account new advances made with respect to the pool), and (iii) the UPB of the underlying loans with respect to which we have the obligation to make advances and own the basic fee component.

Interest income and expense recognition — We recognize income from Servicer advance investments in the form of interest income. Interest income is calculated using the interest method, with adjustments to the yield applied based upon changes in actual or expected cash flows under the retrospective method. The servicer advances are not interest-bearing, but we accrete the effective rate of interest applied to the aggregate cash flows from the servicer advances and the basic fee component of the related MSR.

We remit to our servicers a portion of the basic fee component of the MSR related to our Servicer advance investments as compensation for acting as servicer, as described in more detail under “—Our Portfolio—Servicing Related Assets—Servicer Advances.” Our interest income is recorded net of the servicing fees owed to our servicers.

Real Estate Securities

Classification and valuation — Our securities portfolio primarily consists of Agency and Non-Agency RMBS. Agency RMBS are securities issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae. Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk. RMBS investments are classified as either available-for-sale or accounted for under the fair value option. We determine the appropriate classification of our securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. If classified as available-for-sale, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income. If classified under the fair value option, changes in fair value are recorded in the Consolidated Statements of Income as a component of Change in fair value of investments.

We generally categorize Agency RMBS under Level 2 and Non-Agency as Level 3 of the GAAP hierarchy. We estimate the fair value of the majority of our RMBS based upon broker quotations, counterparty quotations or pricing service quotations. Pricing services generally develop their pricing of RMBS based on transaction prices of recent trades for similar financial instruments, when available. When recent trades for similar financial instruments are not available, cash flow models or other pricing models are used. The significant inputs used in the valuation of our securities include the discount rate, prepayment rates, default rates and loss severities, as well as other variables.

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

Impairment — Periods after January 1, 2020 — For periods subsequent to the application of ASU 2016-13, Financial Instruments - Credit Losses (“CECL”), we evaluate the cost basis of investments in securities not accounted for under the fair value option on at least a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt

Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. We must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Provision (reversal) for credit losses on securities in the Consolidated Statements of Income. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Gain (loss) on settlement of investments, net in the Consolidated Statements of Income.

Periods prior to January 1, 2020 — We must assess whether unrealized losses on securities, if any, reflect a decline in value that is other-than-temporary and, if so, record an other-than-temporary impairment through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security that was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not that we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we will assume the anticipated recovery period is until the expected maturity of the applicable security. Also, for securities that represent beneficial interests in securitized financial assets within the scope of ASC 325-40, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our Non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was probable, at acquisition, that we would be unable to collect all contractually required payments receivable, fall within the scope of ASC 310-30, as opposed to ASC No. 325-40. All of our other Non-Agency RMBS, those not acquired with evidence of deteriorated credit quality, fall within the scope of ASC 325-40.

Interest income recognition — There are several different accounting models that may be applicable for purposes of the recognition of interest income on RMBS depending on whether the security is designated as available-for-sale or fair value option.

The following accounting models apply to RMBS classified as available-for-sale:

(i) RMBS of high credit quality rated ‘AA’ or higher that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

(ii) Non-Agency RMBS which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.

For RMBS of high credit quality accounted for under (i) above, we recognize interest income by applying the permitted “interest method,” whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each security’s stated coupon rate. The interest method is applied at the individual security level based upon each security’s effective interest rate. We calculate each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, we refer to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in RMBS, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.

For Non-Agency RMBS accounted for under (ii) above, we recognize interest income by applying the required prospective level-yield methodology. Interest income under this methodology is impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Consequently, interest income on these Non-Agency RMBS is recognized based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. These securities are generally purchased at a discount to the principal amount. At the original acquisition date, we estimate the timing and amount of cash flows expected to be collected and calculate the present value of those amounts to our purchase price. In each subsequent balance sheet date, we revise our estimates of the remaining timing and amount of cash flows expected to be collected. If there is a positive change in the amount and timing of future cash flows expected to be collected from the previous estimate, the effective interest rate in future accounting periods may increase resulting in an increase in the reported amount of interest income in future periods. A positive change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has increased from the previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from reductions in estimates of future defaults). If there is a negative or adverse change in the amount and timing of future cash flows expected to be collected from the previous estimate, and the security's fair value is below its amortized cost, an impairment loss equal to the adverse change in cash flows expected to be collected, discounted using the security's effective rate before impairment, is required to be recorded in current period earnings. Additionally, while the effective interest rate used to accrete interest income after an impairment has been recognized will generally be the same, the amount of interest income recorded in future periods will decline because of the reduced balance of the amortized cost basis of the investment to which such effective interest rate is applied.

The following accounting models apply to RMBS accounted for under the fair value option:

(iii) RMBS of high credit quality rated ‘AA’ or higher that, at the time of purchase, we expect to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment.

(iv) Non-Agency RMBS which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment.

Interest income on RMBS accounted for in (iii) above is recognized based on the stated coupon rate and the outstanding principal amount. The original purchase premium or discount is not amortized or accreted as part of interest income but rather reflected as part of the security’s fair value.

Interest income on Non-Agency RMBS accounted for in (iv) above is recognized in accordance with the model described in (ii) above.

Residential Mortgage Loans

Classification and valuation — Loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value is recorded as a component of Change in fair value of investments in the Statements of Income. When we have the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held for investment. When we have the intent to sell loans, such loans are classified as held for sale.

Our loans are generally categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 13 to our Consolidated Financial Statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

For originated residential mortgage loans measured at fair value, the fair value is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

For acquired residential mortgage loans measured at fair value, the fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

For loans measured at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Interest income recognition — Interest earned on residential mortgage loans measured at fair value are reported in Interest income in the Consolidated Statements of Income.

Impairment — Subsequent to the adoption of CECL on January 1, 2020, all residential mortgage loans are carried at fair value or the lower of cost or fair value. As a result, these loans are not subject to an allowance for credit losses under the CECL impairment model.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the nonaccrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Our ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

Unless stated otherwise, we have not consolidated the securitization entities that issued our Non-Agency RMBS. This determination is based, in part, on our assessment that we do not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if we owned a majority of the currently controlling class. In addition, we are not obligated to provide, and have not provided, any financial support to these entities.

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

We have invested in Mr. Cooper serviced Servicer Advance Investments, including the basic fee component of the related MSRs, through the Buyer, of which we are the managing member. The Buyer was formed through cash contributions by us and third-parties in exchange for membership interests. As of December 31, 2020, we owned an approximately 73.2% interest in the Buyer, and the third-party investors owned the remaining membership interests. Through our managing member interest, we direct substantially all of the day-to-day activities of the Buyer. The third-party investors do not possess substantive participating rights or the power to direct the day-to-day activities that most directly affect the operations of the Buyer. In addition, no single third-party investor, or group of third-party investors, possesses the substantive ability to remove us as the managing member of the Buyer. We have determined that the Buyer is a voting interest entity. As a result of our managing member interest, which represents a controlling financial interest, we consolidate the Buyer and its wholly owned subsidiaries and reflect membership interests in the Buyer held by third parties as noncontrolling interests.

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

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes on income earned outside of our Taxable REIT Subsidiaries (“TRSs”). Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” New Residential operates various business segments, including servicing, origination, and MSR related investments, through TRSs that are subject to regular corporate income taxes.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

Accounting Impact of Valuation Changes

New Residential’s assets fall into three general categories as disclosed in the table below. These categories are:

Marked to Market Assets (“MTM Assets”) — Assets that are marked to market through the Consolidated Statements of Income. Changes in the value of these assets (i) are recorded in the Consolidated Statement of Income, as unrealized gains or losses that impact net income, and (ii) impact our Total New Residential Stockholders’ Equity (net book value).

Other Comprehensive Income Assets (“OCI Assets”) — Assets that are marked to market through the Consolidated Statements of Comprehensive Income. Changes in the value of these assets (i) are recorded in the Consolidated Statements of Comprehensive Income as unrealized gains or losses, and therefore do not impact net income on the Consolidated Statement of Income, and (ii) impact our Total New Residential Stockholders’ Equity (net book value).

Cost Assets — Assets that are not marked to market. Changes in value of these assets do not impact net income in the Consolidated Statement of Income nor do they impact our Total New Residential Stockholders’ Equity (net book value).

An exception to these descriptions results from changes in value that represent impairment. Any such change (i) is recorded in the Consolidated Statements of Income, as impairment that impacts net income, and (ii) impacts our Total New Residential Stockholders’ Equity (net book value). In the case of Residential mortgage loans, held-for-sale, at lower of cost or fair value, any reductions in value are considered impairment. Impairment on loans and REO as well as securities subsequent to the adoption of CECL on January 1, 2020 is subject to reversal if values subsequently increase.

All of New Residential’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability, and contingent consideration liabilities (which are marked to market through the Consolidated Statements of Income), are recorded at their amortized cost basis.

The table below summarizes New Residential’s assets by category as of December 31, 2020:

MTM Assets	OCI Assets	Cost Assets
Real estate and other securities accounted for under the fair value option	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-sale, at lower of cost or fair value
Excess MSRs		Real estate owned (REO)
Excess MSRs, equity method investees		Servicer advances receivable
MSRs		Trades receivable
MSR financing receivables		Deferred tax asset, net
Servicer advance investments		Other assets, except as described above
Certain assets within Other assets, primarily derivatives and equity investments
Residential mortgage loans, held-for-sale at fair value
Residential mortgage loans, held-for-investment, at fair value
Consumer loans

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the year ended December 31, 2020 compared to 2019 year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Revenues
Interest income	$1,102,537	$1,766,130	$(663,593)	(37.6)%
Servicing revenue, net of change in fair value of mortgage servicing rights of $(1,889,741) and $(712,950), respectively	(555,041)	385,159	(940,200)	(244.1)%
Gain on originated mortgage loans, held-for-sale, net	1,399,092	460,107	938,985	204.1%
	1,946,588	2,611,396	(664,808)	(25.5)%
Expenses
Interest expense	584,469	933,751	(349,282)	(37.4)%
General and administrative expenses	1,120,087	781,971	338,116	43.2%
Management fee to affiliate	89,134	79,472	9,662	12.2%
Incentive compensation to affiliate	—	91,892	(91,892)	(100.0)%
	1,793,690	1,887,086	(93,396)	(4.9)%
Other income (loss)
Change in fair value of investments	(437,126)	(307,396)	(129,730)	42.2%
Gain (loss) on settlement of investments, net	(930,131)	227,981	(1,158,112)	(508.0)%
Earnings from investments in consumer loans, equity method investees	—	(1,438)	1,438	(100.0)%
Other income (loss), net	(2,797)	39,819	(42,616)	(107.0)%
	(1,370,054)	(41,034)	(1,329,020)	3238.8%
Impairment
Provision (reversal) for credit losses on securities	13,404	25,174	(11,770)	(46.8)%
Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”)	110,208	10,403	99,805	959.4%
	123,612	35,577	88,035	247.4%
Income (Loss) Before Income Taxes	(1,340,768)	647,699	(1,988,467)	(307.0)%
Income tax expense (benefit)	16,916	41,766	(24,850)	(59.5)%
Net Income (Loss)	$(1,357,684)	$605,933	$(1,963,617)	(324.1)%
Noncontrolling Interests in Income of Consolidated Subsidiaries	52,674	42,637	10,037	23.5%
Dividends on Preferred Stock	54,295	13,281	41,014	308.8%
Net Income (Loss) Attributable to Common Stockholders	$(1,464,653)	$550,015	$(2,014,668)	(366.3)%

Interest Income

Prior to the onset of the COVID-19 pandemic in mid-March 2020, we financed a significant portion of our interest-earning assets with repurchase agreements. As the COVID-19 pandemic began to unfold, financial and mortgage-related asset markets experienced significant volatility, causing, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing. These conditions put significant pressure on financing assets with repurchase agreements resulting in lenders initiating margin calls. In March 2020, we began selling assets to manage and generate liquidity and de-risk our balance sheet. We sold a substantial portion of our Non-Agency RMBS portfolio in March 2020 and realized significant losses as a result of these sales. Refer to Gain (loss) on investment of securities, net for further details. We also reduced our exposure to loan pools financed using repurchase agreements.

As a result of the factors discussed above, our total interest income for the year ended December 31, 2020 decreased by $663.6 million, of which $388.2 million was attributable to a smaller average size bond portfolio. The remainder of the decrease was driven by (i) a $181.3 million decrease from MSR related investments and servicing primarily due to MSR financing receivables transferring to investments in MSRs during the third quarter of 2020 (the revenue associated with these transferred

MSRs is reported as Servicing revenue, net rather than Interest income in our Consolidated Statements of Income), portfolio runoff, less REO referral commission due to lower volume, and decrease in ancillary and other fees due to lower interest rates, as well as (ii) a $115.1 million decrease largely attributable $3.0 billion of residential mortgage loan sales in April 2020 in response to COVID-19.

Servicing Revenue, Net

Servicing revenue, net recognized by New Residential related to its MSRs comprises the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Servicing fee revenue	$1,224,060	$899,623	$324,437	36.1%
Ancillary and other fees	110,640	198,486	(87,846)	(44.3)%
Servicing fee revenue and fees	1,334,700	1,098,109	236,591	21.5%
Change in fair value due to:
Realization of cash flows	(1,360,954)	(530,031)	(830,923)	156.8%
Change in valuation inputs and assumptions(A)	(531,183)	(186,204)	(344,979)	185.3%
(Gain) loss on realized	2,396	3,285	(889)	(27.1)%
Servicing revenue, net	$(555,041)	$385,159	$(940,200)	(244.1)%

(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Changes in interest rates and prepayment rates	$(573,674)	$(433,098)	$(140,576)	32.5%
Changes in discount rates	(1,705)	127,314	(129,019)	(101.3)%
Changes in other factors	44,196	119,580	(75,384)	(63.0)%
Total	$(531,183)	$(186,204)	$(344,979)	185.3%

Servicing revenue, net decreased $940.2 million for the year ended December 31, 2020 primarily driven by (i) a $830.9 million decline in fair value resulting from the realization of cash flows as a result of MSR acquisitions subsequent to December 31, 2019 and historically low mortgage rates which resulted in faster prepayments, (ii) a $345.0 million increase in negative mark-to-market adjustments, (iii) a $87.8 million decrease in ancillary and other fees due to lower interest rates, specifically lower interest earned on custodial accounts, partially offset by (iv) a $324.4 million increase in servicing collections as a result of MSR acquisitions that closed subsequent to December 31, 2019. The negative mark-to-market adjustments of $345.0 million for the year ended December 31, 2020 were primarily driven by changes in interest rates resulting in lower custodial earnings, faster prepayment rates, and higher delinquency rates due to changes in estimates regarding the economic outlook caused by COVID-19.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

Gain on originated mortgage loans, held-for-sale, net increased $939.0 million for the year ended December 31, 2020 primarily driven by an increase in loan origination volume and higher gain on sales margins. As noted in the “Our Portfolio” section, during the year ended December 31, 2020, loan origination volume at NewRez was $61.6 billion, up from $22.3 billion in the year prior. During the twelve months ended December 31, 2020, the continued lower interest rate environment, increased refinance activity by borrowers, integration of Ditech’s platform, and increased market share helped drive volume growth across all origination channels. Gain on sale margins during the year ended December 31, 2020 was 1.85%, 19% higher than 1.56% for the same period in 2019. The increase in margin was driven by higher investor demand for Agency securities during the first half of the year due to increased volatility caused by the onset of COVID-19 in mid-March 2020. Margins also benefited from decreasing interest rates throughout the year, resulting in higher volumes of loan refinancing.

Interest Expense

Interest expense decreased by $349.3 million for the year ended December 31, 2020 primarily attributable to (i) a $296.2 million decrease in the average size of our bond portfolio, (ii) an $80.3 million decrease largely driven by $3.0 billion of residential mortgage loan sales in April 2020 in response to COVID-19, and (iii) a $13.2 million decrease in interest expense due to runoff of MSR related investments, partially offset by (iv) a $36.8 million increase in interest expense as a result of entering into a three-year senior secured term loan facility for $600.0 million at 11.0% in May 2020 and subsequently refinanced in September 2020 with proceeds from the $550.0 million of 6.250% senior unsecured notes due 2025. Refer to the “Liquidity and Capital Resources” section for further details.

General and Administrative Expenses

General and administrative expenses is composed of the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Compensation and benefits expense	$230,009	$121,004	$109,005	90.1%
Compensation and benefits expense, origination	341,637	164,485	177,152	107.7%
Legal and professional expense	70,502	89,489	(18,987)	(21.2)%
Loan origination expense	92,081	45,483	46,598	102.5%
Occupancy expense	36,799	19,388	17,411	89.8%
Subservicing expense	201,444	227,482	(26,038)	(11.4)%
Loan servicing expense	14,126	31,737	(17,611)	(55.5)%
Property and maintenance expense	42,508	8,112	34,396	424.0%
Other	90,981	74,791	16,190	21.6%
	$1,120,087	$781,971	$338,116	43.2%

General and administrative expenses increased $338.1 million for the year ended December 31, 2020 primarily attributable to increases in NewRez origination and servicing volumes. As noted in the “Our Portfolio” section, during the year, loan origination volume at NewRez was $61.6 billion, up from $22.3 billion in the year prior and loans serviced at NewRez was $297.8 billion UPB, up from $219.4 billion UPB in the year prior. Higher origination and servicing volumes resulted in higher headcount and the associated compensation and benefits expense, loan origination expense, and property and maintenance expense. Additionally, growth in Guardian Asset Management inspection and property management contracts resulted in the increase of $34.4 million of expenses incurred related to performing such services, accompanied with an increase in compensation and benefits due to higher employee headcount.

Management Fee to Affiliate

Management fee to affiliate increased $9.7 million for the year ended December 31, 2020 primarily as a result of the preferred share offering in the first quarter of 2020.

Incentive Compensation to Affiliate

Incentive compensation to affiliate decreased $91.9 million for the year ended December 31, 2020 due to the fact that the incentive calculation determined in accordance with the management agreement was in a cumulative net loss position.

Change in Fair Value of Investments

Change in fair value of investments is composed of the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Excess mortgage servicing rights	$(16,232)	$(10,505)	$(5,727)	54.5%
Excess mortgage servicing rights, equity method investees	(3,489)	6,800	(10,289)	(151.3)%
Mortgage servicing rights financing receivables	(279,168)	(189,023)	(90,145)	47.7%
Servicer advance investments	763	10,288	(9,525)	(92.6)%
Real estate and other securities	28,455	2,101	26,354	1254.4%
Residential mortgage loans	(107,604)	(70,914)	(36,690)	51.7%
Consumer loans held-for-investment	(6,384)	—	(6,384)	—%
Derivative instruments	(53,467)	(56,143)	2,676	(4.8)%
Total	$(437,126)	$(307,396)	$(129,730)	42.2%

Change in Fair Value of Excess Mortgage Servicing Rights

Changes in the fair value of Excess MSRs related to the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Changes in interest rates and prepayment rates	$1,357	$(18,279)	$19,636	(107.4)%
Changes in discount rates	(365)	13,446	(13,811)	(102.7)%
Changes in other factors	(17,224)	(5,672)	(11,552)	203.7%
Total	$(16,232)	$(10,505)	$(5,727)	54.5%

The unfavorable mark-to-market adjustments for the year ended December 31, 2020 were primarily driven by increases in delinquency rates from higher forbearance in our conventional, Agency, and PLS Excess MSR pools. Lower recapture rates were also a key contributor to the negative mark-to-market adjustments seen during the year. The unfavorable mark-to-market fair value adjustments during the year ended December 31, 2019 were primarily driven by increased interest rates and prepayment rates, partially offset by a decrease in discount rates during the year.

Change in Fair Value of Excess Mortgage Servicing Rights, Equity Method Investees

Changes in the fair value of Excess MSRs, equity method investees related to the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Changes in interest rates and prepayment rates	$(151)	$(7,659)	$7,508	(98.0)%
Changes in discount rates	(82)	3,939	(4,021)	(102.1)%
Changes in other factors	(3,256)	10,520	(13,776)	(131.0)%
Total	$(3,489)	$6,800	$(10,289)	(151.3)%
The unfavorable mark-to-market adjustments during the year ended December 31, 2020 were primarily driven by increases in delinquency from higher forbearance in our conventional, Agency, and PLS Excess MSR pools. Lower recapture rates were also a key contributor to the negative mark-to-market adjustments seen during the year. The favorable mark-to-market adjustments for the year ended December 31, 2019 were primarily driven by interest income, net of expenses recorded at the investee level, a decrease in discount rates and delinquency rates, partially offset by increases in interest rates and prepayment rates.

Change in Fair Value of MSR Financing Receivables

The component of changes in the fair value of MSR financing receivables related to the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Realization of cash flows	$(222,674)	$(203,732)	$(18,942)	9.3%
Change in valuation inputs and assumptions(A)	(54,745)	21,094	(75,839)	(359.5)%
(Gain) loss on sales	(1,749)	(6,385)	4,636	(72.6)%
Total	$(279,168)	$(189,023)	$(90,145)	47.7%

(A)The following table summarizes the components of changes in the fair value of MSR financing receivables related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Changes in interest rates and prepayment rates	$29,334	$(112,269)	$141,603	(126.1)%
Changes in discount rates	10,950	99,674	(88,724)	(89.0)%
Changes in other factors	(95,029)	33,689	(128,718)	(382.1)%
Total	$(54,745)	$21,094	$(75,839)	(359.5)%

The change in fair value of investments in MSR Financing Receivables decreased $90.1 million for the year ended December 31, 2020, of which $75.8 million was attributable to changes in valuation inputs and assumptions. The change in fair value for the year ended December 31, 2020 was primarily due to higher delinquency rates, partially offset by a decrease in discount rates and changes in interest rates. These changes resulted mainly from changes in estimates regarding the economic outlook caused by COVID-19. The remaining decrease was primarily due to an $18.9 million increase in realization of cash flows as a result of faster prepayments in 2020, partially offset by transfers from investments in MSR Financing Receivables to MSRs during the third quarter of 2020.

Change in Fair Value of Servicer Advance Investments

Changes in the fair value of Servicer Advance Investments related to the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Changes in interest rates and prepayment rates	$(1,866)	$628	$(2,494)	(397.1)%
Changes in discount rates	2,219	17,786	(15,567)	(87.5)%
Changes in other factors	410	(8,126)	8,536	(105.0)%
Total	$763	$10,288	$(9,525)	(92.6)%

The positive mark-to-market adjustments during the year ended December 31, 2020 were mainly driven by a decrease in discount rates, partially offset by increased prepayment speeds. The positive mark-to-market adjustments during the year ended December 31, 2019 were mainly driven by a decrease in discount rates.

Change in Fair Value of Real Estate and Other Securities

The change in fair value of real estate and other securities increased $26.4 million for the year ended December 31, 2020 primarily due to higher purchases of Agency RMBS made throughout the year accounted for under the fair value option.

Change in Fair Value of Residential Mortgage Loans

The change in fair value of residential mortgage loans decreased $36.7 million for the year ended December 31, 2020 primarily due to (i) a $239.6 million decrease related to changes in valuation inputs and assumptions largely driven by the economic outlook caused by COVID-19, offset by (ii) $276.3 million of higher unrealized losses on loans compared to the prior year.

Change in Fair Value of Consumer Loans

Change in fair value of consumer loans decreased $6.4 million for the year ended December 31, 2020 due to unfavorable changes in inputs and assumptions largely driven by the economic outlook caused by COVID-19.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments increased $2.7 million for the year ended December 31, 2020 primarily due to a decrease in unrealized loss on interest rate swaps largely resulting from changes in the forward LIBOR curve during the year.

Gain (Loss) on Settlement of Investments, Net

Gain (loss) on settlement of investments, net is composed of the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Gain (loss) on sale of real estate securities	$(753,713)	$205,989	$(959,702)	(466)%
Gain (loss) on sale of acquired residential mortgage loans	(5,662)	153,174	(158,836)	(104)%
Gain (loss) on settlement of derivatives	(74,812)	(129,923)	55,111	(42)%
Gain (loss) on liquidated residential mortgage loans	4,644	(4,872)	9,516	(195)%
Gain (loss) on sale of REO	(21,925)	(11,521)	(10,404)	90%
Gain (loss) on extinguishment of debt	(66,233)	(8,532)	(57,701)	676%
Gain (loss) on Excess MSR recapture agreements	—	—	—	—%
Other gains (losses)	(12,430)	23,666	(36,096)	(153)%
	$(930,131)	$227,981	$(1,158,112)	(508)%

Gain (loss) on settlement of investments, net decreased $1,158.1 million for the year ended December 31, 2020 primarily due to (i) $959.7 million of losses incurred on sales of Non-Agency RMBS during March 2020 in order to generate liquidity and de-risk our balance sheet in response to the increased market volatility attributable to the onset of the COVID-19 pandemic, (ii) a

$121.0 million decrease in gains realized on collapse transactions due to lower collapse volume during the year, (iii) a $57.7 million loss on extinguishment of debt primarily attributable to the 2020 term loan refinancing in the third quarter, (iv) a $41.6 million loss on loan sales during the year, (v) a $22.9 million increase in loss on sales of MSRs, (vi) a $10.4 million increase in loss on REO sales related to legacy receivable write-offs during the fourth quarter of 2020, partially offset by (vii) a $50.2 million decrease in losses on TBAs, and (viii) a $4.9 million increase in gain on settlement of derivatives.

Other Income (Loss), Net

Other income (loss), net is composed of the following:

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Unrealized gain (loss) on secured notes and bonds payable	$(966)	$(1,236)	$270	(21.8)%
Unrealized gain (loss) on contingent consideration	(6,568)	(10,487)	3,919	(37.4)%
Unrealized gain (loss) on equity investments	(54,455)	(3,096)	(51,359)	1658.9%
Gain (loss) on transfer of loans to REO	7,945	11,842	(3,897)	(32.9)%
Gain (loss) on transfer of loans to other assets	(939)	(1,144)	205	(17.9)%
Gain (loss) on Ocwen common stock	3,235	174	3,061	1759.2%
Provision for servicing losses	(15,330)	(9,102)	(6,228)	68.4%
Bargain Purchase Gain	—	49,539	(49,539)	(100.0)%
Rental and ancillary revenue	25,409	6,732	18,677	277.4%
Property and maintenance revenue	70,527	14,449	56,078	388.1%
Other income (loss)	(31,655)	(17,852)	(13,803)	77.3%
	$(2,797)	$39,819	$(42,616)	(107.0)%

As summarized in the table above, Other income decreased $42.6 million for the year ended December 31, 2020 primarily due to an increase in unrealized losses on our equity method investments (TSX and Covius), one time gains in 2019 related to the Ditech purchase, Springcastle acquisition, partially offset by an increase of property inspection and maintenance revenue at Guardian, as well as a $16.4 million increase of recovery income.

Provision (Reversal) for Credit Losses on Securities

The provision for credit losses on securities decreased $11.8 million for the year ended December 31, 2020 primarily due to a smaller average bond portfolio due to sales of securities during the year in response to COVID-19, newly acquired securities accounted for under the fair value election, and improved credit spreads throughout the year on our Non-Agency RMBS.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Valuation and credit loss provision (reversal) on loans and real estate owned increased $99.8 million primarily due to (i) a $133.2 million increase in impairment on residential mortgage loans related to the economic outlook caused by COVID-19, partially offset by (ii) a $31.0 million decrease in the provision due to the application of the fair value election on consumer loans in conjunction with the adoption of CECL on January 1, 2020.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased $24.9 million for the year ended December 31, 2020 primarily driven by deferred tax benefits from changes in the fair value of loans and MSRs during the first quarter of 2020, offset by deferred tax expense generated from income in our servicing and origination segments in subsequent quarters. The taxable income of the operating businesses is largely absorbed by our historical net operating losses, reducing current taxable income in our TRSs.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Noncontrolling interests (“NCI”) in income of consolidated subsidiaries increased by $10.0 million primarily due to (i) a $9.4 million increase in NCI at the Shelter JVs, driven by higher earnings from originations, and (ii) a $4.0 million increase in NCI related to our Consumer Loan Companies, which are 46.5% owned by third parties, partially offset by (iii) a $3.4 million decrease in other’s interest in the net income of the Buyer as a result of lower fair value adjustments and interest income during the twelve months ended December 31, 2020.

Dividends on Preferred Stock

The dividends on preferred stock is related to our 7.500% Preferred Series A, 7.125% Preferred Series B, and 6.375% Preferred
Series C. There was a $41.0 million increase in dividends on our preferred stock during the year ended December 31, 2020 attributable to the issuance of the Preferred Series A, Preferred Series B, and Preferred Series C in July 2019, August 2019, and February 2020, respectively.

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

Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The ongoing economic impact of the COVID-19 pandemic has resulted in an increase in servicing advances and liquidity demands related to the utilization of forbearance programs offered by the CARES Act. Since April 2020, we expanded our committed advance facilities capacity by $1.4 billion, which we believe will be adequate for our needs. In addition, in May 2020, we entered into a three-year senior secured term loan facility agreement in principal amount of $600.0 million with a fixed annual rate of 11.00%. In September 2020, we priced $550 million of 6.250% senior unsecured notes due 2025. The net proceeds from the offering were used, together with cash on hand, to prepay and retire the existing three-year senior secured term loan facility. The issuance of term debt during 2020 increased our cash on hand to higher than normal relative to historical periods and we continue to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19. Total cash and cash equivalents at December 31, 2020 was $944.9 million compared to $528.7 million at December 31, 2019.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of December 31, 2020, approximately $580.6 million of our cash and cash equivalents was held at NRM and NewRez, of which $412.6 million was in excess of regulatory liquidity requirements. NRM and NewRez are expected to maintain compliance with applicable net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements, secured notes and bonds payable, securitizations and unsecured term loan. As of December 31, 2020, we had outstanding secured financing agreements with an aggregate face amount of approximately $17.6 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3%-12% for Agency RMBS, 12%-80% for Non-Agency RMBS, and 5%-25% for residential mortgage loans. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $3.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced during the first quarter of 2020 due to the COVID-19 pandemic. While market volatility somewhat subsided in the latter half of 2020, it is possible that volatility may increase again, and our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings.

As the COVID-19 pandemic unfolded in the U.S. in mid-March 2020, financial and mortgage-related asset markets experienced significant volatility. During March and April of 2020, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and mortgage-backed securities markets. These conditions put significant pressure on the mortgage REIT industry, including as related to financing operations, pricing mortgage assets and meeting liquidity needs. With respect to repurchase agreements, we observed (i) an increase in haircuts and (ii) a mark-down of our mortgage assets held as collateral by our financing counterparties, which resulted in us having to provide additional cash or securities to satisfy higher than historical levels of margin calls. As a response, we used our cash on hand, a portion of the approximately $389.5 million proceeds from our underwritten public offering of 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock in February 2020 and the proceeds from asset sales to meet margin calls. Furthermore, in the aftermath of these events, we took a number of immediate and on-going actions to increase our liquidity and stabilize financing sources, both as a means of strengthening our balance sheet. As a result of the unprecedented illiquidity in repurchase agreement financing, we procured and continue to procure financing, such as securitizations and term financings, that provides less or no exposure to fluctuations in the daily collateral repricing determinations. We achieved this by securing longer-dated financing arrangements such as the aforementioned three-year senior secured term loan facility agreement in principal amount of $600.0 million with a fixed annual rate of 11.00% (subsequently refinanced with a $550 million of 6.250% senior unsecured notes due 2025), moving more of our financing into the capital markets and negotiating margin holidays with regards to certain assets. While the cost of funds for such financings may be greater relative to repurchase agreement funding, we believe, given on-going market conditions, financing with more limited mark-to-market provisions allows us to better manage our liquidity risk and reduce exposures to events like those caused by the COVID-19 pandemic. We will continue in the near term to explore additional financing arrangements to further strengthen our balance sheet and position ourselves for future investment opportunities. Refer to “Our Portfolio” section for further discussion regarding changes to our financing structure.

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

Our cash flow provided by operations differs from our net income due to these primary factors (i) the difference between (a) accretion and amortization and unrealized gains and losses recorded with respect to our investments and (b) cash received therefrom, (ii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iii) deferred taxes, and (iv) principal cash flows related to held-for-sale loans, which are characterized as operating cash flows under GAAP.

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

Debt Obligations

The following table presents certain information regarding New Residential’s secured financing agreements and secured notes and bonds payable debt obligations:

	December 31, 2020									December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$4,043,156	$4,039,564	Feb-21 to Dec-22	2.18%	0.6	$4,370,264	$4,496,831	$4,465,054	19.5	$5,053,207
Agency RMBS(D)	12,682,427	12,682,427	Jan-21	0.24%	0.2	12,929,057	13,715,013	13,800,351	0.9	15,481,677
Non-Agency RMBS(E)	818,063	817,209	Jan-21 to Mar-21	3.48%	0.3	17,183,226	1,534,798	1,548,351	0.7	7,317,519
Real Estate Owned(G) (H)	8,480	8,480	Feb-21 to Dec-22	3.13%	1.9	N/A	N/A	11,098	N/A	63,822
Total Secured Financing Agreements	17,552,126	17,547,680		0.84%	0.3					27,916,225
Secured Notes and Bonds Payable
Excess MSRs(I)	275,088	275,088	Aug-24	4.36%	3.7	101,142,417	317,234	398,969	6.1	217,300
MSRs(J)	2,704,923	2,691,791	Jul-22 to Dec-25	4.52%	3.5	416,212,194	4,457,541	4,400,657	5.6	2,640,036
Servicer Advance Investments(K)	423,144	423,144	Apr-21 to Dec-22	1.45%	1.5	449,150	512,958	538,056	6.0	443,248
Servicer Advances(K)	2,593,643	2,585,575	Apr-21 to Sep-23	2.42%	1.8	2,970,329	3,002,267	3,002,267	0.7	2,738,424
Residential Mortgage Loans(L)	1,045,275	1,039,838	Apr-21 to Aug-60	4.25%	30.2	1,602,289	1,535,095	1,365,250	4.8	864,451
Consumer Loans(M)	625,166	628,759	Sep -37	2.03%	3.6	618,055	682,866	682,866	3.6	816,689
Total Secured Notes and Bonds Payable	7,667,239	7,644,195		3.39%	6.5					7,720,148
Total/Weighted Average	$25,219,365	$25,191,875		1.61%	2.2					$35,636,373
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $48.5 million of associated accrued interest payable as of December 31, 2020.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $25.2 million and $35.1 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $258.0 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $275.1 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $425.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.5%; $329.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.5%; and $1,950.0 million of capital markets notes with fixed interest rates ranging 3.8% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.2% to 1.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.7 million note payable to Mr. Cooper which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $58.3 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.7% (see Note 13 for fair value details), (iii) $150.9 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 13 for fair value details), and (iv) $947.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.2% to 5.0%.

(M)Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $572.1 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in May 2036.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $17.6 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2020
	Outstanding Balance at December 31, 2020	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$12,682,427	$8,707,956	$31,770,128	0.89%
Non-Agency RMBS	818,063	2,911,348	8,235,316	3.19%
Residential mortgage loans	3,679,978	3,649,004	6,668,812	2.31%
Real estate owned	438	39,074	110,442	2.76%
Secured Notes and Bonds Payable
Excess MSRs	—	50,000	50,000	4.16%
MSRs	—	1,233,560	2,059,551	3.65%
Servicer advances	882,761	748,098	1,263,003	2.71%
Residential mortgage loans	5,744	79,747	210,877	3.37%
Total/Weighted Average	$18,069,411	$17,418,787		1.38%

(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Secured Financing Agreements
Agency RMBS	11,391,397	6,899,998	1,175,803	15,250,971
Non-Agency RMBS	447,824	1,459,942	2,092,963	7,216,191
Residential mortgage loans	3,655,906	3,112,376	3,180,499	4,869,240
Real estate owned	2,581	3,222	76,763	75,173

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Secured Financing Agreements
Agency RMBS	14,939,907	10,544,720	6,846,716	5,364,480
Non-Agency RMBS	7,403,488	7,986,868	7,675,607	7,399,226
Residential mortgage loans	2,644,559	3,432,062	2,681,220	2,155,752
Real estate owned	66,317	58,390	48,247	91,025
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

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices: approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2020 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$755,801	April 2021
115,118	May 2021
11,842	August 2021
134,026	August 2022
500,000	October 2022
300,000	December 2022
600,000	August 2023
600,000	September 2023
$3,016,787
(A)On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the Servicer Advance Notes, a rapid amortization of the Servicer Advance Notes or an acceleration of principal repayment, or all of the foregoing.

The early amortization and target amortization events under the Servicer Advance Notes include (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions, (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances, (v) for certain Servicer Advance Notes, failure to satisfy minimum tangible net worth requirements for the applicable servicer, the Buyer or New Residential, (vi) for certain Servicer Advance Notes, failure to satisfy minimum liquidity requirements for the applicable servicer and the Buyer, (vii) for certain Servicer Advance Notes, failure to satisfy leverage tests for the applicable servicer, the Buyer or New Residential, (viii) for certain Servicer Advance Notes, a change of control of the Buyer or New Residential, (ix) for certain Servicer Advance Notes, a change of control of the applicable servicer, (x) for certain Servicer Advance Notes, the failure of the applicable servicer to maintain minimum servicer ratings, (xi) for certain Servicer Advance Notes, certain judgments against the Buyer or certain other subsidiaries of New Residential in excess of certain thresholds, (xii) for certain Servicer Advance Notes, payment default under, or an acceleration of, other debt of the Buyer or certain other subsidiaries of New Residential, (xiii) failure to deliver certain reports, and (xiv) material breaches of any of the transaction documents.

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

Maturities

Our debt obligations as of December 31, 2020, as summarized in Note 12 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2021	$882,761	$17,186,206	$18,068,967
2022	800,000	1,260,621	2,060,621
2023	1,200,000	302,851	1,502,851
2024	—	583,801	583,801
2025	257,468	1,888,428	2,145,896
2026 and thereafter	1,407,229	—	1,407,229
	$4,547,458	$21,221,907	$25,769,365
(A)Includes secured notes and bonds payable of $4.5 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $17.7 billion and $3.5 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable) and Non-Agency RMBS repurchase agreements were 8.1% and 47.2%, respectively, and for Residential Mortgage Loans and Real Estate Owned were 9.4% and 23.6%, respectively, during the year ended December 31, 2020.

Borrowing Capacity

The following table represents our borrowing capacity as of December 31, 2020 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,913,746	$1,254,198	$3,659,548
New Loan Origination	6,823,000	2,797,437	4,025,563
Secured Notes and Bonds Payable
Excess MSRs	286,380	275,088	11,292
MSRs(B)	3,689,991	2,704,923	985,068
Servicer advances(A)(B)	4,365,000	3,016,787	1,348,213
	$20,078,117	$10,048,433	$10,029,684
(A)Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.
(B)The borrowing capacity for servicing advance and MSR capital notes is equal to the current outstanding principal note balance at December 31,2020.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2020.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes Preferred Shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2020	2019	2020	2019	Issuance Discount	Carrying Value	2020	2019	2018
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	$155,250	3.15%	$150,026	$1.88	$1.16	$—
Series B, 7.125% issued August 2019	11,300	11,300	282,500	282,500	3.15%	273,418	1.78	0.89	—
Series C, 6.375% issued February 2020	16,100	—	402,500	—	3.15%	389,548	1.60	—	—
Total	33,610	17,510	$840,250	$437,750		$812,992	$5.26	$2.05	$—
(A)Each series has a liquidation preference of $25.00 per share.

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

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2020.

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

As of December 31, 2020, our outstanding options had a weighted average exercise price of $16.30. Our outstanding options as of December 31, 2020 were summarized as follows:

Held by the Manager	11,991,622
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,430,033
Issued to the independent directors	7,000
Total	14,428,655

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2020, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Balance at December 31, 2019	$682,151
Net unrealized gain (loss) on securities	123,855
Reclassification of net realized (gain) loss on securities into earnings	(740,309)
Balance at December 31, 2020	$65,697

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2020, we recorded unrealized losses on our real estate securities primarily caused by performance, liquidity and other factors related specifically to certain investments, coupled with a net widening of credit spreads. We recorded credit impairment charges of $13.4 million with respect to real estate securities and realized gains of $753.7 million on sales of real estate securities.

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

Consistent with our intention to enhance our liquidity and strengthen our cash position in response to COVID-19, during the first quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.05 per share from $0.50 per share. During the second quarter of 2020, our board of directors adjusted the quarterly cash dividend on our shares of common stock to $0.10 per share from $0.05 per share. During the third quarter of 2020, our board of directors increased the quarterly cash dividend on our shares of common stock to $0.15 per share from $0.10 per share. During the fourth quarter of 2020, our board of directors increased the quarterly cash dividend on our shares of common stock to $0.20 per share from $0.15 per share.

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

Cash Flow

Operating Activities

Net cash flows provided by operating activities increased approximately $3.5 billion for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Operating cash inflows for the year ended December 31, 2020 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $65.2 billion, servicing fees received of $1.4 billion, net interest income received of $852.0 million, and net recoveries of servicer advances receivable of $336.6 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $3.4 billion, loan originations of $61.0 billion, incentive compensation and management fees paid to the Manager of $180.6 million, income taxes paid of $0.1 million, subservicing fees paid of $416.3 million, and other outflows of approximately $1.2 billion including general and administrative costs and loan servicing fees.

Investing Activities

Cash flows provided by (used in) investing activities were $8.6 billion, ($10.9 billion) and ($5.2 billion) for the years ended December 31, 2020, 2019 and 2018, respectively. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately ($10.1 billion), $12.8 billion and $6.4 billion during the years ended December 31, 2020, 2019 and 2018, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net of returns, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.4 billion. As of December 31, 2020, there was $14.2 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of December 31, 2020. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

As of December 31, 2020, we had the following material contractual obligations:

Contract	Terms

Debt Obligations

Secured Financing Agreements	Described under Note 12 to our Consolidated Financial Statements.

Secured Notes and Bonds Payable	Described under Note 12 to our Consolidated Financial Statements.

Unsecured Senior Notes	Described under Note 12 to our Consolidated Financial Statements.

Other Contractual Obligations

Management Agreement	For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 17 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 11 to our Consolidated Financial Statements.

See Notes 16 and 20 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2020, if any. As described in Note 16, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Critical Accounting Policies and Use of Estimates—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $23.2 million of unfunded and available revolving credit privileges as of December 31, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

CORE EARNINGS

New Residential has five primary variables that impact its operating performance: (i) the current yield earned on the Company’s investments, (ii) the interest expense under the debt incurred to finance the Company’s investments, (iii) the Company’s operating expenses and taxes, (iv) the Company’s realized and unrealized gains or losses on the Company’s investments, including any impairment or reserve for expected credit losses and (v) income from its origination and servicing businesses. “Core earnings” is a non-GAAP measure of the Company’s operating performance, excluding the fourth variable above and adjusts the earnings from the consumer loan investment to a level yield basis. Core earnings is used by management to evaluate the Company’s performance without taking into account: (i) realized and unrealized gains and losses, which although they represent a part of the Company’s recurring operations, are subject to significant variability and are generally limited to a potential indicator of future economic performance; (ii) incentive compensation paid to the Company’s manager; (iii) non-capitalized transaction-related expenses; and (iv) deferred taxes, which are not representative of current operations.

The Company’s definition of core earnings includes accretion on held-for-sale loans as if they continued to be held-for-investment. Although the Company intends to sell such loans, there is no guarantee that such loans will be sold or that they will be sold within any expected timeframe. During the period prior to sale, the Company continues to receive cash flows from such loans and believes that it is appropriate to record a yield thereon. In addition, the Company’s definition of core earnings excludes all deferred taxes, rather than just deferred taxes related to unrealized gains or losses, because the Company believes deferred taxes are not representative of current operations. The Company’s definition of core earnings also limits accreted interest income on RMBS where the Company receives par upon the exercise of associated call rights based on the estimated value of the underlying collateral, net of related costs including advances. The Company created this limit in order to be able to accrete to the lower of par or the net value of the underlying collateral, in instances where the net value of the underlying collateral is lower than par. The Company believes this amount represents the amount of accretion the Company would have expected to earn on such bonds had the call rights not been exercised.

Beginning January 1, 2020, the Company’s investments in consumer loans are accounted for under the fair value option. Core Earnings adjusts earnings on the consumer loans to a level yield to present income recognition across the consumer loan portfolio in the manner in which it is economically earned, to avoid potential delays in loss recognition, and align it with the Company’s overall portfolio of mortgage-related assets which generally record income on a level yield basis. With respect to consumer loans classified as held-for-sale, the level yield is computed through the expected sale date. With respect to the gains recorded under GAAP in 2014 and 2016 as a result of a refinancing of, and consolidation of, the debt related to the Company’s investments in consumer loans, and the consolidation of entities that own the Company’s investments in consumer loans, respectively, the Company continues to record a level yield on those assets based on their original purchase price.

While incentive compensation paid to the Company’s manager may be a material operating expense, the Company excludes it from core earnings because (i) from time to time, a component of the computation of this expense will relate to items (such as gains or losses) that are excluded from core earnings, and (ii) it is impractical to determine the portion of the expense related to core earnings and non-core earnings, and the type of earnings (loss) that created an excess (deficit) above or below, as applicable, the incentive compensation threshold. To illustrate why it is impractical to determine the portion of incentive compensation expense that should be allocated to core earnings, the Company notes that, as an example, in a given period, it may have core earnings in excess of the incentive compensation threshold but incur losses (which are excluded from core earnings) that reduce total earnings below the incentive compensation threshold. In such case, the Company would either need to (a) allocate zero incentive compensation expense to core earnings, even though core earnings exceeded the incentive compensation threshold, or (b) assign a “pro forma” amount of incentive compensation expense to core earnings, even though no incentive compensation was actually incurred. The Company believes that neither of these allocation methodologies achieves a logical result. Accordingly, the exclusion of incentive compensation facilitates comparability between periods and avoids the distortion to the Company’s non-GAAP operating measure that would result from the inclusion of incentive compensation that relates to non-core earnings.

With regard to non-capitalized transaction-related expenses, management does not view these costs as part of the Company’s core operations, as they are considered by management to be similar to realized losses incurred at acquisition. Non-capitalized transaction-related expenses are generally legal and valuation service costs, as well as other professional service fees, incurred when the Company acquires certain investments, as well as costs associated with the acquisition and integration of acquired businesses.

Since the third quarter of 2018, as a result of the Shellpoint Partners LLC (“Shellpoint”) acquisition, the Company, through its wholly owned subsidiary, NewRez, originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, the Company reports realized gains or losses on the sale of originated residential mortgage loans and retention of mortgage servicing rights, which the Company believes is an indicator of performance for the Servicing and Origination segments and therefore included in core earnings. Realized gains or losses on the sale of originated residential mortgage loans had no impact on core earnings in any prior period, but may impact core earnings in future periods.

Beginning with the third quarter of 2019, as a result of the continued evaluation of how Shellpoint operates its business and its impact on the Company’s operating performance, core earnings includes Shellpoint’s GAAP net income with the exception of the unrealized gains or losses due to changes in valuation inputs and assumptions on MSRs owned by NewRez, and non-capitalized transaction-related expenses. This change was not material to core earnings for the quarter ended September 30, 2019.

Management believes that the adjustments to compute “core earnings” specified above allow investors and analysts to readily identify and track the operating performance of the assets that form the core of the Company’s activity, assist in comparing the core operating results between periods, and enable investors to evaluate the Company’s current core performance using the same measure that management uses to operate the business. Management also utilizes core earnings as a measure in its decision-making process relating to improvements to the underlying fundamental operations of the Company’s investments, as well as the allocation of resources between those investments, and management also relies on core earnings as an indicator of the results of such decisions. Core earnings excludes certain recurring items, such as gains and losses (including impairment and reserves, as well as derivative activities) and non-capitalized transaction-related expenses, because they are not considered by management to be part of the Company’s core operations for the reasons described herein. As such, core earnings is not intended to reflect all of the Company’s activity and should be considered as only one of the factors used by management in assessing the Company’s performance, along with GAAP net income which is inclusive of all of the Company’s activities.

The primary differences between core earnings and the measure the Company uses to calculate incentive compensation relate to (i) realized gains and losses (including impairments and reserves for expected credit losses), (ii) non-capitalized transaction-related expenses and (iii) deferred taxes (other than those related to unrealized gains and losses). Each are excluded from core earnings and included in the Company’s incentive compensation measure (either immediately or through amortization). In addition, the Company’s incentive compensation measure does not include accretion on held-for-sale loans and the timing of recognition of income from consumer loans is different. Unlike core earnings, the Company’s incentive compensation measure is intended to reflect all realized results of operations. The Gain on Remeasurement of Consumer Loans Investment was treated as an unrealized gain for the purposes of calculating incentive compensation and was therefore excluded from such calculation.

Core earnings does not represent and should not be considered as a substitute for, or superior to, net income or as a substitute for, or superior to, cash flows from operating activities, each as determined in accordance with U.S. GAAP, and the Company’s calculation of this measure may not be comparable to similarly entitled measures reported by other companies. For a further description of the difference between cash flows provided by operations and net income, see “Management’s Discussion and Analysis of Financial Consolidation and Results of Operations—Liquidity and Capital Resources.” Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (dollars in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to common stockholders	$(1,464,653)	$550,015	$963,967
Adjustments for Non-Core Earnings:
Impairment	123,612	35,344	90,641
Change in fair value of investments	743,239	254,335	(115,896)
(Gain) loss on settlement of investments, net	947,316	(188,381)	(96,319)
Other (income) loss	132,741	1,756	11,425
Other income and impairment attributable to non-controlling interests	(5,585)	(13,548)	(22,247)
Non-capitalized transaction-related expenses	56,522	56,289	21,946
Incentive compensation to affiliate	—	91,892	94,900
Preferred stock management fee to affiliate	11,439	2,642	—
Deferred taxes	15,029	38,207	(80,054)
Interest income on residential mortgage loans, held-for-sale	37,246	60,689	13,374
Limit on RMBS discount accretion related to called deals	—	(19,590)	(58,581)
Adjust consumer loans to level yield	(1,147)	5,239	(21,181)
Core earnings of equity method investees:
Excess mortgage servicing rights	11,415	11,905	13,183
Core Earnings	$607,174	$886,794	$815,158

Net (Loss) Income Per Diluted Share	$(3.52)	$1.34	$2.81
Core Earnings Per Diluted Share	$1.46	$2.17	$2.38

Weighted Average Number of Shares of Common Stock Outstanding, Diluted	415,513,187	408,990,107	343,137,361

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk, and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.”

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Notes 5 and 6 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

Amounts in millions	December 31, 2020	December 31, 2019
Interest rate change (bps)	Estimated Change in Fair Value	Estimated Change in Fair Value
+50bps	+191.0	+12.4
+25bps	+98.0	+13.7
-25bps	-98.0	-28.7
-50bps	-199.0	-72.4

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

Amounts in millions	December 31, 2020	December 31, 2019
Mortgage Basis change (bps)	Estimated Change in Fair Value	Estimated Change in Fair Valu
+20bps	-10.6	+31.4
+10bps	-5.3	+15.8
-10bps	+5.3	-16.1
-20bps	+10.6	-32.6

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our MSRs, MSR financing receivables, Excess MSRs, Servicer Advance Investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, and we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

Investment Specific Sensitivity Analyses

Excess MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned directly as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$162,645

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$173,340	$167,817	$157,794	$153,235
Change in estimated fair value:
Amount	$10,695	$5,172	$(4,851)	$(9,410)
%	6.6%	3.2%	(3.0)%	(5.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$172,659	$167,361	$158,393	$154,532
Change in estimated fair value:
Amount	$10,014	$4,716	$(4,252)	$(8,113)
%	6.2%	2.9%	(2.6)%	(5.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$163,021	$162,833	$162,457	$162,269
Change in estimated fair value:
Amount	$376	$188	$(188)	$(376)
%	0.2%	0.1%	(0.1)%	(0.2)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$160,234	$161,440	$163,851	$165,056
Change in estimated fair value:
Amount	$(2,411)	$(1,205)	$1,206	$2,411
%	(1.5)%	(0.7)%	0.7%	1.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency Excess MSRs owned directly as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$148,293

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$159,021	$153,468	$143,462	$138,944
Change in estimated fair value:
Amount	$10,728	$5,175	$(4,831)	$(9,349)
%	7.2%	3.5%	(3.3)%	(6.3)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$157,766	$152,798	$144,175	$140,393
Change in estimated fair value:
Amount	$9,473	$4,505	$(4,118)	$(7,900)
%	6.4%	3.0%	(2.8)%	(5.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$148,302	$148,298	$148,289	$148,284
Change in estimated fair value:
Amount	$9	$5	$(4)	$(9)
%	—%	—%	—%	—%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$146,917	$147,605	$148,981	$149,670
Change in estimated fair value:
Amount	$(1,376)	$(688)	$688	$1,377
%	(0.9)%	(0.5)%	0.5%	0.9%

The following table summarizes the estimated change in fair value of our interests in the Agency Excess MSRs owned through equity method investees as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$99,917

Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$105,804	$102,766	$97,242	$94,726
Change in estimated fair value:
Amount	$5,887	$2,849	$(2,675)	$(5,191)
%	5.9%	2.9%	(2.7)%	(5.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$105,850	$102,709	$97,402	$95,123
Change in estimated fair value:
Amount	$5,933	$2,792	$(2,515)	$(4,794)
%	5.9%	2.8%	(2.5)%	(4.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$100,198	$100,057	$99,776	$99,636
Change in estimated fair value:
Amount	$281	$140	$(141)	$(281)
%	0.3%	0.1%	(0.1)%	(0.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$98,747	$99,332	$100,502	$101,087
Change in estimated fair value:
Amount	$(1,170)	$(585)	$585	$1,170
%	(1.2)%	(0.6)%	0.6%	1.2%

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$2,849,003
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,028,566	$2,935,850	$2,767,516	$2,690,932
Change in estimated fair value:
Amount	$179,563	$86,847	$(81,487)	$(158,071)
%	6.3%	3.0%	(2.9)%	(5.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,074,398	$2,954,729	$2,754,786	$2,670,254
Change in estimated fair value:
Amount	$225,395	$105,726	$(94,217)	$(178,749)
%	7.9%	3.7%	(3.3)%	(6.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,870,233	$2,859,618	$2,838,387	$2,827,772
Change in estimated fair value:
Amount	$21,230	$10,615	$(10,616)	$(21,231)
%	0.7%	0.4%	(0.4)%	(0.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,755,463	$2,802,233	$2,895,773	$2,942,542
Change in estimated fair value:
Amount	$(93,540)	$(46,770)	$46,770	$93,539
%	(3.3)%	(1.6)%	1.6%	3.3%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$1,064,403
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,159,432	$1,109,868	$1,022,574	$983,977
Change in estimated fair value:
Amount	$95,029	$45,465	$(41,829)	$(80,426)
%	8.9%	4.3%	(3.9)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,105,970	$1,083,952	$1,047,138	$1,032,863
Change in estimated fair value:
Amount	$41,567	$19,549	$(17,265)	$(31,540)
%	3.9%	1.8%	(1.6)%	(3.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,112,086	$1,081,628	$1,020,691	$990,215
Change in estimated fair value:
Amount	$47,683	$17,225	$(43,712)	$(74,188)
%	4.5%	1.6%	(4.1)%	(7.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,052,568	$1,058,486	$1,070,322	$1,076,239
Change in estimated fair value:
Amount	$(11,835)	$(5,917)	$5,919	$11,836
%	(1.1)%	(0.6)%	0.6%	1.1%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2020 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2020	$672,435
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$715,292	$693,107	$653,132	$635,074
Change in estimated fair value:
Amount	$42,857	$20,672	$(19,303)	$(37,361)
%	6.4%	3.1%	(2.9)%	(5.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$755,091	$711,057	$638,262	$607,804
Change in estimated fair value:
Amount	$82,656	$38,622	$(34,173)	$(64,631)
%	12.3%	5.7%	(5.1)%	(9.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$688,048	$680,241	$664,628	$656,822
Change in estimated fair value:
Amount	$15,613	$7,806	$(7,807)	$(15,613)
%	2.3%	1.2%	(1.2)%	(2.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$635,577	$654,006	$690,863	$709,292
Change in estimated fair value:
Amount	$(36,858)	$(18,429)	$18,428	$36,857
%	(5.5)%	(2.7)%	2.7%	5.5%

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

Item 8. Financial Statements

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in the Company’s consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2021, expressed an unqualified opinion thereon.

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

Valuation of servicing related assets

Description of the Matter
The Company invests in servicing related assets comprising of Excess Mortgage Servicing Rights (“EMSR”), Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSR”) totaling $411 million and $4,586 million, respectively, as of December 31, 2020 as included in Notes 5 and 6 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include discount rates, servicing costs, prepayment rates and recapture rates.

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

How We Addressed the Matter in Our Audit	We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of servicing related assets. This included, among others, management’s independent review of significant assumptions including discount rates, servicing costs, prepayment speeds, and recapture rates against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value ranges obtained from an independent valuation firm to evaluate the reasonableness of the fair values developed by the Company and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate.

In order to test the valuation of servicing related assets, our audit procedures included testing significant assumptions by comparing them to historical results, current industry, market and economic trends, evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying mortgage records and evaluating the competence and objectivity of management’s independent valuation firm engaged to evaluate the reasonableness of the fair values developed by the Company. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value of the servicing related assets resulting from changes in these assumptions. We involved an internal valuation specialist to test management’s assumptions and identify potential sources of contrary information. We evaluated the Company’s fair value disclosures included in Note 13 for consistency with US GAAP.

Valuation of Non-Agency Real Estate Securities

Description of the Matter
The Company invests in non-agency Residential Mortgage Backed Securities (“RMBS”) which are measured at fair value on a recurring basis. As disclosed in Note 8 to the consolidated financial statements, the Company determined that the fair value of these non-agency RMBS approximates $1,181 million, as of December 31, 2020. As explained in Note 13 to the consolidated financial statements, the Company utilizes pricing service quotations or broker quotations obtained from third-party pricing services and brokers engaged by New Residential (collectively “valuation providers”) in the fair value measurement of these Level 3 assets. Significant unobservable inputs are used in these fair value measurements which include discount rates, expected prepayment rates, expected default rates and expected loss severities.

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

As management used valuation providers to develop its fair value estimate, our audit procedures included selecting a sample of securities to determine whether the final price provided by the valuation provider agrees to the price used by management. With the support of an internal valuation specialist, we independently developed a range of fair value for a sample of securities and compared management’s estimates to our ranges. We developed the ranges of fair value by using a cash flow model and inputting cash flow and yield assumptions based on our independently obtained information. We also considered market transaction data for similar securities, if available, to develop our independent ranges to be compared to management’s fair value estimate. We evaluated the Company’s fair value disclosures included in Note 13 for consistency with US GAAP.

Valuation of Residential Mortgage Loans (RMLs)

Description of the Matter
The Company holds acquired conforming and nonconforming mortgage loans which are measured at fair value on a recurring basis or, for those measured at the lower of cost or fair value, are measured at fair value on a non-recurring basis as described in Note 9 to the consolidated financial statements. As included in Note 13 to the consolidated financial statements, RMLs with a carrying value of $2,830 million as of December 31, 2020 are valued using internal pricing models to forecast loan level cash flows using subjective inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on these subjective, unobservable inputs, the Company classifies these valuations as Level 3 in the fair value hierarchy.

Auditing management’s fair value of the RMLs classified as Level 3 in the fair value hierarchy was complex because valuation is driven by significant assumptions that are judgmental and are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of RMLs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of RMLs. This included, among others, management’s independent review of significant assumptions including default rates, prepayments speeds, loss severities and discount rates against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value marks obtained from third parties to evaluate the reasonableness of the fair values developed by the Company, and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate.

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
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Residential Investment Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes of the Company and our report dated February 16, 2021 expressed an unqualified opinion thereon.

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
February 16, 2021

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2020	2019
Assets
Excess mortgage servicing rights, at fair value	$410,855	$505,343
Mortgage servicing rights, at fair value	3,489,675	3,967,960
Mortgage servicing rights financing receivables, at fair value	1,096,166	1,718,273
Servicer advance investments, at fair value(A)	538,056	581,777
Real estate and other securities	14,244,558	19,477,728
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,359,754	1,753,251
Residential mortgage loans, held-for-sale (includes $4,705,816 and $4,613,612 at fair value at December 31, 2020 and 2019, respectively)	5,215,703	6,042,664
Residential mortgage loans subject to repurchase(B)	1,452,005	172,336
Cash and cash equivalents(A)	944,854	528,737
Restricted cash	135,619	162,197
Servicer advances receivable	3,002,267	3,301,374
Trades receivable	4,180	5,256,014
Other assets(A)	1,358,422	1,395,800
	$33,252,114	$44,863,454

Liabilities and Equity

Liabilities
Secured financing agreements	$17,547,680	$27,916,225
Secured notes and bonds payable (includes $1,662,852 and $659,738 at fair value at December 31, 2020 and 2019, respectively)(A)	7,644,195	7,720,148
Residential mortgage loan repurchase liability(B)	1,452,005	172,336
Unsecured senior notes, net of issuance costs	541,516	—
Trades payable	154	902,081
Due to affiliates	9,450	103,882
Dividends payable	90,128	211,732
Accrued expenses and other liabilities(A)	537,302	600,790
	27,822,430	37,627,194

Commitments and Contingencies

Equity
Preferred Stock, $0.01 par value, 39,100,000 shares authorized, 33,610,000 and 17,510,000 issued and outstanding at December 31, 2020 and 2019, respectively ($840,250 and $437,750 aggregate liquidation preference, respectively)	812,992	423,444
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 414,744,518 and 415,520,780 issued and outstanding at December 31, 2020 and 2019, respectively	4,148	4,156
Additional paid-in capital	5,547,108	5,498,226
Retained earnings (accumulated deficit)	(1,108,929)	549,733
Accumulated other comprehensive income (loss)	65,697	682,151
Total New Residential stockholders’ equity	5,321,016	7,157,710
Noncontrolling interests in equity of consolidated subsidiaries	108,668	78,550
Total Equity	5,429,684	7,236,260
	$33,252,114	$44,863,454
(A)See Note 14 regarding consolidated variable interest entities.
(B)See Note 6 for details.

See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Interest income	$1,102,537	$1,766,130	$1,664,223
Servicing revenue, net of change in fair value of $(1,889,741), $(712,950), and $(191,245), respectively	(555,041)	385,159	528,595
Gain on originated mortgage loans, held-for-sale, net	1,399,092	460,107	86,065
	1,946,588	2,611,396	2,278,883
Expenses
Interest expense	584,469	933,751	606,433
General and administrative expenses	1,120,087	781,971	441,886
Management fee to affiliate	89,134	79,472	62,594
Incentive compensation to affiliate	—	91,892	94,900
	1,793,690	1,887,086	1,205,813
Other income (loss)
Change in fair value of investments	(437,126)	(307,396)	(136,212)
Gain (loss) on settlement of investments, net	(930,131)	227,981	96,064
Earnings from investments in consumer loans, equity method investees	—	(1,438)	10,803
Other income (loss), net	(2,797)	39,819	(21,984)
	(1,370,054)	(41,034)	(51,329)
Impairment
Provision (reversal) for credit losses on securities	13,404	25,174	30,017
Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”)	110,208	10,403	60,624
	123,612	35,577	90,641
Income (Loss) Before Income Taxes	(1,340,768)	647,699	931,100
Income tax expense (benefit)	16,916	41,766	(73,431)
Net Income (Loss)	$(1,357,684)	$605,933	$1,004,531
Noncontrolling interests in income of consolidated subsidiaries	52,674	42,637	40,564
Dividends on preferred stock	54,295	13,281	—
Net Income (Loss) Attributable to Common Stockholders	$(1,464,653)	$550,015	$963,967

Net Income (Loss) Per Share of Common Stock
Basic	$(3.52)	$1.35	$2.82
Diluted	$(3.52)	$1.34	$2.81

Weighted Average Number of Shares of Common Stock Outstanding
Basic	415,513,187	408,789,642	341,268,923
Diluted	415,513,187	408,990,107	343,137,361

Dividends Declared Per Share of Common Stock	$0.50	$2.00	$2.00
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2020	2019	2018
Comprehensive income (loss), net of tax
Net income	$(1,357,684)	$605,933	$1,004,531
Other comprehensive income (loss)
Net unrealized gain (loss) on securities	123,855	445,943	(7,397)
Reclassification of net realized (gain) loss on securities into earnings	(740,309)	(180,815)	59,953
	(616,454)	265,128	52,556
Total comprehensive income (loss)	$(1,974,138)	$871,061	$1,057,087
Comprehensive income attributable to noncontrolling interests	52,674	42,637	40,564
Dividends on preferred stock	54,295	13,281	—
Comprehensive income (loss) attributable to common stockholders	$(2,081,107)	$815,143	$1,016,523
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Preferred Stock	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(207,667)	—	(207,667)	—	(207,667)
Dividends declared on preferred stock	—	—	—	—	—	(54,295)	—	(54,295)	—	(54,295)
Capital contributions	—	—	—	—	—	—	—	—	2,449	2,449
Capital distributions	—	—	—	—	—	—	—	—	(41,800)	(41,800)
Issuance of common stock	—	—	97,394	1	1,662	—	—	1,663	—	1,663
Repurchase of common stock	—	—	(1,000,000)	(10)	(7,452)	—	—	(7,462)	—	(7,462)
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,410,358)	—	(1,410,358)	52,674	(1,357,684)
Net unrealized gain (loss) on securities	—	—	—	—	—	—	123,855	123,855	—	123,855
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	(740,309)	(740,309)	—	(740,309)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(2,026,812)	52,674	(1,974,138)
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2019
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock, $2.00 per share	—	—	—	—	—	(830,995)	—	(830,995)	—	(830,995)
Dividends declared on preferred stock	—	—	—	—	—	(13,281)	—	(13,281)	—	(13,281)
Capital distributions	—	—	—	—	—	—	—	—	(54,712)	(54,712)
Issuance of common stock	—	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Issuance of preferred stock	17,510,000	423,444	—	—	—	—	—	423,444	—	423,444
Option exercise	—	—	348,613	3	(3)	—	—	—	—	—
Director share grants	—	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	563,296	—	563,296	42,637	605,933
Net unrealized gain (loss) on securities	—	—	—	—	—	—	445,943	445,943	—	445,943
Reclassification of net realized gain (loss) on securities into earnings	—	—	—	—	—	—	(180,815)	(180,815)	—	(180,815)
Total comprehensive income (loss)	—	—	—	—	—	—	—	828,424	42,637	871,061
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2018
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2017	—	$—	307,361,309	$3,074	$3,763,188	$559,476	$364,467	$4,690,205	$105,957	$4,796,162
Dividends declared on common stock, $2.00 per share	—	—	—	—	—	(692,730)	—	(692,730)	—	(692,730)
Capital distributions	—	—	—	—	—	—	—	—	(64,559)	(64,559)
Issuance of common stock	—	—	57,991,659	580	981,482	—	—	982,062	—	982,062
Option exercise	—	—	3,694,228	37	(37)	—	—	—	—	—
Purchase of Noncontrolling Interest in the Buyer at a Discount	—	—	—	—	653	—	—	653	8,663	9,316
Other dilution	—	—	—	—	(63)	—	—	(63)	—	(63)
Director share grant	—	—	57,233	1	1,019	—	—	1,020	—	1,020
Comprehensive income (loss) (net of tax)
Net income (loss)	—	—	—	—	—	963,967	—	963,967	40,564	1,004,531
Net unrealized gain (loss) on securities	—	—	—	—	—	—	(7,397)	(7,397)	—	(7,397)
Reclassification of net realized (gain) loss on securities into earnings	—	—	—	—	—	—	59,953	59,953	—	59,953
Total comprehensive income (loss)	—	—	—	—	—	—	—	1,016,523	40,564	1,057,087
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income	$(1,357,684)	$605,933	$1,004,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSR	19,721	3,705	50,299
Change in fair value of MSR financing receivables	279,168	189,023	(31,550)
Change in fair value of servicer advance investments	(763)	(10,288)	89,332
Change in fair value of residential mortgage loans, at fair value	107,604	70,914	(69,820)
Change in fair value of secured notes and bonds payable	966	1,236	684
Change in fair value of real estate and other securities	(28,455)	(2,101)	(10,283)
Change in fair value of consumer loans	6,384	—	—
(Gain) loss on settlement of investments, net	863,898	(236,513)	(96,688)
Gain on sale of originated mortgage loans, held-for-sale, net	(1,399,092)	(460,107)	(86,065)
Bargain purchase gain	—	(49,539)	—
Earnings from investments in consumer loans, equity method investees	—	1,438	(10,803)
(Gain) loss on extinguishment of debt	66,233	8,532	624
Change in fair value of derivative instruments	53,467	56,143	108,234
Change in fair value of contingent consideration	6,568	10,487	1,581
Change in fair value of equity investments	54,455	3,096	677
(Gain) loss on transfer of loans to REO	(7,945)	(11,842)	(19,519)
(Gain) loss on transfer of loans to other assets	939	1,144	1,977
(Gain) loss on Ocwen common stock	(3,235)	(174)	10,860
Accretion and other amortization	(151,540)	(379,129)	(701,967)
Provision for credit losses on securities	13,404	25,174	30,017
Valuation and credit loss provision on loans and real estate owned	110,208	10,403	60,624
Non-cash portions of servicing revenue, net	1,889,741	712,950	191,245
Non-cash directors’ compensation	1,211	1,055	1,020
Deferred tax provision	15,029	38,207	(80,054)
Changes in:
Servicer advances receivable, net	336,589	218,217	381,400
Other assets	73,139	(363,866)	(204,231)
Due to affiliates	(94,432)	2,411	12,510
Accrued expenses and other liabilities	(86,543)	182,153	186,311
Other operating cash flows:
Interest and distributions received from excess mortgage servicing rights assets	30,855	43,049	57,006
Interest received from servicer advance investments	19,322	28,437	33,821
Interest received from Non-Agency RMBS	170,151	264,694	219,704
Interest received from residential mortgage loans, held-for-investment	5,139	8,485	8,962
Interest received from consumer loans, held-for-investment	—	30,588	36,660
Distributions of earnings from consumer loan equity method investees	—	8,607	6,176
Purchases of residential mortgage loans, held-for-sale	(3,433,110)	(8,610,511)	(5,767,172)
Origination of residential mortgage loans, held-for-sale	(60,951,784)	(19,411,150)	(3,385,868)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	64,968,767	24,968,751	6,546,613
Principal repayments from purchased residential mortgage loans, held-for-sale	277,568	417,840	194,038
Net cash provided by (used in) operating activities	1,855,943	(1,622,548)	(1,229,114)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	—	(1,223,233)	(123,185)
Purchase of servicer advance investments	(1,294,757)	(1,622,808)	(2,306,043)
Purchase of MSRs, MSR financing receivables and servicer advance receivables	(539,889)	(1,450,375)	(1,194,467)
Purchase of Agency RMBS	(23,187,216)	(35,479,893)	(10,200,299)
Purchase of Non-Agency RMBS	(56,515)	(885,629)	(2,969,308)
Purchase of residential mortgage loans	—	—	(85,778)
Purchase of REO and other assets	(23,640)	(68,024)	(33,377)
Purchase of investment in consumer loans, equity method investees	—	(64,499)	(308,050)
Purchase of commercial real estate, equity method investees	—	—	(75,000)
Draws on revolving consumer loans	(33,041)	(54,375)	(63,971)
Payments for settlement of derivatives	(214,747)	(300,771)	(172,152)
Return of investments in Excess MSRs	58,970	68,613	74,154
Return of investments in consumer loans, equity method investees	—	92,748	300,056
Principal repayments from servicer advance investments	1,338,101	1,786,394	2,421,334
Principal repayments from Agency RMBS	1,101,564	2,085,283	111,202
Principal repayments from Non-Agency RMBS	407,996	1,294,010	939,690
Principal repayments from residential mortgage loans	139,561	113,602	147,403
Proceeds from sale of residential mortgage loans	—	41,622	25,511
Principal repayments from consumer loans	229,218	261,456	311,222
Principal repayments from MSRs and MSR financing receivables	80,838	51,470	—
Proceeds from sale of MSRs	8,886	1,539	5,776
Proceeds from sale of MSR financing receivables	5,808	22,989	7,472
Proceeds from sale of Excess MSRs	1,142	10,095	19,064
Proceeds from sale of Agency RMBS	24,928,144	22,173,505	7,528,490
Proceeds from sale of Non-Agency RMBS	5,451,493	1,950,384	86,443
Proceeds from settlement of derivatives	164,417	108,472	242,422
Proceeds from sale of REO	79,108	138,910	140,301
Net cash provided by (used in) investing activities	8,645,441	(10,948,515)	(5,171,090)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Financing Activities
Repayments of secured financing agreements	(122,526,887)	(196,120,793)	(85,915,552)
Repayments of warehouse credit facilities	(64,520,481)	(34,833,314)	(7,298,734)
Margin deposits under secured financing agreements and derivatives	(4,092,498)	(4,567,677)	(1,934,868)
Proceeds from issuance of term loan	592,400	—	—
Repayment of term loan	(600,000)	—	—
Proceeds from issuance of unsecured senior notes	544,400	—	—
Repayments of secured notes and bonds payable	(9,452,948)	(9,307,033)	(9,892,659)
Deferred financing fees	(43,705)	(6,705)	(12,498)
Common stock dividends paid	(332,479)	(807,788)	(661,859)
Preferred stock dividends paid	(51,088)	(9,334)	—
Borrowings under secured financing agreements	113,228,180	207,138,969	90,996,778
Borrowings under warehouse credit facilities	63,453,603	36,177,659	8,665,900
Return of margin deposits under secured financing agreements and derivatives	4,016,721	4,365,946	1,733,387
Borrowings under secured notes and bonds payable	9,380,533	9,706,864	9,770,909
Issuance of preferred stock	389,548	423,444	—
Issuance of common stock	1,735	752,217	983,149
Repurchase of common stock	(7,462)	—	—
Costs related to issuance of common stock	(72)	(824)	(1,087)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	2,449	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(41,800)	(54,712)	(64,559)
Payment of contingent consideration	(51,994)	(10,000)	—
Purchase of noncontrolling interests in the Buyer	—	—	925
Net cash provided by (used in) financing activities	(10,111,845)	12,846,919	6,369,232

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	389,539	275,856	(30,972)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	690,934	415,078	446,050

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,080,473	$690,934	$415,078

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$512,139	$902,466	$564,722
Cash paid during the period for income taxes	3,629	1,479	5,012

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$82,949	$207,761	$184,552
Preferred stock dividends declared but not paid	14,357	3,971	—
Warrants issued with term loan	53,462	—	—
Purchase of investments, primarily Agency and Non-Agency RMBS, settled after year end	154	902,081	2,048,348
Sale of investments, primarily Agency RMBS, settled after year end	4,180	5,256,014	3,925,198
Transfer from residential mortgage loans to real estate owned and other assets	69,812	95,640	109,527
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	—	9,136	23,080
Non-cash distributions from LoanCo	—	—	25,739
MSR purchase price holdback	(45,013)	(25,245)	(697)
Shellpoint Acquisition purchase price holdback	—	—	8,173
Shellpoint Acquisition contingent consideration	—	—	39,300
Guardian Acquisition contingent consideration	—	13,893	—
Ditech effective settlement of Preexisting Relationships	—	4,919	—
Real estate securities retained from loan securitizations	518,515	1,171,959	900,491
Residential mortgage loans subject to repurchase	1,452,005	172,336	121,602
Ocwen transaction - Excess MSRs	—	—	638,567
Ocwen transaction - servicer advance investments	—	—	3,175,891
Ocwen transaction - MSR financing receivables	—	—	1,017,993
See notes to consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Notes 2 and 19 for further discussion regarding New Residential’s taxable REIT subsidiaries.

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

As of December 31, 2020, New Residential conducted its business through the following segments (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of December 31, 2020. In addition, Fortress, through its affiliates, held options relating to approximately 12.0 million shares of New Residential’s common stock as of December 31, 2020.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Reclassifications — Beginning in the second quarter of 2020, the Company changed its presentation of certain balance sheet and income statement line items to better reflect changes in the business and how the Company is viewed and managed. As a result, the presentation of certain prior period amounts have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

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

The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which the Company invests. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain.

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

Investment Consolidation and Transfers of Financial Assets — For each investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis is performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company refers to guidance in ASC 810-10, Consolidation. In situations where the Company is the transferor of financial assets, the Company refers to the guidance in ASC 860-10, Transfers and Servicing. In VIEs, an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including variable interest entities, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify as a sale, should be accounted for as secured financings under GAAP, or should be accounted for as an equity method investment, depending on the circumstances.

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company will sometimes retain or acquire subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control-an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

From time to time, the Company may securitize mortgage loans it holds if such financing is available. Depending upon the structure of the securitization transaction, these transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a sale and the loans will be removed from the Consolidated Balance Sheets or as a financing and the loans will remain on the Consolidated Balance Sheets. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing

Excess MSRs — Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust. Upon acquisition, New Residential has elected to record each of such investments at fair value. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on Excess MSRs. Under this election, New Residential records a valuation adjustment on its Excess MSRs on a quarterly basis to recognize the changes in fair value in net income. Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, New Residential’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as Change in fair value of investments. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

MSRs — MSRs represent the contractual right to service mortgage loans. The Company recognizes MSRs created through the sale of loans it originates. Under the accounting guidance for transfers and servicing, the Company initially measures a

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
mortgage servicing asset that qualifies for separate recognition at fair value on the date of transfer. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on MSRs. Under this election, New Residential records a valuation adjustment on its MSRs on a quarterly basis to recognize the changes in fair value in net income. MSRs are aggregated into pools as applicable; each pool of MSRs is accounted for in the aggregate. Income from MSRs is recorded in Servicing revenue, net of change in fair value and comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs.

MSR Financing Receivables — In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential records an investment in mortgage servicing rights financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income, and New Residential has elected to measure the investment at fair value, with changes in fair value flowing through Change in fair value of investments in the Consolidated Statements of Income.

Servicer Advance Investments — New Residential accounts for its Servicer Advance Investments similarly to its Excess MSRs. Interest income for Servicer Advance Investments is accreted into interest income on an effective yield or “interest” method, based upon the expected aggregate cash flows of the Servicer Advance Investments, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that New Residential remits to the servicer as compensation for the servicer’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Refer to “—Excess MSRs” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advance Investments, and therefore may differ from their effective yields.

Real Estate and Other Securities — Agency and Non-Agency RMBS are classified as either available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. If classified as available-for-sale, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income. If classified under the fair value option, changes in fair value are recorded in the Consolidated Statements of Income as a component of Change in fair value of investments.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s RMBS investments, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 13.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in net income.

There are several different accounting models that may be applicable for purposes of the recognition of interest income on RMBS depending on whether the security is designated as available-for-sale or fair value option.

The following accounting models apply to RMBS classified as available-for-sale:

(i) RMBS of high credit quality rated ‘AA’ or higher that, at the time of purchase, the Company expects to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment.

(ii) Non-Agency RMBS which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

For RMBS of high credit quality accounted for under (i) above, the Company recognizes interest income by applying the permitted “interest method,” whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each security’s stated coupon rate. The interest method is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in RMBS, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.

For Non-Agency RMBS accounted for under (ii) above, the Company recognizes interest income by applying the required prospective level-yield methodology. Interest income under this methodology is impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Consequently, interest income on these Non-Agency RMBS is recognized based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. These securities are generally purchased at a discount to the principal amount. At the original acquisition date, the Company estimates the timing and amount of cash flows expected to be collected and calculates the present value of those amounts to the Company’s purchase price. In each subsequent balance sheet date, the Company revises its estimates of the remaining timing and amount of cash flows expected to be collected. If there is a positive change in the amount and timing of future cash flows expected to be collected from the previous estimate, the effective interest rate in future accounting periods may increase resulting in an increase in the reported amount of interest income in future periods. A positive change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has increased from the previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from reductions in estimates of future defaults). If there is a negative or adverse change in the amount and timing of future cash flows expected to be collected from the previous estimate, and the security's fair value is below its amortized cost, an impairment loss equal to the adverse change in cash flows expected to be collected, discounted using the security's effective rate before impairment, is required to be recorded in current period earnings. Additionally, while the effective interest rate used to accrete interest income after an impairment has been recognized will generally be the same, the amount of interest income recorded in future periods will decline because of the reduced balance of the amortized cost basis of the investment to which such effective interest rate is applied.

The following accounting models apply to RMBS accounted for under the fair value option:

(iii) RMBS of high credit quality rated ‘AA’ or higher that, at the time of purchase, the Company expects to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment.

(iv) Non-Agency RMBS which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

Interest income on RMBS accounted for in (iii) above is recognized based on the stated coupon rate and the outstanding principal amount. The original purchase premium or discount is not amortized or accreted as part of interest income but rather reflected as part of the security’s fair value.

Interest income on Non-Agency RMBS accounted for in (iv) above is recognized in accordance with the model described in (ii) above.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“CECL”). This new guidance changed how entities measure credit losses for most financial assets that are not measured at fair value with changes in fair value recognized through net income. The Company adopted the new guidance as of January 1, 2020. The new guidance specifically excludes available-for-sale securities measured at fair value, with changes in fair value recognized through net income. Accordingly, the impact of the new guidance on accounting for the Company's debt securities was limited to recognition of effective yield which was historically impacted by other than temporary impairment recorded under standards prior to the adoption of CECL. As the new guidance eliminates the accounting for other than temporary impairment, this guidance impacted the Company's unrealized

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
and realized gain (loss) amounts. Refer to the Recent Accounting Pronouncements section regarding the impact of the adoption of the standard on the Company’s consolidated financial statements.

Subsequent to the adoption of CECL on January 1, 2020, the Company evaluates its RMBS classified as available-for-sale on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis should be recognized in net income or other comprehensive income. The presence of an impairment is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. A security is considered to be impaired if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the full amount of impairment is recognized currently in net income and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the impairment is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Credit related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to net income, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The allowance for credit loss as well as adjustment to net income can be reversed for subsequent changes in the estimate of expected credit loss. Impairment has been classified within Provision (reversal) for credit losses on securities in the Consolidated Statements of Income.

Prior to the adoption of ASU 2016-13, the Company accounted for its securities under ASC 310 and ASC 325 and evaluated securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis. The determination of whether a security was other-than-temporarily impaired involved judgments and assumptions based on subjective and objective factors. When the fair value of a real estate security was less than its amortized cost at the balance sheet date, the security was considered impaired, and the impairment was designated as either "temporary" or “other-than-temporary.”

When a real estate security was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it was more likely than not that the Company was required to sell the security before recovery of its amortized cost basis. If the Company intended to sell the security or if it was more likely than not that the Company was required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, was recognized in net income as a realized loss and the cost basis of the security was adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI was deemed to have occurred when there was an adverse change in the expected cash flows to be received and the fair value of the security was less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflected those a “market participant” would use and included observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows were discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments were reflected in the Provision (reversal) for credit losses on securities line item in the Consolidated Statements of Income.

The determination as to whether an OTTI existed was subjective, given that such determination was based on information available at the time of assessment as well as the Company’s estimate of the future performance and cash flow projections for the individual security. As a result, the timing and amount of an OTTI constituted an accounting estimate that could change materially over time. Increases in interest income could have been recognized on a security on which the Company previously recorded an OTTI charge if the performance of such security subsequently improved.

Residential Mortgage Loans and Consumer Loans — The Company's loan portfolio primarily consists of residential mortgage and consumer loans. The Company’s loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value is recorded as a component of Change in fair value of investments in the Statements of Income. When the Company has the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held for investment. When the Company has the intent to sell loans, such loans are classified as held for sale.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
For originated residential mortgage loans measured at fair value, New Residential reports the change in the fair value within Gain on originated mortgage loans, held-for-sale, net in the Consolidated Statements of Income. Fair value is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

For acquired residential mortgage loans measured at fair value, New Residential reports the change in the fair value within Change in fair value of investments in the Consolidated Statements of Income. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

For loans measured at the lower of cost or fair value, the Company accounts for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Valuation and credit loss provision (reversal) on loans and real estate owned (“REO”) in the Consolidated Statements of Income in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Interest earned on residential mortgage loans measured at fair value are reported in Interest income in the Consolidated Statements of Income.

As allowed upon adoption of CECL on January 1, 2020, New Residential elected to apply the fair value option for all consumer loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Refer to the Recent Accounting Pronouncements section regarding the impact of the adoption of the standard on the Company’s consolidated financial statements. Unrealized gains (losses) from the change in fair value of consumer loans are recognized in Change in fair value of investments in the Consolidated Statements of Income. Realized gains (losses) are recorded in Gain on settlement of investments, net in the Consolidated Statements of Income. Interest income is recognized over the life of the loan using the effective interest method and is recorded on the accrual basis.

Subsequent to the adoption of CECL on January 1, 2020, the Company’s residential mortgage loans and consumer loans are carried at fair value or the lower of cost or fair value. As a result, these loans are not subject to an allowance for credit losses under the CECL impairment model.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 120 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the nonaccrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. New Residential’s ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

Mortgage Loan Repurchases — NewRez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, NewRez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, NewRez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether NewRez intends to repurchase the loans. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off.

Cash and Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2020 and 2019, New Residential held: (i) $36.3 million and $64.0

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
million, respectively, of restricted cash related to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, (ii) $4.7 million and $4.7 million, respectively, of restricted cash related to Ginnie Mae Excess MSRs, (iii) $27.0 million and $32.4 million, respectively, of restricted cash related to the financing of consumer loans, and (iv) $15.7 million and $0.0 million, respectively, of restricted cash related to the financing of real estate securities, (v) $0.1 million and $0.0 million, respectively, of restricted cash related to single family rental properties, and (vi) $51.9 million and $61.1 million, respectively, of restricted cash related to MSRs. Restricted cash also consists of cash the Company has pledged to cover variation margin with its financing and certain derivative counterparties.

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

Other Assets and Other Liabilities — Other assets and liabilities are composed of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2020	2019		2020	2019
Margin receivable, net(A)	$271,753	$280,176	MSRs purchase price holdback	$25,121	$75,348
Servicing fee receivables	137,426	159,607	Interest payable	44,623	68,668
Due from servicers	67,854	163,961	Accounts payable	87,406	119,771
Principal and interest receivable	41,589	85,191	Derivative liabilities (Note 11)	119,762	6,885
Equity investment(B)	55,504	114,763	Due to servicers	59,671	102,411
Other receivables	109,111	117,045	Due to Agencies	26,748	25,435
REO	45,299	93,672	Contingent consideration	14,247	55,222
Single-family rental properties	41,271	24,133	Accrued compensation and benefits	67,025	41,228
Goodwill(C)	29,468	29,737	Excess spread financing, at fair value	18,420	31,777
Notes receivable(D)	52,389	37,001	Operating lease liability	31,270	38,520
Warrants, at fair value	23,218	28,042	Reserve for sales recourse	9,799	12,549
Recovery asset	13,006	23,100	Reserve for servicing losses	9,288	—
Property and equipment	27,493	18,018	Deferred tax liability	7,859	—
Receivable from government agency(E)	14,369	19,670	Other liabilities	16,063	22,976
Intangible assets	34,125	40,963		$537,302	$600,790
Prepaid expenses	30,949	19,249
Operating lease right-of-use assets	26,913	32,120
Derivative assets (Note 11)	290,144	41,501
Ocwen common stock, at fair value	11,187	7,952
Deferred tax asset	—	8,669
Deferred financing costs, net	886	—
Other assets	34,468	51,230
	$1,358,422	$1,395,800
(A)Represents collateral posted primarily as a result of changes in fair value of New Residential’s 1) real estate securities securing its secured financing agreements and 2) derivative instruments.
(B)Represents equity investments in funds that invest in 1) a commercial redevelopment project, 2) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value of New Residential’s investment and as an equity method investment, respectively. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and DGG RE Investments d/b/a Guardian Asset Management LLC (“Guardian”).
(D)Represents a four-year subordinated debt facility to Covius.
(E)Represents claims receivable from the FHA on early buyout (“EBO”) and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

Real estate owned (REO) — REO assets are those individual properties acquired by New Residential or where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential measures REO assets at the lower of cost or fair value, with valuation changes recorded in Other income or Valuation and credit loss provision (reversal) on loans and real estate owned. REO assets are managed for prompt sale and disposition at the best possible economic value.

The following table presents activity related to the carrying value of New Residential’s investments in REO:

Real Estate Owned
Balance at December 31, 2018	$113,410
Purchases	68,024
Transfer of loans to real estate owned	86,167
Sales(A)	(150,431)
Valuation (provision) reversal on REO	635
Balance at December 31, 2019	$117,805
Purchases	23,640
Transfer of loans to real estate owned	43,409
Sales(A)	(101,035)
Valuation (provision) reversal on REO	2,751
Balance at December 31, 2020	$86,570
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2020, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $290.9 million.

In addition, New Residential has recognized $16.2 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Goodwill — As a result of the Shellpoint and Guardian acquisitions, New Residential recorded goodwill for the consideration transferred in excess of the fair value of the net identifiable assets acquired. New Residential performs an annual assessment of goodwill on October 1 and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred. New Residential did not recognize any impairment for the year ended December 31, 2020.

Intangible Assets — As a result of the Shellpoint, Guardian and Ditech acquisitions, New Residential identified intangible assets in the form of licenses, customer relationships, business relationships, and tradename. New Residential recorded the intangible assets at fair value at the acquisition date and will amortize the value of finite lived intangibles into expense over the expected useful life. The licenses acquired as part of the Shellpoint acquisition and the tradename acquired as part of the Guardian acquisition were deemed to have an indefinite useful life and will be evaluated for impairment on a quarterly basis and the fair value will be assessed annually and in interim periods if indicators of impairment exist. New Residential performs an annual assessment of impairment on October 1 and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred. New Residential did not recognize any impairment for the year ended December 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Leases — New Residential determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and Operating lease liabilities are grouped and presented as part of Other Assets and Accrued Expenses and Other Liabilities, respectively, on New Residential’s Consolidated Balance Sheets.

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

New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Income.

Secured Financing Agreements and Secured Notes and Bonds Payable — The Company finances the acquisition of certain assets within its investment portfolio using secured financing agreements, including repurchase agreements and warehouse credit facilities. Repurchase agreements and warehouse credit facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s secured financing agreements and warehouse credit facilities approximates fair value. The Company pledges certain securities, loans or other assets as collateral under secured financing agreements and warehouse credit facilities with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and warehouse credit facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of mortgage loans subject to recourse as well as historical and estimated future loss rates. New Residential evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

Accretion and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, this item is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Accretion of net discount on securities and loans(A)	$96,148	$323,652	$452,500
Accretion of servicer advances receivable discount and servicer advance investments	55,664	28,094	214,876
Accretion of excess mortgage servicing rights income	28,352	32,647	44,440
Amortization of deferred financing costs	(22,733)	(4,019)	(7,795)
Amortization of discount on secured notes and bonds payable	(388)	(1,245)	(2,054)
Amortization of discount on term loan	(5,503)	—	—
	$151,540	$379,129	$701,967
(A)    Includes accretion of the accretable yield on PCD loans.

Change in Fair Value of Investments — This item is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Excess mortgage servicing rights	$(16,232)	$(10,505)	$(58,656)
Excess mortgage servicing rights, equity method investees	(3,489)	6,800	8,357
Mortgage servicing rights financing receivables	(279,168)	(189,023)	31,550
Servicer advance investments	763	10,288	(89,332)
Real estate and other securities	28,455	2,101	10,283
Residential mortgage loans	(107,604)	(70,914)	69,820
Consumer loans held-for-investment	(6,384)	—	—
Derivative instruments	(53,467)	(56,143)	(108,234)
	$(437,126)	$(307,396)	$(136,212)

Gain (Loss) on Settlement of Investments, Net — This item is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Gain (loss) on sale of real estate securities	$(753,713)	$205,989	$(29,936)
Gain (loss) on sale of acquired residential mortgage loans	(5,662)	153,174	(7,677)
Gain (loss) on settlement of derivatives	(74,812)	(129,923)	54,867
Gain (loss) on liquidated residential mortgage loans	4,644	(4,872)	(3,734)
Gain (loss) on sale of REO	(21,925)	(11,521)	(12,424)
Gain (loss) on extinguishment of debt	(66,233)	(8,532)	(624)
Gain on settlement of investments in excess MSRs and Servicer advance investments	—	—	113,002
Other gains (losses)	(12,430)	23,666	(17,410)
	$(930,131)	$227,981	$96,064

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Other Income (Loss), Net — This item is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Unrealized gain (loss) on secured notes and bonds payable	$(966)	$(1,236)	$(684)
Unrealized gain (loss) on contingent consideration	(6,568)	(10,487)	(1,581)
Unrealized gain (loss) on equity investments	(54,455)	(3,096)	(677)
Gain (loss) on transfer of loans to REO	7,945	11,842	19,519
Gain (loss) on transfer of loans to other assets	(939)	(1,144)	(1,977)
Gain (loss) on Ocwen common stock	3,235	174	(10,860)
Provision for servicing losses	(15,330)	(9,102)	(27)
Bargain purchase gain(A)	—	49,539	—
Rental and ancillary revenue	25,409	6,732	—
Property and maintenance revenue	70,527	14,449	—
Other income (loss)	(31,655)	(17,852)	(25,697)
	$(2,797)	$39,819	$(21,984)
(A)    Partly driven by transition, integration, relocation and training costs related to the Ditech Acquisition (see Note 3).

Interest Expense — New Residential finances certain investments using floating rate secured financing agreements and loans. Interest is expensed as incurred. See Note 12 for additional information.

General and Administrative Expenses — General and administrative expenses are expensed as incurred and is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Compensation and benefits expense	$230,009	$121,004	$47,084
Compensation and benefits expense, origination	341,637	164,485	62,786
Legal and professional expense	70,502	89,489	45,234
Loan origination expense	92,081	45,483	6,820
Occupancy expense	36,799	19,388	8,868
Subservicing expense	201,444	227,482	176,784
Loan servicing expense	14,126	31,737	43,547
Property and maintenance expense	42,508	8,112	—
Other(A)	90,981	74,791	50,763
	$1,120,087	$781,971	$441,886
(A)    Represents miscellaneous general and administrative expenses.

Management Fee and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. See Note 17 for further information regarding the Management Agreement.

Offering Costs — The Company has incurred offering costs in connection with common stock offerings, registration statements, preferred stock offerings and exchanges. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds. Exchange costs in connection with the Company's preferred stock exchanges have been accounted for as a reduction to the Company's retained earnings.

Earnings (Loss) Per Share — In accordance with the provisions of ASC 260, Earnings per Share, New Residential calculates basic income (loss) per share by dividing net income (loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
effect of dilutive instruments, such as stock options and warrants but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a net loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For New Residential’s purposes, comprehensive income represents net income, as presented in the Consolidated Statements of Income, adjusted for unrealized gains or losses on certain securities classified as available for sale.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires that lessees recognize a right-of-use asset and corresponding lease liability on the balance sheet for most leases. The guidance applied by a lessor under ASU 2016-02 is substantially similar to existing GAAP. ASU 2016-02 was effective for New Residential in the first quarter of 2019. An entity is allowed to apply ASU 2016-02 by means of a modified retrospective transition method for all leases existing at, or entered into after, the date of initial application. The adoption of ASU 2016-02 did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The standard (i) adds incremental requirements for entities to disclose (a) the amount of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy, (b) the range and weighted average used to develop significant unobservable inputs and (c) how the weighted average was calculated for fair value measurements categorized within Level 3 of the fair value hierarchy and (ii) eliminates disclosure requirements for (a) transfers between Level 1 and Level 2 and (b) valuation processes for Level 3 fair value measurements. ASU 2018-13 was effective for New Residential in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. In January 2021, the FASB amended the standard to clarify option expedients and exceptions for contract modifications and hedge accounting. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact the adoption of this standard would have on its consolidated financial statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Topic 815). The standard simplifies the accounting for convertible instruments by reducing the number of accounting models. A convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The standard also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-16 is effective for New Residential beginning in the first quarter of 2022 with early adoption permitted beginning in 2021. The Company is currently evaluating the impact the adoption of this standard would have on its consolidated financial statements.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Purchase Price Allocation

New Residential has performed an allocation of the total consideration paid to acquire the assets and liabilities of the companies acquired, as set forth below.

	2019			2018
	Ditech	Guardian	Total	Shellpoint
Total Consideration ($ in millions)	$1,218.2	$21.5	$1,239.7	$425.5
Assets
Mortgage servicing rights, at fair value(A)	$387.2	$—	$387.2	$286.6
Residential mortgage loans, held-for-investment, at fair value	—	—	—	125.3
Residential mortgage loans, held-for-sale, at fair value	627.4	—	627.4	488.2
Residential mortgage loans subject to repurchase	—	—	—	121.4

Cash and cash equivalents	—	1.8	1.8	79.2
Restricted cash	—	—	—	9.9
Servicer advance receivable	238.0	—	238.0	22.4
Intangible assets(B) (C) (D)	10.5	11.7	22.2	18.4
Other assets(E)	64.8	6.6	71.4	59.1
Total Assets Acquired	$1,327.9	$20.1	$1,348.0	$1,210.5

Liabilities
Secured financing agreements	$—	$—	$—	$439.6
Secured notes and bonds payable	—	—	—	20.7
Mortgage-backed securities issued, at fair value	—	—	—	120.7
Residential mortgage loans repurchase liability	—	—	—	121.4
Excess spread financing, at fair value	—	—	—	48.3
Accrued expenses and other liabilities	60.2	3.7	63.9	50.6
Total Liabilities Assumed	$60.2	$3.7	$63.9	$801.3

Noncontrolling Interest	$—	$—	$—	$8.3

Net Assets	$1,267.7	$16.4	$1,284.1	$400.9

Goodwill (bargain purchase gain)	$(49.5)	$5.1	$(44.4)	$24.6
(A)Includes $135.3 million of Ginnie Mae MSRs related to the Shellpoint acquisition where New Residential acquired the rights to the economic value of the servicing rights from Shellpoint prior to the acquisition date.
(B)Includes intangible assets acquired as part of the Ditech acquisition in the form of correspondent customer relationships and servicing contracts tied to the recovery of defaulted loans. These intangibles will be amortized over a finite life of three years based on the expected useful life of these intangibles.
(C)Includes intangible assets acquired as part of the Guardian acquisition in the form of customer relationships and a tradename. Customer relationships will be amortized over a finite life of seven years based on the expected useful life of these intangibles. New Residential has determined that the tradename has an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limited useful life.
(D)Includes intangible assets acquired as part of the Shellpoint acquisition in the form of mortgage origination and servicing licenses, internally developed software and a tradename. New Residential determined that mortgage origination and servicing licenses have an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limit the useful life. Internally developed software will be amortized over a finite useful life of five years and tradenames were fully amortized over six months,

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
respectively, based on the expected software development timeline and New Residential’s determination of the time to change a tradename with limited value.
(E)Includes post loan charge off deficiency balances acquired through the Ditech Acquisition.

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

The acquisition of assets from the bankruptcy estate of Ditech along with the subsequent hiring of Ditech employees was accounted for as a business acquisition rather than an asset acquisition. Upon completing the Ditech Acquisition, the consideration transferred by the Ditech Purchaser for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Ditech resulting in an economic gain (“Bargain Purchase”). New Residential completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $49.5 million, which has been included in Other income (loss), net in the Consolidated Statements of Income for the year ended December 31, 2019. The Bargain Purchase gain resulted from certain transition, integration, relocation and training costs that were factored into the purchase price and identified as future liabilities, of which approximately $22.9 million were incurred during the year ended December 31, 2019.

The acquisition date fair value of the consideration transferred includes $1.2 billion in cash consideration and $4.9 million in effective settlement of preexisting relationships. The total consideration is summarized as follows:

Total Consideration (in millions)	Amount
Cash Consideration	$1,213.3
Effective Settlement of Preexisting Relationships(A)	4.9
Total Consideration	$1,218.2
(A)Represents the effective settlement of preexisting relationships between New Residential and Ditech related to operating accounts receivable and payable existing prior to the acquisition date. The effective settlement of these preexisting relationships had no impact to New Residential’s Consolidated Statements of Income. New Residential recognized the effective settlement of preexisting relationships separately from the acquisition of assets and assumption of liabilities in the business combination.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Origination Revenue, which is comprised of (i) servicing revenue, net and (ii) gain on originated mortgage loans, held-for-sale, net, and Income Before Income Taxes for the years ended December 31, 2019 and 2018 prepared as if the Ditech Acquisition had been consummated on January 1, 2018.

	Year Ended December 31,
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
(A)The range of outcomes for this contingent consideration is from $0 to $17.5 million dependent on the performance of Guardian.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Income Before Income Taxes for the years ended December 31, 2019 and 2018 prepared as if the Guardian Acquisition had been consummated on January 1, 2018.

	Year Ended December 31,
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

On July 3, 2018, the Shellpoint Purchaser acquired 100% of the outstanding equity interests of Shellpoint for a cash purchase price of $212.3 million (the “Shellpoint Acquisition”). As additional consideration for the Shellpoint Acquisition, the Shellpoint Purchaser may make up to three cash earnout payments, which will be calculated following each of the first three anniversaries of the Shellpoint closing as a percentage of the amount by which the pre-tax income of certain of Shellpoint’s businesses exceeds certain specified thresholds, up to an aggregate maximum amount of $60.0 million (the “Shellpoint Earnout Payments”). The Shellpoint Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Shellpoint Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in Other income (loss), net. As of December 31, 2020, New Residential had paid out the entire amount of the Shellpoint Earnout Payments.

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
(A)The range of outcomes for this contingent consideration is from $0 to $60.0 million, dependent on the performance of Shellpoint. At acquisition date, New Residential derived a fair value of the remaining contingent consideration payment in three years of $39.3 million. This amount excludes contingent payments to the long-term employee incentive plans that require continuing employment and are recognized as compensation expense within General and Administrative expenses in the post-acquisition consolidated financial statements separate from New Residential’s acquisition of assets and assumption of liabilities in the business combination.
(B)Represents the effective settlement of preexisting relationships between New Residential and Shellpoint. The effective settlement of these preexisting relationships had no impact to New Residential’s Consolidated Statements of Income.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Origination Revenue, which is comprised of (i) servicing revenue, net and (ii) gain on originated mortgage loans, held-for-sale, net, and Income Before Income Taxes for the years ended December 31, 2018 and 2017 prepared as if the Shellpoint Acquisition had been consummated on January 1, 2017.

	Year Ended December 31,
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
4. SEGMENT REPORTING

At December 31, 2020, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note12) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Eliminations(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2020
Interest income	$63,160	$8,288	$374,698	$—	$446,146	$355,916	$175,963	$124,512	$—	$1,102,537
Servicing revenue, net	(11,519)	417,438	(743,987)	(216,973)	(555,041)	—	—	—	—	(555,041)
Gain on originated mortgage loans, held-for-sale, net	1,289,584	1,722	69,714	39,532	1,400,552	(13,398)	11,938	—	—	1,399,092
Total revenues	1,341,225	427,448	(299,575)	(177,441)	1,291,657	342,518	187,901	124,512	—	1,946,588
Interest expense	45,676	495	233,619	—	279,790	157,371	87,958	22,587	36,763	584,469
G&A and other	494,398	294,594	446,469	(216,973)	1,018,488	7,639	62,900	10,301	109,893	1,209,221
Total operating expenses	540,074	295,089	680,088	(216,973)	1,298,278	165,010	150,858	32,888	146,656	1,793,690
Change in fair value of investments	—	—	(298,126)	—	(298,126)	(25,012)	(107,604)	(6,384)	—	(437,126)
Gain (loss) on settlement of investments, net	—	—	(16,713)	—	(16,713)	(828,525)	(19,655)	(4,183)	(61,055)	(930,131)
Other income (loss), net	433	499	37,453	—	38,385	2,333	(3,220)	814	(41,109)	(2,797)
Total other income (loss)	433	499	(277,386)	—	(276,454)	(851,204)	(130,479)	(9,753)	(102,164)	(1,370,054)
Impairment	—	—	141	—	141	13,404	110,067	—	—	123,612
Income (Loss) Before Income Taxes	801,584	132,858	(1,257,190)	39,532	(283,216)	(687,100)	(203,503)	81,871	(248,820)	(1,340,768)
Income tax (benefit) expense	211,359	32,810	(162,817)	—	81,352	—	(65,215)	779	—	16,916
Net Income (Loss)	$590,225	$100,048	$(1,094,373)	$39,532	$(364,568)	$(687,100)	$(138,288)	$81,092	$(248,820)	$(1,357,684)
Noncontrolling interests in income (loss) of consolidated subsidiaries	15,625	—	891	—	16,516	—	—	36,158	—	$52,674
Dividends on preferred stock	—	—	—	—	—	—	—	—	54,295	54,295
Net income (loss) attributable to common stockholders	$574,600	$100,048	$(1,095,264)	$39,532	$(381,084)	$(687,100)	$(138,288)	$44,934	$(303,115)	$(1,464,653)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Eliminations(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2020
Investments	$2,947,113	$—	$5,534,752	$—	$8,481,865	$14,244,558	$3,029,339	$685,575	$—	$26,441,337
Cash and cash equivalents	123,124	59,798	412,578	—	595,500	222,372	7,472	3,182	116,328	944,854
Restricted cash	14,826	49,913	28,128	—	92,867	15,652	96	27,004	—	135,619
Other assets	551,910	206,646	4,538,045	—	5,296,601	232,837	86,762	38,465	46,171	5,700,836
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$3,648,809	$328,897	$10,518,595	$—	$14,496,301	$14,715,419	$3,123,669	$754,226	$162,499	$33,252,114
Debt	$2,700,962	$3,285	$5,998,711	$—	$8,702,958	$13,473,239	$2,386,919	$628,759	$541,516	$25,733,391
Other liabilities	298,106	89,713	1,520,959	—	1,908,778	20,863	28,577	622	130,199	2,089,039
Total liabilities	2,999,068	92,998	7,519,670	—	10,611,736	13,494,102	2,415,496	629,381	671,715	27,822,430
Total equity	649,741	235,899	2,998,925	—	3,884,565	1,221,317	708,173	124,845	(509,216)	5,429,684
Noncontrolling interests in equity of consolidated subsidiaries	19,402	—	43,882	—	63,284	—	—	45,384	—	108,668
Total New Residential stockholders’ equity	$630,339	$235,899	$2,955,043	$—	$3,821,281	$1,221,317	$708,173	$79,461	$(509,216)	$5,321,016
Investments in equity method investees	$—	$—	$129,873	$—	$129,873	$—	$—	$—	$—	$129,873

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Eliminations(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2019
Interest income	$42,166	$34,013	$530,225	$—	$606,404	$744,145	$249,673	$165,877	$31	$1,766,130
Servicing revenue, net	(1,605)	209,982	225,361	(48,579)	385,159	—	—	—	—	385,159
Gain on originated mortgage loans, held-for-sale, net	390,981	1,029	43,914	(51,360)	384,564	—	75,543	—	—	460,107
Total revenues	431,542	245,024	799,500	(99,939)	1,376,127	744,145	325,216	165,877	31	2,611,396
Interest expense	41,949	1,043	246,294	—	289,286	453,609	158,298	32,558	—	933,751
G&A and other	252,458	170,516	310,715	(48,579)	685,110	3,160	52,745	22,540	189,780	953,335
Total operating expenses	294,407	171,559	557,009	(48,579)	974,396	456,769	211,043	55,098	189,780	1,887,086
Change in fair value of investments	—	—	(182,440)	—	(182,440)	(54,042)	(70,914)	—	—	(307,396)
Gain (loss) on settlement of investments, net	—	—	8,030	—	8,030	74,927	153,449	(8,425)	—	227,981
Other income (loss), net	9,340	5,343	30,760	—	45,443	44	(7,150)	(1,574)	1,618	38,381
Total other income (loss)	9,340	5,343	(143,650)	—	(128,967)	20,929	75,385	(9,999)	1,618	(41,034)
Impairment	—	—	—	—	—	25,174	(20,607)	31,010	—	35,577
Income (Loss) Before Income Taxes	146,475	78,808	98,841	(51,360)	272,764	283,131	210,165	69,770	(188,131)	647,699
Income tax (benefit) expense(C)	39,768	21,396	9,565	—	70,729	—	(28,461)	(502)	—	41,766
Net Income (Loss)	$106,707	$57,412	$89,276	$(51,360)	$202,035	$283,131	$238,626	$70,272	$(188,131)	$605,933
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,231	—	4,255	—	10,486	—	—	32,151	—	42,637
Dividends on Preferred Stock	—	—	—	—	—	—	—	—	13,281	13,281
Net income (loss) attributable to common stockholders	$100,476	$57,412	$85,021	$(51,360)	$191,549	$283,131	$238,626	$38,121	$(201,412)	$550,015

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Eliminations(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
December 31, 2019
Investments	$1,414,528	$—	$6,773,353	$—	$8,187,881	$19,477,728	$5,843,983	$827,545	$—	$34,337,137
Cash and cash equivalents	77,237	32,225	318,714	—	428,176	87,359	1,180	6,514	5,508	528,737
Restricted cash	6,730	15,769	107,328	—	129,827	—	—	32,370	—	162,197
Other assets	250,709	204,723	3,420,122	—	3,875,554	5,590,456	174,940	78,740	85,956	9,805,646
Goodwill	11,836	12,809	5,092	—	29,737	—	—	—	—	29,737
Total assets	$1,761,040	$265,526	$10,624,609	$—	$12,651,175	$25,155,543	$6,020,103	$945,169	$91,464	$44,863,454
Debt	$1,304,621	$33,412	$6,646,159	$—	$7,984,192	$22,151,110	$4,676,849	$824,222	$—	$35,636,373
Other liabilities	117,328	51,264	451,629	—	620,221	980,415	55,121	16,795	318,269	1,990,821
Total liabilities	1,421,949	84,676	7,097,788	—	8,604,413	23,131,525	4,731,970	841,017	318,269	37,627,194
Total equity	339,091	180,850	3,526,821	—	4,046,762	2,024,018	1,288,133	104,152	(226,805)	7,236,260
Noncontrolling interests in equity of consolidated subsidiaries	11,354	—	45,025	—	56,379	—	—	22,171	—	78,550
Total New Residential stockholders’ equity	$327,737	$180,850	$3,481,796	$—	$3,990,383	$2,024,018	$1,288,133	$81,981	$(226,805)	$7,157,710
Investments in equity method investees	$—	$—	$165,848	$—	$165,848	$—	$—	$—	$—	$165,848

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Servicing and Origination(B)					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Eliminations(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Year Ended December 31, 2018
Interest income	$12,430	$8,148	$703,387	$—	$723,965	$573,539	$158,892	$206,321	$1,506	$1,664,223
Servicing revenue, net	(450)	75,388	463,842	(10,185)	528,595	—	—	—	—	528,595
Gain on originated mortgage loans, held-for-sale, net	98,987	—	(4,511)	(17,168)	77,308	—	8,757	—	—	86,065
Total revenues	110,967	83,536	1,162,718	(27,353)	1,329,868	573,539	167,649	206,321	1,506	2,278,883
Interest expense	10,018	264	232,063	—	242,345	240,615	80,910	42,563	—	606,433
G&A and other	95,551	64,633	200,866	(10,185)	350,865	1,554	32,424	35,230	179,307	599,380
Total operating expenses	105,569	64,897	432,929	(10,185)	593,210	242,169	113,334	77,793	179,307	1,205,813
Change in fair value of investments	—	—	(108,081)	—	(108,081)	(97,951)	69,820	—	—	(136,212)
Gain (loss) on settlement of investments, net	—	—	121,814	—	121,814	25,497	(51,757)	—	510	96,064
Other income (loss), net	2,067	—	(1,461)	—	606	(472)	(10,364)	9,965	(10,916)	(11,181)
Total other income (loss)	2,067	—	12,272	—	14,339	(72,926)	7,699	9,965	(10,406)	(51,329)
Impairment	—	—	—	—	—	30,017	12,061	48,563	—	90,641
Income (Loss) Before Income Taxes	7,465	18,639	742,061	(17,168)	750,997	228,427	49,953	89,930	(188,207)	931,100
Income tax (benefit) expense(C)	1,916	4,785	(15,065)	—	(8,364)	—	(65,279)	212	—	(73,431)
Net Income (Loss)	$5,549	$13,854	$757,126	$(17,168)	$759,361	$228,427	$115,232	$89,718	$(188,207)	$1,004,531
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,599	—	1,978	—	3,577	—	—	36,987	—	40,564
Dividends on Preferred Stock	—	—	—	—	—	—	—	—	—	—
Net income (loss) attributable to common stockholders	$3,950	$13,854	$755,148	$(17,168)	$755,784	$228,427	$115,232	$52,731	$(188,207)	$963,967
(A)Elimination of intercompany transactions related primarily to servicing fees, loan sales, and MSR recaptures.
(B)Includes results from July 3, 2018, the date of Shellpoint Acquisition (Note 3).
(C)In 2020, New Residential revised its methodology of allocating tax expense within the Servicing and Origination segments. Specifically, taxes are now allocated based on intercompany agreements rather than based on a more general pro rata approach, which better reflects the operating performance of each respective segment. The revised methodology has been applied consistently for all periods presented.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
5. EXCESS MORTGAGE SERVICING RIGHTS

Excess mortgage servicing rights assets include New Residential’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs. The table below summarizes the components of excess mortgage servicing rights assets as presented on the consolidated balance sheets:

	Year Ended December 31,
	2020	2019
Direct investments in Excess MSRs	$310,938	$379,747
Excess MSR Joint Ventures	99,917	125,596
Excess mortgage servicing rights assets, at fair value	$410,855	$505,343

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2018	$445,328	$2,532	$447,860
Interest income	32,587	60	32,647
Other income	3,851	—	3,851
Proceeds from repayments	(83,612)	(419)	(84,031)
Proceeds from sales	(10,075)	—	(10,075)
Change in fair value	(10,387)	(118)	(10,505)
Balance as of December 31, 2019	377,692	2,055	379,747
Interest income	28,217	135	28,352
Other income	(12,123)	—	(12,123)
Proceeds from repayments	(67,340)	(405)	(67,745)
Proceeds from sales	(1,061)	—	(1,061)
Change in fair value	(16,376)	144	(16,232)
Balance as of December 31, 2020	$309,009	$1,929	$310,938
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following is a summary of New Residential’s direct investments in Excess MSRs:

	December 31, 2020
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$34,593,406	32.5% - 66.7% (53.3%)	—% - 40.0%	20.0% - 35.0%	5.9	$141,204	$162,645

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	38,095,499	33.3% - 100.0% (59.4%)	—% - 50.0%	—% - 33.3%	6.5	109,697	148,293
Total	$72,688,905					$250,901	$310,938

	December 31, 2019
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$43,310,917	32.5% - 66.7% (53.3)%	—% - 40.0%	20.0% - 35.0%	5.5	$178,603	$209,633

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	45,034,320	33.3% - 100.0% (59.4)%	—% - 50.0%	—% - 33.3%	6.5	124,875	170,114
Total	$88,345,237					$303,478	$379,747
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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2020 and 2019 (Note 7) on $26.1 billion and $31.4 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value recorded in other income is composed of the following:

	Year Ended December 31,
	2020	2019	2018
Original and Recaptured Pools	$(16,232)	$(10,505)	$(58,656)
As of December 31, 2020 and 2019, weighted average discount rates of 7.8% (range 7.5%-8.0%) and 7.8%, respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures

New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	December 31,
	2020	2019
Excess MSR assets	$179,762	$226,843
Other assets	20,759	25,035
Other liabilities	(687)	(687)
Equity	$199,834	$251,191
New Residential’s investment	$99,917	$125,596

New Residential’s percentage ownership	50.0%	50.0%

	Year Ended December 31,
	2020	2019	2018
Interest income	$22,507	$23,872	$26,363
Other income (loss)	(29,461)	(10,208)	(9,649)
Expenses	(24)	(64)	—
Net income	$(6,978)	$13,600	$16,714

The following table summarizes the activity of New Residential’s investments in equity method investees:

	December 31,
	2020	2019
Balance at beginning of period	$125,596	$147,964
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	(1,170)	(8,999)
Distributions of capital from equity method investees	(21,020)	(20,169)
Change in fair value of investments in equity method investees	(3,489)	6,800
Balance at end of period	$99,917	$125,596

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	December 31, 2020
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$28,453,512	66.7%	50.0%	$139,251	$179,762	5.8

	December 31, 2019
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$33,592,554	66.7%	50.0%	$168,807	$226,843	5.4
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

6. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The Company owns and records at fair value the rights to service residential mortgage loans, either as a result of purchase transactions or from the retained mortgage servicing associated with the sales and securitizations of loans originated. MSRs are composed of servicing rights of both agency and non-agency loans. In certain cases where New Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR Financing Receivables. Income from these investments, net of subservicing fees, are recorded as Interest income with changes in fair value flowing through Change in fair value of investments in the Consolidated Statements of Income.

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing expense in New Residential’s Consolidated Statements of Income. As of December 31, 2020, these subservicers include LoanCare, Nationstar, PHH and Flagstar, which subservice 17.5%, 16.2%, 15.4%, and 0.7% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 50.2% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

NRM has entered into recapture agreements with respect to each of its MSR investments. Under the recapture agreements, NRM is generally entitled to the MSRs on any initial or subsequent refinancing by an NRM subservicer or by NewRez.

The following table presents activity related to the carrying value of New Residential’s MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2018	$2,884,100	$1,644,504	$4,528,604
Purchases, net(A)	678,424	652,902	1,331,326
Transfers(B)	367,121	(367,121)	—
Other transfers(C)	(410)	—	(410)
Ditech Acquisition (Note 3)	387,170	—	387,170
Originations(D)	374,450	—	374,450
Proceeds from sales	(1,539)	(22,989)	(24,528)
Change in fair value due to:
Realization of cash flows(E)	(537,111)	(203,732)	(740,843)
Change in valuation inputs and assumptions(F)	(187,530)	21,094	(166,436)
(Gain) loss realized	3,285	(6,385)	(3,100)
Balance as of December 31, 2019	$3,967,960	$1,718,273	$5,686,233
Purchases, net(A)	449,875	(18,267)	431,608
Transfers (G)	320,613	(320,613)	—
Originations(D)	666,414	—	666,414
Proceeds from sales	(11,282)	(4,059)	(15,341)
Change in fair value due to:
Realization of cash flows(E)	(1,369,607)	(222,674)	(1,592,281)
Change in valuation inputs and assumptions(F)	(536,694)	(54,745)	(591,439)
(Gain) loss realized	2,396	(1,749)	647
Balance as of December 31, 2020	$3,489,675	$1,096,166	$4,585,841
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(B)Represents MSRs previously accounted for as MSR Financing Receivables. As a result of the length of the initial term of the related subservicing agreement between NRM and PHH, although the MSRs were legally sold, solely for accounting purposes, the purchase agreement was not treated as a sale under GAAP through June 30, 2019.
(C)Represents Ginnie Mae MSRs repurchased.
(D)Represents MSRs retained on the sale of originated mortgage loans.
(E)Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.
(F)Includes changes in inputs or assumptions used in the valuation model.
(G)Represents MSRs previously accounted for as MSR Financing Receivables. As a result of the length of prepayment protection between NRM and MSR sellers, although the MSRs were legally sold, solely for accounting purposes, the purchase agreement was not treated as a sale under GAAP through June 30, 2020.

Servicing revenue, net recognized by New Residential related to its MSRs comprises the following:

	Year Ended December 31,
	2020	2019	2018
Servicing fee revenue	$1,224,060	$899,623	$589,546
Ancillary and other fees	110,640	198,486	130,294
Servicing fee revenue and fees	1,334,700	1,098,109	719,840
Change in fair value due to:
Realization of cash flows(A)	(1,360,954)	(530,031)	(256,915)
Change in valuation inputs and assumptions(B) (C)	(531,183)	(186,204)	68,587
(Gain) loss realized	2,396	3,285	(2,917)
Servicing revenue, net	$(555,041)	$385,159	$528,595
(A)Includes $8.7 million, $7.1 million and $1.2 million of fair value adjustment due to realization of cash flows to Excess spread financing for the years ended December 31, 2020, 2019, and 2018, respectively.
(B)Includes changes in inputs or assumptions used in the valuation model.
(C)Includes $5.5 million, $1.3 million and $7.4 million of fair value adjustment due to changes in valuation inputs and assumptions to Excess spread financing for the years ended December 31, 2020, 2019, and 2018, respectively.
Interest income from MSR Financing Receivables was composed of the following:

	Year Ended December 31,
	2020	2019	2018
Servicing fee revenue	$384,260	$513,172	$705,812
Ancillary and other fees	74,421	119,570	146,829
Less: subservicing expense	(151,109)	(196,726)	(251,184)
Interest income, MSR financing receivables	$307,572	$436,016	$601,457

Change in fair value of MSR Financing Receivables was composed of the following:

	Year Ended December 31,
	2020	2019	2018
Realization of cash flows	$(222,674)	$(203,732)	$(197,703)
Change in valuation inputs and assumptions(A)	(54,745)	21,094	230,036
(Gain) loss realized	(1,749)	(6,385)	(783)
Change in fair value of MSR financing receivables	$(279,168)	$(189,023)	$31,550
(A)Includes changes in inputs or assumptions used in the valuation model.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following is a summary of New Residential’s MSRs and MSR Financing Receivables as of December 31, 2020 and 2019:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
2020
MSRs:
Agency(C)	$300,200,826	5.1	$2,799,728
Non-Agency	5,962,225	4.2	17,512
Ginnie Mae	57,106,825	4.1	672,435
MSR Financing Receivables:
Agency(C)	5,517,730	5.2	49,275
Non-Agency	66,648,221	8.0	1,046,891
Total	$435,435,827	5.4	$4,585,841
2019
MSRs:
Agency(C)	$315,427,933	5.1	$3,319,035
Non-Agency	6,402,833	5.4	20,283
Ginnie Mae	52,019,295	4.6	628,642
MSR Financing Receivables:
Agency(C)	54,866,978	4.7	547,351
Non-Agency	76,117,892	7.6	1,170,922
Total	$504,834,931	5.4	$5,686,233
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying Value represents fair value. As of December 31, 2020 and 2019, weighted average discount rates of 7.7% (range of 7.3%-13.0%) and 7.8%, respectively, were used to value New Residential’s MSRs, respectively. As of December 31, 2020 and 2019, weighted average discount rates of 9.4% (range of 7.4%-9.5%) and 8.9%, respectively, were used to value New Residential’s MSR Financing Receivables.
(C)Represents Fannie Mae and Freddie Mac MSRs.

Ginnie Mae Loans Subject to Repurchase Right

NewRez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, NewRez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, NewRez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether NewRez intends to repurchase the loans. As of December 31, 2020 and 2019, New Residential holds approximately $1,452.0 million and $172.3 million in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool reacquired loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off. As of December 31, 2020, New Residential holds approximately $810.9 million of reacquired residential mortgage loans and is reflected in Residential mortgage loans, held-for-sale on the Consolidated Balance Sheets.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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

As of December 31, 2020, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred from PHH to NRM and NewRez. Although the MSRs transferred were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

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

United Shore MSR Financing Receivable Transactions

On April 2, 2019 and May 21, 2019, NRM entered into agreements with United Shore to purchase the MSRs, and related servicer advance receivables, with respect to $8.2 billion and $23.7 billion in total UPB of seasoned Agency residential mortgage loans, respectively. The residential mortgage loans underlying the MSRs acquired by NRM will be subserviced by NewRez, Mr. Cooper and LoanCare pursuant to existing subservicing agreements with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP. During the year ended December 31, 2020, New Residential reassessed the transaction and concluded that the transferor no longer retained more than minor protection provisions and, as a result, New Residential accounted for this transaction as a true sale.

Quicken MSR Financing Receivable Transaction

On August 6, 2019, NRM entered into an agreement with Quicken to purchase the MSRs, and related servicer advance receivables, with respect to $29.1 billion in total UPB of seasoned Agency residential mortgage loans. The residential mortgage loans underlying the MSRs acquired by NRM are subserviced by LoanCare pursuant to an existing subservicing agreement with NRM. As a result of the length of term of prepayment protection provided to NRM, although the MSRs were legally sold, solely for accounting purposes, New Residential determined that the transferor retained more than minor protection provisions, and that the purchase agreement would not be treated as a sale under GAAP. During the year ended December 31, 2020, New Residential reassessed the transaction and concluded that the transferor no longer retained more than minor protection provisions and, as a result, New Residential accounted for this transaction as a true sale.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2020	December 31, 2019
California	21.2%	21.9%
Florida	7.4%	6.9%
New York	7.0%	6.4%
Texas	5.6%	5.5%
New Jersey	4.8%	4.9%
Illinois	3.6%	3.6%
Massachusetts	3.4%	3.4%
Georgia	3.3%	3.1%
Pennsylvania	3.1%	3.0%
Maryland	3.1%	3.0%
Other U.S.	37.5%	38.3%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of December 31, 2020 and 2019 was $66.9 billion and $71.3 billion, respectively. Subservicing revenue of $201.6 million and $139.5 million was included within Servicing revenue, net in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, respectively.

Servicer Advances Receivable

In connection with its MSRs and MSR financing receivables, New Residential generally acquires any related outstanding servicer advances (not included in the purchase prices described above), which it records at fair value within servicer advances receivable upon acquisition.

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 16). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	December 31,
	2020	2019
Principal and interest advances	$665,538	$823,860
Escrow advances (taxes and insurance advances)	1,547,796	1,666,792
Foreclosure advances	816,400	760,593
Total(A)(B)(C)	$3,029,734	$3,251,245
(A)Includes $583.9 million and $562.2 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(B)Includes $181.2 million and $166.5 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non reimbursable advance loss assumption.
(C)Net of $27.5 million and $50.1 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. New Residential assesses the recoverability of servicer advance receivables periodically and as of December 31, 2019, expected full recovery of the Servicer Advance Receivables. For advances on loans that have been liquidated, sold, paid in full or modified, the Company reserved $22.9 million for expected non-recovery of advances as of December 31, 2020.

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

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of December 31, 2020. As of December 31, 2020, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Mr. Cooper, is required to purchase all future servicer advances made with respect to this portfolio of loans from Mr. Cooper, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Mr. Cooper in consideration of Mr. Cooper’s servicing activities. The compensation paid to Mr. Cooper as of December 31, 2020 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential has determined that the Buyer is a VIE. See Note 14 for information regarding the assets and liabilities related to this consolidated VIE.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
December 31, 2020
Servicer Advance Investments	$512,958	$538,056	5.2%	5.7%	6.0
December 31, 2019
Servicer Advance Investments	$557,444	$581,777	5.3%	5.7%	6.3
(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.
(B)Weighted Average Life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2020
Servicer Advance Investments(D)	$26,061,499	$449,150	1.7%	$423,144	88.4%	88.6%	1.5%	1.3%
December 31, 2019
Servicer Advance Investments(D)	$31,442,267	$462,843	1.5%	$443,248	88.3%	87.2%	3.4%	2.8%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(D)The following types of advances are included in the Servicer Advance Investments:

	December 31,
	2020	2019
Principal and interest advances	$84,976	$71,574
Escrow advances (taxes and insurance advances)	186,426	180,047
Foreclosure advances	177,748	211,222
Total	$449,150	$462,843

Interest income recognized by New Residential related to its Servicer Advance Investments was composed of the following:

	Year Ended December 31,
	2020	2019	2018
Interest income, gross of amounts attributable to servicer compensation	$34,262	$51,940	$83,807
Amounts attributable to basic servicer compensation	(3,248)	(6,209)	(8,491)
Amounts attributable to incentive servicer compensation	(12,832)	(18,065)	(25,098)
Interest income from Servicer Advance Investments	$18,182	$27,666	$50,218

See Note 12 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
8. REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s real estate and other securities were as follows (amounts in millions):

	Year Ended December 31,
	2020		2019
	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$21,593.3	$5,083.1	$33,573.5	$14,960.4
Purchase Price	22,290.3	575.0	34,335.5	2,059.0

Sales
Face	$19,321.7	$8,450.1	$22,746.3	$2,936.2
Amortized Cost	19,666.2	6,242.0	23,337.8	1,852.1
Sale Price	19,886.8	5,288.5	23,449.2	1,949.3
Gain (Loss) on Sale	220.5	(953.5)	111.4	97.2

As of December 31, 2020, there were no unsettled trades. As of December 31, 2019, New Residential had sold and purchased $5.1 billion and $0.9 billion face amount of Agency RMBS for $5.2 billion and $0.9 billion, respectively, which had not yet been settled. These unsettled sales and purchases were recorded on the balance sheet on trade date as Trades Receivable and Trades Payable.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 9 and 17 for further details on these transactions.

The following is a summary of New Residential’s real estate and other securities:

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
December 31, 2020
Agency RMBS	$110,360	$111,149	$10,612	$—	$121,761	$1	AAA	3.5%	3.5%	5.9	—
Agency RMBS at FVO	12,380,792	12,840,459	101,414	—	12,941,873	57	AAA	2.2%	2.2%	4.3	—
Total Agency RMBS(F)(G)	12,491,152	12,951,608	112,026	—	13,063,634	58	AAA	2.2%	2.2%	4.3	—
Non-Agency RMBS(H)(I)	19,378,530	1,153,643	88,098	(60,817)	1,180,924	589	AA	2.8%	4.1%	4.8	19.6%
Total/Weighted Average	$31,869,682	$14,105,251	$200,124	$(60,817)	$14,244,558	647	AAA	2.3%	2.4%	4.3
December 31, 2019
Agency RMBS(F)(G)	$11,301,603	$11,474,338	$57,221	$(11,616)	$11,519,943	43	AAA	3.2%	2.8%	6.0	N/A
Non-Agency RMBS(H)(I)	24,857,988	7,307,837	689,158	(39,210)	7,957,785	997	B+	2.9%	4.7%	7.0	11.0%
Total/Weighted Average	$36,159,591	$18,782,175	$746,379	$(50,826)	$19,477,728	1,040	A+	3.0%	3.5%	6.4
(A)Fair value, which is equal to carrying value for all securities. See Note 13 regarding the estimation of fair value.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 289 bonds with a carrying value of $432.5 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $27.4 million and $2.6 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.
(G)The total outstanding face amount was $12.5 billion and $11.3 billion for fixed rate securities and $0.0 billion and $0.0 billion for floating rate securities as of December 31, 2020 and 2019, respectively.
(H)The total outstanding face amount was $11.9 billion (including $10.9 billion of residual and fair value option notional amount) and $5.4 billion (including $3.2 billion of residual and fair value option notional amount) for fixed rate securities and $7.5 billion (including $7.2 billion of residual and fair value option notional amount) and $19.5 billion (including $12.2 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2020 and 2019, respectively.
(I)Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through the income statement, (ii) bonds backed by consumer loans and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
December 31, 2020
Corporate debt	$500	$500	$23	$—	$523	1	B-	8.25%	8.25%	4.3	N/A
Consumer loan bonds	13,022	12,360	503	—	12,862	6	N/A	N/A	N/A	—	N/A
Fair value option securities
Interest-only securities	9,457,488	248,253	6,600	(43,781)	211,073	124	AA+	1.22%	5.09%	2.1	N/A
Servicing strips	4,979,723	49,989	5,865	(9,476)	46,378	58	N/A	0.42%	8.38%	3.9	N/A
December 31, 2019
Corporate debt	$85,000	$85,000	$—	$(1,262)	$83,738	1	B-	8.25%	8.25%	5.3	N/A
Consumer loan bonds	25,029	25,688	521	(6,190)	20,019	6	N/A	N/A	N/A	1.6	N/A
MSR bond	—	—	—	—	—	—	N/A	—%	—%	—	N/A
Fair value option securities
Interest-only securities	11,201,646	308,714	35,882	(19,459)	325,137	124	AA+	1.37%	10.49%	2.9	N/A
Servicing strips	4,073,792	40,043	2,431	(4,562)	37,912	46	N/A	0.38%	4.01%	5.7	N/A

Unrealized losses attributable to credit impairment are recognized in earnings. During the year ended December 31, 2020, 2019 and 2018, New Residential recorded credit impairment of $13.4 million, $25.2 million and $30.0 million, respectively. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

The following table summarizes New Residential’s securities in an unrealized loss position as of December 31, 2020.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$7,134,953	$217,955	$(1,776)	$216,179	$(28,594)	$187,585	61	AA+	2.29%	4.58%	5.5
12 or More Months	4,063,623	143,681	(6,896)	136,785	(32,223)	104,562	80	AA+	1.56%	1.76%	4.2
Total/Weighted Average	$11,198,576	$361,636	$(8,672)	$352,964	$(60,817)	$292,147	141	AA+	2.00%	3.49%	5.0
(A)Represents credit impairment on securities in an unrealized loss position as of December 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
New Residential performed an assessment of all debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	December 31, 2020				December 31, 2019
			Gross Unrealized Losses				Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	—	—	—	—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	21,326	21,326	(8,672)	—	228,228	237,626	(3,232)	(9,398)
Non-credit impaired securities	270,821	331,638	—	(60,817)	4,726,409	4,767,837	—	(41,428)
Total debt securities in an unrealized loss position	$292,147	$352,964	$(8,672)	$(60,817)	$4,954,637	$5,005,463	$(3,232)	$(50,826)
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

The following table summarizes the activity related to the allowance for credit losses on debt securities (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2019	$—	$—	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	8,672	—	8,672
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities:

	Year Ended December 31,
	2019	2018
Beginning balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$52,803	$23,821
Increases to credit losses on securities for which an other-than-temporary impairment was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	23,059	16,924
Additions for credit losses on securities for which an other-than-temporary impairment was not previously recognized	2,115	13,093
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—
Reduction for credit losses on securities for which no other-than-temporary impairment was recognized in other comprehensive income at the current measurement date	—	—
Reduction for securities sold/paid off during the period	(18,914)	(1,035)
Ending balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$59,063	$52,803

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	December 31,
	2020		2019
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$6,543,524	33.7%	$9,048,847	36.6%
Southeastern U.S.	5,089,592	26.3%	5,983,966	24.2%
Northeastern U.S.	4,484,340	23.2%	5,416,137	21.9%
Midwestern U.S.	2,207,783	11.4%	2,562,269	10.4%
Southwestern U.S.	1,025,637	5.3%	1,440,467	5.8%
Other(B)	14,132	0.1%	296,273	1.1%
	$19,365,008	100.0%	$24,747,959	100.0%
(A)Excludes $13.0 million and $25.0 million face amount of bonds backed by consumer loans and $0.5 million and $85.0 million face amount of bonds backed by corporate debt as of December 31, 2020 and 2019, respectively.
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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2020	$727,216	$280,876
December 31, 2019	5,701,736	3,830,369

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2020	2019
Beginning Balance	$1,882,477	$2,245,984
Additions	76,960	407,864
Accretion	(60,868)	(239,682)
Reclassifications from (to) non-accretable difference	(167,793)	(233,683)
Disposals	(1,541,214)	(298,006)
Ending Balance	$189,562	$1,882,477
See Note 12 regarding the financing of real estate securities.

9. RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. New Residential, through its wholly-owned subsidiary, NewRez, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2020, New Residential accounts for loans based on the following categories:

•Loans Held-for-Investment, at fair value
•Loans Held-for-Sale, at lower of cost or fair value
•Loans Held-for-Sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	December 31,
	2020					2,019
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment(B)	$769,348	$674,179	12,353	6.6%	5.6	925,706

Acquired reverse mortgage loans(C)	$12,007	$5,884	28	7.8%	3.8	5,844
Acquired performing loans(D)(F)	138,109	129,345	3,278	6.7%	4.5	857,821
Acquired non-performing loans(E)(F)	487,022	374,658	3,253	7.5%	3.3	565,387
Total residential mortgage loans, held-for-sale, at lower of cost or market	$637,138	$509,887	6,559	7.3%	3.6	1,429,052

Acquired performing loans(D)(F)	$1,446,457	$1,423,159	7,189	3.8%	6.6	3,024,288
Acquired non-performing loans	428,079	335,544	2,798	7.5%	3.3	0
Originated loans	2,801,297	2,947,113	10,797	2.8%	27.7	1,589,324
Total residential mortgage loans, held-for-sale, at fair value	$4,675,833	$4,705,816	20,784	3.5%	18.9	4,613,612

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$5,312,971	$5,215,703				6,042,664
(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of Residential loans and variable interest entity consumer loans held-for-investment, at fair value on the Consolidated Balance Sheets.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(C)Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 47.8% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(D)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(E)As of December 31, 2020, New Residential has placed Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (F) below.
(F)Includes $798.1 million and $20.5 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

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

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2020	2019
California	11.9%	16.1%
New York	10.1%	9.0%
Texas	7.1%	7.1%
Florida	7.1%	8.4%
Georgia	5.8%	4.8%
New Jersey	4.2%	4.2%
Illinois	3.5%	3.6%
Pennsylvania	3.5%	2.9%
Maryland	3.4%	3.3%
Massachusetts	3.1%	3.3%
Other U.S.	40.3%	37.3%
	100.0%	100.0%

See Note 12 regarding the financing of residential mortgage loans and related assets.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans as of December 31, 2020:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$71,567	$59,679	$(11,888)
120+	950,564	790,788	(159,776)
	$1,022,131	$850,467	$(171,664)

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
(C)Represents nonaccrual loans.

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the year ended December 31, 2020, New Residential executed calls on a total of 13 trusts and recognized $48.5 million of interest income on securities held in the collapsed trusts and $16.0 million of gain on securitizations accounted for as sales. For the year ended December 31, 2019, New Residential executed calls on a total of 140 trusts and recognized $54.4 million of interest income on securities held in the collapsed trusts and $156.2 million of gain on securitizations accounted for as sales. Refer to Note 17 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Loans Held-for-Investment	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2018	$735,318	$932,480	$2,808,529	$4,476,327
Ditech Acquisition	381,039	—	618,297	999,336
Originations	—	—	19,512,072	19,512,072
Sales	—	(495,925)	(25,538,105)	(26,034,030)
Purchases/additional fundings	—	1,133,335	7,499,614	8,632,949
Proceeds from repayments	(119,195)	(184,783)	(235,937)	(539,915)
Transfer of loans to other assets(A)	—	(10,154)	(412)	(10,566)
Transfer of loans to real estate owned	(20,710)	(49,459)	(4,155)	(74,324)
Transfers of loans to held for sale	(80,659)	—	—	(80,659)
Transfer of loans from held-for-investment	—	80,659	—	80,659
Accretion of loan discount and other amortization	28,702			28,702
Valuation provision on loans	(2,927)	22,899	—	19,972
Fair value adjustments due to:	—	—	—	—
Changes in instrument-specific credit risk	4,138	—	(46,291)	(42,153)
Other factors	—	—	—	—
Balance at December 31, 2019	$925,706	$1,429,052	$4,613,612	$6,968,370
Fair value adjustment due to fair value option	(6,020)	—	—	(6,020)
Originations	—	—	61,684,462	61,684,462
Sales	—	(791,974)	(64,692,996)	(65,484,970)
Purchases/additional fundings	—	110,741	3,322,369	3,433,110
Proceeds from repayments	(145,767)	(99,845)	(177,723)	(423,335)
Transfer of loans to other assets(A)	—	(3,449)	(22,255)	(25,704)
Transfer of loans to real estate owned	(6,754)	(21,681)	(7,035)	(35,470)
Transfers of loans to held for sale	(62,274)	—		(62,274)
Transfer of loans from held for investment	—	—	62,274	62,274
Valuation provision on loans	—	(112,957)	—	(112,957)
Fair value adjustments due to:	—	—	—	—
Changes in instrument-specific credit risk	27,036	—	(12,323)	14,713
Other factors	(57,748)	—	(64,569)	(122,317)
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are recognized as claims receivable in Other Assets (Note 2).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Performing Loans
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
(A)Includes accelerated accretion of discount on loans paid in full and on loans transferred to other assets.
(B)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are now recognized as claims receivable in Other Assets (Note 2).
(C)As a result of the Ditech Acquisition, New Residential acquired the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the trusts.

Activities related to the valuation and loss provision on reverse mortgage loans and allowance for loan losses on performing loans held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$—
Provision for loan losses(A)	595
Charge-offs(B)	(595)
Balance at December 31, 2019	$—
(A)Based on an analysis of collective borrower performance, credit ratings of borrowers, loan-to-value ratios, estimated value of the underlying collateral, key terms of the loans and historical and anticipated trends in defaults and loss severities at a pool level.
(B)Loans, other than PCD loans, are generally charged off or charged down to the net realizable value of the collateral (i.e., fair value less costs to sell), with an offset to the allowance for loan losses, when available information confirms that loans are uncollectible.

Purchased Credit Deteriorated (“PCD”) Loans

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
DECEMBER 31, 2020, 2019 and 2018
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
(A)An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

The following is a summary of the changes in accretable yield for these loans:

Balance at December 31, 2018	$68,632
Additions	—
Accretion	(16,041)
Reclassifications from (to) non-accretable difference(A)	9,361
Disposals(B)	(11,515)
Transfer of loans to held-for-sale(C)	(13,415)
Balance at December 31, 2019	$37,022
(A)Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.
(B)Includes sales of loans or foreclosures, which result in removal of the loan from the PCD loan pool at its carrying amount.
(C)Represents loans not initially acquired with the intent to sell for which New Residential determined that it no longer has the intent to hold for the foreseeable future, or until maturity or payoff.

Net Interest Income

	December 31,
	2020	2019	2018
Interest Income:
Loans held-for-investment, at fair value	$53,264	$60,301	$76,129
Loans held-for-sale, at lower of cost or fair value	50,130	65,926	45,653
Loans held-for-sale, at fair value	135,729	175,926	51,562
Total interest income	239,123	302,153	173,344

Interest Expense:
Loans held-for-investment, at fair value	21,029	19,381	23,618
Loans held-for-sale, at lower of cost or fair value	22,541	40,067	35,796
Loans held-for-sale, at fair value	90,064	109,723	24,186
Total interest expense	133,634	169,171	83,600

Net interest income	$105,489	$132,982	$89,744

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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

Gain on originated mortgage loans, held-for-sale, net is summarized below:

	Year Ended December 31,
	2020	2019	2018
Gain on loans originated and sold, net(A)	$811,288	$53,554	$47,172
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(361,755)	(53,374)	1,234
MSRs retained on transfer of loans(C)	666,414	374,450	35,311
Other(D)	49,270	27,564	3,977
Realized gain on sale of originated mortgage loans, net	$1,165,217	$402,194	87,694
Change in fair value of loans	99,908	28,761	3,695
Change in fair value of interest rate lock commitments (Note 11)	249,183	26,151	23
Change in fair value of derivative instruments (Note 11)	(115,216)	3,001	(5,347)
Gain on originated mortgage loans, held-for-sale, net	$1,399,092	$460,107	$86,065
(A)Includes loan origination fees of $1,658.6 million and $421.3 million in the years ended December 31, 2020 and 2019, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

10. CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of December 31, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

On September 25, 2020, the Consumer Loan Companies refinanced the outstanding asset-backed notes with an asset-backed securitization for approximately $663.0 million. The proceeds in excess of the refinanced debt of $4.8 million were distributed to the respective co-investors of which New Residential received approximately $2.6 million.

New Residential also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment. In addition, see “Equity Method Investees” below.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following table summarizes the investment in consumer loans, held-for-investment held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2020
Consumer Loan Companies
Performing Loans	$490,222	53.5%	$553,419	18.3%	3.6	3.7%
Purchased Credit Deteriorated Loans(C)	127,899	53.5%	129,513	14.1%	3.5	7.4%
Other - Performing Loans	2,862	100.0%	2,643	15.3%	0.4	4.3%
Total Consumer Loans, held-for-investment	$620,983		$685,575	17.4%	3.6	4.4%
December 31, 2019
Consumer Loan Companies
Performing Loans	$644,676	53.5%	$682,310	18.8%	4.0	4.7%
Purchased Credit Deteriorated Loans(C)	170,083	53.5%	136,633	15.5%	3.7	10.1%
Other - Performing Loans	9,158	100.0%	8,602	15.1%	0.7	6.1%
Total Consumer Loans, held-for-investment	$823,917		$827,545	18.0%	3.9	5.9%
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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans as of December 31, 2020:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 Days	$611,978	$675,691	$63,713
90 days or more past due	9,005	9,884	879
Total	$620,983	$685,575	$64,592

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(C)Interest is accrued up to the date of charge-off at 180 days past due.

Activities related to the carrying value of consumer loans, held-for-investment, at fair value were as follows:

Balance at December 31, 2019	827,545
Fair value adjustment due to fair value option	36,472
Additional fundings(A)	33,041
Proceeds from repayments	(229,218)
Accretion of loan discount and premium amortization, net	24,120
Fair value adjustments due to:
Changes in instrument-specific credit risk	5,195
Other factors	(11,580)
Balance at December 31, 2020	$685,575
(A)Represents draws on consumer loans with revolving privileges.

Activities related to the carrying value of performing consumer loans, held-for-investment were as follows:

Performing Loans
Balance at December 31, 2018	$889,285
Purchases	—
Additional fundings(A)	54,375
Proceeds from repayments	(213,525)
Accretion of loan discount and premium amortization, net	186
Gross charge-offs	(38,563)
Additions to the allowance for loan losses, net	(846)
Balance at December 31, 2019	$690,912
(A)Represents draws on consumer loans with revolving privileges.

Activities related to the allowance for loan losses on performing consumer loans, held-for-investment were as follows:

	Collectively Evaluated(A)	Individually Impaired(B)	Total
Balance at December 31, 2018	$2,604	$2,064	$4,668
Provision (reversal) for loan losses	30,008	846	30,854
Net charge-offs(C)	(32,057)	—	(32,057)
Balance at December 31, 2019	$555	$2,910	$3,465
(A)Represents smaller-balance homogeneous loans that are not individually considered impaired and are evaluated based on an analysis of collective borrower performance, key terms of the loans and historical and anticipated trends in defaults and loss severities, and consideration of the unamortized acquisition discount.
(B)Represents consumer loan modifications considered to be troubled debt restructurings (“TDRs”) as they provide concessions to borrowers, primarily in the form of interest rate reductions, who are experiencing financial difficulty. As of December 31, 2019, there was $18.0 million in UPB and $15.9 million in carrying value of consumer loans classified as TDRs.
(C)Consumer loans, other than PCD loans, are charged off when available information confirms that loans are uncollectible, which is generally when they become 180 days past due. Charge-offs are presented net of $8.6 million in recoveries of previously charged-off UPB in 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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
(A)An allowance represents the present value of cash flows expected at acquisition that are no longer expected to be collected. A reversal results from an increase to expected cash flows that reverses a prior allowance.

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
(A)Represents a probable and significant increase (decrease) in cash flows previously expected to be uncollectible.

Equity Method Investees

In February 2017, New Residential completed a co-investment, through a newly formed entity, PF LoanCo Funding LLC (“LoanCo”), to purchase up to $5.0 billion worth of newly originated consumer loans from Consumer Loan Seller over a two- year term. New Residential, along with three co-investors, each acquired 25% membership interests in LoanCo. New Residential accounts for its investment in LoanCo pursuant to the equity method of accounting because it can exercise significant influence over LoanCo but the requirements for consolidation are not met. As of December 31, 2019, LoanCo had distributed all net assets to New Residential.

Additionally, New Residential and the LoanCo co-investors agreed to purchase warrants to purchase up to 177.7 million shares of Series F convertible preferred stock in the Consumer Loan Seller’s parent company (“ParentCo”). The holder of the warrants has the option to purchase an equivalent number of shares of Series F convertible preferred stock in ParentCo at a price of $0.01 per share. The Series F convertible preferred stock holders have the right to convert such preferred stock to common stock at any time, are entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock could be converted, and will have liquidation rights in the event of liquidation. As of December 31, 2020 and 2019, the warrants are held on New Residential’s Consolidated Balance Sheet in Other Assets and carried at $23.2 million and $28.0 million, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following table summarizes the income earned from the Company’s investments in LoanCo and WarrantCo:

Year Ended December 31, 2019
Interest income	$19,912
Interest expense	(6,487)
Change in fair value of consumer loans and warrants	(4,596)
Gain on sale of consumer loans(B)	(10,711)
Other expenses	(3,871)
Net income	$(5,753)
New Residential’s equity in net income	$(1,438)
New Residential’s percentage ownership	25.0%
(A)Data as of, and for the periods ended, November 30, 2019, as a result of the one month reporting lag.
(B)During the year ended December 31, 2019, LoanCo sold, through securitizations which were treated as sales for accounting purposes, $406.1 million in UPB of consumer loans. LoanCo retained $83.9 million of residual interest in the securitizations and distributed them to the LoanCo co-investors, including New Residential.

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

New Residential may also utilize interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2020	2019
Derivative assets
Interest Rate Swaps	Other assets	$—	$155
Interest Rate Lock Commitments	Other assets	289,355	41,346
TBAs	Other assets	789	—
		$290,144	$41,501
Derivative liabilities
Interest Rate Swaps(A)	Accrued expenses and other liabilities	$25	$—
Interest Rate Lock Commitments	Accrued expenses and other liabilities	281	1,455
Forward Loan Sale Commitments	Accrued expenses and other liabilities	—	27
TBAs	Accrued expenses and other liabilities	119,456	5,403
		$119,762	$6,885
(A)Net of $237.7 million and $171.7 million of related variation margin accounts as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2020	2019
Interest Rate Caps(A)	$—	$12,500
Interest Rate Swaps(B)	6,515,000	4,900,000
Interest Rate Lock Commitments	15,031,345	4,043,935
Forward Loan Sale Commitments	—	43,654
TBAs, short position(C)	23,529,408	5,048,000
TBAs, long position(C)	—	11,692,212
(A)As of December 31, 2019, caps LIBOR at 4.0% for $12.5 million of notional. The weighted average maturity of the interest rate caps as of December 31, 2019 was 11 months.
(B)Includes $6.5 billion notional of Receive LIBOR/Pay Fixed of 2.2% and $0.0 billion notional of Receive Fixed of 0.0%/Pay LIBOR with weighted average maturities of 47 months and 0 months, respectively, as of December 31, 2020. Includes $0.0 billion notional of Receive LIBOR/Pay Fixed of 0.0% and $0.9 billion notional of Received Fixed of 1.9%/Pay LIBOR with weighted average maturities of 36 months and 87 months, respectively, as of December 31, 2019.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following table summarizes all income (losses) recorded in relation to derivatives:

	Year Ended December 31,
	2020	2019	2018
Change in fair value of derivative investments(A)
Interest Rate Caps	$—	$(3)	$431
Interest Rate Swaps	(53,467)	(58,918)	(108,098)
TBAs	—	2,778	(567)
	(53,467)	(56,143)	(108,234)
Gain (loss) on settlement of investments, net
Interest Rate Caps	$—	$—	$(603)
Interest Rate Swaps	(2,685)	(8,671)	65,823
TBAs(B)	(72,127)	(121,252)	(10,353)
	(74,812)	(129,923)	54,867
Gain on originated mortgage loans, held for sale, net(A)
Interest Rate Lock Commitments	$249,183	$26,151	$23
TBAs	(115,243)	3,067	(5,064)
Forward Loan Sale Commitments	27	(66)	(283)
	133,967	29,152	(5,324)
Total income (losses)	$5,688	$(156,914)	$(58,691)
(A)Represents unrealized gains (losses).
(B)Excludes $361.8 millionand $53.4 million in loss on settlement and $1.2 million in gain on settlement included as a realized gain on sale of originated mortgage loans, held-for-sale, net (Note 9) for the years ended December 31, 2020, 2019 and 2018, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
12. DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s secured financing agreements and secured notes and bonds payable debt obligations:

	December 31, 2020									December 31, 2019
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$4,043,156	$4,039,564	Feb-21 to Dec-22	2.18%	0.6	$4,370,264	$4,496,831	$4,465,054	19.5	$5,053,207
Agency RMBS(D)	12,682,427	12,682,427	Jan-21	0.24%	0.2	12,929,057	13,715,013	13,800,351	0.9	15,481,677
Non-Agency RMBS(E)	818,063	817,209	Jan-21 to Mar-21	3.48%	0.3	17,183,226	1,534,798	1,548,351	0.7	7,317,519
Real Estate Owned(G) (H)	8,480	8,480	Feb-21 to Dec-22	3.13%	1.9	N/A	N/A	11,098	N/A	63,822
Total Secured Financing Agreements	17,552,126	17,547,680		0.84%	0.3					27,916,225
Secured Notes and Bonds Payable
Excess MSRs(I)	275,088	275,088	Aug-24	4.36%	3.7	101,142,417	317,234	398,969	6.1	217,300
MSRs(J)	2,704,923	2,691,791	Jul-22 to Dec-25	4.52%	3.5	416,212,194	4,457,541	4,400,657	5.6	2,640,036
Servicer Advance Investments(K)	423,144	423,144	Apr-21 to Dec-22	1.45%	1.5	449,150	512,958	538,056	6.0	443,248
Servicer Advances(K)	2,593,643	2,585,575	Apr-21 to Sep-23	2.42%	1.8	2,970,329	3,002,267	3,002,267	0.7	2,738,424
Residential Mortgage Loans(L)	1,045,275	1,039,838	Apr-21 to Aug-60	4.25%	30.2	1,602,289	1,535,095	1,365,250	4.8	864,451
Consumer Loans(M)	625,166	628,759	Sep -37	2.03%	3.6	618,055	682,866	682,866	3.6	816,689
Total Secured Notes and Bonds Payable	7,667,239	7,644,195		3.39%	6.5					7,720,148
Total/Weighted Average	$25,219,365	$25,191,875		1.61%	2.2					$35,636,373
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $48.5 million of associated accrued interest payable as of December 31, 2020.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $25.2 million and $35.1 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $258.0 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $275.1 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $425.1 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.5%; $329.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 4.5%; and $1,950.0 million of capital markets notes with fixed interest rates ranging 3.8% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.2% to 1.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.7 million note payable to Mr. Cooper which includes a $1.5 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $58.3 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.7% (see Note 13 for fair value details), (iii) $150.9 million of MDST

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 13 for fair value details), and (iv) $947.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.2% to 5.0%.
(M)Includes the SpringCastle debt, which is composed of the following classes of asset-backed notes held by third parties: $572.1 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in May 2036.

As of December 31, 2020, New Residential had no outstanding secured financing agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders’ equity. The amount at risk under secured financing agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $17.6 billion of secured financing agreements as of December 31, 2020. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2018	$297,563	$2,360,856	$3,382,455	$11,780,855	$3,898,059	$936,447	$22,656,235
Secured Financing Agreements:
Borrowings	—	—	—	207,138,969	36,177,659	—	243,316,628
Repayments	—	—	—	(196,120,793)	(34,833,314)	—	(230,954,107)
Capitalized deferred financing costs, net of amortization	—	—	—	165	(429)	—	(264)
Secured Notes and Bonds Payable:
Ditech Acquisition(B)	—	—	—	—	209,459	—	209,459
Borrowings	456,741	2,456,410	4,952,585	—	912,445	928,683	9,706,864
Repayments	(537,200)	(2,178,755)	(5,149,327)	—	(383,635)	(1,054,610)	(9,303,527)
Discount on borrowings, net of amortization	—	—	102	—	—	6,169	6,271
Unrealized (gain) loss on notes, fair value	—	—	—	—	1,236	—	1,236
Capitalized deferred financing costs, net of amortization	196	1,525	(4,143)	—	—	—	(2,422)
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$35,636,373
Secured Financing Agreements:
Borrowings	—	—	—	113,228,180	63,453,603	—	176,681,783
Repayments	—	—	—	(122,526,887)	(64,520,481)	—	(187,047,368)
Capitalized deferred financing costs, net of amortization	—	—	—	(853)	(2,107)	—	(2,960)
Secured Notes and Bonds Payable:
Borrowings	193,357	3,575,811	4,072,560	—	875,758	663,047	9,380,533
Repayments	(135,569)	(3,517,429)	(4,245,295)	—	(697,789)	(851,688)	(9,447,770)
Discount on borrowings, net of amortization	—	—	—	—	—	(2,882)	(2,882)
Unrealized (gain) loss on notes, fair value	—	—	—	—	(2,627)	3,593	966
Capitalized deferred financing costs, net of amortization	—	(6,627)	(218)	—	45	—	(6,800)
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,087,882	$628,759	$25,191,875

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.
(B)As a result of the Ditech Acquisition, New Residential acquired the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the respective securities.  See Note 9 for the associated loans.

Maturities

New Residential’s debt obligations as of December 31, 2020 had contractual maturities as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2021	$882,761	$17,186,206	$18,068,967
2022	800,000	1,260,621	2,060,621
2023	1,200,000	302,851	1,502,851
2024	—	583,801	583,801
2025	257,468	1,888,428	2,145,896
2026 and thereafter	1,407,229	—	1,407,229
	$4,547,458	$21,221,907	$25,769,365
(A)Includes secured notes and bonds payable of $4.5 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $17.7 billion and $3.5 billion, respectively.

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of December 31, 2020:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing
Secured Financing Agreements
Residential mortgage loans and REO	$4,913,746	$1,254,198	$3,659,548
New Loan Originations	6,823,000	2,797,437	4,025,563
Secured Notes and Bonds Payable
Excess MSRs	286,380	275,088	11,292
MSRs(B)	3,689,991	2,704,923	985,068
Servicer advances(A)(B)	4,365,000	3,016,787	1,348,213
	$20,078,117	$10,048,433	$10,029,684
(A)New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.
(B)The borrowing capacity for servicing advance and MSR capital notes is equal to the current outstanding principal note balance at December 31,2020.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of December 31, 2020.

2020 Term Loan

On May 19, 2020, the Company, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In conjunction with the 2020 Term Loan, the Company issued common stock purchase warrants (the “2020 Warrants”) to the lenders. The 2020 Warrants expire approximately three years after the issuance date. The Company recorded the value of the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
2020 Term Loan and 2020 Warrants on a relative fair value basis. The estimated fair value of the 2020 Warrants at the date of issuance was approximately $53.5 million and the Company recognized it as a discount to the 2020 Term Loan. Refer to Note 15, Equity and Earnings Per Share, for further details.

In August 2020, the Company made a $51.0 million prepayment on the 2020 Term Loan. As a result, The Company recorded a $5.7 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

In September 2020, the Company used the net proceeds from a senior unsecured note (discussed further below), together with cash on hand, to fully retire all of the outstanding principal balance on the 2020 Term Loan.

The table below summarizes the interest expense on the 2020 Term Loan:

	Year Ended December 31,
	2020	2019
Coupon interest at 11%	$20,435	$—
Amortization of debt discounts and issuance costs	5,006	—
Total	$25,441	$—

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

The Company incurred fees of approximately $9.0 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured senior notes, net of issuance costs on the Consolidated Balance Sheets. For the year ended December 31, 2020, the Company recognized $10.0 million of interest expense. As of December 31, 2020, the unamortized debt issuance costs was approximately $8.4 million.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2020, the Company was in compliance with all covenants.

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
Level 2 - Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates), and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 - Valuations based significantly on unobservable inputs.

New Residential follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2020 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Excess mortgage servicing rights, at fair value(A)	$72,688,905	$310,938	$—	$—	$310,938	$310,938
Excess mortgage servicing rights, equity method investees, at fair value(A)	28,453,512	99,917	—	—	99,917	99,917
Mortgage servicing rights, at fair value(A)	363,269,876	3,489,675	—	—	3,489,675	3,489,675
Mortgage servicing rights financing receivables, at fair value(A)	72,165,951	1,096,166	—	—	1,096,166	1,096,166
Servicer advance investments, at fair value	449,150	538,056	—	—	538,056	538,056
Real estate and other securities	31,869,681	14,244,558	—	13,063,634	1,180,924	14,244,558
Residential mortgage loans, held-for-sale	637,138	509,887	—	—	509,887	509,887
Residential mortgage loans, held-for-sale, at fair value	4,675,833	4,705,816	—	3,059,611	1,646,205	4,705,816
Residential mortgage loans, held-for-investment, at fair value	769,348	674,179	—	—	674,179	674,179
Residential mortgage loans subject to repurchase	1,452,005	1,452,005	—	1,452,005	—	1,452,005
Consumer loans, held-for-investment, at fair value	620,983	685,575	—	—	685,575	685,575
Derivative assets	38,427,601	290,144	—	789	289,355	290,144
Note Receivable	49,075	49,889	—	—	49,889	49,889
Cash and cash equivalents	944,854	944,854	944,854	—	—	944,854
Restricted cash	135,619	135,619	135,619	—	—	135,619
Other assets(B)	N/A	48,032	11,187	—	36,845	48,032
		$29,275,310	$1,091,660	$17,576,039	$10,607,611	$29,275,310
Liabilities:
Secured financing agreements	$17,552,126	$17,547,680	$—	$17,552,126	$—	$17,552,126
Secured notes and bonds payable(C)	7,667,239	7,644,195	—	—	7,651,325	7,651,325
Unsecured senior notes, net of issuance costs	541,516	541,516	—	—	541,516	541,516
Residential mortgage loan repurchase liability	1,452,005	1,452,005	—	1,452,005	—	1,452,005
Derivative liabilities	6,648,152	119,762	—	119,481	281	119,762
Excess spread financing	2,190,991	18,420	—	—	18,420	18,420
Contingent consideration	N/A	14,247	—	—	14,247	14,247
		$27,337,825	$—	$19,123,612	$8,225,789	$27,349,401
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR Financing Receivables, and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.8 million as of December 31, 2020.
(C)Includes the SAFT 2013-1, MDST Trusts, NPL/RPL Securitization Trusts and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $1.7 billion as of December 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2019 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Excess mortgage servicing rights, at fair value(A)	$88,345,237	$379,747	$—	$—	$379,747	$379,747
Excess mortgage servicing rights, equity method investees, at fair value(A)	33,592,554	125,596	—	—	125,596	125,596
Mortgage servicing rights, at fair value(A)	373,850,061	3,967,960	—	—	3,967,960	3,967,960
Mortgage servicing rights financing receivables, at fair value(A)	130,984,870	1,718,273	—	—	1,718,273	1,718,273
Servicer advance investments, at fair value	462,843	581,777	—	—	581,777	581,777
Real estate and other securities	36,159,591	19,477,728	—	11,519,943	7,957,785	19,477,728
Residential mortgage loans, held-for-investment	502,352	441,263	—	—	435,234	435,234
Residential mortgage loans, held-for-sale	1,531,505	1,429,052	—	—	1,438,302	1,438,302
Residential mortgage loans, held-for-sale, at fair value(B)	4,675,806	4,613,612	—	1,099,230	3,514,382	4,613,612
Residential mortgage loans, held-for-investment, at fair value(C)	452,771	484,443	—	—	484,443	484,443
Residential mortgage loans subject to repurchase	172,336	172,336	—	172,336	—	172,336
Consumer loans, held-for-investment	823,917	827,545	—	—	849,739	849,739
Derivative assets	8,360,894	41,501	—	155	41,346	41,501
Cash and cash equivalents	528,737	528,737	528,737	—	—	528,737
Restricted cash	162,197	162,197	162,197	—	—	162,197
Other assets(D)	N/A	60,654	7,952	—	52,703	60,655
		$35,012,421	$698,886	$12,791,664	$21,547,287	$35,037,837
Liabilities:
Secured financing agreements	$27,917,709	$27,916,225	$—	$27,917,709	$—	$27,917,709
Secured notes and bonds payable(E)	7,733,135	7,720,148	—	—	7,779,060	7,779,060
Residential mortgage loan repurchase liability	172,336	172,336	—	172,336	—	172,336
Derivative liabilities	17,379,407	6,885	—	5,430	1,455	6,885
Excess spread financing	2,962,629	31,777	—	—	31,777	31,777
Contingent consideration	N/A	55,222	—	—	55,222	55,222
		$35,902,593	$—	$28,095,475	$7,867,514	$35,962,989
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables, and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes $267.7 million in fair value of loans that are 90 days or more past due.
(C)Includes $21.6 million in fair value of loans that are 90 days or more past due.
(D)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $74.0 million as of December 31, 2019.
(E)Includes the MDST Trusts, SAFT 2013-1 mortgage-backed securities and the 2019-RPL1 asset-backed notes issued for which the fair value option for financial instruments was elected and resulted in a fair value of $659.7 million as of December 31, 2019.

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

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Total
Balance at December 31, 2018	$257,387	$190,473	$147,964	$2,884,100	$1,644,504	$735,846	$8,970,963	$10,628	$2,330,627	$—	$17,172,492
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(32,806)	—	(32,806)
Transfers to Level 3	—	—	—	—	—	—	—	—	315,577	—	315,577
Ditech Acquisition	—	—	—	387,170	—	—	(178,435)	—	381,039	—	589,774
Transfers from MSR financing receivables to MSRs	—	—	—	367,121	(367,121)	—	—	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	(25,174)	—	—	—	(25,174)
Included in change in fair value of excess mortgage servicing rights(D)	(7,559)	(2,946)	—	—	—	—	—	—	—	—	(10,505)
Included in change in fair value of excess mortgage servicing rights, equity method investees(D)	—	—	6,800	—	—	—	—	—	—	—	6,800
Included in servicing revenue, net(E)	—	—	—	(721,356)	—	—	—	—	—	—	(721,356)
Included in change in fair value of MSR financing receivable(D)	—	—	—	—	(189,023)	—	—	—	—	—	(189,023)
Included in change in fair value of servicer advance investments	—	—	—	—	—	10,288	—	—	—	—	10,288
Included in change in fair value of residential mortgage loans	—	—	—	—	—	—	—	—	(63,347)	—	(63,347)
Included in gain (loss) on settlement of investments, net	1,479	30	—	—	—	—	97,191	—	—	—	98,700
Included in other income (loss), net(D)	1,523	819	—	—	—	—	2,101	29,263	—	—	33,706
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	238,217	—	—	—	238,217
Interest income	14,895	17,752	—	—	—	27,666	302,705	—	—	—	363,018
Purchases, sales and repayments
Purchases, net(G)	—	—	—	678,424	652,902	1,622,808	2,058,953	—	11,110,245	—	16,123,332
Proceeds from sales	(10,018)	(57)	—	(1,539)	(22,989)	—	(1,949,300)	—	(10,638,483)	—	(12,622,386)
Proceeds from repayments	(48,074)	(35,957)	(29,168)	—	—	(1,814,831)	(1,559,436)	—	(248,503)	—	(3,735,969)
Originations and other	—	—	—	374,040	—	—	—	—	844,476	—	1,218,516
Balance at December 31, 2019	$209,633	$170,114	$125,596	$3,967,960	$1,718,273	$581,777	$7,957,785	$39,891	$3,998,825	$—	$18,769,854
(continued on next page)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)
	Agency	Non-Agency		MSRs(A)	Mortgage Servicing Rights Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Total
(continued from previous page)
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(718,892)	—	(718,892)
Transfers to Level 3 for the adoption of ASU 2016-13 (See Note 2)	—	—	—	—	—	—	—	—	445,040	827,545	1,272,585
Transfers from MSR financing receivables to MSRs	—	—	—	320,613	(320,613)	—	—	—	—	—	—
Gains (losses) included in net income
Included in provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	(13,404)	—	—	—	(13,404)
Included in change in fair value of excess mortgage servicing rights(D)	(9,510)	(6,722)	—	—	—	—	—	—	—	—	(16,232)
Included in change in fair value of excess mortgage servicing rights, equity method investees(D)	—	—	(3,489)	—	—	—	—	—	—	—	(3,489)
Included in servicing revenue, net(E)	—	—	—	(1,903,905)	—	—	—	—	—	—	(1,903,905)
Included in change in fair value of MSR financing receivable(D)	—	—	—	—	(279,168)	—	—	—	—	—	(279,168)
Included in change in fair value of servicer advance investments	—	—	—	—	—	763	—	—	—	—	763
Included in change in fair value of residential mortgage loans	—	—	—	—	—	—	—	—	(107,604)	—	(107,604)
Included in gain (loss) on settlement of investments, net	66	1	—	—	—	—	(953,541)	—	—	—	(953,474)
Included in other income (loss), net(D)	(10,817)	(1,373)	—	—	—	—	(42,506)	249,183	(8,276)	(6,385)	179,826
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	(580,102)	—	(6,020)	36,472	(549,650)
Interest income	12,299	16,053	—	—	—	18,182	105,373	—	—	24,120	176,027
Purchases, sales and repayments
Purchases, net(G)	—	—	—	449,875	(18,267)	1,294,757	575,030	—	2,415,084	33,041	4,749,520
Proceeds from sales	(1,056)	(5)	—	(11,282)	(4,059)	—	(5,288,480)	—	(3,391,887)	—	(8,696,769)
Proceeds from repayments	(37,970)	(29,775)	(22,190)	—	—	(1,357,423)	(577,543)	—	(305,886)	(229,218)	(2,560,005)
Originations and other	—	—	—	666,414	—	—	(1,688)	—	—	—	664,726
Balance at December 31, 2020	$162,645	$148,293	$99,917	$3,489,675	$1,096,166	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$10,010,709
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
(E)The components of Servicing revenue, net are disclosed in Note 6.
(F)These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2018	$39,304	$117,048	$40,842	$197,194
Transfers
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Acquisitions	—	—	13,893	13,893
Ditech Acquisition(D)	—	209,459	—	209,459
Gains (losses) included in net income
Included in servicing revenue, net(B)	(8,406)	—	—	(8,406)
Included in other income(A)	—	1,236	10,487	11,723
Interest income	—	—	—	—
Purchases, sales and payments				—
Purchases	—	378,569	—	378,569
Proceeds from sales	—	—	—	—
Payments	—	(46,574)	(10,000)	(56,574)
Other	879	—	—	879
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737
Transfers
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Acquisitions	—	—	—	—
Gains (losses) included in net income
Included in servicing revenue, net(B)	(14,164)	—	—	(14,164)
Included in other income(A)	—	966	4,844	5,810
Interest income	—	—	—	—
Purchases, sales and payments
Purchases	—	1,520,382	—	1,520,382
Proceeds from sales	—	—	—	—
Payments	—	(516,769)	(45,819)	(562,588)
Other	807	(1,465)	—	(658)
Balance at December 31, 2020	$18,420	$1,662,852	$14,247	$1,695,519
(A)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.
(B)The components of Servicing revenue, net are disclosed in Note 6.
(C)These gains (losses) were included in net unrealized gain (loss) on securities in the Consolidated Statements of Comprehensive Income.
(D)As a result of the Ditech Acquisition, New Residential acquired MSRs and the servicing on certain residual tranches of Non-Agency RMBS it already owned, and now consolidates the respective securities. See Note 12 for the associated liability.

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

Fair value estimates of New Residential’s MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

Significant increases (decreases) in the discount rates, prepayment or delinquency rates, or costs of servicing, in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following tables summarize certain information regarding the ranges and weighted averages of significant inputs used:

December 31, 2020
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	7.1% - 10.9% (7.8%)	—% - 3.5% (1.4%)	4.4% - 23.3% (10.3%)	15 - 31 (21)	13 - 21 (19)
Recaptured Pools	7% - 11.9% (9.6%)	—% - 4% (0.9%)	—% - 35.0% (20.4%)	21 - 29 (24)	19 - 24 (22)
	7% - 11.9% (8.4%)	—% - 4% (1.2%)	—% - 35.0% (13.8%)	15 - 31 (22)	13 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.6% - 11.9% (9%)	2.6% - 13.9% (10.2)	—% - 13.1% (10%)	5 - 25 (15)	18 - 29 (23)
Recaptured Pools	5.6% - 7.4% (6.1%)	0.2% - 0.5 (0.4)	12.1% - 21.4% (14.2%)	23 - 27 (25)	21 - 23 (23)
	5.6% - 11.9% (8.5%)	0.2% - 13.9 (10.2)	—% - 21.4% (10.7%)	5 - 27 (17)	18 - 29 (23)
Total/Weighted Average—Excess MSRs Directly Held	5.6% - 11.9% (8.5%)	—% - 13.9% (4.8%)	—% - 35.0% (12.3%)	5 - 31 (19)	13 - 29 (21)

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	7.1% - 10.2% (8%)	1.2% - 2.5% (1.6%)	5.2% - 23.3% (8.9%)	15 - 25 (19)	18 - 19 (18)
Recaptured Pools	8.6% - 10.5% (9.3%)	0.6% - 1.7% (1.2%)	11.7% - 28.9% (15%)	22 - 28 (25)	20 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	7.5% - 10.7% (9.0%)	0.6% - 2.2% (1.2%)	5.5% - 29.8% (12.9%)	15 - 28 (22)	18 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	5.6% - 11.9% (8.5%)	—% - 13.9% (3.6%)	—% - 35.0% (12.2%)	5 - 31 (20)	13 - 29 (21)

MSRs (Note 6)
Agency(H)
Mortgage Servicing Rights(J)	7.9% - 23.3% (13.1%)	0.4% - 2.1% (0.9%)	2.5% - 35.5% (20.6%)	25 - 31 (28)	— - 30 (22)
MSR Financing Receivables	12.1%	0.7%	15.9%	25	— - 30 (22)
	7.9% - 23.3% (13.1%)	0.4% - 2.1% (0.9%)	2.5% - 35.5% (20.5%)	25 - 31 (28)	— - 30 (22)
Non-Agency
Mortgage Servicing Rights	9.5% - 16.4% (13.1%)	0.9% - 9.4% (4.9%)	4.3% - 31.6% (18.6%)	26 - 88 (55)	— - 30 (16)
MSR Financing Receivables	7.6%	13.0%	7.9%	48	— - 30 (25)
	7.6% - 16.4% (7.7%)	0.9% - 13.0% (12.9%)	4.3% - 31.6% (8.1%)	26 - 88 (48)	— - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(J)	9.0% - 24.1% (20.3%)	2.3% - 5.6% (4.7%)	16.2% - 35.0% (24.9%)	32 - 50 (45)	— - 30 (27)
	7.6% - 24.1% (12.9%)	0.4% - 13.0% (4.2%)	2.5% - 35.5% (20%)	25 - 88 (35)	— - 30 (23)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	December 31, 2019
	Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity Years(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	8.6%	1.1%	20.3%	21	20
Recaptured Pools	10.7%	0.5%	27.8%	23	23
	9.2%	0.9%	22.3%	22	21
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	9.7%	N/A	15.5%	15	24
Recaptured Pools	7.5%	N/A	17.4%	24	23
	9.4%	N/A	15.8%	16	24
Total/Weighted Average—Excess MSRs Directly Held	9.3%	0.9%	19.4%	19	22

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	9.3%	1.4%	23.7%	19	19
Recaptured Pools	10.3%	0.8%	26.7%	24	22
Total/Weighted Average—Excess MSRs Held through Investees	9.8%	1.1%	25.1%	21	20

Total/Weighted Average—Excess MSRs All Pools	9.5%	1.0%	21.4%	20	21

MSRs (Note 6)
Agency(H)
Mortgage Servicing Rights(I)	12.5%	1.0%	23.3%	28	22
MSR Financing Receivables(I)	15.4%	0.4%	15.8%	27	25
	12.9%	0.9%	22.2%	28	22
Non-Agency
Mortgage Servicing Rights	11.6%	1.2%	22.1%	31	16
MSR Financing Receivables(I)	8.3%	14.4%	9.3%	47	25
	8.4%	14.2%	9.5%	47	25
Ginnie Mae
Mortgage Servicing Rights(J)	16.2%	4.4%	28.1%	42	27
	12.3%	4.1%	20.0%	33	23
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. As of December 31, 2020 and 2019, weighted average costs of subservicing of $6.20-$7.50 ($7.00) and $7.18, respectively, per loan per month was used to value the agency MSRs, including MSR Financing Receivables. Weighted average costs of subservicing of $10.90 and $11.28, respectively, per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. Weighted average cost of subservicing of $8.90 and $9.20, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(G)For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.
(H)Represents Fannie Mae and Freddie Mac MSRs.
(I)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(J)Includes valuation of the related Excess spread financing (Note 6).

With respect to valuing the Ocwen-serviced MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of December 31, 2020 and 2019, weighted average discount rates of 7.8% (range 7.5% -8.0%) and 7.8%, respectively, were used to value New Residential’s Excess MSRs (directly and through equity method investees). As of December 31, 2020 and 2019, weighted average discount rates of 7.7% (range 7.3%-13.0%) and 7.8% were used to value New Residential’s MSRs, respectively. As of December 31, 2020 and 2019, weighted average discount rates of 9.4% (range 7.4%-9.5%) and 8.9%, respectively, were used to value New Residential’s MSR financing receivables.

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

When valuing MSRs and Excess MSRs, New Residential uses the following criteria to determine the significant inputs:

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions like home price appreciation, current level of interest rates as well as loan level factors such as the borrower’s interest rate, FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis. New Residential considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.
•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the unpaid principal balance that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and loan-to-value ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by New Residential’s servicers and subservicers, and delinquency experience over the past year. New Residential believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.
•Recapture Rates: Recapture rates are based on actual average recapture rates experienced by New Residential’s servicers and subservicers on similar residential mortgage loan pools. Generally, New Residential looks to three to six months’ worth of actual recapture rates, which it believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the form of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer or subservicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer or subservicer, the customer retention programs offered by the servicer or subservicer and the historical recapture rates.
•Mortgage Servicing Amount or Excess Mortgage Servicing Amount: For existing mortgage pools, mortgage servicing amount and excess mortgage servicing amount projections are based on the actual total mortgage servicing amount, in excess of a basic fee as applicable. For loans expected to be refinanced by the related servicer or subservicer and subject to a recapture agreement, New Residential considers the mortgage servicing amount or excess mortgage servicing amount on loans recently originated by the related servicer over the past three months and other general market considerations. New Residential believes this time period provides a reasonable sample for projecting future mortgage servicing amounts and excess mortgage servicing amounts while taking into account current market conditions.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
•Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral.
•Cost of subservicing: The costs of subservicing used by New Residential are based on available market data for various loan types and delinquency statuses.

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2020	1.1% - 1.7% (1.7%)	9.3% - 9.3% (9.3%)	6.9% - 9.1% (9.0%)	17.1 - 19.8 (19.7) bps	5.2% - 5.7% (5.2%)	22.3
December 31, 2019	1.4%	10.6%	15.7%	19.6 bps	5.3%	22.9
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.0 bps and 10.1 bps which represent the amounts New Residential paid its servicers as a monthly servicing fee as of December 31, 2020 and 2019, respectively.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
When valuing Servicer Advance Investments, New Residential uses the following criteria to determine the significant inputs:

•Servicer advance balance: Servicer advance balance projections are in the form of a “vector” that varies over the expected life of the residential mortgage loan pool. The servicer advance balance projection is based on assumptions that reflect factors such as the borrower’s expected delinquency status, the rate at which delinquent borrowers re-perform or become current again, servicer modification offer and acceptance rates, liquidation timelines and the servicers’ stop advance and clawback policies.
•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. New Residential considers collateral-specific prepayment experience when determining this vector.
•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed recent mortgage payment(s) as well as loan- and borrower-specific characteristics such as the borrower’s FICO score, the loan-to-value ratio, debt-to-income ratio, occupancy status, loan documentation, payment history and previous loan modifications. New Residential believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.
•Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. New Residential projects the weighted average mortgage servicing amount based on its projections for prepayment rates.
•LIBOR: The performance-based incentive fees on Mr. Cooper-serviced Servicer Advance Investments portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.
•Discount Rate: The discount rates used by New Residential are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2020
Agency RMBS	$12,491,152	$12,951,608	$13,063,634	$—	$13,063,634	2
Non-Agency RMBS(C)	19,378,530	1,153,643	1,171,209	9,715	1,180,924	3
Total	$31,869,682	$14,105,251	$14,234,843	$9,715	$14,244,558
December 31, 2019
Agency RMBS	$11,301,603	$11,474,338	$11,519,943	$—	$11,519,943	2
Non-Agency RMBS(C)	24,857,988	7,307,837	7,953,573	4,212	7,957,785	3
Total	$36,159,591	$18,782,175	$19,473,516	$4,212	$19,477,728
(A)New Residential generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold New Residential the security) for Non-Agency RMBS. New Residential evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if New Residential receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for non-agency RMBS, there is a wide disparity between the quotes New Residential receives. New Residential believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on New Residential’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. New Residential has not adjusted any of the quotes received in the periods presented. New Residential’s Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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

For 99.0% of New Residential’s Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$1,168,765	3.5% - 15.0% (4.3%)	7.0% - 25.0% (14.3%)	0.5% - 12.0% (1.4%)	20.0% - 88.0% (30.0%)
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

(B)New Residential was unable to obtain quotations from more than one source on these securities. For approximately $0.0 million in 2020 and $0.7 million in 2019, the one source was the party that sold New Residential the security.
(C)Includes New Residential’s interest-only notes for which the fair value option for financial instruments was elected.

Residential Mortgage Loans Valuation

New Residential, through its wholly owned subsidiary, NewRez, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired Loans	$1,633,628	3.3% - 8.5% (4.6%)	0.2% - 5.5% (2.6%)	2.0% - 25.0% (5.0%)	3.0% - 50.0% (27.1%)
Originated Loans	12,577	4.8%	5.5%	4.5%	50.0%
Residential Mortgage Loans Held-for-Sale, at Fair Value	$1,646,205
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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential Mortgage Loans Held-for-Investment, at Fair Value	$674,179	6.5% - 9.0% (6.8%)	2.3% - 2.9% (2.4%)	2.0% - 6.6% (6.2%)	30.0% - 65.8% (62.5%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing consumer loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer Loans Held-for-Investment, at Fair Value	685,575	7.5% - 9.7% (7.5%)	19.2% - 35.1% (19.3%)	5.2% - 20.7% (5.2%)	77.8% - 90.2% (77.9%)

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs (net)	$289,074	—% - 100% (80.5%)	0.70 - 270.58 (106.09)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing Mortgage-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage-Backed Securities Issued	$1,662,852	1.8% - 4.5% (3.1%)	3.1% - 30% (10.2%)	0.5% - 10.5% (7.4%)	20.0% - 90.0% (55.2%)

Contingent Consideration Valuation

As additional consideration for the Guardian Acquisition, New Residential may make up to four cash earnout payments, calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to an aggregate maximum amount of $17.5 million (the “Guardian Earnout Payments”), which will be calculated following the end of each calendar year with the final payment being calculated as of the fourth anniversary date of the Guardian closing. On April 10, 2020, New Residential made its first Guardian Earnout Payment of $1.9 million. As described above, in accordance with ASC 805, New Residential measures its contingent consideration at fair value on a recurring basis using a scenario-based method to weigh the probability of multiple outcomes to arrive at an expected payment cash flow and then discounts the expected cash flow. The inputs utilized in valuing the contingent consideration include a discount rate of 9% and the application of probability weighting of income scenarios, which are significant unobservable inputs and therefore, contingent consideration is classified as Level 3 in the fair value hierarchy.

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

As of December 31, 2020 and 2019, assets measured at fair value on a nonrecurring basis were $532.1 million and $1,242.2 million, respectively. The $532.1 million of assets at December 31, 2020 include approximately $504.0 million of residential mortgage loans held-for-sale and $28.1 million of REO. The $1,242.2 million of assets at December 31, 2019 include approximately $1,189.5 million of residential mortgage loans held-for-sale and $52.7 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the ranges and weighted averages of significant inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2020
Performing Loans	$129,345	4.8% - 8.5% (6.7%)	3.1 - 9.1 4.5	5.1% - 9.9% (8.8%)	0.2% - 7.8% (2.0%)	28.7% - 100.0% (46.2%)
Non-Performing Loans	380,542	7.5% - 9.0% (7.5%)	2.9 - 3.8 3.3	2.0% - 2.0% (2.0%)	2.9% - 2.9% (2.9%)	8.5% - 30.0% (29.5%)
Total/Weighted Average	$509,887	7.3%	3.6	3.7%	2.6%	33.7%
December 31, 2019
Performing Loans	$707,106	4.2%	4.1	11.7%	2.6%	27.3%
Non-Performing Loans	482,401	5.5%	3.1	3.0%	2.9%	30.0%
Total/Weighted Average	$1,189,507	4.7%	3.7	8.2%	2.7%	28.4%
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2020 consisted of an additional valuation allowance of $113.0 million for residential mortgage loans offset by a reversal of prior valuation allowance of $2.7 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2019 consisted of a reversal of prior valuation allowance of $20.0 million for residential mortgage loans and a reversal of prior valuation allowance of $0.6 million for REO.

14. Variable Interest Entities

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of December 31, 2020. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2020, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $328.4 million and $306.9 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

During the third quarter of 2020, New Residential formed entities, (collectively, the “NPL/RPL Securitizations”) that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. New Residential determined that the NPL/RPL Securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the NPL/RPL Securitizations and 2) significant variable interests in each of the NPL/RPL Securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the NPL/RPL Securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the NPL/RPL Securitizations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The following table comprises unconsolidated bonds retained pursuant to required risk retention regulations:

	As of and for the Year Ended December 31,
	2020	2019
Residential mortgage loan UPB	$14,211,351	$19,590,978
Weighted average delinquency(A)	10.06%	1.25%
Net credit losses	$76,725	$9,354
Face amount of debt held by third parties(B)	$12,671,168	$17,946,939

Carrying value of bonds retained by New Residential(C) (D)	$1,361,624	$1,656,712
Cash flows received by New Residential on these bonds	$315,939	$270,739
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

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of December 31, 2020, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s consolidated balance sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
December 31, 2020
Assets
Servicer advance investments, at fair value	$522,901	$—	$—	$—	$522,901
Residential mortgage loans, held-for-investment, at fair value	—	—	358,629	—	358,629
Residential mortgage loans, held-for-sale	—	—	346,250	—	346,250
Residential mortgage loans, held-for-sale, at fair value	—	—	614,868	—	614,868
Consumer loans, held-for-investment, at fair value	—	—	—	682,932	682,932
Cash and cash equivalents	53,012	39,031	—	—	92,043
Restricted cash	2,808	—	—	8,090	10,898
Other assets	891	9,151	30,621	9,201	49,864
Total Assets	$579,612	$48,182	$1,350,368	$700,223	$2,678,385
Liabilities
Secured notes and bonds payable(A)	$414,576	$—	$1,034,093	$628,759	$2,077,428
Accrued expenses and other liabilities	1,092	9,455	1,661	764	12,972
Total Liabilities	$415,668	$9,455	$1,035,754	$629,523	$2,090,400
December 31, 2019
Assets
Servicer advance investments, at fair value	$565,271	$—	$—	$—	$565,271
Residential mortgage loans, held-for-investment, at fair value	—	—	913,030	—	913,030
Consumer loans, held-for-investment	—	—	—	818,943	818,943
Cash and cash equivalents	30,065	23,802	—	—	53,867
Restricted cash	5,350	—	—	9,073	14,423
Other assets	2,414	3,556	4,534	12,409	22,913
Total Assets	$603,100	$27,358	$917,564	$840,425	$2,388,447
Liabilities
Secured notes and bonds payable(A)	$433,300	$—	$659,738	$820,658	$1,913,696
Accrued expenses and other liabilities	1,593	4,187	10,132	4,126	20,038
Total Liabilities	$434,893	$4,187	$669,870	$824,784	$1,933,734
(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 7), the Shelter JVs, (Note 9), and Consumer Loans (Note 10).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	December 31, 2020			December 31, 2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$163,944	$38,727	$96,418	$168,207	$23,171	$46,510
Others’ ownership interest	26.8%	50.1%	46.5%	26.8%	49.0%	46.5%
Others’ interest in equity of consolidated subsidiary	$43,882	$19,402	$45,384	$45,025	$11,354	$22,171

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$3,326	$31,188	$77,760	$15,892	$12,717	$69,143	$7,209	$3,135	$79,539
Others’ ownership interest as a percent of total	26.8%	50.1%	46.5%	26.8%	49.0%	46.5%	27.4%	51.0%	46.5%
Others’ interest in net income of consolidated subsidiaries	$891	$15,625	$36,158	$4,255	$6,231	$32,151	$1,978	$1,599	$36,987
(A)As a result, New Residential owned 73.2%, 73.2% and 72.6% of the Buyer, on average during the years ended December 31, 2020, 2019 and 2018, respectively. See Note 12 regarding the financing of Servicer Advance Investments.

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
DECEMBER 31, 2020, 2019 and 2018
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

The following table summarizes the Company’s ATM Program activity:

Quarter Ended	Number of Common shares	Average price per share	Gross Proceeds	Fees	Net Proceeds
March 31, 2020(A)	97,394	$—	$1,662	$—	$1,649
June 30, 2020	—	—	—	—	—
September 30, 2020	—	—	—	—	—
December 31, 2020	—	—	—	—	—
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

The table below summarizes Preferred Shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2020	2019	2020	2019	Issuance Discount	Carrying Value	2020	2019	2018
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	$155,250	3.15%	$150,026	$1.88	$1.16	$—
Series B, 7.125% issued August 2019	11,300	11,300	282,500	282,500	3.15%	273,418	1.78	0.89	—
Series C, 6.375% issued February 2020	16,100	—	402,500	—	3.15%	389,548	1.60	—	—
Total	33,610	17,510	$840,250	$437,750		$812,992	$5.26	$2.05	$—
(A)Each series has a liquidation preference of $25.00 per share.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
On December 16, 2020, New Residential’s board of directors declared fourth quarter 2020 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 per share of Preferred Series C or $2.91 million, $5.03 million, and $6.41 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 22, 2018	April 2018	0.50	168.1
June 21, 2018	July 2018	0.50	169.9
September 20, 2018	October 2018	0.50	170.2
December 20, 2018	January 2019	0.50	184.6
March 25, 2019	April 2019	0.50	207.7
June 18, 2019	July 2019	0.50	207.8
September 23, 2019	October 2019	0.50	207.8
December 16, 2019	January 2020	0.50	207.8
March 31, 2020	April 2020	0.05	20.8
June 22, 2020	July 2020	0.10	41.6
September 23, 2020	October 2020	0.15	62.4
December 16, 2020	January 2021	0.20	82.9

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2020.

On August 20, 2019, New Residential announced that its board of directors had authorized the repurchase of up to $200.0 million of its common stock through December 31, 2020. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases were made for the year ended December 31, 2019. The Company repurchased 1.0 million shares at an aggregate price of $7.4 million for the year ended December 31, 2020.

On November 2, 2020, New Residential announced that its board of directors had authorized the repurchase of up to $100.0 million of its preferred stock, which includes its 7.500% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases were made for the year ended December 31, 2020.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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

The table below summarizes the 2020 Warrants:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
December 31, 2019 outstanding warrants	—	$—
Granted	43.4	6.79	(A)
Exercised	—	—
Expired	—	—
December 31, 2020 outstanding warrants	43.4	$6.79
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 9,739, 4,600,000 and 5,799,166 were made on January 1, 2021, 2020 and 2019, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 7,000 shares of common stock. The fair value of such options was not material at the date of grant.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
New Residential’s outstanding options were summarized as follows:

	December 31,
	2020	2019
Held by the Manager	11,991,622	10,511,167
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,430,033	2,290,749
Issued to the independent directors	7,000	7,000
Total	14,428,655	12,808,916

The following table summarizes New Residential’s outstanding options as of December 31, 2020. The last sales price on the New York Stock Exchange for New Residential’s common stock in the year ended December 31, 2020 was $9.94 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2020	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2020 (millions)
Directors	Various	7,000	7,000	$13.57	$—
Manager(C)	2017	1,130,916	1,130,916	13.95	—
Manager(C)	2018	5,320,000	4,735,167	16.67	—
Manager(C)	2019	6,351,000	4,327,900	16.13	—
Manager(C)	2020	1,619,739	539,913	17.41	—
Outstanding		14,428,655	10,740,896
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends. A portion of New Residential’s 2018 dividends was deemed to be a return of capital and the exercise prices were adjusted accordingly.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2018	$16.55 to $18.02	1,159,833
2019	$15.14 to $16.68	1,270,200
Total		2,430,033

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
December 31, 2018 outstanding options	8,498,138
Options granted	6,352,000	$16.20
Options exercised	(2,041,222)	$13.88
Options expired unexercised	—
December 31, 2019 outstanding options	12,808,916
Options granted	1,619,739	$17.41
Options exercised	—	$—
Options expired unexercised	—
December 31, 2020 outstanding options	14,428,655	See table above

Income and Earnings Per Share

New Residential is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,357,684)	$605,933	$1,004,531
Noncontrolling interests in income of consolidated subsidiaries	52,674	42,637	40,564
Dividends on preferred stock	54,295	13,281	—
Net income (loss) attributable to common stockholders	$(1,464,653)	$550,015	$963,967

Basic weighted average shares of common stock outstanding	415,513,187	408,789,642	341,268,923
Dilutive effect of stock options(A)	—	200,465	1,868,438
Dilutive effect of common stock purchase warrants(A)	—	—	—
Diluted weighted average shares of common stock outstanding	415,513,187	408,990,107	343,137,361

Basic earnings per share attributable to common stockholders	$(3.52)	$1.35	$2.82
Diluted earnings per share attributable to common stockholders	$(3.52)	$1.34	$2.81
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options	$—	$—	$—
Common stock purchase warrants	7,328,961	—	—

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
Capital Commitments — As of December 31, 2020, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 6 for MSR investment commitments and to Note 20 for additional capital commitments entered into subsequent to December 31, 2020, if any):

MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and NewRez, are generally obligated to fund future servicer advances related to the loans it is obligated to service. The actual amount of future advances purchased will be based on: (a) the credit and prepayment performance of the underlying loans, (b) the amount of advances recoverable prior to liquidation of the related collateral and (c) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 6 and 7 for information on New Residential’s MSRs and Servicer Advance Investments, respectively.

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

In addition, as the issuer of Ginnie Mae guaranteed securitizations, NewRez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally exercises its option to repurchase loans that will result in an economic benefit. As of December 31, 2020, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $9.8 million and $1.5 billion, respectively. See Notes 6 and 9 for information on New Residential’s Ginnie Mae Buy-Back Option and mortgage origination, respectively.

Mortgage Origination Unfunded Commitments — As of December 31, 2020, NewRez was committed to fund approximately $15.0 billion of mortgage loans and had no forward loan sale commitments.

Residential Mortgage Loans — As part of its investment in residential mortgage loans, New Residential may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 9 for information on New Residential’s residential mortgage loans.

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $23.2 million of unfunded and available revolving credit privileges as of December 31, 2020. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — New Residential, through its wholly-owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Rent expense, net of sublease income for the year ended December 31, 2020, 2019 and 2018 totaled $13.4 million, $10.3 million and $4.8 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of December 31, 2020, future commitments under the non-cancelable leases are as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)

Year Ending	Amount
2021	$13,439
2022	10,118
2023	5,887
2024	2,770
2025	2,146
2026 and thereafter	—
Total remaining undiscounted lease payments	34,360
Less: imputed interest	3,090
Total remaining discounted lease payments	$31,270

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.1 million due in the future periods.

Other information related to operating leases is summarized below:

	December 31,
	2020	2019
Weighted-average remaining lease term (years)	3.2	3.9
Weighted-average discount rate	4.5%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At December 31, 2020, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 12.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
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

In addition, the Manager is entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) New Residential’s funds from operations before the incentive compensation, excluding funds from operations from the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Drive Shack on the date of the spin-off and the prices per share of New Residential’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations will be computed on an unconsolidated basis. The computation of funds from operations may be adjusted at the direction of New Residential’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations is determined from the date of the spin-off and without regard to Drive Shack’s prior performance.

In addition to the management fee and incentive compensation, New Residential is responsible for reimbursing the Manager for certain expenses paid by the Manager on behalf of New Residential.

In March 2020, the Company and certain of its subsidiaries sold (collectively, the “Sale”) through a broker-dealer to six purchasers (collectively, “the Purchasers”) of a portfolio consisting of non-agency residential mortgage-backed securities with an aggregate face value of approximately $6.1 billion (the “Securities”). The Sale generated proceeds of approximately $3.3 billion in the aggregate, excluding any unpaid but accrued interest. The Purchasers included an entity affiliated with funds managed by an affiliate of the Manager (the “Fortress Purchaser”), which purchased approximately $1.85 billion of Securities in aggregate face value for approximately $1.0 billion. In connection with the sale of the Securities to the Fortress Purchaser, the Company agreed to exercise certain rights, including call rights, that the Company holds under the securitization transactions with respect to the Securities sold to the Fortress Purchaser solely upon written direction by the Fortress Purchaser. Such rights include the rights, if any, to (i) amend and/or terminate the transactions contemplated by certain related residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements, (ii) acquire certain of the related residential mortgage loans, real estate owned and certain other assets in the trust subject to such residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements in connection with such amendment or termination against delivery of the applicable termination payment, and (iii) if applicable, direct certain related servicers, holders of subordinate securities and/or other applicable parties, to exercise the rights in (i) and (ii). Pursuant to such agreement, the Company and the Fortress Purchaser would share equally in any profits or losses arising from the exercise of any such rights, other than if the Company elects not to participate in the related transaction, in which case the Fortress Purchaser would realize all of the profits and bear all of the losses with respect thereto.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 12 and 15 to the Consolidated Financial Statements for further details.

Due to affiliates is composed of the following amounts:

	December 31,
	2020	2019
Management fees	$7,478	$7,076
Incentive compensation	—	91,892
Expense reimbursements and other	1,972	4,914
Total	$9,450	$103,882
Affiliate expenses and fees were comprised of:

	Year Ended December 31,
	2020	2019	2018
Management fees	$89,134	$79,472	$62,594
Incentive compensation	—	91,892	94,900
Expense reimbursements(A)	500	500	500
Total	$89,634	$171,864	$157,994
(A)    Included in General and Administrative Expenses in the Consolidated Statements of Income.

See Note 5 regarding co-investments with Fortress-managed funds.

See Note 15 regarding options granted to the Manager.

18. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income Components	Statement of Income Location	Year Ended December 31,
		2020	2019	2018
Reclassification of net realized (gain) loss on securities into earnings	Gain (loss) on settlement of investments, net	$(753,713)	$(205,989)	$29,936
Reclassification of net realized (gain) loss on securities into earnings	Other-than-temporary impairment on securities	13,404	25,174	30,017
Total reclassifications		$(740,309)	$(180,815)	$59,953
New Residential allocated $1.5 million of income tax expense to other comprehensive income for the year ended December 31, 2020.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
19. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(2,197)	$148	$6,146
State and Local	4,084	3,411	477
Total Current Income Tax Expense (Benefit)	1,887	3,559	6,623
Deferred:
Federal	17,516	28,939	(68,907)
State and Local	(2,487)	9,268	(11,147)
Total Deferred Income Tax Expense (Benefit)	15,029	38,207	(80,054)
Total Income Tax (Benefit) Expense	$16,916	$41,766	$(73,431)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2020. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various business segments, including servicing, origination, and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 4 (Segment Reporting) for further details.

The decrease in income tax expense for the year ended December 31, 2020 is primarily driven by deferred tax benefits resulting from changes in the fair value of loans and MSRs during the first quarter of 2020, offset by deferred and current tax expense generated from income in the servicing and origination business segments.

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

The increase in income tax expense for the year ended December 31, 2019 is primarily due to deferred tax expense generated by MSR income and loan origination income attributable to New Residential TRSs.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2020	2019	2018
Provision at the statutory rate	21.00%	21.00%	21.00%
Non-taxable REIT income	(26.30)%	(16.26)%	(25.44)%
State and local taxes	3.70%	2.36%	(1.19)%
Change in valuation allowance	—%	—%	(2.31)%
Change in federal tax rate	—%	—%	—%
Other	0.43%	0.66%	(0.30)%
Total provision	(1.17)%	7.76%	(8.24)%

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses and tax credit carryforwards(A)	$5,636	$79,897
Basis Differences related to assets and investments	18,868	16,279
Unrealized mark to market	75	10,084
Other	630	1,194
Total deferred tax assets	25,209	107,454
Less valuation allowance	—	—
Net deferred tax assets	$25,209	$107,454

Deferred tax liabilities:
Mortgage servicing rights	$(16,189)	$(65,582)
Basis Differences related to assets and investments	(12,539)	(29,022)
Fixed asset depreciation	(1,231)	(4,181)
Other	(3,109)	—
Total deferred tax (liability)	$(33,068)	$(98,785)

Net deferred tax assets (liability)	$(7,859)	$8,669
(A)As of December 31, 2020, New Residential’s TRSs had approximately $15.0 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $13.8 million of these federal and state net operating loss carryforwards will begin to expire in 2034. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2020, the Company believes it is more likely than not that it will fully realize its deferred tax assets.

New Residential and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, New Residential is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2017. New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2020, New Residential has no material uncertainties to be recognized. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2020(A)	$0.62	78.01%	—%	21.99%
2019(B)	1.87	77.53%	15.82%	6.65%
2018(C)	1.60	78.03%	1.03%	20.94%
(A)The entire $0.20 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except share data)
(B)The entire $0.50 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020.
(C)The entire $0.50 per share dividend declared in December 2018 and paid in January 2019 is treated as received by stockholders in 2019.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2020(A)	$1.88	100%	—%	—%
2019	$0.69	84.18%	15.82%	—%
(A)The entire $0.47 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2020(A)	$1.78	100%	—%	—
2019	$0.45	84.18%	15.82%	—%
(A)The entire $0.45 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series C Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2020(A)	$1.20	100%	—%	—%
(A)The entire $0.40 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

20. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2020 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On December 16, 2020, New Residential’s board of directors declared a fourth quarter 2020 dividend of $0.20 per common share or $82.9 million, which was paid on January 29, 2021 to stockholders of record as of December 31, 2020.

On February 8, 2021, New Residential’s board of directors authorized the repurchase of up to $200.0 million of its common stock through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. No share repurchases have been made as of the date of issuance of these consolidated financial statements. The share repurchase program may be suspended or discontinued at any time.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financing Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2020 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

Item 11. Executive Compensation

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

Item 13. Certain Relationships and Related Transactions, Director Independence

The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors—Determination of Director Independence” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits; Financial Statement Schedules

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
Certificate of Designations of New Residential Investment Corp., designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to New Residential Investment Corp.’s Form 8-A filed February 14, 2020)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)

4.4	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.5	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.6	Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.7	Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.8	Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9	Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.10	Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.11	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.12	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.14	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.15	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.16	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17	Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.18	Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.19	Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.20	Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.21	Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.22
Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.23
Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

4.24	Description of Securities Registered under Section 12 of the Exchange Act

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#
Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47
Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.48#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.49#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.51	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.52	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.53#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.54#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.55#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.56	Amendment No. 2 to New RMSR Agreement, dated as of October 5, 2020, by and among PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC), HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.57#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to New Residential Investment Coop.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.58	Amendment No. 1 to Subservicing Agreement, dated as of October 5, 2020, by and between NewRez, LLC (as successor-in-interest to New Penn Financial, LLC) d/b/a Shellpoint Mortgage Servicing and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.58 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.59	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.60
Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among New Residential Investment Corp., as Parent and the Borrower, and Certain Subsidiaries of New Residential Investment Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.61	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.62	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.62 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.63	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.63 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.64	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.64 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.65	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.65 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
10.66	Registration Rights Agreement, dated May 19, 2020, by and among New Residential Investment Corp. and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)
21.1	List of Subsidiaries of New Residential Investment Corp.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules and exhibits may have been omitted.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEW RESIDENTIAL INVESTMENT CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board

February 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 16, 2021		February 16, 2021

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 16, 2021		February 16, 2021

By:	/s/ Douglas L. Jacobs	By:	/s/ Andrew Sloves
Douglas L. Jacobs		Andrew Sloves
Director		Director
February 16, 2021		February 16, 2021

By:	/s/ Pamela F. Lenehan	By:	/s/ Alan L. Tyson
Pamela F. Lenehan		Alan L. Tyson
Director		Director
February 16, 2021		February 16, 2021

By:	/s/ Robert J. McGinnis
Robert J. McGinnis
Director
February 16, 2021