Form 10-Q
period 2021-03-31
New Residential Investment Corp.
filed 2021-05-06
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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
Common stock, $0.01 par value per share: 466,647,263 shares outstanding as of April 30, 2021.

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
•our ability to pay distributions on our common stock; and
•risks associated with the acquisition of Caliber Home Loans Inc., including the risk that a condition to closing the acquisition may not be satisfied, potential adverse impacts on our business and operations from uncertainties associated with the acquisition and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Excess mortgage servicing rights assets, at fair value	$402,454	$410,855
Mortgage servicing rights, at fair value	4,023,559	3,489,675
Mortgage servicing rights financing receivables, at fair value	1,021,780	1,096,166
Servicer advance investments, at fair value(A)	517,557	538,056
Real estate and other securities	14,606,157	14,244,558
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,295,738	1,359,754
Residential mortgage loans, held-for-sale ($5,600,476 and $4,705,816 at fair value, respectively)	5,923,555	5,215,703
Residential mortgage loans subject to repurchase(B)	1,493,449	1,452,005
Cash and cash equivalents(A)	1,038,482	944,854
Restricted cash(A)	136,036	135,619
Servicer advances receivable	2,895,073	3,002,267
Receivable for investments sold	4,180	4,180
Other assets(A)	1,826,109	1,358,422
	$35,184,129	$33,252,114
Liabilities and Equity
Liabilities
Secured financing agreements	$19,522,460	$17,547,680
Secured notes and bonds payable ($1,260,557 and $1,662,852 at fair value, respectively)(A)	7,107,875	7,644,195
Residential mortgage loan repurchase liability(B)	1,493,449	1,452,005
Unsecured senior notes, net of issuance costs	541,966	541,516
Payable for investments purchased	154	154
Due to affiliates	8,822	9,450
Dividends payable	90,138	90,128
Accrued expenses and other liabilities(A)	797,452	537,302
	29,562,316	27,822,430
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 39,100,000 shares authorized, 33,610,000 issued and outstanding, $840,250 aggregate liquidation preference	812,992	812,992
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 414,797,263 and 414,744,518 issued and outstanding, respectively	4,149	4,148
Additional paid-in capital	5,547,607	5,547,108
Retained earnings (accumulated deficit)	(914,304)	(1,108,929)
Accumulated other comprehensive income	72,385	65,697
Total New Residential stockholders’ equity	5,522,829	5,321,016
Noncontrolling interests in equity of consolidated subsidiaries	98,984	108,668
Total equity	5,621,813	5,429,684
	$35,184,129	$33,252,114
(A)The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (New Residential). As of March 31, 2021, and December 31, 2020, total assets of consolidated VIEs were $2.2 billion and $2.7 billion, respectively, and total liabilities of consolidated VIEs were $1.7 billion and $2.1 billion, respectively. See Note 13 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Interest income	$253,735	$402,373
Servicing revenue, net of change in fair value of $217,911 and $(649,375), respectively	513,548	(289,115)
Gain on originated mortgage loans, held-for-sale, net	403,434	173,577
	1,170,717	286,835
Expenses
Interest expense	118,905	216,855
General and administrative expenses	362,505	275,099
Management fee to affiliate	22,162	21,721
	503,572	513,675
Other Income (Loss)
Change in fair value of investments	(265,566)	(566,276)
Gain (loss) on settlement of investments, net	1,729	(799,572)
Other income (loss), net	(23,320)	(36,790)
	(287,157)	(1,402,638)
Impairment
Provision (reversal) for credit losses on securities	(894)	44,149
Valuation and credit loss provision (reversal) on loans and real estate owned	(18,713)	100,496
	(19,607)	144,645
Income (Loss) Before Income Taxes	399,595	(1,774,123)
Income tax expense (benefit)	98,259	(166,868)
Net Income (Loss)	$301,336	$(1,607,255)
Noncontrolling interests in income of consolidated subsidiaries	9,394	(16,162)
Dividends on preferred stock	14,358	11,222
Net Income (Loss) Attributable to Common Stockholders	$277,584	$(1,602,315)

Net Income (Loss) Per Share of Common Stock
Basic	$0.67	$(3.86)
Diluted	$0.65	$(3.86)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	414,795,505	415,589,155
Diluted	429,491,379	415,589,155

Dividends Declared per Share of Common Stock	$0.20	$0.05

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$301,336	$(1,607,255)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	8,565	34,375
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings:
Gain (loss) on settlement of investments, net	(983)	(754,540)
Provision (reversal) for credit losses on securities	(894)	44,149
	(1,877)	(710,391)
Comprehensive income (loss)	308,024	(2,283,271)
Comprehensive income (loss) attributable to noncontrolling interests	9,394	(16,162)
Dividends on preferred stock	14,358	11,222
Comprehensive income (loss) attributable to common stockholders	$284,272	$(2,278,331)

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.20 per share	—	—	—	—	—	(82,959)	—	(82,959)	—	(82,959)
Dividends declared on preferred stock	—	—	—	—	—	(14,358)	—	(14,358)	—	(14,358)
Capital distributions	—	—	—	—	—	—	—	—	(19,078)	(19,078)
Director share grants	—	—	52,745	1	499	—	—	500	—	500
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	291,942	—	291,942	9,394	301,336
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	8,565	8,565	—	8,565
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(1,877)	(1,877)	—	(1,877)
Total comprehensive income (loss)								298,630	9,394	308,024
Balance at March 31, 2021	33,610,000	$812,992	414,797,263	$4,149	$5,547,607	$(914,304)	$72,385	$5,522,829	$98,984	$5,621,813

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13	—	—	—	—	—	13,658	—	13,658	16,795	30,453
Dividends declared on common stock, $0.05 per share	—	—	—	—	—	(20,782)	—	(20,782)	—	(20,782)
Dividends declared on preferred stock	—	—	—	—	—	(11,222)	—	(11,222)	—	(11,222)
Capital distributions	—	—	—	—	—	—	—	—	(12,605)	(12,605)
Issuance of common stock	—	—	97,394	1	1,582	—	—	1,583	—	1,583
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	31,040	—	500	—	—	500	—	500
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,591,093)	—	(1,591,093)	(16,162)	(1,607,255)
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	34,375	34,375	—	34,375
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(710,391)	(710,391)	—	(710,391)
Total comprehensive income (loss)								(2,267,109)	(16,162)	(2,283,271)
Balance at March 31, 2020	33,610,000	$812,992	415,649,214	$4,157	$5,500,308	$(1,059,706)	$6,135	$5,263,886	$66,578	$5,330,464

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income	$301,336	$(1,607,255)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSRs	1,453	11,481
Change in fair value of MSR financing receivables	25,778	104,111
Change in fair value of servicer advance investments	371	18,749
Change in fair value of residential mortgage loans, at fair value	(60,174)	265,244
Change in fair value of secured notes and bonds payable	4,422	(17,002)
Change in fair value of real estate and other securities	498,339	86,792
Change in fair value of consumer loans	6,004	39,917
(Gain) loss on settlement of investments, net	(1,735)	801,033
(Gain) loss on originated mortgage loans, held-for-sale, net	(403,434)	(173,577)
(Gain) loss on extinguishment of debt	6	(1,461)
Change in fair value of derivative instruments	(206,205)	39,982
Change in fair value of contingent consideration	408	1,614
Change in fair value of equity investments	2,783	45,023
(Gain) loss on transfer of loans to REO	(1,321)	(2,595)
(Gain) loss on transfer of loans to other assets	21	241
(Gain) loss on Ocwen common stock	186	5,050
Accretion and other amortization	(26,034)	(41,104)
Depreciation of Fixed Assets	371	—
Provision for credit losses on securities	(894)	44,149
Valuation and credit loss provision on loans and real estate owned	(18,713)	100,496
Non-cash portions of servicing revenue, net	(217,911)	649,375
Non-cash directors’ compensation	500	500
Deferred tax provision	85,231	(166,917)
Changes in:
Servicer advances receivable, net	107,229	235,685
Other assets	(42,206)	(24,112)
Due to affiliates	(628)	(86,666)
Accrued expenses and other liabilities	(93,307)	183,185
Other operating cash flows:
Interest and distributions received from Excess MSRs	12,515	13,575
Interest received from servicer advance investments	2,630	5,203
Interest received from Non-Agency RMBS	28,057	66,479
Interest received from residential mortgage loans, held-for-investment	864	—
Interest received from consumer loans, held-for-investment	—	6,013
Distributions of earnings from excess mortgage servicing rights, equity method investees	—	387
Purchases of residential mortgage loans, held-for-sale	(2,090,474)	(988,183)
Origination of residential mortgage loans, held-for-sale	(26,971,254)	(11,456,291)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	28,463,406	13,045,107
Principal repayments from purchased residential mortgage loans, held-for-sale	97,023	107,188
Net cash provided by (used in) operating activities	(495,357)	1,311,416
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Investing Activities
Purchase of servicer advance investments	(332,750)	(330,140)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(7,119)	(417,861)
Purchase of Agency RMBS	(4,203,105)	(5,263,722)
Purchase of Non-Agency RMBS	—	(56,520)
Purchase of real estate owned and other assets	(74,895)	(6,438)
Draws on revolving consumer loans	(7,147)	(11,002)
Payments for settlement of derivatives	(7,272)	(60,554)
Return of investments in Excess MSRs	6,333	10,077
Principal repayments from servicer advance investments	357,060	354,302
Principal repayments from Agency RMBS	660,105	740,043
Principal repayments from Non-Agency RMBS	37,798	260,221
Principal repayments from residential mortgage loans	24,029	31,272
Proceeds from sale of residential mortgage loans	—	387
Principal repayments from consumer loans	52,582	55,201
Proceeds from MSRs and MSR financing receivables	638	22,217
Proceeds from sale of MSRs	1,945	8,504
Proceeds from sale of MSR financing receivables	1,047	3,708
Proceeds from sale of Excess MSRs	9	117
Proceeds from sale of Agency RMBS	2,513,920	20,191,706
Proceeds from sale of Non-Agency RMBS	156,176	1,069,493
Proceeds from settlement of derivatives	3,749	23,899
Proceeds from sale of real estate owned	18,416	35,914
Net cash provided by (used in) investing activities	(798,481)	16,660,824
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Financing Activities
Repayments of secured financing agreements	(20,311,180)	(93,283,204)
Repayments of warehouse credit facilities	(27,461,425)	—
Margin deposits under secured financing agreements and derivatives	(1,701,769)	(2,674,807)
Repayments of secured notes and bonds payable	(1,952,039)	(2,167,435)
Deferred financing fees	(118)	—
Common stock dividends paid	(82,949)	(207,760)
Preferred stock dividends paid	(14,358)	(7,943)
Borrowings under secured financing agreements	21,192,890	76,181,064
Borrowings under warehouse credit facilities	28,551,939	—
Return of margin deposits under secured financing agreements and derivatives	1,777,057	2,147,596
Borrowings under secured notes and bonds payable	1,408,913	1,478,677
Issuance of preferred stock	—	389,548
Issuance of common stock	—	1,655
Costs related to issuance of common stock	—	(72)
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(19,078)	(12,605)
Net cash provided by (used in) financing activities	1,387,883	(18,155,286)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	94,045	(183,046)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,080,473	690,934

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,174,518	$507,888

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$129,490	$198,437
Cash paid during the period for income taxes	134	84
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$82,959	$20,782
Preferred dividends declared but not paid	14,358	7,250
Purchase of investments, primarily Agency and Non-Agency RMBS, settled after quarter-end	—	20,913
Sale of investments, primarily Non-Agency RMBS, settled after quarter-end	—	3,293,976
Transfer from residential mortgage loans to real estate owned and other assets	8,299	16,304
MSR purchase price holdback	—	18,534
Real estate securities retained from loan securitizations	38,470	482,444
Residential mortgage loans subject to repurchase	1,493,449	1,452,005
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 17, Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

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

As of March 31, 2021, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of March 31, 2021. In addition, Fortress, through its affiliates, held options and warrants relating to approximately 11.7 million and 21.5 million shares, respectively, of New Residential’s common stock as of March 31, 2021.

Interim Financial Statements

The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The Consolidated Financial Statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Certain prior period amounts have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Risks and Uncertainties

In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information, New Residential believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the loans underlying New Residential’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The outbreak of the novel coronavirus (“COVID-19”) pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which the Company invests. The ultimate duration and impact of the COVID-19 pandemic and response thereto remain uncertain.

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

Use of Estimates

The Company believes the estimates and assumptions underlying its Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and loan agreements incorporate LIBOR as the referenced rate. Some of these facilities and loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. The Company is currently evaluating the impact the adoption of this standard would have on its Consolidated Financial Statements.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

2.    OTHER ASSETS AND LIABILITIES, GENERAL AND ADMINISTRATIVE, AND OTHER ITEMS

Other Assets and Other Liabilities

Other assets and liabilities consists of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Margin receivable, net(A)	$612,814	$271,753	Margin payable	$238,123	$—
Servicing fee receivables	122,206	137,426	MSR purchase price holdback	22,684	25,121
Due from servicers	22,994	67,854	Interest payable	37,345	44,623
Principal and interest receivable	64,758	41,589	Accounts payable	95,085	87,406
Equity investments(B)	47,195	55,504	Derivative liabilities	74,735	119,762
Other receivables	92,320	109,111	Due to servicers	62,437	59,671
REO	35,984	45,299	Due to agencies	19,605	26,748
Single-family rental properties	113,152	41,271	Contingent consideration	14,655	14,247
Goodwill(C)	29,468	29,468	Accrued compensation and benefits	54,010	67,025
Notes receivable(D)	50,411	52,389	Excess spread financing, at fair value	13,377	18,420
Warrants, at fair value	24,473	23,218	Operating lease liabilities	28,927	31,270
Recovery asset	9,891	13,006	Reserve for sales recourse	9,837	9,799
Property and equipment	31,494	27,493	Reserve for servicing losses	12,153	9,288
Receivable from government agency(E)	12,554	14,369	Deferred tax liability	93,149	7,859
Intangible assets	33,358	34,125	Other liabilities	21,330	16,063
Prepaid expenses	39,811	30,949		$797,452	$537,302
Operating lease right-of-use assets	24,851	26,913
Derivative assets	408,230	290,144
Ocwen common stock, at fair value	11,001	11,187
Other assets	39,144	35,354
	$1,826,109	$1,358,422
(A)Represents collateral posted as a result of changes in fair value of New Residential’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in funds that invest in (i) a commercial redevelopment project, (ii) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value of New Residential’s investment and as an equity method investment, respectively. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and Guardian Asset Management LLC (“Guardian”).
(D)Represents a subordinated debt facility to Covius.
(E)Represents claims receivable from the FHA on early buyout (“EBO”) and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Real Estate Owned (REO) and Single-Family Rental Properties (SFR)

The following table presents activity related to the carrying value of New Residential’s investments in REO and SFR:

	REO	SFR
Balance at December 31, 2020	$45,299	$41,271
Purchases	2,644	72,379
Transfer of loans to REO	8,701	—
Sales(A)	(23,817)	(127)
Depreciation	—	(371)
Valuation (provision) reversal	3,157	—
Balance at March 31, 2021	$35,984	$113,152
(A)Recognized when control of the property has transferred to the buyer.

As of March 31, 2021, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $302.2 million.

In addition, New Residential has recognized $13.7 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

Accretion and Other Amortization

As reflected on the Consolidated Statements of Cash Flows, Accretion and Other Amortization consists of the following:

	Three Months Ended March 31,
	2021	2020
Accretion of net discount on securities and loans	$12,007	$40,052
Accretion of servicer advances receivable discount and servicer advance investments	6,848	(10,915)
Accretion of excess mortgage servicing rights income	12,231	13,226
Amortization of deferred financing costs	(4,601)	(1,136)
Amortization of discount on secured notes and bonds payable	(1)	(123)
Amortization of discount on corporate debt	(450)	—
Total accretion and other amortization	$26,034	$41,104

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended March 31,
	2021	2020
Compensation and benefits expense	$65,426	$51,341
Compensation and benefits expense, origination	133,218	61,278
Legal and professional expense	18,219	26,037
Loan origination expense	40,245	16,929
Occupancy expense	10,350	8,064
Subservicing expense	49,839	66,981
Loan servicing expense	4,679	7,853
Property and maintenance expense	12,130	7,463
Other miscellaneous general and administrative	28,399	29,153
Total general and administrative expenses	$362,505	$275,099

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended March 31,
	2021	2020
Excess MSRs	$(4,618)	$(11,024)
Excess MSRs, equity method investees	3,165	(457)
MSR financing receivables	(25,778)	(104,111)
Servicer advance investments	(371)	(18,749)
Real estate and other securities	(498,339)	(86,792)
Residential mortgage loans	60,174	(265,244)
Consumer loans held-for-investment	(6,004)	(39,917)
Derivative instruments	206,205	(39,982)
Total change in fair value of investments	$(265,566)	$(566,276)

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended March 31,
	2021	2020
Gain (loss) on sale of real estate securities	$(983)	$(754,540)
Gain (loss) on sale of acquired residential mortgage loans	30,399	35,236
Gain (loss) on settlement of derivatives	(27,373)	(84,712)
Gain (loss) on liquidated residential mortgage loans	897	(839)
Gain (loss) on sale of REO	(3,946)	1,173
Gain (loss) on extinguishment of debt	(6)	1,461
Other gain (loss)	2,741	2,649
Total gain (loss) on settlement of investments, net	$1,729	$(799,572)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended March 31,
	2021	2020
Unrealized gain (loss) on secured notes and bonds payable	$(4,422)	$17,002
Unrealized gain (loss) on contingent consideration	(408)	(1,614)
Unrealized gain (loss) on equity investments	(2,783)	(45,023)
Gain (loss) on transfer of loans to REO	1,321	2,595
Gain (loss) on transfer of loans to other assets	(21)	(241)
Gain (loss) on Ocwen common stock	(186)	(5,050)
Provision for servicing losses	(6,158)	(4,781)
Rental and ancillary revenue	5,827	6,260
Property and maintenance revenue	19,906	13,347
Other income (loss)	(36,396)	(19,285)
Total other income (loss), net	$(23,320)	$(36,790)

3.    SEGMENT REPORTING

At March 31, 2021, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note 11) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

	Servicing and Origination								Residential Securities and Loans
	Origination		Servicing		MSR Related Investments		Elimination(A)	Total Servicing and Origination	Real Estate Securities		Residential Mortgage Loans		Consumer Loans		Corporate		Total
Three Months Ended March 31, 2021
Interest income	$22,852		$474		$78,771		$—	$102,097	$89,850		$36,322		$25,466		$—		$253,735
Servicing revenue, net	(8,110)		113,515		466,587		(58,444)	513,548	—		—		—		—		513,548
Gain on originated mortgage loans, held-for-sale, net	384,423		809		35,155		(43,499)	376,888	13,398		13,148		—		—		403,434
Total revenues	399,165		114,798		580,513		(101,943)	992,533	103,248		49,470		25,466		—		1,170,717
Interest expense	18,063		70		51,832		—	69,965	15,720		21,276		3,018		8,926		118,905
G&A and other	189,926		84,239		119,933		(58,444)	335,654	1,156		17,686		3,036		27,135		384,667
Total operating expenses	207,989		84,309		171,765		(58,444)	405,619	16,876		38,962		6,054		36,061		503,572
Change in fair value of investments	—		—		(27,602)		—	(27,602)	(292,134)		60,174		(6,004)		—		(265,566)
Gain (loss) on settlement of investments, net	—		—		644		—	644	(28,356)		29,441		—		—		1,729
Other income (loss), net	59		1,102		(6,333)		—	(5,172)	(1,686)		(13,626)		(2,207)		(629)		(23,320)
Total other income (loss)	59	—	1,102	—	(33,291)	—	—	(32,130)	(322,176)	—	75,989	—	(8,211)	—	(629)	—	(287,157)
Impairment	—		—		—		—	—	(894)		(18,713)		—		—		(19,607)
Income (loss) before income taxes	191,235		31,591	—	375,457	—	(43,499)	554,784	(234,910)		105,210		11,201		(36,690)		399,595
Income tax expense (benefit)	36,386		7,915		38,596		—	82,897	—		15,303		59		—		98,259
Net income (loss)	154,849		23,676		336,861		(43,499)	471,887	(234,910)		89,907		11,142		(36,690)		301,336
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,525		—		1,308		—	4,833	—		—		4,561		—		9,394
Dividends on preferred stock	—		—		—		—	—	—		—		—		14,358		14,358
Net income (loss) attributable to common stockholders	$151,324		$23,676		$335,553		$(43,499)	$467,054	$(234,910)		$89,907		$6,581		$(51,048)		$277,584

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2021
Investments	$3,465,886	$—	$5,965,350	$—	$9,431,236	$14,606,157	$3,263,557	$638,986	$—	$27,939,936
Cash and cash equivalents	187,233	97,057	485,627	—	769,917	210,745	17,678	8,889	31,253	1,038,482
Restricted cash	12,679	39,926	34,448	—	87,053	17,409	96	31,478	—	136,036
Other assets	987,931	167,445	4,060,339	—	5,215,715	660,267	81,295	36,644	46,286	6,040,207
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$4,665,565	$316,968	$10,550,856	$—	$15,533,389	$15,494,578	$3,362,626	$715,997	$77,539	$35,184,129
Debt	$3,300,495	$5,391	$5,861,546	$—	$9,167,432	$14,356,673	$2,515,219	$591,011	$541,966	$27,172,301
Other liabilities	546,295	51,504	1,498,685	—	2,096,484	7,283	146,637	3,251	136,360	2,390,015
Total liabilities	3,846,790	56,895	7,360,231	—	11,263,916	14,363,956	2,661,856	594,262	678,326	29,562,316
Total equity	818,775	260,073	3,190,625	—	4,269,473	1,130,622	700,770	121,735	(600,787)	5,621,813
Noncontrolling interests in equity of consolidated subsidiaries	17,187	—	39,834	—	57,021	—	—	41,963	—	98,984
Total New Residential stockholders’ equity	$801,588	$260,073	$3,150,791	$—	$4,212,452	$1,130,622	$700,770	$79,772	$(600,787)	$5,522,829
Investments in equity method investees	$—	$—	$126,095	$—	$126,095	$—	$—	$—	$—	$126,095

	Servicing and Origination										Residential Securities and Loans
	Origination		Servicing		MSR Related Investments		Elimination(A)		Total Servicing and Origination		Real Estate Securities		Residential Mortgage Loans		Consumer Loans		Corporate		Total
Three Months Ended March 31, 2020
Interest income	$16,735		$7,487		$99,353		$—		$123,575		$184,005		$59,921		$34,872		$—		$402,373
Servicing revenue, net	(1,078)		86,742		(350,587)		(24,192)		(289,115)		—		—		—		—		(289,115)
Gain on originated mortgage loans, held-for-sale, net	158,215		259		15,967		(9,375)		165,066		—		8,511		—		—		173,577
Total revenues	173,872	—	94,488	—	(235,267)	—	(33,567)	—	(474)	—	184,005	—	68,432	—	34,872	—	—	—	286,835
Interest expense	13,427		196		57,783		—		71,406		108,009		30,773		6,667		—		216,855
G&A and other	100,212		64,352		101,974		(24,192)		242,346		6,854		16,756		3,883		26,981		296,820
Total operating expenses	113,639		64,548		159,757		(24,192)		313,752		114,863		47,529		10,550		26,981		513,675
Change in fair value of investments	—		—		(134,341)		—		(134,341)		(126,774)		(265,244)		(39,917)		—		(566,276)
Gain (loss) on settlement of investments, net	—		—		(3,281)		—		(3,281)		(839,252)		42,961		—		—		(799,572)
Other income (loss), net	(16)		499		(19,288)		—		(18,805)		(13)		30,012		(834)		(47,150)		(36,790)
Total other income (loss)	(16)	0	499	0	(156,910)	0	—		(156,427)		(966,039)	0	(192,271)	0	(40,751)	0	(47,150)		(1,402,638)
Impairment	—		—		—		—		—		44,149		100,496		—		—		144,645
Income (loss) before income taxes(B)	60,217	—	30,439	—	(551,934)	—	(9,375)	—	(470,653)	—	(941,046)	—	(271,864)	—	(16,429)	—	(74,131)	—	(1,774,123)
Income tax expense (benefit)	16,714		8,449		(116,945)		—		(91,782)		—		(75,201)		115		—		(166,868)
Net income (loss)	43,503		21,990		(434,989)		(9,375)		(378,871)		(941,046)		(196,663)		(16,544)		(74,131)		(1,607,255)
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,283		—		(11,247)		—		(9,964)		—		—		(6,198)		—		(16,162)
Dividends on preferred stock	—		—		—		—		—		—		—		—		11,222		11,222
Net income (loss) attributable to common stockholders	$42,220		$21,990		$(423,742)		$(9,375)		$(368,907)		$(941,046)		$(196,663)		$(10,346)		$(85,353)		$(1,602,315)
(A)Elimination of intercompany transactions primarily relate to servicing fees, loan sales, and MSR recaptures.
(B)Beginning in Q3 2020, New Residential revised its methodology of allocating tax expense within the Servicing and Origination segments. Specifically, taxes are now allocated based on intercompany agreements rather than based on a more general pro rata approach, which better reflects the operating performance of each respective segment. The revised methodology has been applied consistently for all periods presented.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

4.    EXCESS MORTGAGE SERVICING RIGHTS ASSETS

Excess mortgage servicing rights assets include New Residential’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs.

The table below summarizes the components of excess mortgage servicing rights assets as presented on the Consolidated Balance Sheets:

	March 31, 2021	December 31, 2020
Direct investments in Excess MSRs	$303,568	$310,938
Excess MSR Joint Ventures	98,886	99,917
Excess mortgage servicing rights assets, at fair value	$402,454	$410,855

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of New Residential’s direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2020	$309,009	$1,929	$310,938
Interest income	12,499	(268)	12,231
Other income	3	(325)	(322)
Proceeds from repayments	(14,563)	(89)	(14,652)
Proceeds from sales	(9)	—	(9)
Change in fair value	(5,090)	472	(4,618)
Balance as of March 31, 2021	$301,849	$1,719	$303,568
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

The following is a summary of New Residential’s direct investments in Excess MSRs:

	March 31, 2021							December 31, 2020
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$32,373,398	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	6.1	$139,870	$157,633	$162,645
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	35,993,960	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	6.7	108,277	145,935	148,293
Total	$68,367,358				6.4	$248,147	$303,568	$310,938

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of March 31, 2021 (Note 6) on $24.4 billion UPB underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Three Months Ended March 31,
	2021	2020
Original and Recaptured Pools	$(4,618)	$(11,024)

As of March 31, 2021, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees, held by New Residential:

	March 31, 2021	December 31, 2020
Excess MSR assets	$177,408	$179,762
Other assets	21,051	20,759
Other liabilities	(687)	(687)
Equity	$197,772	$199,834

New Residential’s investment	$98,886	$99,917
New Residential’s percentage ownership	50.0%	50.0%

	Three Months Ended March 31,
	2021	2020
Interest income	$9,158	$7,313
Other income (loss)	(2,820)	(8,219)
Expenses	(8)	(8)
Net income (loss)	$6,330	$(914)

The following table summarizes the activity of New Residential’s investments in equity method investees:

Balance at December 31, 2020	$99,917
Distributions of capital from equity method investees	(4,196)
Change in fair value of investments in equity method investees	3,165
Balance at March 31, 2021	$98,886

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of New Residential’s Excess MSR investments made through equity method investees:

	March 31, 2021
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$27,025,920	66.7%	50.0%	$139,722	$177,408	5.8
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

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The Company owns and records at fair value the rights to service residential mortgage loans, either as a result of purchase transactions or from the retained mortgage servicing associated with the sales and securitizations of loans originated. MSRs are composed of servicing rights of both Agency and Non-Agency loans. In certain cases where New Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR Financing Receivables. Income from MSR Financing Receivables, net of subservicing fees, are recorded as Interest Income with changes in fair value flowing through Change in Fair Value of Investments in the Consolidated Statements of Income.

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative Expenses in New Residential’s Consolidated Statements of Income. As of March 31, 2021, these subservicers include LoanCare, LLC (“LoanCare”), PHH Mortgage Corporation (“PHH”), Mr. Cooper, and Flagstar Bank, FSB (“Flagstar”), which subservice 15.7%, 15.4%, 15.3%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 53.0% of the underlying UPB of the related mortgages is subserviced by the servicing division of NewRez.

NRM has entered into recapture agreements with respect to each of its MSR investments. Under the recapture agreements, NRM is generally entitled to the MSRs on any initial or subsequent refinancing by an NRM subservicer or by NewRez.

New Residential records its MSRs and MSR Financing Receivables at fair value at acquisition and has elected to subsequently measure at fair value pursuant to the fair value measurement method.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity related to the carrying value of New Residential’s MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2020	$3,489,675	$1,096,166	$4,585,841
Purchases, net(A)	4,044	—	4,044
Transfers(B)	47,831	(47,831)	—
Originations(C)	255,473	—	255,473
Proceeds from sales	(1,016)	(777)	(1,793)
Change in fair value due to:
Realization of cash flow(D)	(319,029)	(21,954)	(340,983)
Change in valuation inputs and assumptions(E)	547,510	(3,554)	543,956
(Gain) loss realized	(929)	(270)	(1,199)
Balance as of March 31, 2021	$4,023,559	$1,021,780	$5,045,339
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs previously accounted for as MSR Financing Receivables. As a result of the length of the initial term of the related subservicing agreement between NRM and Mr. Cooper, although the MSRs were legally sold, solely for accounting purposes, the purchase agreement was not treated as a sale under GAAP through January 31, 2021.
(C)Represents MSRs retained on the sale of originated mortgage loans.
(D)Based on the ratio of the current UPB of the underlying residential mortgage loans relative to the original UPB of the underlying residential mortgage loans.
(E)Includes changes in inputs or assumptions used in the valuation model.

Servicing Revenue, Net recognized by New Residential related to its MSRs consists of the following:

	Three Months Ended March 31,
	2021	2020
Servicing fee revenue	$263,743	$328,122
Ancillary and other fees	31,894	32,138
Servicing fee revenue and fees	295,637	360,260
Change in fair value due to:
Realization of cash flows(A)	(317,716)	(191,367)
Change in valuation inputs and assumptions(B)(C)	545,379	(463,711)
Change in fair value of derivative instruments	(8,823)	—
(Gain) loss realized	(929)	5,703
Servicing revenue, net	$513,548	$(289,115)
(A)Includes $1.3 million and $1.9 million of fair value adjustment due to realization of cash flows to Excess spread financing for the three months ended March 31, 2021 and 2020, respectively.
(B)Includes changes in inputs or assumptions used in the valuation model.
(C)Includes $2.1 million and $4.5 million for the three months ended March 31, 2021 and 2020, respectively, of fair value adjustment to Excess spread financing.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Interest Income from MSR Financing Receivables consists of the following:

	Three Months Ended March 31,
	2021	2020
Servicing fee revenue	$76,733	$113,582
Ancillary and other fees	8,699	26,000
Less: subservicing expense	(32,644)	(41,903)
Interest income, MSR financing receivables	$52,788	$97,679

Change in Fair Value of MSR Financing Receivables consists of the following:

	Three Months Ended March 31,
	2021	2020
Realization of cash flows	$(21,954)	$(68,752)
Change in valuation inputs and assumptions(A)	(3,554)	(33,610)
(Gain) loss realized	(270)	(1,749)
Change in fair value of MSR financing receivables	$(25,778)	$(104,111)
(A)Includes changes in inputs or assumptions used in the valuation model and other changes due to the realization of expected cash flows.

The following is a summary of New Residential’s MSRs and MSR Financing Receivables as of March 31, 2021:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
MSRs:
Agency(C)	$290,005,816	5.9	$3,199,914
Non-Agency	6,124,672	3.9	15,409
Ginnie Mae(D)	57,996,508	4.8	808,236
	354,126,996	5.7	4,023,559
MSR Financing Receivables:
Non-Agency	64,387,370	8.1	1,021,780

Total	$418,514,366	6.1	$5,045,339
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of March 31, 2021, weighted average discount rates of 7.7% (range 7.4% - 13.0%) and 9.5% were used to value New Residential’s MSRs and MSR Financing Receivables, respectively.
(C)Represents Fannie Mae and Freddie Mac MSRs.
(D)As of March 31, 2021, New Residential holds approximately $1.5 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Ginnie Mae Loans Subject to Repurchase Right

NewRez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, NewRez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, NewRez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether NewRez intends to repurchase the loans. As of March 31, 2021, New Residential holds approximately $1.5 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool reacquired loans into new Ginnie Mae securitizations

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

upon re-performance of the loan or otherwise sell to third-party investors. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off. As of March 31, 2021, New Residential holds approximately $843.8 million of reacquired residential mortgage loans on its Consolidated Balance Sheets.

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

As of March 31, 2021, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred from PHH to NRM and NewRez. Although the MSRs transferred were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or NewRez, and that the purchase agreement would not be treated as a sale under GAAP.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2021	December 31, 2020
California	20.6%	21.2%
Florida	7.6%	7.4%
New York	7.1%	7.0%
Texas	5.8%	5.6%
New Jersey	4.8%	4.8%
Illinois	3.6%	3.6%
Massachusetts	3.4%	3.4%
Georgia	3.4%	3.3%
Pennsylvania	3.2%	3.1%
Maryland	3.1%	3.1%
Other U.S.	37.4%	37.5%
	100.0%	100.0%

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

Mortgage Subservicing

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

NewRez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a mortgage servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of March 31, 2021 and 2020 was $74.6 billion and $74.0 billion, respectively. New Residential earned subservicing revenue of $43.5 million and $41.2 million for the three months ended March 31, 2021 and 2020, respectively, related to subserviced UPB which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

Servicer Advances Receivable

In addition to receiving cash flows from the MSRs, NRM and NewRez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 15). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	March 31, 2021	December 31, 2020
Principal and interest advances	$609,948	$665,538
Escrow advances (taxes and insurance advances)	1,485,409	1,547,796
Foreclosure advances	821,519	816,400
Total(A)(B)(C)	$2,916,876	$3,029,734
(A)Includes $603.3 million and $583.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $176.3 million and $181.2 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $21.8 million and $27.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $27.5 million and $22.9 million for expected non-recovery of advances as of March 31, 2021 and December 31, 2020, respectively.

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

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of March 31, 2021. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related assets. As of March 31, 2021, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $329.0 million and $308.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2021
Servicer advance investments	$492,831	$517,557	5.2%	5.7%	6.3
December 31, 2020
Servicer advance investments	$512,958	$538,056	5.2%	5.7%	6.0
(A)Carrying value represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
March 31, 2021
Servicer Advance Investments(D)	$24,439,045	$440,306	1.8%	$403,570	88.9%	88.2%	1.4%	1.3%
December 31, 2020
Servicer Advance Investments(D)	$26,061,499	$449,150	1.7%	$423,144	88.4%	88.6%	1.5%	1.3%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following types of advances are included in the Servicer Advance Investments:

	March 31, 2021	December 31, 2020
Principal and interest advances	$79,423	$84,976
Escrow advances (taxes and insurance advances)	186,275	186,426
Foreclosure advances	174,608	177,748
Total	$440,306	$449,150

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Interest Income recognized by New Residential related to its Servicer Advance Investments consists of the following:

	Three Months Ended March 31,
	2021	2020
Interest income, gross of amounts attributable to servicer compensation	$13,961	$(10,250)
Amounts attributable to base servicer compensation	(1,156)	882
Amounts attributable to incentive servicer compensation	(5,993)	(8,721)
Interest income from servicer advance investments	$6,812	$(18,089)

7.    REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

Activities related to New Residential’s Real Estate and Other Securities were as follows:

	Three Months Ended March 31,
	2021		2020
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$4,027.2	$808.1	$7,140.0	$4,563.2
Purchase price	4,203.1	38.5	7,290.0	539.0

Sales
Face	$2,414.6	$1,133.6	$17,395.0	$7,200.0
Amortized cost	2,513.4	157.7	17,679.3	5,283.8
Sale price	2,522.2	147.9	17,869.1	4,358.9
Gain (loss) on sale	8.9	(9.9)	189.8	(924.9)

As of March 31, 2021 and December 31, 2020, there were no unsettled trades. Unsettled sales and purchases are recorded on the Consolidated Balance Sheets on trade date as Receivable for Investments Sold and Payable for Investments Purchased.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of New Residential’s Real Estate and Other Securities:

	March 31, 2021											December 31, 2020
			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
Agency RMBS	$106,175	$106,935	$8,955	$—	$115,890	1	AAA	3.5%	3.5%	6.4	—	$121,761
Agency RMBS at FVO	13,337,418	13,849,334	252	(407,245)	13,442,341	58	AAA	2.2%	2.2%	7.4	—	12,941,873
Total Agency RMBS(F)(G)	13,443,593	13,956,269	9,207	(407,245)	13,558,231	59	AAA	2.2%	2.2%	7.4	—	13,063,634
Non-Agency RMBS(H)(I)	18,045,244	977,194	105,302	(34,569)	1,047,926	579	AA	2.6%	3.6%	3.6	23.2%	1,180,924
Total/ Weighted Average	$31,488,837	$14,933,463	$114,509	$(441,814)	$14,606,157	638	AAA	2.4%	3.0%	5.3		$14,244,558
(A)Fair value, which is equal to carrying value for all securities. See Note 12 regarding the estimation of fair value.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 287 bonds with a carrying value of $324.5 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $27.9 million and $2.4 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.
(G)The total outstanding face amount was $13.4 billion for fixed rate securities as of March 31, 2021.
(H)The total outstanding face amount was $11.0 billion (including $10.1 billion of residual and fair value option notional amount) for fixed rate securities and $7.0 billion (including $6.9 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2021.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans, and (iii) corporate debt.

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$500	$500	$21	$—	$521	1	B-	8.3%	8.3%	4.0	N/A
Consumer loan bonds	12,664	12,731	740	—	13,471	6	N/A	N/A	N/A	—	N/A
Fair value option securities:
Interest-only securities	9,000,110	237,469	21,764	(26,383)	232,850	123	AA+	1.3%	2.8%	2.0	N/A
Servicing strips	4,444,047	42,122	5,281	(6,369)	41,035	56	N/A	0.4%	14.9%	4.0	N/A

The following table summarizes New Residential’s securities in an unrealized loss position as of March 31, 2021:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$15,641,371	$13,904,964	$(583)	$13,904,381	$(417,210)	$13,487,171	60	AAA	2.2%	2.2%	7.4
12 or More Months	5,468,704	142,858	(7,195)	135,662	(24,604)	111,058	88	AA+	1.5%	1.4%	3.0
Total/Weighted Average	$21,110,075	$14,047,822	$(7,778)	$14,040,043	$(441,814)	$13,598,229	148	AAA	2.2%	2.2%	7.4
(A)Represents credit impairment on securities in an unrealized loss position as of March 31, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential performed an assessment of all debt securities that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2021				December 31, 2020
			Gross Unrealized Losses				Gross Unrealized Losses
	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	22,166	22,166	(7,778)	—	21,326	21,326	(8,672)	—
Non-credit impaired securities	13,576,063	14,017,877	—	(441,814)	270,821	331,638	—	(60,817)
Total debt securities in an unrealized loss position	$13,598,229	$14,040,043	$(7,778)	$(441,814)	$292,147	$352,964	$(8,672)	$(60,817)
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
(B)This amount represents unrealized losses on securities that are due to non-credit factors.
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

The following table summarizes the activity related to the allowance for credit losses on debt securities not accounted for under the fair value election (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(894)	—	(894)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at March 31, 2021	$7,778	$—	$7,778

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the collateral securing New Residential’s Non-Agency RMBS:

	March 31, 2021		December 31, 2020
Geographic Location(A)	Outstanding Face Amount	Percentage of Total Outstanding	Outstanding Face Amount	Percentage of Total Outstanding
Western U.S.	$5,952,955	33.0%	$6,543,524	33.7%
Southeastern U.S.	4,815,659	26.7%	5,089,592	26.3%
Northeastern U.S.	4,198,169	23.3%	4,484,340	23.2%
Midwestern U.S.	2,083,293	11.6%	2,207,783	11.4%
Southwestern U.S.	977,400	5.4%	1,025,637	5.3%
Other(B)	4,604	—%	14,132	0.1%
	$18,032,080	100.0%	$19,365,008	100.0%

(A)Excludes $12.7 million and $13.0 million face amount of bonds backed by consumer loans and $0.5 million and $0.5 million face amount of bonds backed by corporate debt as of March 31, 2021 and December 31, 2020, respectively.
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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2021	$522,553	$163,304
December 31, 2020	727,216	280,876

The following is a summary of the changes in accretable yield for these securities:

Three Months Ended March 31, 2021
Balance at December 31, 2020	$189,562
Additions	—
Accretion	(2,790)
Reclassifications from (to) non-accretable difference	(5,162)
Disposals	(149,058)
Balance at March 31, 2021	$32,552
See Note 11 regarding the financing of Real Estate and Other Securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

8.    RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. New Residential, through its wholly-owned subsidiary, NewRez, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2021, New Residential accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	March 31, 2021					December 31, 2020
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$708,746	$656,752	11,806	6.0%	5.5	$674,179

Acquired reverse mortgage loans(C)	$12,228	$5,675	28	7.6%	4.3	$5,884
Acquired performing loans(D)(F)	132,431	126,814	3,155	5.5%	4.4	129,345
Acquired non-performing loans(E)(F)	234,527	190,590	1,536	5.5%	3.3	374,658
Total residential mortgage loans, held-for-sale, at lower of cost or market	$379,186	$323,079	4,719	5.6%	3.7	$509,887

Acquired performing loans(D)(F)	$1,706,522	$1,728,490	8,569	3.7%	10.0	$1,423,159
Acquired non-performing loans	455,723	406,100	2,325	5.2%	3.0	335,544
Originated loans	3,420,363	3,465,886	12,919	2.9%	27.5	2,947,113
Total residential mortgage loans, held-for-sale, at fair value	$5,582,608	$5,600,476	23,813	3.3%	20.2	$4,705,816

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$5,961,794	$5,923,555				$5,215,703
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
(E)As of March 31, 2021, New Residential has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (F) below.
(F)Includes $553.9 million and $289.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2021	December 31, 2020
California	12.0%	11.9%
Texas	10.3%	10.1%
New York	7.1%	7.1%
Florida	7.0%	7.1%
Georgia	5.9%	5.8%
New Jersey	4.1%	4.2%
Pennsylvania	3.5%	3.5%
North Carolina	3.3%	3.5%
Massachusetts	3.3%	3.4%
Virginia	2.9%	2.5%
Other U.S.	40.6%	40.9%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	March 31, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$51,073	$44,588	$(6,484)	$71,567	$59,679	$(11,888)
120+	703,274	614,742	(88,532)	950,564	790,788	(159,776)
	$754,347	$659,330	$(95,016)	$1,022,131	$850,467	$(171,664)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the three months ended March 31, 2021, New Residential executed calls on a total of 18 trusts and recognized $2.2 million of interest income on securities held in the collapsed trusts and $12.1 million of gain on securitizations accounted for as sales. For the three months ended March 31, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest income on securities held in the collapsed trusts and $42.6 million of gain on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
Originations	—	—	27,119,215	27,119,215
Sales	—	(188,855)	(28,278,209)	(28,467,064)
Purchases/additional fundings	—	—	2,090,474	2,090,474
Proceeds from repayments	(26,212)	(10,194)	(86,828)	(123,234)
Transfer of loans to other assets(A)	—	199	1,031	1,230
Transfer of loans to real estate owned	(1,441)	(3,514)	(971)	(5,926)
Valuation (provision) reversal on loans	—	15,556	—	15,556
Fair value adjustments due to:
Changes in instrument-specific credit risk	13,919	—	37,265	51,184
Other factors	(3,693)	—	12,683	8,990
Balance at March 31, 2021	$656,752	$323,079	$5,600,476	$6,580,307
(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are recognized as claims receivable in Other Assets (Note 2).

Net interest income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans held-for-investment, at fair value	$11,060	$15,109
Loans held-for-sale, at lower of cost or fair value	9,651	17,780
Loans held-for-sale, at fair value	38,463	43,767
Total interest income	59,174	76,656

Interest expense:
Loans held-for-investment, at fair value	4,811	5,200
Loans held-for-sale, at lower of cost or fair value	5,806	8,530
Loans held-for-sale, at fair value	28,722	30,470
Total interest expense	39,339	44,200

Net interest income	$19,835	$32,456

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

GSEs or mortgage investors, New Residential reports Gain on Originated Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income.

Gain on Originated Mortgage Loans, Held-for-Sale, Net is summarized below:

	Three Months Ended March 31,
	2021	2020
Gain on loans originated and sold, net(A)	$1,087	$39,289
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	40,121	(46,314)
MSRs retained on transfer of loans(C)	255,473	195,896
Other(D)	23,683	10,506
Realized gain on sale of originated mortgage loans, net	$320,364	$199,377
Change in fair value of loans	(89,963)	22,275
Change in fair value of interest rate lock commitments (Note 10)	(234,982)	91,249
Change in fair value of derivative instruments (Note 10)	408,015	(139,324)
Gain on originated mortgage loans, held-for-sale, net	$403,434	$173,577
(A)Includes loan origination fees of $658.3 million and $277.0 million for the three months ended March 31, 2021 and 2020, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

9.    CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes consumer loans, held-for-investment, at fair value held by New Residential:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2021
Consumer Loan Companies
Performing Loans	$456,572	53.5%	$516,597	18.5%	3.5	3.7%
Purchased Credit Deteriorated Loans(C)	118,758	53.5%	120,731	14.3%	3.5	7.4%
Other - Performing Loans	1,794	100.0%	1,658	15.5%	0.3	5.7%
Total Consumer Loans	$577,124		$638,986	17.6%	3.4	4.5%
December 31, 2020
Consumer Loan Companies
Performing Loans	$490,222	53.5%	$553,419	18.3%	3.6	3.7%
Purchased Credit Deteriorated Loans(C)	127,899	53.5%	129,513	14.1%	3.5	7.4%
Other - Performing Loans	2,862	100.0%	2,643	15.3%	0.4	4.3%
Total Consumer Loans	$620,983		$685,575	17.4%	3.6	4.4%
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

See Note 11 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	March 31, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 days	$567,518	$628,462	$60,944	$611,978	$675,691	$63,713
90+	9,606	10,524	918	9,005	9,884	879
	$577,124	$638,986	$61,862	$620,983	$685,575	$64,592

Activities related to consumer loans were as follows:

Balance at December 31, 2020	$685,575
Additional fundings(A)	7,147
Proceeds from repayments	(52,581)
Accretion of loan discount and premium amortization, net	4,849
Fair value adjustment due to:
Changes in instrument-specific credit risk	6,362
Other factors	(12,366)
Balance at March 31, 2021	$638,986
(A)Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

New Residential may at times hold to-be-announced forward contract positions (“TBAs”) in order to mitigate New Residential’s interest rate risk on certain specified mortgage backed securities and MSRs. Amounts or obligations owed by or to New Residential are subject to the right of set-off with the TBA counterparty. As part of executing these trades, New Residential may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. Changes in the value of derivatives designed to protect against mortgage backed securities and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

As of March 31, 2021, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

New Residential’s derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivative assets
Interest rate swaps(A)	Other assets	$51	$—
Interest rate lock commitments	Other assets	92,514	289,355
Forward Loan Sale Commitments	Other assets	315,665	—
TBAs	Other assets	—	789
		$408,230	$290,144
Derivative liabilities
Interest rate swaps(A)	Accrued expenses and other liabilities	$—	$25
Interest rate lock commitments	Accrued expenses and other liabilities	38,422	281
TBAs	Accrued expenses and other liabilities	36,313	119,456
		$74,735	$119,762
(A)Net of $68.4 million and $237.7 million of related variation margin accounts as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes notional amounts related to derivatives:

	March 31, 2021	December 31, 2020
Interest rate swaps(A)	$10,045,000	$6,515,000
Interest rate lock commitments	14,266,506	15,031,345
TBAs, short position(B)	37,712,279	23,529,408
(A)Includes $10.0 billion notional of receive LIBOR/pay fixed of 1.46% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 38 months and 0 months, respectively, as of March 31, 2021. Includes $6.5 billion notional of receive LIBOR/pay fixed of 2.21% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 47 months and 0 months, respectively, as of December 31, 2020.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes all income (losses) recorded in relation to derivatives:

	Three Months Ended March 31,
	2021	2020
Servicing revenue, net
TBAs	$(8,823)	$—
	(8,823)	—
Gain on originated mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(234,982)	91,249
TBAs	408,015	(139,351)
Forward loan sale commitments	—	27
	173,033	(48,075)
Change in fair value of derivative investments(A)
Interest rate swaps	206,205	(39,982)
	206,205	(39,982)
Gain (loss) on settlement of investments, net
Interest rate swaps	(33,826)	(13,652)
TBAs(B)	6,453	(71,060)
	(27,373)	(84,712)

Total income (loss)	$343,042	$(172,769)
(A)Represents unrealized gain (loss).
(B)Excludes $40.1 million gain and $46.3 million loss for the three months ended March 31, 2021 and 2020, respectively, included within Gain on Originated Mortgage Loans, Held-for-Sale, Net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11.    DEBT OBLIGATIONS

The following table presents certain information regarding New Residential’s Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	March 31, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$5,133,435	$5,131,682	May-21 to Dec-22	2.18%	0.6	$5,539,834	$5,601,036	$5,562,750	20.0	$4,039,564
Agency RMBS(D)	13,641,520	13,641,520	Apr-21 to Jan-22	0.23%	0.4	13,443,593	13,956,269	13,558,231	1.0	12,682,427
Non-Agency RMBS(E)	740,770	740,544	Apr-21 to Jun-21	3.33%	0.5	15,722,106	1,247,027	1,304,584	0.7	817,209
Real Estate Owned(G)(H)	8,714	8,714	May-21 to Dec-22	2.60%	1.8	N/A	N/A	11,580	N/A	8,480
Total Secured Financing Agreements	19,524,439	19,522,460		0.86%	0.5					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	265,899	265,899	Aug-24	4.36%	3.4	95,393,278	315,399	390,631	6.2	275,088
MSRs(J)	2,696,137	2,685,492	Jul-22 to Mar-26	4.25%	3.3	385,377,861	4,240,151	4,717,694	6.2	2,691,791
Servicer Advance Investments(K)	403,570	402,691	Apr-21 to Dec-22	1.42%	1.3	440,306	492,831	517,558	6.3	423,144
Servicer Advances(K)	2,494,763	2,487,465	Apr-21 to Sep-23	2.43%	1.6	2,898,656	2,895,073	2,895,073	0.7	2,585,575
Residential Mortgage Loans(L)	682,847	675,317	Sep-22 to Aug-60	4.18%	20.4	1,019,812	998,328	934,291	4.2	1,039,838
Consumer Loans(M)	583,948	591,011	Sep-37	2.03%	3.4	575,267	584,632	637,264	3.6	628,759
Total Secured Notes and Bonds Payable	7,127,164	7,107,875		3.27%	4.3					7,644,195
Total/ Weighted Average	$26,651,603	$26,630,335		1.50%	1.5					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $56.4 million of associated accrued interest payable as of March 31, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $24.1 million and $33.1 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $247.7 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $265.9 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $373.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.3%; $394.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $1,927.3 million of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.4% to 3.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.8 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $50.7 million face amount of SAFT 2013-1

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

mortgage-backed securities issued with fixed interest rate of 3.7% (see Note 12 for fair value details), (iii) $139.2 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 12 for fair value details), and (iv) $466.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.2% to 5.0%.
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $530.9 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037.

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

As of March 31, 2021, New Residential has margin exposure on $19.5 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of New Residential’s debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,087,882	$628,759	$25,191,875
Secured Financing Agreements
Borrowings	—	—	—	21,192,890	28,551,939	—	49,744,829
Repayments	—	—	—	(20,311,180)	(27,461,425)	—	(47,772,605)
Capitalized deferred financing costs, net of amortization	—	—	—	717	1,839	—	2,556
Secured Notes and Bonds Payable
Borrowings	—	684,030	724,883	—	—	—	1,408,913
Repayments	(9,189)	(692,816)	(843,337)	—	(365,473)	(41,218)	(1,952,033)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—
Unrealized loss on notes, fair value	—	—	—	—	952	3,470	4,422
Capitalized deferred financing costs, net of amortization	—	2,487	(109)	—	—	—	2,378
Balance at March 31, 2021	$265,899	$2,685,492	$2,890,156	$14,382,063	$5,815,714	$591,011	$26,630,335
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

New Residential’s debt obligations as of March 31, 2021 had contractual maturities as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2021	$648,882	$18,103,159	$18,752,041
2022	917,384	2,327,985	3,245,369
2023	1,200,000	285,676	1,485,676
2024	—	557,251	557,251
2025	250,450	1,789,849	2,040,299
2026 and thereafter	1,010,573	110,400	1,120,973
	$4,027,289	$23,174,320	$27,201,609
(A)Includes secured notes and bonds payable of $4.0 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $19.5 billion and $3.7 billion, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents New Residential’s borrowing capacity as of March 31, 2021:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,553,745	$1,503,861	$3,049,884
New loan originations	7,823,000	3,638,280	4,184,720

Secured Notes and Bonds Payable
Excess MSRs	286,380	265,899	20,481
MSRs	3,667,277	2,696,137	971,140
Servicer advances	4,315,000	2,898,333	1,416,667
	$20,645,402	$11,002,510	$9,642,892
(A)New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of March 31, 2021.

2020 Term Loan

On May 19, 2020, the Company, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In conjunction with the 2020 Term Loan, the Company issued common stock purchase warrants (the “2020 Warrants”) to the lenders. The 2020 Warrants expire approximately three years after the issuance date. The Company recorded the value of the 2020 Term Loan and 2020 Warrants on a relative fair value basis. The estimated fair value of the 2020 Warrants at the date of issuance was approximately $53.5 million and the Company recognized it as a discount to the 2020 Term Loan. Refer to Note 14 for further details.

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

2025 Senior Unsecured Notes

On September 16, 2020, the Company, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended March 31, 2021, the Company recognized $8.5 million of interest expense. At March 31, 2021, the unamortized debt issuance costs was approximately $8.0 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2021, the Company was in compliance with all covenants.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12.    FAIR VALUE MEASUREMENT

The carrying values and fair values of New Residential’s assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2021 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$68,367,358	$303,568	$—	$—	$303,568	$303,568
Excess MSRs, equity method investees(A)	27,025,920	98,886	—	—	98,886	98,886
MSRs(A)	354,126,996	4,023,559	—	—	4,023,559	4,023,559
MSR financing receivables(A)	64,387,370	1,021,780	—	—	1,021,780	1,021,780
Servicer advance investments	440,306	517,557	—	—	517,557	517,557
Real estate and other securities	31,488,837	14,606,157	—	13,558,231	1,047,926	14,606,157
Residential mortgage loans, held-for-sale	379,186	323,079	—	—	324,599	324,599
Residential mortgage loans, held-for-sale, at fair value	5,582,608	5,600,476	—	3,855,552	1,744,924	5,600,476
Residential mortgage loans, held-for-investment, at fair value	708,746	656,752	—	—	656,752	656,752
Residential mortgage loans subject to repurchase	1,493,449	1,493,449	—	1,493,449	—	1,493,449
Consumer loans	577,124	638,986	—	—	638,986	638,986
Derivative assets	18,741,429	408,230	—	315,716	92,514	408,230
Note receivable	50,425	47,911	—	—	47,911	47,911
Cash and cash equivalents	1,038,482	1,038,482	1,038,482	—	—	1,038,482
Restricted cash	135,470	135,470	135,470	—	—	135,470
Other assets(B)	N/A	47,168	11,001	—	36,167	47,168
		$30,961,510	$1,184,953	$19,222,948	$10,555,129	$30,963,030
Liabilities
Secured financing agreements	$19,524,439	$19,522,460	$—	$19,524,439	$—	$19,524,439
Secured notes and bonds payable(C)	7,127,164	7,107,875	—	—	7,121,508	7,121,508
Unsecured senior notes, net of issuance costs	541,966	541,966	—	—	541,966	541,966
Residential mortgage loan repurchase liability	1,493,449	1,493,449	—	1,493,449	—	1,493,449
Derivative liabilities	43,282,356	74,735	—	36,313	38,422	74,735
Excess spread financing	1,203,709	13,377	—	—	13,377	13,377
Contingent consideration	N/A	14,655	—	—	14,655	14,655
		$28,768,517	$—	$21,054,201	$7,729,928	$28,784,129
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.7 million as of March 31, 2021.
(C)Includes the SAFT 2013-1, MDST Trusts, NPL/RPL Securitization Trusts and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $1.3 billion as of March 31, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential’s assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans
	Agency	Non-Agency									Total
Balance at December 31, 2020	$162,645	$148,293	$99,917	$3,489,675	$1,096,166	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$10,010,709
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(1,190)	—	(1,190)
Transfers from MSR financing receivables to MSRs	—	—	—	47,831	(47,831)	—	—	—	—	—	—
Gain (loss) included in net income
Provision (reversal) for credit losses on securities(D)	—	—	—	—	—	—	894	—	—	—	894
Change in fair value of excess MSRs(D)	(3,822)	(796)	—	—	—	—	—	—	—	—	(4,618)
Change in fair value of excess MSRs, equity method investees(D)	—	—	3,165	—	—	—	—	—	—	—	3,165
Servicing revenue, net(E)	—	—	—	227,552	—	—	—	—	—	—	227,552
Change in fair value of MSR financing receivables(D)	—	—	—	—	(25,778)	—	—	—	—	—	(25,778)
Change in fair value of servicer advance investments	—	—	—	—	—	(371)	—	—	—	—	(371)
Change in fair value of residential mortgage loans	—	—	—	—	—	—	—	—	60,174	—	60,174
Change in fair value of investments in consumer loans	—	—	—	—	—	—	—	—	—	(6,004)	(6,004)
Gain (loss) on settlement of investments, net	3	—	—	—	—	—	(9,850)	—	—	—	(9,847)
Other income (loss), net(D)	—	(325)	—	—	—	—	35,018	(234,982)	(321)	—	(200,610)
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	8,434	—	—	—	8,434
Interest income	6,689	5,542	—	—	—	6,812	7,157	—	—	4,849	31,049
Purchases, sales and repayments
Purchases, net(G)	—	—	—	4,044	—	332,750	38,470	—	1,160,764	7,147	1,543,175
Proceeds from sales	(8)	(1)	—	(1,016)	(777)		(147,870)	—	(1,051,986)	—	(1,201,658)
Proceeds from repayments	(7,874)	(6,778)	(4,196)	—	—	(359,690)	(65,251)	—	(86,149)	(52,581)	(582,519)
Originations and other	—	—	—	255,473	—	—	—	—	—	—	255,473
Balance at March 31, 2021	$157,633	$145,935	$98,886	$4,023,559	$1,021,780	$517,557	$1,047,926	$54,092	$2,401,676	$638,986	$10,108,030
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts represent New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)Gain (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(E)The components of Servicing Revenue, Net are disclosed in Note 5.
(F)Gain (loss) included in Unrealized Gain (Loss) on Available-for-Sale Securities, Net in the Consolidated Statements of Comprehensive Income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential’s liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Asset-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2020	$18,420	$1,662,852	$14,247	$1,695,519
Transfers
Gains (losses) included in net income
Servicing revenue, net(B)	818	—	—	818
Other income(A)	—	4,422	408	4,830
Purchases, sales and repayments
Proceeds from sales	(6,064)	(320,214)	—	(326,278)
Payments	—	(86,503)	—	(86,503)
Other	203	—	—	203
Balance at March 31, 2021	$13,377	$1,260,557	$14,655	$1,288,589
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
(B)The components of Servicing Revenue, Net are disclosed in Note 5.
(C)These gains (losses) were included in Net Unrealized Gain (Loss) on Securities in the Consolidated Statements of Comprehensive Income.

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of March 31, 2021:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	5.7% - 8.9% (6.8%)	—% - 2.6% (1.0%)	4.6% - 21.1% (8.5%)	15 - 31 (21)	12 - 21 (19)
Recaptured Pools	5.1% - 8.9% (7.1%)	—% - 2.8% (0.6%)	—% - 24.6% (13.8%)	21 - 29 (23)	19- 24 (22)
	5.1% - 8.9% (6.9%)	—% - 2.8% (0.9%)	—% - 24.6% (10.3%)	15 - 31 (22)	12 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.1% - 11.6% (7.9%)	2.1% - 12.5% (9.0%)	—% - 11.8% (8.0%)	6 - 25 (15)	17 - 27 (23)
Recaptured Pools	4.9% - 6.5% (5.7%)	0.2% - 0.5% (0.4%)	11.2% - 21.5% (12.9%)	23 - 27 (25)	21 - 23 (23)
	4.9% - 11.6% (7.5%)	0.2% - 12.5% (9.0%)	—% - 21.5% (8.8%)	6 - 27 (17)	17 - 27 (23)
Total/Weighted Average—Excess MSRs Directly Held	4.9% - 11.6% (7.2%)	—% - 12.5% (4.1%)	—% - 24.6% (9.6%)	6 - 31 (19)	12 - 27 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	6.5% - 8.9% (7.1%)	0.9% - 1.9% (1.2%)	4.6% - 19.3% (7.7%)	15 - 25 (19)	17- 19 (18)
Recaptured Pools	6.2% - 8.0% (7.1%)	0.4% - 1.2% (0.9%)	7.8% - 20.8% (10.4%)	22 - 28 (25)	20 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	6.2% - 8.9% (7.1%)	0.4% - 1.9% (1.0%)	4.6% - 20.8% (9.1%)	15 - 28 (22)	17 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	4.9% - 11.6% (7.2%)	—% - 12.5% (3.0%)	—% - 35.0% (9.4%)	6 - 31 (20)	12 - 27 (21)

MSRs
Agency(H)
Mortgage Servicing Rights(I)	6.0% - 13.5% (9.2%)	0.4% - 1.3% (0.8%)	1.8% - 29.0% (15.2%)	25 - 30 (28)	0 - 30 (22)
	6.0% - 13.5% (9.2%)	0.4% - 1.3% (0.8%)	1.8% - 29.0% (15.2%)	25 - 30 (28)	0 - 30 (22)
Non-Agency
Mortgage Servicing Rights(I)	9.5% - 25.6% (17.8%)	1.4% - 7.6% (4.4%)	4.0% - 40.6% (22.7%)	26 - 79 (52)	0 - 30 (16)
MSR Financing Receivables(I)	7.2%	11.3%	7.6%	48	0 - 30 (25)
	7.2% - 25.6% (7.4%)	1.4% - 11.3% (11.2%)	4.0% - 40.6% (7.8%)	26 - 79 (48)	0 - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(I)(J)	7.6% - 16.8% (14.9%)	2.2% - 5.0% (3.9%)	15.1% - 35.0% (20.7%)	32 - 48 (44)	0 - 30 (27)

Total/Weighted Average—MSRs	6.0% - 25.6% (9.7%)	0.4% - 11.3% (3.4%)	1.8% - 40.6% (10.0%)	25 - 79 (35)	0 - 30 (23)
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.20 - $7.50 ($7.10) per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $10.90 per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.90 per loan per month was used to value the Ginnie Mae MSRs.
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
(J)Includes valuation of the related Excess Spread Financing (Note 5).

With respect to valuing the PHH-serviced MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of March 31, 2021, a weighted average discount rate of 7.8% (range 7.5% - 8.0%) was used to value New Residential’s Excess MSRs (directly and through equity method investees). As of March 31, 2021, a weighted average discount rate of 7.7% (range 7.4% - 13.0%) was used to value New Residential’s MSRs and a weighted average discount rate of 9.5% was used to value New Residential’s MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2021	1.1% - 1.8% (1.8%)	8.1% - 8.2% (8.2%)	5.7% - 7.8% (7.8%)	16.6 - 19.7 (19.7)	bps	5.2% - 5.7% (5.2%)	19 - 22 (22)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.1 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of March 31, 2021, New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$13,443,593	$13,956,269	$13,558,231	$—	$13,558,231	2
Non-Agency RMBS(C)	18,045,244	977,194	1,047,926	—	1,047,926	3
Total	$31,488,837	$14,933,463	$14,606,157	$—	$14,606,157
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

For 95.2% of New Residential’s Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of New Residential’s Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$997,828	3.5% to 15.0% (4.4%)	7.0% to 25.0% (14.0%)	0.5% to 12.0% (1.4%)	20.0% to 88.0% (29.5%)
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$1,731,794	3.0% - 7.5% (4.1%)	2.0% - 25.0% (15.5%)	—% - 3.1% (1.3%)	—% -50.0% (15.0%)
Originated loans	13,130	4.3%	5.5%	3.0%	50.0%
Residential mortgage loans held-for-sale, at fair value	$1,744,924

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$656,752	5.8% - 8.0% (6.0%)	2.0% - 6.4% (6.0%)	1.4% - 2.9% (1.5%)	30.0% - 60.9% (58.1%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$638,986	7.5% - 9.7% (7.5%)	20.4% - 34.1% (20.4%)	4.8% - 23.6% (4.8%)	78.8% - 92.4% (78.8%)

Derivatives Valuation

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$54,092	0.0% - 100.0% (83.2%)	4.0 - 283.4 (102.8)

Asset-Backed Securities Issued

New Residential and NewRez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, NPL/RPL Securitization Trusts and SCFT 2020-A, and therefore, New Residential’s Consolidated Balance Sheets include the asset-backed securities issued by the MDST Trusts, SAFT 2013-1, NPL/RPL Securitization Trusts and SCFT 2020-A, respectively. New Residential elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$1,260,557	1.6% - 4.9% (3.2%)	3.6% - 30.0% (12.5%)	1.0% - 4.8% (3.5%)	20.0% - 90.0% (63.2%)

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

At March 31, 2021, assets measured at fair value on a nonrecurring basis were $322.6 million. The $322.6 million of assets include approximately $302.1 million of residential mortgage loans held-for-sale and $20.5 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2021:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$105,863	4.3% - 7.5% (5.4%)	4.3 - 9.0 (4.7)	5.1% - 9.9% (9.1%)	0.9% - 2.2% (1.1%)	28.6% - 100.0% (47.0%)
Non-performing loans	196,265	5.5% - 9.0% (5.7%)	3.1 - 4.3 (3.4)	2.0% - 2.0% (2.0%)	2.9% - 2.9% (2.9%)	8.5% - 30.0% (28.9%)
Total/weighted average	$302,128	5.6%	3.8	4.5%	2.3%	35.2%
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2021 consisted of a reversal of valuation allowance of $15.6 million for residential mortgage loans and a reversal of valuation allowance of $3.1 million for REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13. VARIABLE INTEREST ENTITIES

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

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of March 31, 2021. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $329.0 million and $308.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Three Months Ended March 31,
	2021	2020
Residential mortgage loan UPB	$12,950,052	$14,932,876
Weighted average delinquency(A)	7.93%	2.45%
Net credit losses	$96,172	$13,898
Face amount of debt held by third parties(B)	$11,850,796	$12,907,495

Carrying value of bonds retained by New Residential(C)(D)	$1,121,761	$1,814,333
Cash flows received by New Residential on these bonds	$288,481	$79,250
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

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of March 31, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The Consumer Loan Companies consolidate certain entities that issued securitization debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on New Residential’s Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
March 31, 2021
Assets
Servicer advance investments, at fair value	$501,483	$—	$—	$—	$501,483
Residential mortgage loans, held-for-investment, at fair value	—	—	336,175	—	336,175
Residential mortgage loans, held-for-sale	—	—	163,271	—	163,271
Residential mortgage loans, held-for-sale, at fair value	—	—	413,576	—	413,576
Consumer loans, held-for-investment, at fair value	—	—	—	637,328	637,328
Cash and cash equivalents	39,030	36,625	—	—	75,655
Restricted cash	2,601	—	—	7,877	10,478
Other assets	9	5,575	41,497	8,447	55,528
Total Assets	$543,123	$42,200	$954,519	$653,652	$2,193,494
Liabilities
Secured notes and bonds payable(A)	$393,361	$—	$669,544	$591,011	$1,653,916
Accrued expenses and other liabilities	944	7,195	23	718	8,880
Total Liabilities	$394,305	$7,195	$669,567	$591,729	$1,662,796

December 31, 2020
Assets
Servicer advance investments, at fair value	$522,901	$—	$—	$—	$522,901
Residential mortgage loans, held-for-investment, at fair value	—	—	358,629	—	358,629
Residential mortgage loans, held-for-sale	—	—	346,250	—	346,250
Residential mortgage loans, held-for-sale, at fair value	—	—	614,868	—	614,868
Consumer loans, held-for-investment	—	—	—	682,932	682,932
Cash and cash equivalents	53,012	39,031	—	—	92,043
Restricted cash	2,808	—	—	8,090	10,898
Other assets	891	9,151	30,621	9,201	49,864
Total Assets	$579,612	$48,182	$1,350,368	$700,223	$2,678,385
Liabilities
Secured notes and bonds payable(A)	$414,576	$—	$1,034,093	$628,759	$2,077,428
Accrued expenses and other liabilities	1,092	9,455	1,661	764	12,972
Total Liabilities	$415,668	$9,455	$1,035,754	$629,523	$2,090,400
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	March 31, 2021			December 31, 2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$148,818	$35,005	$89,066	$163,944	$38,727	$96,418
Others’ ownership interest	26.8%	49.1%	46.5%	26.8%	50.1%	46.5%
Others’ interest in equity of consolidated subsidiary	$39,834	$17,187	$41,963	$43,882	$19,402	$45,384

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Three Months Ended March 31,
	2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$4,885	$7,180	$9,809	$(42,015)	$2,571	$(13,330)
Others’ ownership interest	26.8%	49.1%	46.5%	26.8%	49.9%	46.5%
Others’ interest in net income of consolidated subsidiary	$1,308	$3,525	$4,561	$(11,247)	$1,283	$(6,198)
(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the three months ended March 31, 2021 and 2020, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

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

On February 16, 2021, New Residential announced that its board of directors had authorized the repurchase of up to $200.0 million of its common stock through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. No share repurchases have been made as of the date of issuance of these Consolidated Financial Statements. The share repurchase program may be suspended or discontinued at any time.

The table below summarizes preferred stock:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2021	December 31, 2020	Liquidation Preference(A)	Issuance Discount	Carrying Value	2021	2020
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47
Series B, 7.125% issued August 2019	11,300	11,300	282,500	3.15%	273,418	0.45	0.45
Series C, 6.375% issued February 2020	16,100	16,100	402,500	3.15%	389,548	0.40	0.40
Total	33,610	33,610	$840,250		$812,992	$1.32	$1.32
(A)Each series has a liquidation preference of $25.00 per share.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

On March 24, 2021, New Residential’s board of directors declared first quarter 2021 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 per share of Preferred Series C or $2.9 million, $5.0 million, and $6.4 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 31, 2020	April 2020	$0.05	$20.8
June 22, 2020	July 2020	$0.10	$41.6
September 23, 2020	October 2020	$0.15	$62.4
December 16, 2020	January 2021	$0.20	$82.9
March 24, 2021	April 2021	$0.20	$82.9

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at March 31, 2021.

Common Stock Purchase Warrants

As discussed in Note 11, Debt Obligations, on May 19, 2020 and May 27, 2020 (collectively, the “Issuance Date”), in conjunction with the 2020 Term Loan, the Company issued the 2020 Warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

The Company recorded the value of the 2020 Term Loan and 2020 Warrants on a relative fair value basis. The 2020 Warrants were valued using a Black-Scholes option valuation model that resulted in a fair value of approximately $53.5 million on the Issuance Date and is not subject to subsequent remeasurement. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $6.11 and $7.94, a term of 3.0 years, a risk-free interest rate of 0.24%, and volatility of 35%. The 2020 Warrants met the definition of derivatives under the guidance in ASC 815, Derivatives and Hedging; however, because these instruments are determined to be indexed to the Company’s own stock and met the criteria for equity classification under ASC 815, the 2020 Warrants are accounted for as an equity transaction and recorded in Additional Paid-in-Capital. The 2020 Warrants have a dilutive effect on net income per share to the extent that the market value per share of the Company’s common stock at the time of exercise exceeds the strike price of the 2020 Warrants.

The table below summarizes the 2020 Warrants at March 31, 2021:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants - December 31, 2020	43.4	$6.79
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants - March 31, 2021	43.4	$6.73	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2021, New Residential’s outstanding options were summarized as follows:

Held by the Manager	11,667,675
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	7,000
Total	14,428,655

The following table summarizes New Residential’s outstanding options as of March 31, 2021. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2021 was $11.25 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2021	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2021 (millions)
Directors	Various	7,000	7,000	$13.30	$—
Manager(C)	2017	1,130,916	1,130,916	13.78	—
Manager(C)	2018	5,320,000	4,745,000	16.49	—
Manager(C)	2019	6,351,000	4,809,667	15.93	—
Manager(C)	2020	1,619,739	701,887	17.23
Outstanding		14,428,655	11,394,470
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2018	$16.37 to $17.84	1,159,833
2019	$14.96 to $16.50	1,270,200
2020	$16.84 to $17.23	323,947
Total		2,753,980

The following table summarizes activity in New Residential’s outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options - December 31, 2020	14,428,655
Granted	—	$—
Exercised	—	—
Expired	—	—
Outstanding options - March 31, 2021	14,428,655	See table above

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$301,336	$(1,607,255)
Noncontrolling interests in income of consolidated subsidiaries	9,394	(16,162)
Dividends on preferred stock	14,358	11,222
Net income (loss) attributable to common stockholders	$277,584	$(1,602,315)

Basic weighted average shares of common stock outstanding	414,795,505	415,589,155
Dilutive effect of stock options(A)	—	—
Dilutive effect of common stock purchase warrants(A)	14,695,874	—
Diluted weighted average shares of common stock outstanding	429,491,379	415,589,155

Basic earnings per share attributable to common stockholders	$0.67	$(3.86)
Diluted earnings per share attributable to common stockholders	$0.65	$(3.86)
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	—	174,720
Common stock purchase warrants	—	$—

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of March 31, 2021, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to March 31, 2021, if any):

MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and NewRez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on New Residential’s MSRs and Servicer Advance Investments, respectively.

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

In addition, as the issuer of Ginnie Mae guaranteed securitizations, NewRez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While NewRez is not obligated to repurchase the delinquent loans, NewRez generally exercises its option to repurchase loans that will result in an economic benefit. As of March 31, 2021, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $9.8 million and $1.5 billion, respectively. See Note 5 for information on NewRez’s right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

Residential Mortgage Loans — As part of its investment in residential mortgage loans, New Residential may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 8 for information regarding New Residential’s residential mortgage loans.

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $256.8 million of unfunded and available revolving credit privileges as of March 31, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — Operating lease right-of-use (“ROU”) assets and Operating lease liabilities are grouped and presented as part of Other Assets and Accrued Expenses and Other Liabilities, respectively, on New Residential’s Consolidated Balance Sheets.

New Residential, through its wholly-owned subsidiary, Shellpoint, has leases on office space expiring through 2025. Rent expense, net of sublease income for the three months ended March 31, 2021 and 2020 totaled $3.4 million and $3.4 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of March 31, 2021, future commitments under the non-cancelable leases are as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Year Ending	Amount
April 1 through December 31, 2021	$9,843
2022	10,121
2023	5,854
2024	2,734
2025	2,116
2026 and thereafter	—
Total remaining undiscounted lease payments	30,668
Less: imputed interest	1,741
Total remaining discounted lease payments	$28,927

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $0.9 million due in the future periods.

Other information related to operating leases is summarized below:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	3.0	3.2
Weighted-average discount rate	4.5%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At March 31, 2021, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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
(dollars in tables in thousands, except share and per share data)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

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

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 11 and 14 to our Consolidated Financial Statements for further details.

Due to affiliates consists of the following:

	March 31, 2021	December 31, 2020
Management fees	$7,393	$7,478
Incentive compensation	—	—
Expense reimbursements and other	1,429	1,972
Total	$8,822	$9,450

Affiliate expenses and fees consists of the following:

	Three Months Ended March 31,
	2021	2020
Management fees	$22,162	$21,721
Incentive compensation	—	—
Expense reimbursements(A)	125	125
Total	$22,287	$21,846
(A)Included in General and administrative expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

17.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2021	2020
Current:
Federal	$10,813	$—
State and local	2,216	49
Total current income tax expense (benefit)	13,029	49
Deferred:
Federal	71,309	(127,526)
State and local	13,921	(39,391)
Total deferred income tax expense (benefit)	85,230	(166,917)
Total income tax expense (benefit)	$98,259	$(166,868)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2021. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various business segments, including servicing, origination, and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 for further details.

As of March 31, 2021, New Residential recorded a net deferred tax liability of $93.1 million primarily related to MSRs.

18.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2021 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Corporate Activities

On April 14, 2021, New Residential entered into a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC, a Delaware limited liability company (“LSF”) and an affiliate of Lone Star Funds, and Caliber Home Loans Inc., a Delaware corporation and wholly owned subsidiary of LSF (“Caliber”). The SPA provides that, upon the terms and subject to the conditions set forth therein, the Company or one of its subsidiaries will purchase all of the issued and outstanding equity interests of Caliber (the “Transaction”) from LSF for a purchase price of $1.675 billion, subject to certain downward adjustments for among other things, any Leakage Amount (as defined in the SPA to include certain cash dividends and other payments out of Caliber and its subsidiaries) since December 31, 2020. The Transaction is targeted to close in the third quarter of 2021, subject to various approvals and customary closing conditions.

On April 14, 2021, the Company priced its underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. The offering closed on April 19, 2021. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. Additionally, in connection with the offering, to compensate the Manager for its successful efforts in raising capital for New Residential, the Company granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share.

The Company intends to use the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the acquisition of Caliber. In the event that the Caliber acquisition does not occur, the Company intends to use the net proceeds from the offering for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of New Residential. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto, and with “Risk Factors.”

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended March 31, 2021 compared to the immediately preceding prior quarter ended December 31, 2020 as well as the corresponding quarter of the prior year ended March 31, 2020. In this report, we are changing the basis of comparison from the corresponding quarter of the prior year to the immediately preceding prior quarter, in order to provide readers greater insight into our quarterly performance. For our future Quarterly Reports on Form 10-Q, we will present a discussion of our results of operations for the current quarter compared to the immediately preceding prior quarter only.

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our annual report on Form 10-K for the year ended December 31, 2020.

As of March 31, 2021, we had $35 billion in total assets and 6,086 employees within our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. New Residential became a publicly-traded entity on May 15, 2013.

OUR MANAGER

We are externally managed by an affiliate of Fortress Investment Group LLC and benefit from the resources of this highly diversified global investment manager.

CAPITAL ACTIVITIES

On February 16, 2021, we announced that our board of directors had authorized the repurchase of up to $200.0 million of our common stock through December 31, 2021. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

MARKET CONSIDERATIONS

The COVID-19 pandemic and the measures undertaken to contain its spread continued to affect economic activity in the U.S. and abroad during the first quarter of 2021. Importantly, indicators of economic recovery demonstrated progress, especially as vaccination options for Americans evolved. The U.S. real gross domestic product (“GDP”) continued to expand in the first quarter of 2021 at a faster pace than in the fourth quarter of 2020, although the level of real GDP has likely not yet returned to the level seen before the onset of the pandemic. Labor market conditions improved during the quarter, but employment was still well below its level at the start of 2020. Total employment increased solidly during the quarter after softening at the end of last year. The unemployment rate fell to 6.0% at the end of March 2021. This was the lowest level since the onset of the COVID-19 pandemic and compared to 6.7% at the end of December 2020 and a peak of 14.7% in April 2020. Consumer price inflation—as measured by the 12-month percentage change in the price index for personal consumption expenditures (“PCE”)—remained below 2%.

Consumer spending appeared to be increasing in the first quarter at a pace considerably faster, on balance, than in the fourth quarter of last year. Real PCE expanded strongly in January after declining over the preceding two months, with spending likely boosted by federal stimulus payments sent out in early January. The PCE pointed to a step-down in spending in February but spending in March was boosted by additional federal stimulus payments from the $1.9 trillion American Rescue Plan (“ARP”), which started to be distributed around the middle of the month. In addition, the personal saving rate jumped to an even higher level in January, and ongoing gains in labor earnings along with further fiscal support pointed to additional increases in accumulated household savings. Moreover, the preliminary reading of consumer sentiment moved up notably in early March to its highest level over the past year, reflecting the growing number of vaccinations and the enactment of the ARP, although consumer sentiment remained below its levels from just before the onset of the pandemic.

The trend toward higher longer-term yields observed in recent months continued to accelerate during the first quarter of 2021. Investors appeared to have become more optimistic about an improving economic outlook against the backdrop of progress on COVID-19 vaccinations, bolstered by passage of the ARP, signs of stronger domestic spending, as well as accommodative monetary policy and additional fiscal stimulus. The Treasury yield curve steepened during the first quarter of 2021, with 5- and 10-year yields rising markedly. Measures of inflation compensation increased moderately, on balance, continuing the trend observed over recent months. Markets attributed the increases in longer-term yields in part to increased investor optimism about the economic outlook and expectations of higher Treasury debt issuance. Despite the spikes in equity market volatility early in the quarter, spurred by heavy trading concentrated in a few specific stocks and subsequent concerns over the rapid rise in longer-term interest rates, broad equity price indexes rose on balance. Additionally, consistent with the stronger economic outlook, spreads on high-yield corporate bonds narrowed.

Financing conditions in the residential mortgage market tightened during the quarter as mortgage rates moved off of their 2020 lows but remained accommodative for stronger borrowers. Conventional 30-year rates moved to 3.361% as of March 31, 2021 compared to 2.92% as of December 31, 2020. Mortgage Bankers Association forecasts for origination volume remained elevated relative to historical levels. March estimates for full year 2021 production volume grew to $3.2 trillion, up from the December estimate of $2.8 trillion but down from full year 2020 volume of $3.8 trillion. 48% of 2021 volume is estimated to be refinance volume compared to 63% in 2020. Credit was broadly available to higher-score borrowers meeting standard conforming loan criteria but tightened further for borrowers with lower credit scores. Signaling further improvement in consumer strength was the decline in industry forbearance rates in the first quarter to 4.9% from 5.3% at the end of 2020 as homeowners continued to successfully find permanent solutions such as repayment plans, deferments, and loan modifications.

Construction of single-family homes and home sales remained well above their pre-pandemic levels. However, the incoming data for this sector were mixed. Starts of single-family homes moved down notably during the quarter, in part likely reflecting severe winter weather in February. Starts of multifamily units also fell in February but by less than the strong increase seen in January. Construction permits for single-family homes moved down, on balance, during the quarter, pointing to some slowing in construction in coming months. Sales of both new and existing homes increased further in January, and home prices continued to rise briskly.

Financing conditions for businesses in capital markets remained broadly accommodative during the quarter, supported by low interest rates and high equity valuations. Gross and net corporate bond issuances were solid. Equity raised through traditional initial public offerings and seasoned equity offerings continued to be strong, and initial equity offerings by special purpose acquisition companies remained exceptionally high.

Corporate earnings continued to recover while the credit quality of corporations improved further. Corporate bond defaults declined in December and January and reached levels substantially below their 2019 average. In addition, the volume of corporate credit rating upgrades modestly outpaced downgrades during the quarter. Market indicators of future default expectations moved lower.

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

The market conditions discussed above significantly influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic. While the health of the overall economy continued to show signs of improvement during the first quarter of 2021, economic progress may stall due to the ongoing uncertainty regarding the sustainability of reopening plans, fears regarding any additional COVID-19 waves and uncertainty regarding additional federal stimulus.

The following table summarizes the U.S. gross domestic product:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Percent change from the preceding quarter)
Real GDP	6.4%	4.3%	33.4%	(31.4)%	(5.0)%

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Unemployment rate	6.00%	6.70%	7.90%	11.10%	4.40%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
10-year U.S. Treasury rate	1.74%	0.93%	0.69%	0.66%	0.70%
30-year fixed mortgage rate	3.08%	2.68%	2.89%	3.16%	3.45%

We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

PROPOSED CHANGES TO LIBOR

The London Interbank Offered Rate (“LIBOR”) is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee (“ARRC”), has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, and evaluating the related risks and our exposure.

In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, we have implemented amending terms to transition to an alternative benchmark. We continue to evaluate the transitional impact to serviced ARMs.

OUR PORTFOLIO

Our portfolio, as of March 31, 2021, consists of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
March 31, 2021
Investments	$3,465,886	$—	$5,965,350	$—	$9,431,236	$14,606,157	$3,263,557	$638,986	$—	$27,939,936
Cash and cash equivalents	187,233	97,057	485,627	—	769,917	210,745	17,678	8,889	31,253	1,038,482
Restricted cash	12,679	39,926	34,448	—	87,053	17,409	96	31,478	—	136,036
Other assets	987,931	167,445	4,060,339	—	5,215,715	660,267	81,295	36,644	46,286	6,040,207
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$4,665,565	$316,968	$10,550,856	$—	$15,533,389	$15,494,578	$3,362,626	$715,997	$77,539	$35,184,129
Debt	$3,300,495	$5,391	$5,861,546	$—	$9,167,432	$14,356,673	$2,515,219	$591,011	$541,966	$27,172,301
Other liabilities	546,295	51,504	1,498,685	—	2,096,484	7,283	146,637	3,251	136,360	2,390,015
Total liabilities	3,846,790	56,895	7,360,231	—	11,263,916	14,363,956	2,661,856	594,262	678,326	29,562,316
Total equity	818,775	260,073	3,190,625	—	4,269,473	1,130,622	700,770	121,735	(600,787)	5,621,813
Noncontrolling interests in equity of consolidated subsidiaries	17,187	—	39,834	—	57,021	—	—	41,963	—	98,984
Total New Residential stockholders’ equity	$801,588	$260,073	$3,150,791	$—	$4,212,452	$1,130,622	$700,770	$79,772	$(600,787)	$5,522,829
Investments in equity method investees	$—	$—	$126,095	$—	$126,095	$—	$—	$—	$—	$126,095

Operating Investments

Origination

For the three months ended March 31, 2021, NewRez’s loan origination volume was $27.2 billion, up from $23.9 billion in the quarter prior and up from $11.4 billion in the year prior corresponding quarter. Funded volumes in Direct to Consumer, Wholesale and Correspondent all increased quarter over quarter while Joint Venture declined slightly due to seasonal factors. Additionally, while NewRez’s origination of Non-QM loans paused at the onset of COVID-19 in the first quarter of 2020, the Company restarted production in the first quarter of 2021. During the three months ended March 31, 2021, the continued lower interest rate environment, increased refinance activity by borrowers, increased NewRez recapture rates and increased market share helped drive growth. NewRez’s quarterly market share grew to 2.49% from 1.89% in the quarter prior. Refinance activity remained heightened during the quarter, with refinance originations comprising 73% of NewRez’s first quarter of 2021 funded origination volume, up slightly from 71% in the prior quarter and 67% in the year prior. Gain on sale margins in the three-month period ended March 31, 2021 were 1.43%, 14 bps lower than 1.57% for the three-month period ended December 31, 2020 and 15 bps higher compared to 1.28% for same period in 2020. We continue to expect gain on sale margins to revert to historical levels, especially in third-party originated channels, as industry capacity adjusts to demand.

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

The following table provides loan production by channel and product:

	Unpaid Principal Balance for the Three Months Ended
(in millions)	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Production by Channel
Joint Venture	$1,049	$1,210	$581	$(161)	$468
Direct to Consumer / Retention	5,674	4,276	2,115	1,398	3,559
Wholesale	2,672	2,330	1,665	342	1,007
Correspondent	17,817	16,040	7,053	1,777	10,764
Total Production by Channel	$27,212	$23,856	$11,414	$3,356	$15,798

Production by Product
Agency	$19,583	$16,107	$5,478	$3,476	$14,105
Government	7,474	7,570	5,367	(96)	2,107
Non-QM	—	—	365	—	(365)
Non-Agency	138	160	190	(22)	(52)
Other	17	19	14	(2)	3
Total Production by Product	$27,212	$23,856	$11,414	$3,356	$15,798

% Purchase	27%	29%	33%
% Refinance	73%	71%	67%

The following table provides information regarding Gain on Originated Mortgage Loans, Held-for-Sale, Net:

(dollars in thousands)	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Gain on originated mortgage loans, held-for-sale, net(A)(B)(C)(D)	$384,423	$403,854	$158,215	$(19,431)	$226,208

Pull through adjusted lock volume	$26,906,676	$25,751,396	$12,381,939	$1,155,280	$14,524,737

Gain on originated mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.24%	3.43%	2.01%
Joint Venture	4.40%	4.99%	3.11%
Wholesale	1.71%	2.59%	0.54%
Correspondent	0.33%	0.42%	0.71%
Total gain on originated mortgage loans, as a percentage of pull through adjusted lock volume	1.43%	1.57%	1.28%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $658.3 million, $705.5 million, and $277.0 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.
(C)Excludes $19.0 million, $28.4 million, and $15.4 million of Gain on Originated Mortgage Loans, Held-for-Sale, Net for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Mortgage Loans, Held-for-Sale, Net decreased for the three months ended March 31, 2021 compared the three months ended December 31, 2020 primarily driven by tighter margins. Total Gain on Originated Mortgage Loans,

Held-for-Sale, Net increased for the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by the higher volume from all our channels.

Servicing

Our servicing business operates through a performing loan servicing division, NewRez Servicing and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). NewRez Servicing services performing Agency and government-insured loans. SMS services delinquent Agency loans and Non-Agency loans on behalf of the owners of the underlying mortgage loans. As of March 31, 2021, NewRez Servicing serviced $211.8 billion UPB of loans and Shellpoint Mortgage Servicing serviced $92.8 billion UPB of loans, for a total servicing portfolio of $304.6 billion UPB, representing a 2.3% increase from December 31, 2020 and a 10.4% increase from March 31, 2020. The combined servicing represents 1,709,245 loans, a 1.4% decrease from December 31, 2020 and a 9.1% increase from March 31, 2020.

As of March 31, 2021, approximately 230,000 homeowners serviced by NewRez Servicing and SMS had indicated that since the onset of the COVID-19 pandemic they are or were impacted by COVID-19. As of March 31, 2021, only 60,000 of the forbearance plans (representing 26% of the population) remained active. Active forbearances were essentially flat relative to December 31, 2020. While the number of forbearances is elevated relative to non-COVID-19 related periods, SMS has seen a significant decrease in the number of active forbearances from the peak in the second quarter of 2020. As of March 31, 2021, active forbearances in the NewRez/SMS servicing portfolio was 3.5% of loans compared to 3.4% of loans as of December 31, 2020 and compared to 10.5% as of the second quarter of 2020. SMS is generally entitled to receive incentive fees, including fees paid in connection with the completion of a repayment plan or payment deferral plan. Incentives are expected to range from $500 to a maximum of $1,000 per loan, subject to certain conditions, based upon the final form of the forbearance resolution.

Since March 2020 our cost to service has increased in connection with supporting performing homeowners as they navigate forbearance programs and due to a rise in delinquencies. Higher costs are expected to be offset by incentive and performance fees in the future as delinquencies are resolved. Higher costs are also expected to decline as COVID-19 related forbearances wane and consumer financial health improves. Direct cost to service is comprised of costs associated with administering loans and does not include corporate overhead allocations. Annualized direct cost to service per current loan increased 1% quarter-over-quarter to $74. Annualized direct cost to service per current and delinquent loan increased 5% quarter-over-quarter to $140. Both of these increases were related to seasonal factors.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or NewRez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Performing Servicing
MSR Assets	$205,487	$199,405	$178,109	$6,082	$27,378
Acquired Residential Whole Loans	6,283	5,041	2,474	1,242	3,809
Total Performing Servicing	211,770	204,446	180,583	7,324	31,187

Special Servicing
MSR Assets	16,748	21,475	14,508	(4,727)	2,240
Acquired Residential Whole Loans	1,456	4,952	6,700	(3,496)	(5,244)
Third Party	74,613	66,892	74,031	7,721	582
Total Special Servicing	92,817	93,319	95,239	(502)	(2,422)
Total Servicing Portfolio	$304,587	$297,765	$275,822	$6,822	$28,765
Agency Servicing
MSR Assets	$157,598	$157,210	$138,179	$388	$19,419
Acquired Residential Whole Loans	—	—	—	—	—
Third Party	14,978	15,566	11,386	(588)	3,592
Total Agency Servicing	172,576	172,776	149,565	(200)	23,011

Government Servicing
MSR Assets	57,880	57,148	53,905	732	3,975
Acquired Residential Whole Loans	—	—	—	—	—
Third Party	—	—	1,718	—	(1,718)
Total Government Servicing	57,880	57,148	55,623	732	2,257

Non-Agency (Private Label) Servicing
MSR Assets	6,757	6,522	533	235	6,224
Acquired Residential Whole Loans	7,739	9,993	9,174	(2,254)	(1,435)
Third Party	59,635	51,326	60,927	8,309	(1,292)
Total Non-Agency (Private Label) Servicing	74,131	67,841	70,634	6,290	3,497
Total Servicing Portfolio	$304,587	$297,765	$275,822	$6,822	$28,765

	Three Months Ended
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Base Servicing Fees
MSR Assets	$46,440	$43,407	$26,948	$3,033	$19,492
Acquired Residential Whole Loans	1,077	3,350	2,191	(2,273)	(1,114)
Third Party	27,112	32,453	31,407	(5,341)	(4,295)
Total Base Servicing Fees	$74,629	$79,210	$60,546	$(4,581)	$14,083

Other Fees
Incentive fees	$20,249	$23,627	$8,666	$(3,378)	$11,583
Ancillary fees	10,982	10,449	9,034	533	1,948
Boarding fees	1,936	3,438	4,889	(1,502)	(2,953)
Other fees	5,719	5,667	4,111	52	1,608
Total Other Fees(A)	$38,886	$43,181	$26,700	$(4,295)	$12,186

Total Servicing Fees	$113,515	$122,391	$87,246	$(8,876)	$26,269

(A)Includes other fees earned from third parties of $16.3 million, $7.0 million, and $9.8 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of March 31, 2021, we had $5.0 billion carrying value of MSRs and MSR Financing Receivables. As of March 31, 2021, our Full and Excess MSR portfolio decreased to $514 billion UPB from $536 billion UPB as of December 31, 2020 and $645 billion as of March 31, 2020. Full MSRs as of March 31, 2021 decreased to $419 billion from $435 billion UPB as of December 31, 2020 and $527 billion UPB as of March 31, 2020. Excess MSRs as of March 31, 2021 decreased to $95 billion UPB from $101 billion UPB as of December 31, 2020 and from $118 billion UPB as of March 31, 2020. The decrease in portfolio size during the periods presented was predominantly a result of prepayments, partially offset by originations.

We finance our MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes of a specified margin over LIBOR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 11 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR Financing Receivables.

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of March 31, 2021, these subservicers include LoanCare, PHH, Mr. Cooper, and Flagstar, which subservice 15.7%, 15.4%, 15.3%, and 0.6% of the underlying UPB of the related mortgages, respectively (includes both Mortgage Servicing Rights and MSR Financing Receivables). The remaining 53.0% of the underlying UPB of the related mortgages is subserviced by NewRez (Note 1 to our Consolidated Financial Statements). We have entered into agreements with certain subservicers pursuant to which we are entitled to receive the MSR on any refinancing by the subservicer or by NewRez of a loan in the related original portfolio.

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

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR. See Note 11 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

See Note 5 to our Consolidated Financial Statements for further information regarding our MSR Financing Receivables.

The table below summarizes our MSRs and MSR Financing Receivables as of March 31, 2021.

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
MSRs
GSE	$290,005.8	28	bps	$3,199.9
Non-Agency	6,124.7	52		15.4
Ginnie Mae	57,996.5	44		808.2
MSR Financing Receivables
Non-Agency	64,387.4	48		1,021.8
Total	$418,514.4	34	bps	$5,045.3

The following table summarizes the collateral characteristics of the loans underlying our MSRs and MSR Financing Receivables as of March 31, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$3,199,914	$290,005,816	1,872,667	746	4.0%	264	68	2.6%	31.7%	31.6%	0.2%	14.6%
Non-Agency	15,409	6,124,672	126,741	667	6.7%	196	156	3.3%	9.4%	6.4%	3.2%	52.4%
Ginnie Mae	808,236	57,996,508	287,885	689	3.5%	325	32	2.0%	24.8%	24.6%	0.2%	35.5%
MSR Financing Receivables
Non-Agency	1,021,780	64,387,370	483,256	640	4.1%	302	182	12.9%	10.5%	9.4%	1.2%	3.8%
Total	$5,045,339	$418,514,366	2,770,549	721	4.0%	277	82	4.1%	27.2%	26.8%	0.4%	16.4%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	1.0%	0.3%	3.5%	0.3%	—%	0.3%
Non-Agency	2.9%	1.1%	4.2%	4.0%	0.7%	3.0%
Ginnie Mae	2.1%	0.8%	6.7%	0.7%	—%	0.8%
MSR financing receivables
Non-Agency	4.7%	1.8%	2.1%	6.6%	0.9%	2.4%
Total	1.8%	0.6%	3.8%	1.4%	0.2%	0.7%
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

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

Summary of Direct Excess MSRs as of March 31, 2021

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR(%)	Carrying Value (millions)
Agency	$32.4	29	bps	21	bps	32.5% - 66.7%	$157.6
Non-Agency(B)	36.0	35		15		33.3% - 100%	145.9
Total/Weighted Average	$68.4	32	bps	18	bps		$303.5
(A)The MSR is a weighted average as of March 31, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $24.4 billion UPB underlying these Excess MSRs.

Summary of Excess MSRs Through Equity Method Investees as of March 31, 2021

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$27.0	33	bps	22	bps	50.0%	66.7%	33.3%	$177.4
(A)The MSR is a weighted average as of March 31, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSRs as of March 31, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$105,017	$21,675,754	174,031	721	4.5%	230	134	1.6%	25.3%	24.8%	0.7%	18.3%
Recaptured Loans	52,616	10,697,644	66,735	726	4.1%	266	49	—%	25.5%	25.1%	0.5%	35.8%
	$157,633	$32,373,398	240,766	722	4.4%	243	104	1.1%	25.4%	24.9%	0.6%	24.3%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$122,890	$32,428,038	187,525	666	4.3%	270	180	9.1%	15.8%	13.7%	2.4%	11.2%
Recaptured Loans	23,045	3,565,922	17,005	736	3.9%	274	32	0.1%	30.3%	30.3%	—%	38.9%
	$145,935	$35,993,960	204,530	673	4.2%	271	166	7.7%	17.1%	15.2%	2.2%	16.1%
Total/Weighted Average(H)	$303,568	$68,367,358	445,296	696	4.3%	258	138	4.2%	21.0%	19.8%	1.5%	21.0%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	2.1%	0.7%	6.3%	0.5%	0.1%	0.1%
Recaptured Loans	1.4%	0.5%	5.3%	0.1%	—%	0.1%
	1.8%	0.6%	6.0%	0.3%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	10.7%	5.9%	4.8%	5.3%	0.5%	1.4%
Recaptured Loans	1.4%	0.3%	4.1%	0.1%	—%	—%
	9.9%	5.4%	4.7%	4.8%	0.4%	1.3%
Total/Weighted Average(H)	6.2%	3.2%	5.3%	2.8%	0.3%	0.7%
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
(F)We also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $24.4 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2021 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$84,800	$14,915,283	33.3%	159,489	703	5.1%	221	153	1.3%	20.9%	19.8%	1.4%	20.5%
Recaptured Loans	92,608	12,110,637	33.3%	90,764	710	4.1%	261	57	—%	23.9%	23.2%	1.1%	40.5%
Total/Weighted Average(G)	$177,408	$27,025,920		250,253	706	4.7%	239	110	1.3%	22.3%	21.3%	1.3%	30.3%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	3.0%	0.9%	6.0%	0.7%	0.1%	0.2%
Recaptured Loans	1.9%	0.7%	5.5%	0.1%	—%	0.1%
Total/Weighted Average(G)	2.5%	0.8%	5.8%	0.4%	0.1%	0.1%
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2021
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments
Mr. Cooper and SLS serviced pools	$492,831	$517,557	$24,439,045	$440,306	1.8%
(A)Carrying value represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the three months ended March 31, 2021 (dollars in thousands):

			Three Months Ended March 31, 2021		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	6.3	$(371)	$403,570	88.9%	88.2%	1.4%	1.3%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

March 31, 2021
Principal and interest advances	$79,423
Escrow advances (taxes and insurance advances)	186,275
Foreclosure advances	174,608
Total	$440,306

MSR Related Ancillary Business

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of March 31, 2021, our ownership interest in Covius is 24.3%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2021 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$13,443,593	$13,956,269	100.0%	$9,207	$(407,245)	$13,558,231	59	7.4	8.5%	$13,641,520
(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended March 31, 2021:

Net Interest Spread(A)
Weighted Average Asset Yield	2.19%
Weighted Average Funding Cost	0.23%
Net Interest Spread	1.96%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At March 31, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately 13.6 billion and $13.8 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2021 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$18,045,244	$977,194	$105,302	$(34,569)	$1,047,926	$629,986
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2021 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2006	NR	95	$90,619	$16,419	1.7%	$16,183	—%	—%	4.8	6.9%
2006	N/A	15	91,603	—	—%	1	—%	—%	—	0.1%
2007	NR	16	166,986	2,815	0.3%	4,138	—%	—%	2.8	0.1%
2008 and later	BBB	445	17,682,871	944,727	98.0%	1,013,611	23.8%	—%	3.7	2.6%
Total/weighted average	BBB	571	$18,032,079	$963,961	100.0%	$1,033,933	23.2%	—%	3.7	2.6%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2006	13.4	0.06	6.0%	10.7%	9.4%
2006	14.6	0.20	9.2%	—%	88.9%
2007	13.8	0.15	11.8%	16.2%	25.8%
2008 and later	13.8	0.68	16.0%	5.3%	0.5%
Total/weighted average	13.8	0.67	15.8%	5.4%	20.6%
(A)Excludes $12.7 million face amount of bonds backed by consumer loans and $0.5 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 287 bonds with a carrying value of $324.5 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2021.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2021.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $27.9 million and $2.4 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $249.8 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended March 31, 2021:

Net Interest Spread(A)
Weighted average asset yield	3.59%
Weighted average funding cost	3.33%
Net interest spread	0.26%
(A)The Non-Agency RMBS portfolio consists of 26.1% floating rate securities and 73.9% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At March 31, 2021 and December 31, 2020, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.3 billion and $1.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Notes 8 and 16 in our Consolidated Financial Statements for further details on these transactions.

On March 31, 2020, in connection with the sale of certain Non-Agency RMBS (the “Securities”), we agreed to exercise call rights with respect to those Securities on behalf and solely at the direction of one of the buyers.

Refer to Note 16 for additional discussion regarding call rights and transactions with affiliates.

Residential Mortgage Loans

In March of 2020, we began selling assets to manage and generate liquidity and de-risk our balance sheet. To realign our balance sheet in reaction to increased market risk and raise liquidity, we reduced our exposure to acquired loan pools financed using repurchase agreements.

As of March 31, 2021, we had approximately $6.7 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $5.1 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2021 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$708,746	$656,752	11,806	6.0%	5.5

Acquired reverse mortgage loans(E)(F)	$12,228	$5,675	28	7.6%	4.3
Acquired performing loans(G)(I)	132,431	126,814	3,155	5.5%	4.4
Acquired non-performing loans(H)(I)	234,527	190,590	1,536	5.5%	3.3
Total residential mortgage loans, held-for-sale, at lower of cost or market	$379,186	$323,079	4,719	5.6%	3.7

Acquired performing loans(G)(I)	$1,706,522	$1,728,490	8,569	3.7%	10.0
Acquired non-performing loans	455,723.0	406,100	2	5.2%	3.0
Originated loans	3,420,363	3,465,886	12,919	2.9%	27.5
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$5,582,608	$5,600,476	23,488	3.3%	20.2
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
(H)As of March 31, 2021, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.
(I)Includes $553.9 million and $289.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At March 31, 2021 and December 31, 2020, the Company pledged mortgage loans with a carrying value of approximately $5.6 billion and $4.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2021 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans	$577,124	60.3%	39.7%	85,468	684	17.7%	12.4%	193	3.4	1.4%	0.9%	1.4%	20.7%	4.9%
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

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. Furthermore, the notes are non-mark-to-market and not subject to margin calls. See Note 11 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

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

At March 31, 2021, our net deferred tax liability of $93.1 million was primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us, as well as, deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held in within taxable entities.

For the three months ended March 31, 2021, we recognized deferred tax expense of $85.2 million primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of March 31, 2021, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2020.

The outbreak of the novel coronavirus pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which we invest. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three and three months ended March 31, 2021 compared to the three months ended December 31, 2020 and March 31, 2020 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Revenues
Interest income	$253,735	$234,118	$402,373	$19,617	$(148,638)
Servicing revenue, net of change in fair value of mortgage servicing rights	513,548	(95,728)	(289,115)	609,276	802,663
Gain on originated mortgage loans, held-for-sale, net	403,434	432,279	173,577	(28,845)	229,857
	1,170,717	570,669	286,835	600,048	883,882
Expenses
Interest expense	118,905	120,683	216,855	(1,778)	(97,950)
General and administrative expenses	362,505	278,432	275,099	84,073	87,406
Management fee to affiliate	22,162	22,452	21,721	(290)	441
	503,572	421,567	513,675	82,005	(10,103)
Other Income (Loss)
Change in fair value of investments	(265,566)	(58,706)	(566,276)	(206,860)	300,710
Gain (loss) on settlement of investments, net	1,729	38,864	(799,572)	(37,135)	801,301
Other income (loss), net	(23,320)	27,767	(36,790)	(51,087)	13,470
	(287,157)	7,925	(1,402,638)	(7,925)	1,115,481
Impairment
Provision (reversal) for credit losses on securities	(894)	(1,762)	44,149	868	(45,043)
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	(18,713)	(8,296)	100,496	(10,417)	(119,209)
	(19,607)	(10,058)	144,645	10,058	(164,252)
Income (Loss) Before Income Taxes	399,595	167,085	(1,774,123)	500,060	2,173,718
Income tax expense (benefit)	98,259	65,563	(166,868)	32,696	265,127
Net Income (Loss)	$301,336	$101,522	$(1,607,255)	$199,814	$1,908,591
Noncontrolling interests in income (loss) of consolidated subsidiaries	9,394	18,556	(16,162)	(9,162)	25,556
Dividends on preferred stock	14,358	14,357	11,222	1	3,136
Net Income (Loss) Attributable to Common Stockholders	$277,584	$68,609	$(1,602,315)	$208,975	$1,879,899

Interest Income

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Interest income increased $19.6 million primarily due to (i) $12.6 million of higher interest earned on our bond portfolio attributable to additional bond purchases during the first quarter of 2021, (ii) $4.5 million of higher interest income related to our MSRs, and (iii) $2.8 million of higher interest income related to increased funded origination volume at Shellpoint.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Interest income decreased $148.6 million primarily due to (i) $94.2 million of lower interest earned on a significantly smaller average bond portfolio in for the first quarter of 2021 compared to the same period of the prior year, (ii) a $27.6 million decrease related to MSRs attributable to a smaller average investment portfolio, (iii) $33.0 million of lower interest income from residential mortgage loans and consumer loans due to a decrease in unpaid principal balances, partially offset by (iv) $6.1 million of higher interest income related to increased origination volume at Shellpoint.

Servicing Revenue, Net

Servicing Revenue, Net related to MSRs consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Servicing fee revenue	$263,743	$278,492	$328,122	$(14,749)	$(64,379)
Ancillary and other fees	31,894	30,049	32,138	1,845	(244)
Servicing fee revenue and fees	295,637	308,541	360,260	(12,904)	(64,623)
Change in fair value due to:
Realization of cash flows	(317,716)	(407,524)	(191,367)	89,808	(126,349)
Change in valuation inputs and assumptions(A)	545,379	4,971	(463,711)	540,408	1,009,090
Change in fair value of derivative instruments	(8,823)	—	—	(8,823)	(8,823)
(Gain) loss realized	(929)	(1,716)	5,703	787	(6,632)
Servicing revenue, net	$513,548	$(95,728)	$(289,115)	$609,276	$802,663
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$521,624	$4,237	$(323,699)	$517,387	$845,323
Changes in discount rates	—	—	(73,502)	—	73,502
Changes in other factors	23,755	734	(66,510)	23,021	90,265
Change in valuation and assumptions	$545,379	$4,971	$(463,711)	$540,408	$1,009,090

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Servicing revenue, net increased $609.3 million primarily driven by (i) a $540.4 million increase in positive mark-to-market adjustments, (ii) an $89.8 million decrease in realization of cash flows as a result of slower prepayments, partially offset by (iii) a $12.9 million decrease in servicing fee revenue and fees from portfolio runoff. The increase in positive mark-to-market adjustments of $540.4 million for the three months ended March 31, 2021 were primarily driven by slower prepayment rates and higher float earnings projections.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Servicing revenue, net increased $802.7 million primarily driven by (i) a $1.0 billion change from negative to positive mark-to-market adjustments as a result of slower prepayment rates, lower delinquency rates, and a decrease in discount rates. The increase was partially offset by (ii) a $126.3 million increase in realization of cash flows as a result of increase in average portfolio size from acquisitions and originations as well as transfers from investments in MSR Financing Receivables to MSRs subsequent to March 31, 2020, and (iii) a $64.6 million decrease in servicing fee revenue and fees from portfolio runoff.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Gain on originated mortgage loans, held-for-sale, net decreased $28.8 million. For the first quarter of 2021, loan origination volume was $27.2 billion, up from $23.9 billion in the prior quarter. Funded volumes in Direct to Consumer, Wholesale and Correspondent all increased quarter over quarter while Joint Venture declined slightly due to seasonal factors. Higher loan volumes were offset by lower gain on sale margins, which was 1.43% for the first quarter of 2021, 14 bps lower than 1.57% for the prior quarter. We continue to expect gain on sale margins to revert to historical levels, especially in third-party originated channels, as industry capacity adjusts to demand.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Gain on originated mortgage loans, held-for-sale, net increased $229.9 million primarily driven by higher loan origination volume of $27.2 billion during the first quarter of 2021, up from $11.4 billion in the year prior. In additional to higher funding volumes, gain on sale margin for the first quarter of 2021 was 1.43%, 15 bps higher than 1.28% for the prior year.

Interest Expense

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Interest expense decreased $1.8 million primarily attributable to lower overall interest rates on our MSR debt facilities for the first quarter of 2021.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Interest expense decreased $98.0 million primarily attributable to (i) $92.3 million of lower interest expense on a comparatively smaller bond portfolio for the first quarter of 2021, (ii) $13.1 million of lower interest expense related to residential mortgage loans and consumer loans driven by lower average principal balances, and (iii) $6.1 million of lower interest expense due to runoff of MSR related investments, partially offset by (iv) $4.6 million of higher interest expense on loan originations due to higher origination volume, and (v) $8.9 million of higher interest expense as a result of the $550.0 million aggregate principal amount of 6.25% senior unsecured notes entered into on September 16, 2020.

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Compensation and benefits	$65,426	$50,575	$51,341	$14,851	$14,085
Compensation and benefits, origination	133,218	108,669	61,278	24,549	71,940
Legal and professional	18,219	6,704	26,037	11,515	(7,818)
Loan origination	40,245	32,619	16,929	7,626	23,316
Occupancy	10,350	10,604	8,064	(254)	2,286
Subservicing	49,839	41,765	66,981	8,074	(17,142)
Loan servicing	4,679	(9,187)	7,853	13,866	(3,174)
Property and maintenance	12,130	15,653	7,463	(3,523)	4,667
Other miscellaneous general and administrative	28,399	21,030	29,153	7,369	(754)
General and administrative expenses	$362,505	$278,432	$275,099	$84,073	$87,406

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

General and administrative expenses increased $84.1 million primarily attributable to increases in NewRez origination (funded and pipeline) and servicing volumes. During the first quarter of 2021, NewRez funded $27.2 billion of origination volume compared to $23.9 billion of for the prior quarter. As of March 31, 2021, NewRez Servicing serviced $211.8 billion UPB of loans and Shellpoint Mortgage Servicing serviced $92.8 billion UPB of loans, for a total servicing portfolio of $304.6 billion UPB, representing a 2.3% increase from December 31, 2020. Higher origination and servicing volumes resulted in higher headcount and the associated compensation and benefits expense, loan origination expense, and subservicing expense.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

General and administrative expenses increased $87.4 million primarily attributable to increases in NewRez origination and servicing volumes. During the first quarter of 2021, NewRez funded $27.2 billion of origination volume compared to $11.4 billion for the prior year. As of March 31, 2021, NewRez and Shellpoint Mortgage Servicing serviced $304.6 billion UPB, representing a 10.4% increase from March 31, 2020. The combined servicing represents 1,709,245 loans, a 9.1% increase from March 31, 2020. Higher origination and servicing volumes resulted in higher headcount and the associated compensation and benefits expense, and loan origination expense. Additionally, growth in Guardian Asset Management inspection and property management contracts resulted in an increase of expenses incurred related to performing such services, accompanied with an increase in compensation and benefits also due to higher employee headcount. These increases in headcount related servicing, origination, and property maintenance expenses were partially offset by a decrease in legal and professional fees and subservicing expenses related to our MSR portfolio as a result of transfers of servicing to NewRez Servicing and SMS.

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Excess MSRs	$(4,618)	$(4,459)	$(11,024)	$(159)	$6,406
Excess MSRs, equity method investees	3,165	(587)	(457)	3,752	3,622
MSR financing receivables	(25,778)	(33,262)	(104,111)	7,484	78,333
Servicer advance investments	(371)	332	(18,749)	(703)	18,378
Real estate and other securities	(498,339)	28,986	(86,792)	(527,325)	(411,547)
Residential mortgage loans	60,174	702	(265,244)	59,472	325,418
Consumer loans held-for-investment	(6,004)	7,262	(39,917)	(13,266)	33,913
Derivative instruments	206,205	(57,680)	(39,982)	263,885	246,187
Change in fair value of investments	$(265,566)	$(58,706)	$(566,276)	$(206,860)	$300,710

Change in Fair Value of Excess MSRs

Change in Fair Value of Excess MSRs consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$5,537	$(293)	$4,226	$5,830	$1,311
Changes in discount rates	—	—	(4,015)	—	4,015
Changes in other factors	(10,155)	(4,166)	(11,235)	(5,989)	1,080
Change in fair value of Excess MSRs	$(4,618)	$(4,459)	$(11,024)	$(159)	$6,406

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

The negative mark-to-market fair value adjustments during the three months ended March 31, 2021 were mainly driven by increases in projected delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. This was partially offset by favorable changes in interest rates and reduced prepayment speeds. The negative mark-to-market adjustments during the three months ended December 31, 2020 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The negative mark-to-market fair value adjustments during the three months ended March 31, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. This was partially offset by favorable changes in interest rates and prepayment speeds. The negative mark-to-

market fair value adjustments during the three months ended March 31, 2021 were mainly driven by increases in delinquency rates and higher discount rates. This was partially offset by increased interest rates and decreased prepayment speeds.

Change in Fair Value of Excess MSRs, Equity Method Investees

Change in Fair Value of Excess MSRs, Equity Method Investees consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$1,074	$(99)	$686	$1,173	$388
Changes in discount rates	—	—	(743)	—	743
Changes in other factors	2,091	(488)	(400)	2,579	2,491
Total	$3,165	$(587)	$(457)	$3,752	$3,622

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

The positive mark-to-market fair value adjustments during the first quarter of 2021 were mainly driven by favorable changes in interest rates and prepayment speeds. The mark-to market adjustments during the fourth quarter of 2020 were relatively flat.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The positive mark-to-market fair value adjustments during the first quarter of 2021 were mainly driven by favorable changes in interest rates and prepayment speeds. The mark-to market adjustments during the first quarter of 2020 were relatively flat.

Change in Fair Value of MSR Financing Receivables

The component of changes in the fair value of MSR Financing Receivables consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Realization of cash flows	$(21,954)	$(40,589)	$(68,752)	$18,635	$46,798
Change in valuation inputs and assumptions	(3,554)	7,327	(33,610)	(10,881)	30,056
(Gain) loss on sales	(270)	—	(1,749)	(270)	1,479
Total	$(25,778)	$(33,262)	$(104,111)	$7,484	$78,333
(A)The following table summarizes the components of changes in the fair value of MSR Financing Receivables related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$19,163	$3,216	$81,808	$15,947	$(62,645)
Changes in discount rates	—	—	(12,744)	—	12,744
Changes in other factors	(22,717)	4,111	(102,674)	(26,828)	79,957
Total	$(3,554)	$7,327	$(33,610)	$(10,881)	$30,056

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Change in fair value of MSR Financing Receivables increased $7.5 million primarily driven by (i) an $18.6 million decrease in realization of cash flows as a result of slower prepayments and transfer from investments in MSR Financing Receivables to

MSRs during the first quarter of 2021, partially offset by (ii) a $10.9 million change from positive to negative mark-to-market adjustments as a result of higher costs of financing offset by slower prepayment rates.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in fair value of MSR Financing Receivables increased $78.3 million primarily driven by (i) a $46.8 million decrease in realization of cash flows as a result of slower prepayments and transfer from investments in MSR Financing Receivables to MSRs during the first quarter of 2021, and (ii) a $30.1 million decrease in negative mark-to-market adjustments as a result of lower delinquency rates and a decrease in discount rates, partially offset by a higher costs of financing.

Change in Fair Value of Servicer Advance Investments

Changes in Fair Value of Servicer Advance Investments consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$12	$3	$(1,874)	$9	$1,886
Changes in discount rates	—	—	(12,744)	—	12,744
Changes in other factors	(383)	329	(4,131)	(712)	3,748
Total	$(371)	$332	$(18,749)	$(703)	$18,378

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

The negative mark-to-market adjustments during the first quarter of 2021 were driven by changes in the overall projected delinquency of the servicer advance portfolio coupled with changes in the debt fee rate for related servicer advance financing. Positive mark-to-market adjustments during the fourth quarter of 2020 were impacted by changes in the servicer advance UPB curve.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The negative mark-to-market adjustments during the first quarter of 2021 were driven by changes in the overall delinquency of the servicer advance portfolio coupled with changes in the debt fee rate for related servicer advance financing. Negative mark-to-market adjustments during the first quarter of 2020 were largely driven by increased discount rates.

Change in Fair Value of Real Estate and Other Securities

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Change in fair value of investments in real estate securities decreased $527.3 million primarily driven by unfavorable adjustments in Agency securities due to higher interest rates, market volatility, and changes in inputs and assumptions. This was partially offset by favorable adjustments in Non-Agency securities due to interest-only bonds increasing in value due to lower projected prepayments and overall improvement in borrower performance as more borrowers exit forbearance.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in fair value of investments in real estate securities decreased $411.5 million primarily driven by a decrease in observable prices due to higher interest rates and higher prepayment rates in Agency RMBS.

Change in Fair Value of Residential Mortgage Loans

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Change in fair value of investments in residential mortgage loans increased $59.5 million primarily due to (i) a $24.3 million increase related to changes in valuation inputs and assumptions attributable to favorable changes in estimates regarding the economic outlook and (ii) a $35.2 million increase primarily due to loans sales as well as more realization of gain through securitizations.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in fair value of investments in residential mortgage loans increased $325.4 million primarily due to (i) a $286.0 million increase related to changes in valuation inputs and assumptions attributable to favorable changes in estimates regarding the economic outlook and (ii) a $39.4 million increase primarily due to loan sales as well as more realization of gain through securitizations.

Change in Fair Value of Consumer Loans Held-for-Investment

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Change in fair value of consumer loans decreased $13.3 million primarily due to unfavorable changes in inputs and assumptions, including higher prepayment rates and lower recoveries.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in fair value of consumer loans increased $33.9 million due to the significant negative impact of COVID-19 on inputs and assumptions for the first quarter of 2020.

Change in Fair Value of Derivative Instruments

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Change in fair value of derivative instruments increased $263.9 million on interest rate swaps due to favorable changes in inputs and assumptions driven by increased interest rates.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Change in fair value of derivative instruments increased $246.2 million on interest rate swaps due to favorable changes in inputs and assumptions driven by increased interest rates.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Gain (loss) on sale of real estate securities	$(983)	$(162)	$(754,540)	$(821)	$753,557
Gain (loss) on sale of acquired residential mortgage loans	30,399	2,681	35,236	27,718	(4,837)
Gain (loss) on settlement of derivatives	(27,373)	58,287	(84,712)	(85,660)	57,339
Gain (loss) on liquidated residential mortgage loans	897	2,098	(839)	(1,201)	1,736
Gain (loss) on sale of REO	(3,946)	(24,557)	1,173	20,611	(5,119)
Gain (loss) on extinguishment of debt	(6)	(1,438)	1,461	1,432	(1,467)
Other gains (losses)	2,741	1,955	2,649	786	92
	$1,729	$38,864	$(799,572)	$(37,135)	$801,301

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Gain on settlement of investments, net decreased $37.1 million primarily due to (i) an $85.7 million change in gain (loss) on settlement of derivatives during the first quarter of 2021 and last quarter of 2020, partially offset by (ii) a $27.7 million increase in gain on sale of residential mortgage loans related to the 2020-NPL1 sale in the first quarter of 2021, and (iii) a $20.6 million increase in gain on sale of REO’s due to a legacy REO receivable write-off during the fourth quarter of 2020.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Gain on settlement of investments, net increased $801.3 million primarily reflecting a reduction in our Agency RMBS portfolio during the first quarter of 2020 in order to generate liquidity and de-risk our balance sheet in response to the onset of COVID-19 related market factors. We realized significant losses due to the timing of the bond sales.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020	QoQ Change	YoY Change
Unrealized gain (loss) on secured notes and bonds payable	$(4,422)	$(1,501)	$17,002	$(2,921)	$(21,424)
Unrealized gain (loss) on contingent consideration	(408)	(619)	(1,614)	211	1,206
Unrealized gain (loss) on equity investments	(2,783)	(2,042)	(45,023)	(741)	42,240
Gain (loss) on transfer of loans to REO	1,321	2,935	2,595	(1,614)	(1,274)
Gain (loss) on transfer of loans to other assets	(21)	(166)	(241)	145	220
Gain (loss) on Ocwen common stock	(186)	3,014	(5,050)	(3,200)	4,864
Provision for servicing losses	(6,158)	4,434	(4,781)	(10,592)	(1,377)
Rental and ancillary revenue	5,827	7,558	6,260	(1,731)	(433)
Property and maintenance revenue	19,906	25,032	13,347	(5,126)	6,559
Other income (loss)	(36,396)	(10,878)	(19,285)	(25,518)	(17,111)
	$(23,320)	$27,767	$(36,790)	$(51,087)	$13,470

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

As summarized in the table above, total other income decreased $51.1 million primarily due to (i) a $26.9 million increase in reserve of receivables on our whole loan portfolio and Shellpoint, (ii) a $10.6 million increase in losses on provision for servicing losses, and (iii) a $5.1 million decrease in property and maintenance revenue at Guardian Asset Management.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

As summarized in the table above, total other income increased $13.5 million primarily attributable to (i) a $42.1 million change in write down of our equity method investments due to a large write off during the first quarter of 2020, (ii) a $6.6 million increase in property and maintenance revenue at Guardian Asset Management, (iii) a $4.9 million decrease in losses on Ocwen common stock, and (iv) a $3.8 million increase in value of warrants, partially offset by (v) a $21.4 million decrease in unrealized gains on our secured notes and bonds payable, and (vi) a $22.7 million increase in reserve of loan receivables.

Provision (Reversal) for Credit Losses on Securities

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

The provision (reversal) for credit losses on securities decreased $0.9 million due to a reversal driven by improved credit spreads on Non-Agency RMBS.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The provision (reversal) for credit losses on securities increased by $45.0 million primarily due to a decline in fair values on Non-Agency RMBS purchased with existing credit impairment due to the significant deterioration in macroeconomic forecasts attributable to the onset of the COVID-19 pandemic in the first quarter of 2020.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Valuation and loss provision (reversal) on loans and real estate owned decreased $10.4 million driven by (i) a $7.5 million increase in reversal of impairment on residential mortgage loans due to changes in interest rates and improved performance, and (ii) a $2.9 million increase in reversal of impairment on certain REOs with an increase in home prices.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Valuation and loss provision (reversal) on loans and real estate owned decreased $119.2 million driven by (i) a $114.5 million reversal of impairment on certain loans related to changes in interest rates and improved performance, and (ii) a $4.7 million increase on reversal of impairment on certain REOs with an increase in home prices.

Income Tax Expense (Benefit)

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

Income tax expense increased $32.7 million primarily driven by deferred tax expense from changes in the fair value of MSRs, loans, and swaps held within taxable entities.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Income tax expense increased $265.1 million. The tax benefit for the prior year primarily reflected deferred tax benefits resulting from changes in the fair value of loans and MSRs, partially offset by deferred tax expense generated from income in our servicing and origination business segments.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31, 2021 compared to the three months ended December 31, 2020.

NCI income decreased $9.2 million primarily due to (i) $8.0 million of negative fair value adjustments and increased servicing expenses at our Consumer Loan Companies, which are 46.5% owned by third parties, and (ii) a $1.6 million decrease from the Shelter JVs, driven by lower earnings from originations for the first quarter of 2021.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

NCI income increased $25.6 million primarily due to higher operating income for the first quarter of 2021 relative to unfavorable earnings caused by the onset of the COVID-19 pandemic in the prior year. Lower operating income for the first quarter of 2020 was primarily the result of negative fair value adjustments.

Dividends on Preferred Stock

Three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Dividends on preferred stock increased $3.1 million due to the issuance of preferred series C shares in February of 2020.

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

Our primary uses of funds are the payment of interest, management fees, incentive compensation, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at March 31, 2021 was $1,038.5 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and NewRez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of March 31, 2021, approximately $744.0 million of our cash and cash equivalents were held at NRM and NewRez, of which $587.7 million were in excess of regulatory liquidity requirements. NRM and NewRez are expected to maintain compliance with applicable net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2021, we had outstanding secured financing agreements with an aggregate face amount of approximately $19.5 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly, for example from 3.0% - 12.0% for Agency RMBS, 12.0% - 80.0% for Non-Agency RMBS, and 0.1% - 25.0% for residential mortgage loans. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $3.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

While market volatility has subsided since the onset of COVID-19 in mid-March 2020, it is possible that volatility may increase again, and our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	March 31, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$5,133,435	$5,131,682	May-21 to Dec-22	2.18%	0.6	$5,539,834	$5,601,036	$5,562,750	20.0	$4,039,564
Agency RMBS(D)	13,641,520	13,641,520	Apr-21 to Jan-22	0.23%	0.4	$13,443,593	13,956,269	13,558,231	1.0	$12,682,427
Non-Agency RMBS(E)	740,770	740,544	Apr-21 to Jun-21	3.33%	0.5	15,722,106	1,247,027	1,304,584	0.7	817,209
Real Estate Owned(G)(H)	8,714	8,714	May-21 to Dec-22	2.60%	1.8	N/A	N/A	11,580	N/A	8,480
Total Secured Financing Agreements	19,524,439	19,522,460		0.86%	0.5					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	265,899	265,899	Aug-24	4.36%	3.4	95,393,278	315,399	390,631	6.2	275,088
MSRs(J)	2,696,137	2,685,492	Jul-22 to Mar-26	4.25%	3.3	385,377,861	4,240,151	4,717,694	6.2	2,691,791
Servicer Advance Investments(K)	403,570	402,691	Apr-21 to Dec-22	1.42%	1.3	440,306	492,831	517,558	6.3	423,144
Servicer Advances(K)	2,494,763	2,487,465	Apr-21 to Sep-23	2.43%	1.6	2,898,656	2,895,073	2,895,073	0.7	2,585,575
Residential Mortgage Loans(L)	682,847	675,317	Sep-22 to Aug-60	4.18%	20.4	1,019,812	998,328	934,291	4.2	1,039,838
Consumer Loans(M)	583,948	591,011	Sep-37	2.03%	3.4	575,267	584,632	637,264	3.6	628,759
Total Secured Notes and Bonds Payable	7,127,164	7,107,875		3.27%	4.3					7,644,195
Total/ Weighted Average	$26,651,603	$26,630,335		1.50%	1.5					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $56.4 million of associated accrued interest payable as of March 31, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $24.1 million and $33.1 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $247.7 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(I)Includes $265.9 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $373.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.3%; $394.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $1,927.3 million of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.4% to 3.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.8 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $50.7 million face amount of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.7% (see Note 12 for fair value details), (iii) $139.2 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 12 for fair value details), and (iv) $466.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.2% to 5.0%.

(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $530.9 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $19.5 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2021
	Outstanding Balance at March 31, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$13,641,520	$13,833,811	$17,881,476	0.23%
Non-Agency RMBS	740,770	806,260	1,300,827	3.42%
Residential mortgage loans	4,658,639	4,552,293	5,511,488	1.96%
Real estate owned	2,129	2,282	2,815	2.37%
Secured Notes and Bonds Payable
Servicer advances	648,875	786,878	928,259	1.96%
Total/weighted average	$19,691,933	$19,981,524	$25,624,865	0.82%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Secured Financing Agreements
Agency RMBS	$13,833,811	$11,391,397	$6,899,998	$1,175,803
Non-Agency RMBS	806,260	447,824	1,459,942	2,092,963
Residential mortgage loans	4,552,293	3,655,906	3,112,376	3,180,499
Real estate owned	2,282	2,581	3,222	76,763
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

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

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

On September 16, 2020, the Company, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2020 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of

6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company used the net proceeds from the offering, together with cash on hand, to prepay and retire its then-existing 2020 Term Loan and to pay related fees and expenses. As a result, the Company recorded a $61.1 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

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

Maturities

Our debt obligations as of March 31, 2021, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2021	$648,882	$18,103,159	$18,752,041
2022	917,384	2,327,985	3,245,369
2023	1,200,000	285,676	1,485,676
2024	—	557,251	557,251
2025	250,450	1,789,849	2,040,299
2026 and thereafter	1,010,573	110,400	1,120,973
	$4,027,289	$23,174,320	$27,201,609
(A)Includes secured notes and bonds payable of $4.0 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $19.5 billion and $3.7 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades receivable) and Non-Agency RMBS repurchase agreements were 1% and 43%, respectively, and for residential mortgage loans and REO were 8% and 25%, respectively, during the three months ended March 31, 2021.

Borrowing Capacity

The following table represents our borrowing capacity as of March 31, 2021 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,553,745	$1,503,861	$3,049,884
New loan origination	7,823,000	3,638,280	4,184,720

Secured Notes and Bonds Payable
Excess MSRs	286,380	265,899	20,481
MSRs	3,667,277	2,696,137	971,140
Servicer advances	4,315,000	2,898,333	1,416,667
	$20,645,402	$11,002,510	$9,642,892
(A)Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2021.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes Preferred Shares:

							Dividends Declared per Share
	Number of Shares		Liquidation Preference(A)				Three Months Ended March 31,
Series	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	Issuance Discount	Carrying Value	2021	2020
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	$155,250	3.15%	$150,026	$0.47	$0.47
Series B, 7.125% issued August 2019	11,300	11,300	282,500	282,500	3.15%	273,418	0.45	0.45
Series C, 6.375% issued February 2020	16,100	16,100	402,500	402,500	3.15%	389,548	0.40	0.40
Total	33,610	33,610	$840,250	$840,250		$812,992	$1.32	$1.32
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

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2021.

On February 16, 2021, we announced that our board of directors had authorized the repurchase of up to $200.0 million of our common stock through December 31, 2021. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

As of March 31, 2021, our outstanding options had a weighted average exercise price of $16.12. Our outstanding options as of March 31, 2021 were summarized as follows:

Held by the Manager	11,667,675
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	7,000
Total	14,428,655

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2021, we recorded net unrealized losses on our real estate securities due to widening credit spreads, changes in collateral performance, and other factors related specifically to certain investments. We recorded a reversal of credit impairment charges of $0.9 million with respect to real estate securities and realized losses of $1.0 million on sales of real estate securities.

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

The table below summarize common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2020	April 2020	$0.05
June 30, 2020	July 2020	$0.10
September 30, 2020	October 2020	$0.15
December 31, 2020	January 2021	$0.20
March 31, 2021	April 2021	$0.20

Cash Flow

Operating Activities

Net cash flows used in operating activities decreased approximately $1.8 billion for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Operating cash flows for the three months ended March 31, 2021 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $28.6 billion, servicing fees received of $304.2 million, net recoveries of servicer advances receivable of $107.2 million, and net interest income received of $168.5 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $2.1 billion, originations of $27.0 billion, incentive compensation and management fees paid to the Manager of $22.2 million, income taxes paid of $0.1 million, subservicing fees paid of $75.9 million and other outflows of approximately $475.8 million including general and administrative costs and loan servicing fees. The $501.3 million net proceeds on residential mortgage loans, held for sale, were primarily used to pay down debt facilities classified in financing activities below.

Investing Activities

Cash flows provided by (used in) investing activities were $0.8 billion for the three months ended March 31, 2021. Investing activities consisted primarily of the acquisition of MSRs, real estate securities, and the funding of servicer advances, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loan, REOs, and derivative cash flows.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $1.4 billion during the three months ended March 31, 2021. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under secured financing agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.1 billion. As of March 31, 2021, there was $13.0 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of March 31, 2021. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2021 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2021:

•Derivatives – as described in Note 10 to our Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 11 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 15 and 18 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2021, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $256.8 million of unfunded and available revolving credit privileges as of March 31, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Net (loss) income attributable to common stockholders	$277,584	$68,609	$(1,602,315)
Adjustments for Non-Core Earnings:
Impairment	(19,607)	(10,058)	144,645
Change in fair value of investments	(275,419)	18,875	955,532
(Gain) loss on settlement of investments, net	17,628	(39,605)	811,471
Other (income) loss	38,046	21,144	43,584
Other income and impairment attributable to non-controlling interests	(4,511)	1,722	(22,279)
Non-capitalized transaction-related expenses	10,623	7,630	16,902
Preferred stock management fee to affiliate	3,048	3,048	2,295
Deferred taxes	85,230	57,295	(166,917)
Interest income on residential mortgage loans, held-for-sale	7,570	7,100	12,143
Adjust consumer loans to level yield	—	—	(515)
Core earnings of equity method investees:
Excess mortgage servicing rights	4,576	1,205	3,825
Core earnings	$144,768	$136,965	$198,371

Net income per diluted share	$0.65	$0.16	$(3.86)
Core earnings per diluted share	$0.34	$0.32	$0.48

Weighted average number of shares of common stock outstanding, diluted	429,491,379	425,127,967	415,589,155

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

	March 31, 2021	December 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+122.0	+191.0
+25bps	+57.0	+98.0
-25bps	-57.0	-98.0
-50bps	-169.0	-199.0

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

	March 31, 2021	December 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+20bps	-49.6	-10.6
+10bps	-24.5	-5.3
-10bps	+24.5	+5.3
-20bps	+49.0	+10.6

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

Investment Specific Sensitivity Analyses

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of March 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2021	$3,199,914
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,424,475	$3,308,115	$3,097,636	$3,002,238
Change in estimated fair value:
Amount	$224,561	$108,201	$(102,278)	$(197,676)
%	7.0%	3.4%	(3.2)%	(6.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,407,458	$3,297,453	$3,111,335	$3,031,677
Change in estimated fair value:
Amount	$207,544	$97,539	$(88,579)	$(168,237)
%	6.5%	3.0%	(2.8)%	(5.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,221,739	$3,210,566	$3,188,221	$3,177,049
Change in estimated fair value:
Amount	$21,825	$10,652	$(11,693)	$(22,865)
%	0.7%	0.3%	(0.4)%	(0.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,131,532	$3,165,463	$3,233,324	$3,267,255
Change in estimated fair value:
Amount	$(68,382)	$(34,451)	$33,410	$67,341
%	(2.1)%	(1.1)%	1.0%	2.1%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2021	$1,037,189
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,131,623	$1,082,073	$994,972	$956,531
Change in estimated fair value:
Amount	$94,434	$44,884	$(42,217)	$(80,658)
%	9.1%	4.3%	(4.1)%	(7.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,080,002	$1,057,067	$1,018,943	$1,004,616
Change in estimated fair value:
Amount	$42,813	$19,878	$(18,246)	$(32,573)
%	4.1%	1.9%	(1.8)%	(3.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,082,448	$1,053,104	$994,395	$965,034
Change in estimated fair value:
Amount	$45,259	$15,915	$(42,794)	$(72,155)
%	4.4%	1.5%	(4.1)%	(7.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,024,343	$1,030,514	$1,042,856	$1,049,027
Change in estimated fair value:
Amount	$(12,846)	$(6,675)	$5,667	$11,838
%	(1.2)%	(0.6)%	0.5%	1.1%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of March 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2021	$808,236
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$862,227	$832,750	$779,687	$755,740
Change in estimated fair value:
Amount	$53,991	$24,514	$(28,549)	$(52,496)
%	6.7%	3.0%	(3.5)%	(6.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$888,077	$844,237	$770,457	$739,099
Change in estimated fair value:
Amount	$79,841	$36,001	$(37,779)	$(69,137)
%	9.9%	4.5%	(4.7)%	(8.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$823,407	$814,353	$796,245	$787,192
Change in estimated fair value:
Amount	$15,171	$6,117	$(11,991)	$(21,044)
%	1.9%	0.8%	(1.5)%	(2.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$772,775	$789,037	$821,562	$837,824
Change in estimated fair value:
Amount	$(35,461)	$(19,199)	$13,326	$29,588
%	(4.4)%	(2.4)%	1.6%	3.7%

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

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, (v) Risks Related to Our Stock and (vi) Risks Related to the Caliber Acquisition. However, these categories do overlap and should not be considered exclusive.

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

The COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns. These measures, among others, have slowed economic activities, and have led to significant and unprecedented volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted.

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

•Volatility in the residential credit market has caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

•Significant and widespread decreases in the fair values of our assets, could cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities and these facilities being unavailable to use for future financing needs, as well as triggering cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties will negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

•Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns, and the continuation of such low interest rates may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

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

•A rise in unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, we expect to see an increase in our servicer advance obligations for which we will need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•A decrease in the value of our qualifying REIT assets and other market developments resulting from COVID-19 may adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance for another six months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Unprecedented numbers of forbearances were requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business.

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

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic such as resurgence of COVID-19 cases in certain geographies, the related economic impacts, as well as the successful distribution and acceptance of vaccines for COVID-19, all of which remain uncertain and difficult to predict. The duration and impact of the COVID-19 pandemic and response thereto remains uncertain, and we are not able to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage, LLC (“NRM”) and NewRez LLC (“NewRez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of March 31, 2021, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Consolidated Financial Statements).

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
•volatility associated with asset valuations and margin calls;
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

As of March 31, 2021, 24.9% and 20.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.6% and 7.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As of March 31, 2021, 33.0% of the collateral securing our Non-Agency RMBS was located in the Western U.S., 26.7% was located in the Southeastern U.S., 23.3% was located in the Northeastern U.S., 11.6% was located in the Midwestern U.S. and 5.4% was located in the Southwestern U.S. We were unable to obtain geographical information for 0.0% of the collateral. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2021, 26.1% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 73.9% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on

March 5, 2021, the ICE Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023.

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
•reliance on programs administered by, the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and -“The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. The COVID-19 pandemic has had and could continue to have an adverse impact on economic and market conditions and could result in a prolonged period of economic slowdown. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Compliance with changing regulation of corporate governance and public disclosure has and will continue to result in increased compliance costs and pose challenges for our management team.

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or new reforms under the Biden Administration that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material effect on our financial condition and results of operations.

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

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments. In addition to its management fee, our Manager is currently entitled to receive incentive compensation. In evaluating investments and other management strategies, the opportunity to earn incentive compensation may lead our Manager to place undue emphasis on the maximization of earnings, including through the use of leverage, at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Moreover, because our Manager receives compensation in the form of options in connection with the completion of our equity offerings, our Manager may be incentivized to cause us to issue additional stock, which could be dilutive to existing stockholders. In addition, our Manager’s management fee is not tied to our performance and may not sufficiently incentivize our Manager to generate attractive risk-adjusted returns for us.

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

In addition, there is significant uncertainty regarding the legislative and regulatory outlook for the Dodd-Frank Act and related statutes governing financial services, which may include Dodd-Frank Act amendments, mortgage finance and housing policy in the U.S., and the future structure and responsibilities of regulatory agencies such as the CFPB and the FHFA. For example, in March 2018, the U.S. Senate approved banking reform legislation intended to ease some of the restrictions imposed by the Dodd-Frank Act. Due to this uncertainty, it is not possible for us to predict how future legislative or regulatory proposals by Congress and the Biden Administration will affect us or the market and industry in which we operate, and there can be no assurance that the resulting changes will not have an adverse impact on our business, results of operations, or financial condition. It is possible that such regulatory changes could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold significant portions of our investments and activities through TRSs, including Servicer Advance Investments, MSRs and servicing and origination activities, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

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

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. For example, the Biden Administration has indicated that it intends to modify key aspects of the tax Code, including by increasing corporate and individual tax rates. We cannot predict the impact, if any, of these proposed changes to our business or an investment in our stock.

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

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where a cap of at least 20% is placed on the amount of cash that may be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Risks Related to the Caliber Acquisition

The Caliber Acquisition is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Caliber Acquisition could have material adverse effects on us.

On April 14, 2021, we signed a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC, a Delaware limited liability company (“LSF”) and an affiliate of Lone Star Funds, and Caliber Home Loans Inc., a Delaware corporation and wholly owned subsidiary of LSF (“Caliber”) to acquire Caliber (the “Caliber Acquisition”). We cannot assure you that the Caliber Acquisition will be consummated on the terms described herein or the timeframe contemplated herein, if at all. In addition, we may not be able to obtain financing on favorable terms, or at all, or we may be unable to use the financing that we obtain in connection with the Caliber Acquisition.

The completion of the Caliber Acquisition is subject to a number of conditions, including (i) the accuracy of the other party’s representations and warranties (subject to certain qualifications); (ii) the other party’s compliance with its covenants contained in the SPA (subject to certain qualifications); (iii) the expiration or termination of the applicable waiting periods under the HSR Act, (iv) the absence of any judgment, decree or judicial order adopted, promulgated or entered into which prohibits the performance or consummation of the Caliber Acquisition, (v) the receipt of certain governmental entity, government-sponsored entity and third party approvals and (vi) the absence of any Material Adverse Effect (as defined in the SPA), which make the completion of the Caliber Acquisition and timing thereof uncertain. There can be no assurance that the conditions to closing of the Caliber Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Caliber Acquisition. Under the terms of the SPA, the Caliber Acquisition is required to close no later than December 31, 2021 (unless extended at our option for two additional thirty (30) day periods if certain closing conditions other than those relating to obtaining certain consents, approvals or other authorizations required in connection with the Caliber Acquisition have otherwise been satisfied), subject to the satisfaction or waiver of certain closing conditions. Any delay in closing or a failure to close could have a negative impact on our business and the trading price of our common stock.

In addition, regulators, such as governmental entities and GSEs, may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Caliber Acquisition, and such conditions, terms, obligations or restrictions may delay completion of the Caliber Acquisition, require us to take actions that materially alter our existing business or the proposed combined business, including divestitures or similar transactions, or impose additional material costs on or materially limit the revenues of the combined company following the completion of the Caliber Acquisition. Regulators may impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or lead to the abandonment of the Caliber Acquisition.

If the Caliber Acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Caliber Acquisition, we will be subject to a number of risks, including the following:

•the market price of our common stock could decline;
•we could owe a substantial termination fee to the other party under certain circumstances;
•time and resources committed by our management to matters relating to the Caliber Acquisition could otherwise have been devoted to pursuing other beneficial opportunities for our Company;
we may experience negative reactions from the financial markets or from our customers, employees, suppliers and regulators; and
•we will be required to pay the costs relating to the Caliber Acquisition, such as legal, accounting and financial advisory fees, whether or not the Caliber Acquisition is completed.

The materialization of any of these risks could adversely impact our ongoing business. Similarly, delays in the completion of the Caliber Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Caliber Acquisition.

We and Caliber are each subject to business uncertainties and contractual restrictions while the Caliber Acquisition is pending, which could adversely affect the business and operations of the combined Company.

In connection with the pendency of the Caliber Acquisition, it is possible that some customers, suppliers and other persons with whom we or Caliber have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Caliber, as the case may be, as a result of the Caliber Acquisition, which could negatively affect our current or the combined Company’s future revenues, earnings and cash flows, regardless of whether the Caliber Acquisition is completed.

Under the terms of the SPA, Caliber is subject to certain restrictions on the conduct of its business prior to completing the Caliber Acquisition, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or fund capital expenditures. Such limitations could adversely affect Caliber’s business and operations prior to the completion of the Caliber Acquisition.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Caliber Acquisition.

Uncertainties associated with the Caliber Acquisition may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. Our success after the completion of the Caliber Acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Caliber Acquisition, current and prospective employees may experience uncertainty about their roles within our Company following the completion of the Caliber Acquisition, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Caliber Acquisition.

After the Caliber Acquisition, we may be unable to successfully integrate the businesses and realize the anticipated benefits of the Caliber Acquisition.

The success of the Caliber Acquisition will depend, in part, on our ability to successfully combine Caliber, which currently operates as an independent company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Caliber Acquisition, rating agencies may take negative actions with respect to our credit ratings, which may increase our financing costs, including in connection with the financing of the Caliber Acquisition. Caliber’s business is subject to many of the same risks of our businesses relating to mortgage origination, loan servicing and other areas as described in this report. If the Caliber Acquisition is completed, our exposure to the risks involved in those businesses will be increased due to the substantial increase of our operations in those areas resulting from the Caliber Acquisition.

The Caliber Acquisition involves the integration of Caliber with our existing business, which is a complex, costly and time-consuming process. The integration of Caliber into our business may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the Caliber Acquisition;
•managing a larger Company;
•maintaining employee morale and attracting and motivating and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•retaining existing business and operational relationships and attracting new business and operational relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•coordinating geographically separate organizations;
•unanticipated issues in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations; and
•unforeseen expenses or delays associated with the Caliber Acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We may not have discovered undisclosed liabilities of Caliber during our due diligence process.

In the course of the due diligence review of Caliber that we conducted prior to the execution of the SPA, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Caliber and its subsidiaries and we do not have rights of indemnification against the seller for any such liabilities. Examples of such undisclosed liabilities may include, but are not limited to, unpaid taxes or pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Caliber Acquisition.

Stockholder or other litigation could result in the payment of damages and/or may materially and adversely affect our business, financial condition results of operations and liquidity.

Transactions such as the Caliber Acquisition often give rise to lawsuits by stockholders or other third parties. Stockholders may pursue litigation relating to the Caliber Acquisition. The defense or settlement of any lawsuit or claim regarding the Caliber Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation could be costly and could divert our time and attention from the operation of the business.

Caliber’s business is highly dependent on Ginnie Mae, Fannie Mae and Freddie Mac and certain federal and state government agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and/or results of operations.

Caliber originates loans eligible for securitization or sale to Fannie Mae and Freddie Mac, government insured or guaranteed loans such as FHA or Veterans Affairs Loans (“VA Loans”), and other loans eligible for Ginnie Mae securities issuance. Caliber also services loans on behalf of Fannie Mae and Freddie Mac, including loans Caliber sells to them, as well as loans that have been delivered into securitization programs sponsored by Fannie Mae, Freddie Mac or Ginnie Mae in connection with the issuance of Agency-guaranteed mortgage backed securities (“MBS”). These entities establish the base servicing fee to compensate Caliber for servicing loans as well as the assessment of fines and penalties that may be imposed upon Caliber for failing to meet servicing standards.

In 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, as their conservator, FHFA controls and directs their operations. There is significant uncertainty regarding the future of the GSEs, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have, and whether they will be government agencies, government-sponsored agencies or private for-profit entities. Since they have been placed into conservatorship, many legislative and administrative plans for GSE reform have been put forth, but all have been met with resistance from various constituencies.

The Trump Administration made reforming Fannie Mae and Freddie Mac, including their relationship with the federal government, a priority. In September 2019, the U.S. Department of the Treasury released a proposal for reform, and, in October

2019, FHFA released a strategic plan regarding the conservatorships, which included a scorecard under which preparing for exiting conservatorship is a key objective. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private-sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the Consumer Financial Protection Bureau’s (“CFPB”), qualified mortgage regulations, and continuing to support the market for 30-year fixed-rate mortgages. Some of Treasury’s recommendations would require administrative action whereas others would require legislative action. It is uncertain whether these recommendations or other reforms will be enacted under the Biden Administration. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements.

On December 17, 2020, FHFA published a final rule establishing a new regulatory capital framework. On July 14, 2020, the Financial Stability Oversight Council (“FSOC”) announced that it was initiating an activities-based review of the secondary market, including the GSEs. Section 111 of the Dodd-Frank Act established the Council in order to identify risks to U.S. financial stability that could arise from the material financial distress or failure, or ongoing activities, of large, interconnected bank holding companies or nonbank financial companies; promote market discipline; and respond to emerging threats to the stability of the U.S. financial system. The Dodd-Frank Act designed the FSOC to facilitate a holistic, integrated approach among various federal agencies to manage the potential material risk of nonbank financial companies. In this regard, the voting members of the Council are the Secretary of the Treasury, who serves as Chairperson of the Council; the Chairman of the Board of Governors of the Federal Reserve System; the Comptroller of the Currency; the Director of the CFPB; the Chairman of the SEC; the Chairperson of the Federal Deposit Insurance Corporation; the Chairman of the Commodity Futures Trading Commission; the Director of the Federal Housing Finance Agency; the Chairman of the National Credit Union Board; and an independent member appointed by the President, with the advice and consent of the Senate, having insurance expertise. Following the FSOC disclosure, the Director of the FHFA, who also is a voting member of FSOC, applauded the activities-based review, noting that Fannie Mae and Freddie Mac must be well capitalized in order to support the mortgage market during a stressed environment.

In addition, various other proposals to generally reform the U.S. housing finance market have been offered by members of the U.S. Congress, and certain of these proposals seek to significantly reduce or eliminate over time the role of the GSEs in purchasing and guaranteeing mortgage loans. Any such proposals, if enacted, may have broad adverse implications for the MBS market and our business. It is possible that the adoption of any such proposals might lead to higher fees being charged by the GSEs or lower prices on sales of mortgage loans to them.

The extent and timing of any regulatory reform regarding the GSEs and the U.S. housing finance market, as well as any effect on our business operations and financial results, are uncertain. It is not yet possible to determine whether such proposals will be enacted and, if so, when, what form any final legislation or policies might take or how proposals, legislation or policies may impact the MBS market and our business, operations and financial condition. Our inability to make the necessary changes to respond to these changing market conditions or loss of Caliber’s approved seller/servicer status with the Agencies would have a material adverse effect on our mortgage lending operations and our financial condition, results of operations and cash flows. If those Agencies cease to exist, wind down, or otherwise significantly change their business operations or if Caliber lost approvals with those Agencies or Caliber’s relationships with those Agencies are otherwise adversely affected, Caliber’s ability to profitably sell loans it originates and services would be affected and our profitability, business, financial condition and results of operations would be adversely affected.

Changes in applicable investor or insurer guidelines or Agency guarantees could adversely affect our business, financial condition and results of operations.

Caliber is required to follow specific guidelines of purchasers of its loans, such as Fannie Mae, Freddie Mac and private investors, as well as the guidelines of private mortgage insurers, FHA, VA and the USDA, which in each case impacts the way Caliber originates and services loans, including guidelines with respect to:

•credit standards for mortgage loans;
•minimum financial requirements relating to its net worth, capital ratio and liquidity;
•its servicing practices;
•the servicing and incentive fees that may be charged;
•modification standards and procedures; and
•the amount of reimbursable advances.

For example, the FHFA has directed Fannie Mae and Freddie Mac to align their guidelines for servicing delinquent mortgages that they own or that back securities which they guarantee, which can result in monetary incentives for servicers that perform well and penalties for those that do not. In addition, the FHFA has directed Fannie Mae and Freddie Mac to assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. Similarly, the FHA requires servicers to curtail or reduce the amount of interest they seek from mortgage insurance proceeds if they fail to meet specified timelines. A significant change in these guidelines could impair the volume of Caliber’s loan production, require us to expend additional resources in providing mortgage services and increase our costs, which would adversely affect our business, financial condition and results of operations.

The GSEs recently issued guidance providing that borrowers in, or recently out of, forbearance will be eligible to refinance their existing loan or purchase a new home. To be eligible, a borrower either must have reinstated their forborne loan or resolved a delinquency on that loan through a loss mitigation solution. If the borrower resolved any missed payments due to forbearance through a reinstatement, the borrower will be eligible for a refinancing, as long as proceeds from the refinancing are not used to reinstate the loan. If outstanding payments have been or will be resolved through loss mitigation, the borrower is eligible for a refinancing if the borrower, as of the new note date, has made at least three timely regularly scheduled payments based on the applicable loss mitigation option. FHA subsequently announced substantially similar guidance, but with differing time periods for the number of timely regularly scheduled timely payments that must be made under the applicable loss mitigation option and depending on the loan type. For example, the borrower must complete three consecutive monthly payments post-forbearance for purchase-money loans and no cash-out refinances and twelve consecutive post-forbearance payments for cash-out refinances.

Both HUD and the GSEs have issued guidance on the conditions under which they will insure or purchase loans going into forbearance pursuant to the CARES Act shortly after the loan is originated, but before the loan is insured by FHA or purchased by the GSEs. FHA announced that it would temporarily endorse mortgages with active forbearance plans submitted for FHA insurance through March 31, 2021 (unless extended), excluding refinancings of non FHA-to-FHA cash-out refinances. A condition to obtaining FHA insurance endorsement for such loans is the execution by the lender of a two-year “partial indemnification agreement” in connection with each of these loans providing for the indemnification of twenty percent of the initial loan amount. The mortgagee will responsible for paying this amount of losses incurred by HUD if the borrower fails to make two or more payments when due under the terms of the FHA-insured mortgage at any point within two years from the date of endorsement and the borrower remains in default until the filing of an FHA insurance claim. If the borrower enters into forbearance and subsequently brings the loan current, either pursuant to the terms of the mortgage or a permanent loss mitigation option, through the date that is two years from the date of endorsement of the mortgage, the indemnification agreement will terminate.

In addition, changes in the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the insurance provided by the FHA could also have broad adverse market implications. The fees that we are required to pay to the Agencies for these guarantees have increased significantly over time. Any future increases in guarantee fees or changes to their structure or increases in the premiums we are required to pay the FHA for insurance would adversely affect our business, financial condition and results of operations.

Some of the loans Caliber services are higher risk loans, which are more expensive to service than conventional mortgage loans and may lead to liquidity challenges.

Some of the mortgage loans Caliber services are higher risk loans based on the underwriting criteria under which they were originated. This may mean that the loans are made to less credit worthy borrowers, are originated with a high loan to value ratio, or are secured by properties with declining values. These loans may have a higher risk of delinquency and as a result are more expensive to service because they require more frequent interaction with customers and greater monitoring and oversight. Additionally, in connection with the ongoing mortgage market reform and regulatory developments, servicers of higher risk loans are subject to increased scrutiny by state and federal regulators and will experience higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along to our servicing customers any of the additional expenses Caliber incurs in servicing higher risk loans. The greater cost of servicing higher risk loans—which may be further increased through regulatory reform, consent decrees or enforcement—could adversely affect our business, financial condition and results of operations.

Certain of Caliber’s material vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.

Certain of Caliber’s material vendors currently have operations located in India, which is subject to relatively higher political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics, including, for example, the recent resurgence in COVID-19 cases. The political or regulatory climate in the

United States, or elsewhere, also could change so that it would not be lawful or practical for us to use vendors with international operations in the manner in which we currently use them. If Caliber could no longer utilize vendors operating in India or if those vendors were required to transfer some or all of their operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1*	Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2*	Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3*	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4*	Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5*	Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6*	Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7*	Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8*	Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9*	Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10	Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11	Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.12	Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.12 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.13	Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.13 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.14	Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

Exhibit Number	Exhibit Description

2.15	Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16	Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17	Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18	Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19	Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.19 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.20	Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.20 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.21	Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.21 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.22	Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.23	Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.24*	Stock Purchase Agreement, dated April 14, 2021, by and between LSF Pickens Holdings, LLC, Caliber Home Loans, Inc., and New Residential Investment Corp. (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 14, 2021)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.5	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

3.6	Certificate of Designations of New Residential Investment Corp., designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)

Exhibit Number	Exhibit Description

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)
4.4	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.5	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.6	Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.7	Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.8	Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.9	Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.10	Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.11	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.12	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.13	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

Exhibit Number	Exhibit Description

4.14	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.15	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.16	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.17	Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.18	Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.19	Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.20	Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.21	Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.22	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.23	Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

4.24	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021)

Exhibit Number	Exhibit Description

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47*	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.48#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

Exhibit Number	Exhibit Description

10.49#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.51	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.52	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.53#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.54#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.55#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

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

10.59	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.60	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among New Residential Investment Corp., as Parent and the Borrower, and Certain Subsidiaries of New Residential Investment Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.61	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

Exhibit Number	Exhibit Description

10.62	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.62 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.63	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.63 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.64	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.64 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.65	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.65 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.66	Registration Rights Agreement, dated May 19, 2020, by and among New Residential Investment Corp. and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

21.1	List of Subsidiaries of New Residential Investment Corp.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
*	Portions of this exhibit have been omitted.
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

May 5, 2021

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 5, 2021