Form 10-Q
period 2021-06-30
New Residential Investment Corp.
filed 2021-08-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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
Common stock, $0.01 par value per share: 466,579,920 shares outstanding as of July 30, 2021.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Excess mortgage servicing rights assets, at fair value	$378,488	$410,855
Mortgage servicing rights, at fair value	3,800,593	3,489,675
Mortgage servicing rights financing receivables, at fair value	989,836	1,096,166
Servicer advance investments, at fair value(A)	502,533	538,056
Real estate and other securities	14,956,889	14,244,558
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,210,077	1,359,754
Residential mortgage loans, held-for-sale ($6,744,443 and $4,705,816 at fair value, respectively)	7,088,441	5,215,703
Residential mortgage loans subject to repurchase(B)	1,308,242	1,452,005
Cash and cash equivalents(A)	956,242	944,854
Restricted cash(A)	238,501	135,619
Servicer advances receivable	2,719,410	3,002,267
Receivable for investments sold	1,109,959	4,180
Other assets(A)	1,991,186	1,358,422
	$37,250,397	$33,252,114
Liabilities and Equity
Liabilities
Secured financing agreements	$21,290,862	$17,547,680
Secured notes and bonds payable ($882,178 and $1,662,852 at fair value, respectively)(A)	7,304,006	7,644,195
Residential mortgage loan repurchase liability(B)	1,308,242	1,452,005
Unsecured senior notes, net of issuance costs	542,405	541,516
Payable for investments purchased	—	154
Due to affiliates	8,682	9,450
Dividends payable	100,495	90,128
Accrued expenses and other liabilities(A)	529,554	537,302
	31,084,246	27,822,430
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 33,610,000 issued and outstanding, $840,250 aggregate liquidation preference	812,992	812,992
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,579,920 and 414,744,518 issued and outstanding, respectively	4,667	4,148
Additional paid-in capital	6,059,186	5,547,108
Retained earnings (accumulated deficit)	(886,305)	(1,108,929)
Accumulated other comprehensive income	81,511	65,697
Total New Residential stockholders’ equity	6,072,051	5,321,016
Noncontrolling interests in equity of consolidated subsidiaries	94,100	108,668
Total equity	6,166,151	5,429,684
	$37,250,397	$33,252,114
(A)The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (New Residential). As of June 30, 2021, and December 31, 2020, total assets of consolidated VIEs were $2.6 billion and $2.7 billion, respectively, and total liabilities of consolidated VIEs were $2.1 billion and $2.1 billion, respectively. See Note 13 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Interest income	$253,677	$232,198	$507,412	$634,571
Servicing revenue, net of change in fair value of $(390,632), $(441,033), $(172,721) and $(1,090,408), respectively	(86,511)	(90,459)	427,037	(379,574)
Gain on originated mortgage loans, held-for-sale, net	286,885	304,984	690,319	478,561
	454,051	446,723	1,624,768	733,558
Expenses
Interest expense	106,539	116,403	225,444	333,258
General and administrative expenses	367,716	292,637	730,221	567,736
Management fee to affiliate	23,677	22,479	45,839	44,200
	497,932	431,519	1,001,504	945,194
Other Income (Loss)
Change in fair value of investments	200,383	106,249	(65,183)	(460,027)
Gain (loss) on settlement of investments, net	(76,304)	(74,966)	(88,282)	(874,538)
Other income (loss), net	30,043	(6,659)	20,430	(43,449)
	154,122	24,624	(133,035)	(1,378,014)
Impairment
Provision (reversal) for credit losses on securities	(1,756)	(25,134)	(2,650)	19,015
Valuation and credit loss provision (reversal) on loans and real estate owned	(32,652)	3,424	(51,365)	103,920
	(34,408)	(21,710)	(54,015)	122,935
Income (Loss) Before Income Taxes	144,649	61,538	544,244	(1,712,585)
Income tax expense (benefit)	(1,077)	17,409	97,182	(149,459)
Net Income (Loss)	$145,726	$44,129	$447,062	$(1,563,126)
Noncontrolling interests in income of consolidated subsidiaries	10,053	38,640	19,447	22,478
Dividends on preferred stock	14,358	14,357	28,716	25,579
Net Income (Loss) Attributable to Common Stockholders	$121,315	$(8,868)	$398,899	$(1,611,183)

Net Income (Loss) Per Share of Common Stock
Basic	$0.27	$(0.02)	$0.92	$(3.88)
Diluted	$0.26	$(0.02)	$0.88	$(3.88)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	456,312,486	415,661,782	435,668,683	415,625,468
Diluted	472,729,245	415,661,782	451,229,665	415,625,468

Dividends Declared per Share of Common Stock	$0.20	$0.10	$0.40	$0.15

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$145,726	$44,129	$447,062	$(1,563,126)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	9,949	56,398	21,139	90,773
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	(823)	(31,803)	(5,325)	(742,194)
Comprehensive income (loss)	154,852	68,724	462,876	(2,214,547)
Comprehensive income (loss) attributable to noncontrolling interests	10,053	38,640	19,447	22,478
Dividends on preferred stock	14,358	14,357	28,716	25,579
Comprehensive income (loss) attributable to common stockholders	$130,441	$15,727	$414,713	$(2,262,604)

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	33,610,000	$812,992	414,797,263	$4,149	$5,547,607	$(914,304)	$72,385	$5,522,829	$98,984	$5,621,813
Dividends declared on common stock, $0.20 per share	—	—	—	—	—	(93,316)	—	(93,316)	—	(93,316)
Dividends declared on preferred stock	—	—	—	—	—	(14,358)	—	(14,358)	—	(14,358)
Capital distributions	—	—	—	—	—	—	—	—	(14,937)	(14,937)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Director share grants	—	—	57,657	1	609	—	—	610	—	610
Comprehensive income (loss)
Net income	—	—	—	—	—	135,673	—	135,673	10,053	145,726
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	9,949	9,949	—	9,949
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(823)	(823)	—	(823)
Total comprehensive income (loss)								144,799	10,053	154,852
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED JUNE 30, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	33,610,000	$812,992	415,649,214	$4,157	$5,500,308	$(1,059,706)	$6,135	$5,263,886	$66,578	$5,330,464
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.10 per share	—	—	—	—	—	(41,574)	—	(41,574)	—	(41,574)
Dividends declared on preferred stock	—	—	—	—	—	(14,357)	—	(14,357)	—	(14,357)
Capital contributions	—	—	—	—	—	—	—	—	1,791	1,791
Capital distributions	—	—	—	—	—	—	—	—	(10,328)	(10,328)
Issuance of common stock	—	—	—	—	79	—	—	79	—	79
Director share grants	—	—	95,304	1	710	—	—	711	—	711
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	5,489	—	5,489	38,640	44,129
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	56,398	56,398	—	56,398
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(31,803)	(31,803)	—	(31,803)
Total comprehensive income (loss)								30,084	38,640	68,724
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.40 per share	—	—	—	—	—	(176,275)	—	(176,275)	—	(176,275)
Dividends declared on preferred stock	—	—	—	—	—	(28,716)	—	(28,716)	—	(28,716)
Capital distributions	—	—	—	—	—	—	—	—	(34,015)	(34,015)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Director share grants	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	427,615	—	427,615	19,447	447,062
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	21,139	21,139	—	21,139
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(5,325)	(5,325)	—	(5,325)
Total comprehensive income (loss)	—	—	—	—	—	—	—	443,429	19,447	462,876
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.15 per share	—	—	—	—	—	(62,356)	—	(62,356)	—	(62,356)
Dividends declared on preferred stock	—	—	—	—	—	(25,579)	—	(25,579)	—	(25,579)
Capital contributions	—	—	—	—	—	—	—	—	1,791	1,791
Capital distributions	—	—	—	—	—	—	—	—	(22,933)	(22,933)
Issuance of common stock	—	—	97,394	1	1,661	—	—	1,662	—	1,662
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,585,604)	—	(1,585,604)	22,478	(1,563,126)
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	90,773	90,773	—	90,773
Reclassification of realized (gain) loss on available-for-sale securities, net into earnings	—	—	—	—	—	—	(742,194)	(742,194)	—	(742,194)
Total comprehensive income (loss)								(2,237,025)	22,478	(2,214,547)
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income	$447,062	$(1,563,126)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSRs	6,232	13,618
Change in fair value of MSR financing receivables	55,295	225,631
Change in fair value of servicer advance investments	4,873	2,712
Change in fair value of residential mortgage loans, at fair value	(181,416)	165,246
Change in fair value of secured notes and bonds payable	(1,216)	(6,146)
Change in fair value of real estate and other securities	341,547	28,194
Change in fair value of consumer loans	7,630	5,750
(Gain) loss on settlement of investments, net	88,365	875,999
(Gain) loss on originated mortgage loans, held-for-sale, net	(690,319)	(478,561)
(Gain) loss on extinguishment of debt	(83)	(1,461)
Change in fair value of derivative instruments	(168,978)	18,876
Change in fair value of contingent consideration	408	3,871
Change in fair value of equity investments	4,617	47,697
(Gain) loss on transfer of loans to REO	(4,111)	(4,307)
(Gain) loss on transfer of loans to other assets	(23)	261
(Gain) loss on Ocwen common stock	(1,539)	4,121
Accretion and other amortization	(31,617)	(80,990)
Depreciation on single family rental properties	1,350	315
Provision (reversal) for credit losses on securities	(2,650)	19,015
Valuation and credit loss provision (reversal) on loans and real estate owned	(51,365)	103,920
Non-cash portions of servicing revenue, net	172,721	1,090,408
Non-cash directors’ compensation	1,110	1,211
Deferred tax provision	92,195	(141,640)
Changes in:
Servicer advances receivable, net	253,577	365,078
Other assets	177,662	199,133
Due to affiliates	(768)	(86,988)
Accrued expenses and other liabilities	(111,133)	(189,497)
Other operating cash flows:
Interest and distributions received from Excess MSRs	12,445	13,239
Interest received from servicer advance investments	5,978	9,796
Interest received from Non-Agency RMBS	54,268	105,032
Interest received from residential mortgage loans, held-for-investment	2,085	2,509
Distributions of earnings from excess mortgage servicing rights, equity method investees	—	1,172
Purchases of residential mortgage loans, held-for-sale	(3,789,824)	(1,147,328)
Origination of residential mortgage loans, held-for-sale	(50,484,279)	(19,030,513)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	52,554,890	22,017,043
Principal repayments from purchased residential mortgage loans, held-for-sale	228,426	177,023
Net cash provided by (used in) operating activities	(1,006,585)	2,766,313
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Investing Activities
Purchase of servicer advance investments	(667,080)	(631,240)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(11,409)	(491,880)
Purchase of Agency RMBS	(6,098,841)	(11,944,647)
Purchase of Non-Agency RMBS	—	(56,520)
Purchase of real estate owned and other assets	(192,169)	(5,970)
Purchase of commercial real estate and other, equity method investees	(11,709)	—
Draws on revolving consumer loans	(13,544)	(17,684)
Origination of commercial loans	(250,000)	—
Payments for settlement of derivatives	(94,173)	(155,034)
Return of investments in Excess MSRs	25,646	22,575
Principal repayments from servicer advance investments	698,476	643,580
Principal repayments from Agency RMBS	1,208,869	745,259
Principal repayments from Non-Agency RMBS	82,560	324,098
Principal repayments from residential mortgage loans	59,086	62,293
Proceeds from sale of residential mortgage loans	—	866
Principal repayments from consumer loans	109,068	119,124
Proceeds from MSRs and MSR financing receivables	675	61,475
Proceeds from sale of MSRs	48,342	9,801
Proceeds from sale of MSR financing receivables	4,902	3,708
Proceeds from sale of Excess MSRs	2,356	114
Proceeds from sale of Agency RMBS	2,522,227	23,099,348
Proceeds from sale of Non-Agency RMBS	164,630	4,460,656
Proceeds from settlement of derivatives	8,967	46,458
Proceeds from sale of real estate owned	28,996	57,407
Net cash provided by (used in) investing activities	(2,374,125)	16,363,229
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Financing Activities
Repayments of secured financing agreements	(39,544,668)	(118,194,027)
Repayments of warehouse credit facilities	(52,015,640)	—
Margin deposits under secured financing agreements and derivatives	(3,160,265)	(3,102,467)
Proceeds for issuance of term loan	—	592,400
Repayments of secured notes and bonds payable	(4,058,588)	(3,880,989)
Deferred financing fees	(1,332)	(22,974)
Common stock dividends paid	(165,908)	(228,543)
Preferred stock dividends paid	(28,716)	(22,372)
Borrowings under secured financing agreements	41,670,409	99,455,395
Borrowings under warehouse credit facilities	53,628,840	—
Return of margin deposits under secured financing agreements and derivatives	2,984,261	3,316,509
Borrowings under secured notes and bonds payable	3,716,891	3,050,608
Issuance of preferred stock	—	389,548
Issuance of common stock	512,012	1,734
Costs related to issuance of common stock	(525)	(72)
Noncontrolling interests in equity of consolidated subsidiaries - contributions	—	1,791
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(34,015)	(22,933)
Payment of contingent consideration	(7,776)	(1,944)
Net cash provided by (used in) financing activities	3,494,980	(18,668,336)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	114,270	461,206

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,080,473	690,934

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,194,743	$1,152,140

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$231,658	$335,464
Cash paid during the period for income taxes	14,489	92
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$93,316	$41,574
Preferred dividends declared but not paid	14,357	14,357
Warrants issued with term loan	—	53,462
Purchase of investments, settled after quarter-end	—	105,930
Sale of investments, settled after quarter-end	1,109,959	163,477
Transfer from residential mortgage loans to real estate owned and other assets	25,583	8,299
MSR purchase price holdback	—	(44,734)
Real estate securities retained from loan securitizations	90,797	518,515
Residential mortgage loans subject to repurchase	1,308,242	1,075,008
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

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and Newrez LLC (“Newrez”), is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. Each of NRM and Newrez is also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, solely in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”). Newrez is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

Newrez currently originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S. Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac.

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

As of June 30, 2021, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of June 30, 2021. In addition, Fortress, through its affiliates, held options and warrants relating to approximately 16.8 million and 12.3 million shares, respectively, of New Residential’s common stock as of June 30, 2021.

Agreement to Acquire Caliber Home Loans Inc.

On April 14, 2021, New Residential entered into a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC (“LSF”), a Delaware limited liability company and an affiliate of Lone Star Funds, and Caliber Home Loans Inc. (“Caliber”), a Delaware corporation and wholly owned subsidiary of LSF. The SPA provides that, upon the terms and subject to the conditions set forth therein, the Company or one of its subsidiaries will purchase all of the issued and outstanding equity interests of Caliber (the “Transaction”) from LSF for a purchase price of $1.675 billion, subject to certain downward adjustments for among other things, any Leakage Amount (as defined in the SPA to include certain cash dividends and other payments out of Caliber and its subsidiaries) since December 31, 2020. The Transaction is targeted to close in the third quarter of 2021, subject to various approvals and customary closing conditions.

Interim Financial Statements

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

Use of Estimates

The Company believes the estimates and assumptions underlying its Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and loan agreements incorporate LIBOR as the referenced rate. Some of these facilities and loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. In preparation for the phase-out of LIBOR, the Company has adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, the Company has begun amending terms to transition to an alternative benchmark. The Company continues to evaluate the transitional impact to serviced ARMs.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

2.    OTHER ASSETS AND LIABILITIES, GENERAL AND ADMINISTRATIVE, AND OTHER ITEMS

Other Assets and Other Liabilities

Other assets and liabilities consists of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Margin receivable, net(A)	$614,655	$271,753	Margin payable	$400	$—
Servicing fee receivables	175,106	137,426	MSR purchase price holdback	21,565	25,121
Due from servicers	13,726	67,854	Interest payable	24,897	44,623
Principal and interest receivable	57,047	41,589	Accounts payable	114,790	87,406
Equity investments(B)	56,947	55,504	Derivative liabilities	36,996	119,762
Other receivables	104,465	109,111	Due to servicers	51,021	59,671
REO	41,337	45,299	Due to agencies	17,610	26,748
Single-family rental properties	227,649	41,271	Contingent consideration	8,821	14,247
Goodwill(C)	29,468	29,468	Accrued compensation and benefits	57,621	67,025
Notes receivable, at fair value(D)	53,655	52,389	Excess spread financing, at fair value	11,733	18,420
Warrants, at fair value	25,728	23,218	Operating lease liabilities	25,993	31,270
Recovery asset	10,237	13,006	Reserve for sales recourse	10,166	9,799
Property and equipment	31,169	27,493	Reserve for servicing losses	15,547	9,288
Receivable from government agency(E)	6,305	14,369	Deferred tax liability	100,114	7,859
Intangible assets	32,161	34,125	Other liabilities	32,280	16,063
Prepaid expenses	41,342	30,949		$529,554	$537,302
Operating lease right-of-use assets	22,206	26,913
Derivative assets	125,632	290,144
Ocwen common stock, at fair value	5,323	11,187
Loans receivable, at fair value(F)	250,000	—
Other assets	67,028	35,354
	$1,991,186	$1,358,422
(A)Represents collateral posted as a result of changes in fair value of New Residential’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in funds that invest in (i) a commercial redevelopment project, and (ii) operating companies in the single-family housing industry. The indirect investments are accounted for at fair value based on the net asset value of New Residential’s investment and as an equity method investment, respectively. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries, preferred stock in Valon Mortgage, Inc (“Valon”), a residential mortgage servicing and technology company, and preferred stock in Credijusto Ltd. (“Covalto”), a financial services company.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and Guardian Asset Management LLC (“Guardian”).
(D)Represents a subordinated debt facility to Covius as well as a private notes to Valon and Matic Insurance Services, Inc. (“Matic”). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
(E)Represents claims receivable from the FHA on early buyout (“EBO”) and reverse mortgage loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(F)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Manager (see Note 16). The loans are accounted for under the fair

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.

Real Estate Owned (REO) and Single-Family Rental Properties (SFR)

The following table presents activity related to the carrying value of investments in REO and SFR:

	REO	SFR
Balance at December 31, 2020	$45,299	$41,271
Purchases	4,441	187,997
Transfer of loans to REO	19,894	—
Sales(A)	(33,180)	(269)
Depreciation	—	(1,350)
Valuation (provision) reversal	4,883	—
Balance at June 30, 2021	$41,337	$227,649
(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2021 and December 31, 2020, New Residential’s SFR portfolio consisted of approximately 1,155 and 257 units, respectively. During the three and six months ended June 30, 2021, New Residential acquired approximately 530 and 898 SFR units, respectively.

As of June 30, 2021, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $246.3 million.

Notes and Loans Receivable
The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2020	$52,389	$—	$52,389
Fundings	1,689	250,000	251,689
Accrued interest payment-in-kind	2,736	—	2,736
Proceeds from repayments	—	—	—
Fair value adjustments due to:			—
Changes in instrument-specific credit risk	—	—	—
Other factors	(3,159)	—	(3,159)
Balance at June 30, 2021	$53,655	$250,000	$303,655

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	June 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$306,000	$303,655	$(2,345)	$51,575	$52,389	$814
90+	—	—	—	—	—	—
	$306,000	$303,655	$(2,345)	$51,575	$52,389	$814

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Accretion and Other Amortization

As reflected on the Consolidated Statements of Cash Flows, Accretion and Other Amortization consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accretion of net discount on securities and loans	$10,090	22,739	22,097	62,791
Accretion of servicer advances receivable discount and servicer advance investments	(52)	24,379	6,796	13,464
Accretion of excess mortgage servicing rights income	(238)	(644)	11,993	12,582
Amortization of deferred financing costs	(3,776)	(4,856)	(8,377)	(5,992)
Amortization of discount on secured notes and bonds payable	(3)	(123)	(3)	(246)
Amortization of discount on corporate debt	(438)	(1,609)	(889)	(1,609)
Total accretion and other amortization	$5,583	$39,886	$31,617	$80,990

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Compensation and benefits	$61,432	$59,498	$126,858	$110,839
Compensation and benefits, origination	133,298	73,148	266,516	134,426
Legal and professional	18,587	15,552	36,806	41,589
Loan origination	44,916	18,937	85,161	35,866
Occupancy	10,221	8,775	20,571	16,839
Subservicing	45,278	73,132	95,117	140,113
Loan servicing	4,627	7,149	9,306	15,002
Property and maintenance	15,755	8,889	27,885	16,352
Other miscellaneous general and administrative	33,602	27,557	62,001	56,710
Total general and administrative expenses	$367,716	$292,637	$730,221	$567,736

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Excess MSRs	$(4,211)	$(85)	$(8,829)	$(11,109)
Excess MSRs, equity method investees	(568)	(2,052)	2,597	(2,509)
MSR financing receivables	(29,517)	(121,520)	(55,295)	(225,631)
Servicer advance investments	(4,502)	16,037	(4,873)	(2,712)
Real estate and other securities	156,792	58,598	(341,547)	(28,194)
Residential mortgage loans	121,242	99,998	181,416	(165,246)
Consumer loans held-for-investment	(1,626)	34,167	(7,630)	(5,750)
Derivative instruments	(37,227)	21,106	168,978	(18,876)
Total change in fair value of investments	$200,383	$106,249	$(65,183)	$(460,027)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) on sale of real estate securities	$(24,708)	$(6,669)	$(25,691)	$(761,209)
Gain (loss) on sale of acquired residential mortgage loans	19,198	(47,330)	49,597	(12,094)
Gain (loss) on settlement of derivatives	(49,256)	(25,195)	(76,629)	(109,907)
Gain (loss) on liquidated residential mortgage loans	(268)	3,220	629	2,381
Gain (loss) on sale of REO	(239)	443	(4,185)	1,616
Gain (loss) on extinguishment of debt	89	—	83	1,461
Other gain (loss)	(21,120)	565	(32,086)	3,214
Total gain (loss) on settlement of investments, net	$(76,304)	$(74,966)	$(88,282)	$(874,538)

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain (loss) on secured notes and bonds payable	$5,638	$(10,856)	$1,216	$6,146
Unrealized gain (loss) on contingent consideration	—	(2,257)	(408)	(3,871)
Unrealized gain (loss) on equity investments	(1,834)	(2,674)	(4,617)	(47,697)
Gain (loss) on transfer of loans to REO	2,790	1,712	4,111	4,307
Gain (loss) on transfer of loans to other assets	44	(20)	23	(261)
Gain (loss) on Ocwen common stock	1,725	929	1,539	(4,121)
Provision for servicing losses	(16,643)	(11,249)	(22,801)	(16,030)
Rental and ancillary revenue	14,195	4,801	20,022	11,061
Property and maintenance revenue	25,104	15,311	45,010	28,658
Other income (loss)	(976)	(2,356)	(23,665)	(21,641)
Total other income (loss), net	$30,043	$(6,659)	$20,430	$(43,449)

3.    SEGMENT REPORTING

At June 30, 2021, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities and Loans, (v) Consumer Loans and (vi) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note 11) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2021
Interest income	$31,262	$251	$65,980	$—	$97,493	$97,960	$33,294	$24,930	$—	253,677
Servicing revenue, net	(5,077)	112,464	(138,945)	(54,953)	(86,511)	—	—	—	—	(86,511)
Gain on originated mortgage loans, held-for-sale, net	268,539	1,849	25,758	(22,449)	273,697	(3,638)	16,826	—	—	286,885
Total revenues	294,724	114,564	(47,207)	(77,402)	284,679	94,322	50,120	24,930	—	454,051
Interest expense	18,960	66	44,538	—	63,564	13,630	17,463	2,873	9,009	106,539
G&A and other	200,551	82,164	109,869	(54,953)	337,631	1,034	20,968	2,912	28,848	391,393
Total operating expenses	219,511	82,230	154,407	(54,953)	401,195	14,664	38,431	5,785	37,857	497,932
Change in fair value of investments	—	—	(38,798)	—	(38,798)	119,565	121,242	(1,626)	—	200,383
Gain (loss) on settlement of investments, net	—	—	1,568	—	1,568	(76,270)	(1,254)	—	(348)	(76,304)
Other income (loss), net	138	—	7,659	—	7,797	—	18,206	2,367	1,673	30,043
Total other income (loss)	138	—	(29,571)	—	(29,433)	43,295	138,194	741	1,325	154,122
Impairment	—	—	—	—	—	(1,756)	(32,652)	—	—	(34,408)
Income (loss) before income taxes	75,351	32,334	(231,185)	(22,449)	(145,949)	124,709	182,535	19,886	(36,532)	144,649
Income tax expense (benefit)	19,029	8,101	(45,516)	—	(18,386)	—	17,288	21	—	(1,077)
Net income (loss)	56,322	24,233	(185,669)	(22,449)	(127,563)	124,709	165,247	19,865	(36,532)	145,726
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,225	—	(1,825)	—	1,400	—	—	8,653	—	10,053
Dividends on preferred stock	—	—	—	—	—	—	—	—	14,358	14,358
Net income (loss) attributable to common stockholders	$53,097	$24,233	$(183,844)	$(22,449)	$(128,963)	$124,709	$165,247	$11,212	$(50,890)	$121,315

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2021
Interest income	$54,114	$725	$144,751	$—	$199,590	$187,810	$69,616	$50,396	$—	$507,412
Servicing revenue, net	(13,187)	225,979	327,642	(113,397)	427,037	—	—	—	—	427,037
Gain on originated mortgage loans, held-for-sale, net	652,962	2,658	60,913	(65,948)	650,585	9,760	29,974	—	—	690,319
Total revenues	693,889	229,362	533,306	(179,345)	1,277,212	197,570	99,590	50,396	—	1,624,768
Interest expense	37,023	136	96,370	—	133,529	29,350	38,739	5,891	17,935	225,444
G&A and other	390,477	166,403	229,802	(113,397)	673,285	2,190	38,654	5,948	55,983	776,060
Total operating expenses	427,500	166,539	326,172	(113,397)	806,814	31,540	77,393	11,839	73,918	1,001,504
Change in fair value of investments	—	—	(66,400)	—	(66,400)	(172,569)	181,416	(7,630)	—	(65,183)
Gain (loss) on settlement of investments, net	—	—	(11,495)	—	(11,495)	(104,626)	28,187	—	(348)	(88,282)
Other income (loss), net	197	1,102	15,033	—	16,332	(1,686)	4,580	160	1,044	20,430
Total other income (loss)	197	1,102	(62,862)	—	(61,563)	(278,881)	214,183	(7,470)	696	(133,035)
Impairment	—	—	—	—	—	(2,650)	(51,365)	—	—	(54,015)
Income (loss) before income taxes	266,586	63,925	144,272	(65,948)	408,835	(110,201)	287,745	31,087	(73,222)	544,244
Income tax expense (benefit)	55,415	16,016	(6,920)	—	64,511	—	32,591	80	—	97,182
Net income (loss)	211,171	47,909	151,192	(65,948)	344,324	(110,201)	255,154	31,007	(73,222)	447,062
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,750	—	(517)	—	6,233	—	—	13,214	—	19,447
Dividends on preferred stock	—	—	—	—	—	—	—	—	28,716	28,716
Net income (loss) attributable to common stockholders	$204,421	$47,909	$151,709	$(65,948)	$338,091	$(110,201)	$255,154	$17,793	$(101,938)	$398,899

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2021
Investments	$4,599,186	$—	$5,671,450	$—	$10,270,636	$14,956,889	$3,376,192	$592,126	$—	$29,195,843
Cash and cash equivalents	157,495	71,241	455,441	—	684,177	218,813	11,552	9,141	32,559	956,242
Restricted cash	17,673	52,466	120,784	—	190,923	20,033	913	26,632	—	238,501
Other assets	733,794	206,855	3,610,420	—	4,551,069	1,999,153	174,444	60,031	45,646	6,830,343
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$5,519,984	$343,102	$9,863,187	$—	$15,726,273	$17,194,888	$3,563,101	$687,930	$78,205	$37,250,397
Debt	$4,309,548	$—	$5,580,897	$—	$9,890,445	$15,611,309	$2,552,050	$541,064	$542,405	$29,137,273
Other liabilities	349,274	58,794	1,225,843	—	1,633,911	13,092	169,441	770	129,759	1,946,973
Total liabilities	4,658,822	58,794	6,806,740	—	11,524,356	15,624,401	2,721,491	541,834	672,164	31,084,246
Total equity	861,162	284,308	3,056,447	—	4,201,917	1,570,487	841,610	146,096	(593,959)	6,166,151
Noncontrolling interests in equity of consolidated subsidiaries	16,593	—	35,066	—	51,659	—	—	42,441	—	94,100
Total New Residential stockholders’ equity	$844,569	$284,308	$3,021,381	$—	$4,150,258	$1,570,487	$841,610	$103,655	$(593,959)	$6,072,051
Investments in equity method investees	$—	$—	$107,251	$—	$107,251	$—	$—	$—	$—	$107,251

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended June 30, 2020
Interest income	$8,963	$1,115	$108,386	$—	$118,464	$33,663	$47,284	$32,787	$—	$232,198
Servicing revenue, net	(1,998)	96,885	(115,083)	(70,263)	(90,459)	—	—	—	—	(90,459)
Gain on originated mortgage loans, held-for-sale, net	281,937	343	28,114	(3,561)	306,833	—	(1,849)	—	—	304,984
Total revenues	288,902	98,343	21,417	(73,824)	334,838	33,663	45,435	32,787	—	446,723
Interest expense	5,667	111	60,594	—	66,372	17,679	17,471	6,215	8,666	116,403
G&A and other	102,462	73,907	156,700	(70,263)	262,806	344	19,278	3,703	28,985	315,116
Total operating expenses	108,129	74,018	217,294	(70,263)	329,178	18,023	36,749	9,918	37,651	431,519
Change in fair value of investments	—	—	(107,620)	—	(107,620)	79,704	99,998	34,167	—	106,249
Gain (loss) on settlement of investments, net	—	—	(1,726)	—	(1,726)	(31,864)	(41,376)	—	—	(74,966)
Other income (loss), net	390	—	18,702	—	19,092	(3)	(21,946)	(4,183)	381	(6,659)
Total other income (loss)	390	—	(90,644)	—	(90,254)	47,837	36,676	29,984	381	24,624
Impairment	—	—	(91)	—	(91)	(25,134)	3,515	—	—	(21,710)
Income (loss) before income taxes(B)	181,163	24,325	(286,430)	(3,561)	(84,503)	88,611	41,847	52,853	(37,270)	61,538
Income tax expense (benefit)	50,285	6,752	(42,561)	—	14,476	—	2,917	16	—	17,409
Net income (loss)	130,878	17,573	(243,869)	(3,561)	(98,979)	88,611	38,930	52,837	(37,270)	44,129
Noncontrolling interests in income (loss) of consolidated subsidiaries	4,419	—	8,591	—	13,010	—	—	25,630	—	38,640
Dividends on preferred stock	—	—	—	—	—	—	—	—	14,357	14,357
Net income (loss) attributable to common stockholders	$126,459	$17,573	$(252,460)	$(3,561)	$(111,989)	$88,611	$38,930	$27,207	$(51,627)	$(8,868)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
Six Months Ended June 30, 2020
Interest income	$25,698	$8,602	$207,739	$—	$242,039	$217,668	$107,205	$67,659	$—	$634,571
Servicing revenue, net	(3,076)	183,627	(465,670)	(94,455)	(379,574)	—	—	—	—	(379,574)
Gain on originated mortgage loans, held-for-sale, net	440,152	602	44,081	(12,936)	471,899	—	6,662	—	—	478,561
Total revenues	462,774	192,831	(213,850)	(107,391)	334,364	217,668	113,867	67,659	—	733,558
Interest expense	19,094	307	118,377	—	137,778	125,688	48,244	12,882	8,666	333,258
G&A and other	202,674	138,259	258,674	(94,455)	505,152	7,198	36,034	7,586	55,966	611,936
Total operating expenses	221,768	138,566	377,051	(94,455)	642,930	132,886	84,278	20,468	64,632	945,194
Change in fair value of investments	—	—	(241,961)	—	(241,961)	(47,070)	(165,246)	(5,750)	—	(460,027)
Gain (loss) on settlement of investments, net	—	—	(5,007)	—	(5,007)	(871,116)	1,585	—	—	(874,538)
Other income (loss), net	374	499	(586)	—	287	(16)	8,066	(5,017)	(46,769)	(43,449)
Total other income (loss)	374	499	(247,554)	—	(246,681)	(918,202)	(155,595)	(10,767)	(46,769)	(1,378,014)
Impairment	—	—	(91)	—	(91)	19,015	104,011	—	—	122,935
Income (loss) before income taxes(B)	241,380	54,764	(838,364)	(12,936)	(555,156)	(852,435)	(230,017)	36,424	(111,401)	(1,712,585)
Income tax expense (benefit)	66,999	15,201	(159,506)	—	(77,306)	—	(72,284)	131	—	(149,459)
Net income (loss)	174,381	39,563	(678,858)	(12,936)	(477,850)	(852,435)	(157,733)	36,293	(111,401)	(1,563,126)
Noncontrolling interests in income (loss) of consolidated subsidiaries	5,702	—	(2,656)	—	3,046	—	—	19,432	—	22,478
Dividends on preferred stock	—	—	—	—	—	—	—	—	25,579	25,579
Net income (loss) attributable to common stockholders	$168,679	$39,563	$(676,202)	$(12,936)	$(480,896)	$(852,435)	$(157,733)	$16,861	$(136,980)	$(1,611,183)
(A)Elimination of intercompany transactions primarily relate to servicing fees, loan sales, and MSR recaptures.
(B)Beginning in Q3 2020, New Residential revised its methodology of allocating tax expense within the Servicing and Origination segments. Specifically, taxes are now allocated based on intercompany legal entity agreements rather than based on a more general pro rata approach, which better reflects the operating performance of each respective segment. The revised methodology has been applied consistently for all periods presented.

4.    EXCESS MORTGAGE SERVICING RIGHTS ASSETS

Excess mortgage servicing rights assets include New Residential’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs.

The table below summarizes the components of excess mortgage servicing rights assets as presented on the Consolidated Balance Sheets:

	June 30, 2021	December 31, 2020
Direct investments in Excess MSRs	$284,290	$310,938
Excess MSR Joint Ventures	94,198	99,917
Excess mortgage servicing rights assets, at fair value	$378,488	$410,855

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2020	$309,009	$1,929	$310,938
Purchases	—	—	—
Interest income	11,979	14	11,993
Other income	301	(325)	(24)
Proceeds from repayments	(29,594)	(181)	(29,775)
Proceeds from sales	(13)	—	(13)
Change in fair value	(9,198)	369	(8,829)
Balance as of June 30, 2021	$282,484	$1,806	$284,290
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

The following is a summary of direct investments in Excess MSRs:

	June 30, 2021							December 31, 2020
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$30,224,299	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	6.1	$130,171	$146,645	$162,645
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	33,983,371	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	6.6	102,910	137,645	148,293
Total	$64,207,670				6.3	$233,081	$284,290	$310,938
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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of June 30, 2021 (Note 6) on $21.7 billion unpaid principal balance (“UPB”) underlying these Excess MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Changes in fair value of investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Original and Recaptured Pools	$(4,211)	$(85)	$(8,829)	$(11,109)

As of June 30, 2021, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	June 30, 2021	December 31, 2020
Excess MSR assets	$166,868	$179,762
Other assets	22,214	20,759
Other liabilities	(687)	(687)
Equity	$188,395	$199,834

New Residential’s investment	$94,198	$99,917
New Residential’s percentage ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$(2,919)	$536	$6,239	$7,850
Other income (loss)	1,791	(4,632)	(1,029)	(12,852)
Expenses	(8)	(8)	(16)	(16)
Net income (loss)	$(1,136)	$(4,104)	$5,194	$(5,018)

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2020	$99,917
Distributions of capital from equity method investees	(8,316)
Change in fair value of investments in equity method investees	2,597
Balance at June 30, 2021	$94,198

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of Excess MSR investments made through equity method investees:

	June 30, 2021
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$25,547,389	66.7%	50.0%	$127,391	$166,868	5.8
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

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The Company, including certain subsidiaries, owns and records at fair value the rights to service residential mortgage loans, either as a result of purchase transactions or from the retained mortgage servicing associated with the sales and securitizations of loans originated. MSRs are composed of servicing rights of both Agency and Non-Agency loans. In certain cases where New Residential has legally purchased MSRs or the right to the economic interest in MSRs, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential has recorded an investment in MSR Financing Receivables. Income from MSR Financing Receivables, net of subservicing fees, are recorded as Interest Income with changes in fair value flowing through Change in Fair Value of Investments in the Consolidated Statements of Income.

A subsidiary of New Residential, New Residential Mortgage LLC (“NRM”), engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the operational servicing duties in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative Expenses in New Residential’s Consolidated Statements of Income. As of June 30, 2021, these subservicers include PHH Mortgage Corporation (“PHH”), Mr. Cooper, LoanCare, LLC (“LoanCare”), and Flagstar Bank, FSB (“Flagstar”), which subservice 15.6%, 14.8%, 13.7% and 0.6% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 55.3% of the underlying UPB of the related mortgages is subserviced by the servicing division of Newrez.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity related to the carrying value of MSRs and MSR Financing Receivables:

	MSRs	MSR Financing Receivables	Total
Balance as of December 31, 2020	$3,489,675	$1,096,166	$4,585,841
Purchases, net(A)	7,178	—	7,178
Transfers(B)	47,831	(47,831)	—
Originations(C)	463,136	—	463,136
Proceeds from sales	(33,691)	(3,204)	(36,895)
Change in fair value due to:
Realization of cash flow(D)	(599,439)	(40,630)	(640,069)
Change in valuation inputs and assumptions	440,554	(12,967)	427,587
(Gain) loss realized	(14,651)	(1,698)	(16,349)
Balance as of June 30, 2021	$3,800,593	$989,836	$4,790,429
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
(C)Represents MSRs retained on the sale of originated mortgage loans.
(D)Based on the runoff of the underlying residential mortgage loans.

Servicing Revenue, Net related to MSRs consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing fee revenue	$272,625	$332,376	$536,368	$660,498
Ancillary and other fees	31,496	18,198	63,390	50,336
Servicing fee revenue and fees	304,121	350,574	599,758	710,834
Change in fair value due to:
Realization of cash flows(A)	(279,102)	(288,573)	(596,818)	(479,940)
Change in valuation inputs and assumptions(B)	(106,432)	(154,416)	438,947	(618,127)
Change in fair value of derivative instruments	8,624	—	(199)	—
(Gain) loss realized	(13,722)	1,956	(14,651)	7,659
Servicing revenue, net	$(86,511)	$(90,459)	$427,037	$(379,574)
(A)Includes $1.3 million and $1.8 million of fair value adjustment due to realization of cash flows to Excess spread financing for the three months ended June 30, 2021 and 2020, respectively, and $2.6 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively.
(B)Includes $0.2 million and $1.9 million of fair value adjustment to Excess spread financing for the three months ended June 30, 2021 and 2020, respectively, and $1.6 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Interest Income from MSR Financing Receivables consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing fee revenue	$71,489	$106,861	$148,222	$220,443
Ancillary and other fees	13,106	17,716	21,805	43,716
Less: subservicing expense	(32,682)	(40,131)	(65,326)	(82,034)
Interest income, MSR financing receivables	$51,913	$84,446	$104,701	$182,125

Change in Fair Value of MSR Financing Receivables consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realization of cash flows	$(18,676)	$(77,199)	$(40,630)	$(145,951)
Change in valuation inputs and assumptions	(9,413)	(44,321)	(12,967)	(77,931)
(Gain) loss realized	(1,428)	—	(1,698)	(1,749)
Change in fair value of MSR financing receivables	$(29,517)	$(121,520)	$(55,295)	$(225,631)

The following is a summary of MSRs and MSR Financing Receivables as of June 30, 2021:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
MSRs:
Agency(C)	$269,342,646	5.8	$2,938,754
Non-Agency	8,314,431	4.6	14,953
Ginnie Mae(D)	58,509,628	5.3	846,886
	336,166,705	5.7	3,800,593
MSR Financing Receivables:
Non-Agency	62,396,648	8.0	989,836

Total	$398,563,353	6.1	$4,790,429
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of June 30, 2021, weighted average discount rates of 7.2% (range 6.9% - 12.5%) and 9.0% were used to value New Residential’s MSRs and MSR Financing Receivables, respectively.
(C)Represents Fannie Mae and Freddie Mac MSRs.
(D)As of June 30, 2021, New Residential holds approximately $1.3 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Ginnie Mae Loans Subject to Repurchase Right

Newrez, as an approved issuer of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Newrez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Newrez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether Newrez intends to repurchase the loans. As of June 30, 2021, New Residential holds approximately $1.3 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. Upon recognizing loans eligible for repurchase, the Company

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

does not change the accounting for MSRs related to previously sold loans. Upon repurchase of a loan the MSR is written off. As of June 30, 2021, New Residential holds approximately $922.6 million of repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

As of June 30, 2021, MSRs representing approximately $66.7 billion UPB of underlying loans were transferred from PHH to NRM and Newrez. Although the MSRs transferred were legally sold, solely for accounting purposes, New Residential determined that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to NRM or Newrez, and that the purchase agreement would not be treated as a sale under GAAP.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2021	December 31, 2020
California	20.2%	21.2%
Florida	7.6%	7.4%
New York	7.2%	7.0%
Texas	5.9%	5.6%
New Jersey	4.8%	4.8%
Illinois	3.6%	3.6%
Massachusetts	3.4%	3.4%
Georgia	3.4%	3.3%
Pennsylvania	3.2%	3.1%
Maryland	3.2%	3.1%
Other U.S.	37.5%	37.5%
	100.0%	100.0%

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

Mortgage Subservicing

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Newrez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a mortgage servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of June 30, 2021 and 2020 was $76.4 billion and $75.4 billion, respectively. New Residential earned subservicing revenue of $84.2 million and $78.6 million for the six months ended June 30, 2021 and 2020, respectively, related to subserviced UPB which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

Servicer Advances Receivable

In addition to receiving cash flows from the MSRs, NRM and Newrez, as servicers, have the obligation to fund future servicer advances on the underlying pool of mortgages (Note 15). These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	June 30, 2021	December 31, 2020
Principal and interest advances	$596,225	$665,538
Escrow advances (taxes and insurance advances)	1,345,554	1,547,796
Foreclosure advances	769,152	816,400
Total(A)(B)(C)	$2,710,931	$3,029,734
(A)Includes $529.0 million and $583.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $168.9 million and $181.2 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $8.5 million and $27.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $8.5 million and $22.9 million for expected non-recovery of advances as of June 30, 2021 and December 31, 2020, respectively.

See Note 11 regarding the financing of MSRs and Servicer Advances Receivable.

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

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of June 30, 2021. See Note 18 for further discussion regarding New Residential’s increase in ownership percentage subsequent to June 30, 2021. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related assets. As of June 30, 2021, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

the Buyer of $389.6 million and New Residential has funded capital commitments to the Buyer of $312.7 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $330.7 million and $313.3 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2021
Servicer advance investments	$482,308	$502,533	5.2%	5.6%	6.1
December 31, 2020
Servicer advance investments	$512,958	$538,056	5.2%	5.7%	6.0
(A)Carrying value represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2021
Servicer Advance Investments(D)	$21,666,852	$420,537	1.9%	$402,039	89.4%	88.8%	1.3%	1.2%
December 31, 2020
Servicer Advance Investments(D)	$26,061,499	$449,150	1.7%	$423,144	88.4%	88.6%	1.5%	1.3%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following types of advances are included in the Servicer Advance Investments:

	June 30, 2021	December 31, 2020
Principal and interest advances	$81,061	$84,976
Escrow advances (taxes and insurance advances)	174,351	186,426
Foreclosure advances	165,125	177,748
Total	$420,537	$449,150

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Interest Income related to Servicer Advance Investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income, gross of amounts attributable to servicer compensation	$3,544	$27,905	$17,505	$17,655
Amounts attributable to base servicer compensation	(590)	(2,504)	(1,746)	(1,622)
Amounts attributable to incentive servicer compensation	(3,043)	(5,230)	(9,036)	(13,951)
Interest income (expense) from servicer advance investments	$(89)	$20,171	$6,723	$2,082

7.    REAL ESTATE AND OTHER SECURITIES

The following is a summary of Real Estate and Other Securities:

	June 30, 2021											December 31, 2020
			Gross Unrealized				Weighted Average
	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
RMBS Designated as available for sale (AFS):
Agency(F)(G)	$101,533	$101,296	$10,481	$—	$111,777	1	AAA	3.50%	3.50%	6.4	N/A	$121,761
Non-Agency(H)(I)	3,212,188	509,394	73,576	(1,050)	581,920	342	AA	3.22%	3.00%	3.3	24.3%	752,003

RMBS Measured at fair value through net income (FVO):
Agency(F)(G)	13,600,133	14,056,893	6,466	(221,418)	13,841,941	60	AAA	2.13%	2.13%	7.1	N/A	12,941,873
Non-Agency(H)(I)	13,812,558	428,719	32,397	(39,865)	421,251	236	AA+	2.11%	4.06%	2.9	21.8%	428,921

Total/ Weighted Average	$30,726,412	$15,096,302	$122,920	$(262,333)	$14,956,889	$639	AAA	2.24%	3.09%	4.8		$14,244,558
(A)Fair value is equal to the carrying value for all securities. See Note 12 regarding the fair value measurements.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 288 bonds with a carrying value of $343.2 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third-party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $29.2 million and $2.7 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Fannie Mae or Freddie Mac.
(G)The total outstanding face amount was $13.7 billion for fixed rate securities as of June 30, 2021.
(H)The total outstanding face amount was $10.6 billion (including $9.7 billion of residual and fair value option notional amount) for fixed rate securities and $6.4 billion (including $6.3 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2021.

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

			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$500	$500	$20	$—	$520	1	B-	8.3%	8.3%	3.8	N/A
Consumer loan bonds	12,356	13,421	1,013	—	14,433	6	N/A	N/A	N/A	0	N/A
Fair value option securities:
Interest-only securities	8,009,249	214,753	10,900	(34,670)	190,983	122	AA+	1.3%	0.8%	2.0	N/A
Servicing strips	4,585,044	57,144	6,992	(5,172)	58,964	57	N/A	1.6%	17.2%	3.2	N/A

Activities related to Real Estate and Other Securities were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(in millions)	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$1,880.0	$849.6	$3,722.6	$519.9	$5,907.2	$1,657.7	$10,862.6	$5,083.1
Purchase price	1,895.7	52.3	3,859.5	36.0	6,098.8	90.8	11,149.5	575.0

Sales
Face	$1,073.2	$552.8	$—	$287.8	$3,487.8	$1,686.3	$17,395.0	$7,487.8
Amortized cost	1,123.1	27.4	—	273.4	3,636.4	185.2	17,679.3	5,557.2
Sale price	1,109.1	16.8	—	265.7	3,631.3	164.6	17,869.1	4,624.6
Gain (loss) on sale	(14.0)	(10.7)	—	(7.7)	(5.2)	(20.5)	189.8	(932.6)

As of June 30, 2021, New Residential had sold $1.1 billion face amount of Agency RMBS for $1.1 billion which had not yet been settled. These unsettled sales were recorded on the Consolidated Balance Sheets on trade date as Receivable for Investments Sold. There were no unsettled trades as of December 31, 2020.

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

Unrealized Gains (Losses) — Other than credit impairment losses which are recognized in net income, changes in the fair value of RMBS designated as available for sale (“AFS”) are reported in other comprehensive income as an unrealized gain or loss until the security is sold or matures. Effective January 1, 2021, New Residential elected the fair value option for RMBS purchased on or after that date with changes in fair value reported in net income as an unrealized gain or loss until the security is sold or matures.

Realized Gains (Losses) — Upon the sale of an RMBS designated as AFS, any unrealized gain or loss is reclassified out of accumulated other comprehensive income into net income as a realized gain or loss within Gain (Loss) on Settlement of Investments, Net. Upon the sale of a security for which New Residential has elected the fair value option, any unrealized gain or loss recorded in Change in Fair value of Investments is reversed and the realized gain or loss is recorded within Gain (Loss) on Settlement of Investments, Net.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of June 30, 2021:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$2,455	$651	$(195)	$456	$(12)	$444	4	AAA	0.8%	1.9%	2.8
12 or More Months	40,682	33,009	(5,827)	27,182	(1,038)	26,144	18	AA+	2.5%	1.0%	2.7
Total/Weighted Average	$43,137	$33,660	$(6,022)	$27,638	$(1,050)	$26,588	22	AAA	2.4%	1.0%	2.7
(A)Represents credit impairment on securities in an unrealized loss position as of June 30, 2021.

New Residential performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	June 30, 2021				December 31, 2020
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	18,551	18,551	(6,022)	—	21,326	21,326	(8,672)	—
Non-credit impaired securities	8,037	9,087	—	(1,050)	270,821	331,638	—	(60,817)
Total debt securities in an unrealized loss position	$26,588	$27,638	$(6,022)	$(1,050)	$292,147	$352,964	$(8,672)	$(60,817)
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(2,650)	—	(2,650)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at June 30, 2021	$6,022	$—	$6,022

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2021	$514,997	$165,091
December 31, 2020	727,216	280,876

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2020	$189,562
Additions	—
Accretion	(3,372)
Reclassifications from (to) non-accretable difference	(8,741)
Disposals	(149,058)
Balance at June 30, 2021	$28,391
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

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2021, New Residential accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	June 30, 2021					December 31, 2020
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$662,210	$617,951	11,246	5.9%	5.2	$674,179

Acquired reverse mortgage loans(C)	$12,456	$5,948	28	7.7%	3.7	$5,884
Acquired performing loans(D)	134,349	132,453	3,105	4.9%	4.3	129,345
Acquired non-performing loans(E)	221,387	205,597	1,399	5.1%	3.2	374,658
Total residential mortgage loans, held-for-sale, at lower of cost or market	$368,192	$343,998	4,532	5.1%	3.6	$509,887

Acquired performing loans(D)(F)	$1,712,038	$1,742,686	10,875	3.3%	7.6	$1,423,159
Acquired non-performing loans(F)	416,534	402,571	2,284	4.8%	3.1	335,544
Originated loans	4,448,668	4,599,186	17,338	3.2%	27.7	2,947,113
Total residential mortgage loans, held-for-sale, at fair value	$6,577,240	$6,744,443	30,497	3.3%	20.9	$4,705,816

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$6,945,432	$7,088,441				$5,215,703
(A)Except for originated loans, the weighted average life is based on the expected timing of the receipt of cash flows. For originated loans, the weighted average life is based on the contractual term of the loan.
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
(E)As of June 30, 2021, New Residential has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (F) below.
(F)Includes $722.4 million and $200.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2021	December 31, 2020
California	16.3%	11.9%
Florida	8.2%	7.1%
New York	8.0%	7.1%
Texas	7.6%	10.1%
New Jersey	5.4%	4.2%
Georgia	4.6%	5.8%
Massachusetts	3.4%	3.1%
Pennsylvania	3.2%	3.5%
Illinois	3.2%	3.0%
Maryland	2.9%	2.3%
Other U.S.	37.2%	41.9%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	June 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$82,036	$76,074	$(5,962)	$71,567	$59,679	$(11,888)
120+	620,386	579,643	(40,742)	950,564	790,788	(159,776)
	$702,422	$655,717	$(46,704)	$1,022,131	$850,467	$(171,664)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the six months ended June 30, 2021, New Residential executed calls on a total of 42 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $19.4 million of gain on securitizations accounted for as sales. For the six months ended June 30, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest income on securities held in the collapsed trusts and $48.3 million of gain on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
Originations	—	—	50,711,462	50,711,462
Sales	—	(188,855)	(52,422,982)	(52,611,837)
Purchases/additional fundings	—	—	3,789,824	3,789,824
Proceeds from repayments	(62,836)	(19,010)	(209,413)	(291,259)
Transfer of loans to other assets(A)	—	404	5,712	6,116
Transfer of loans to real estate owned	(9,524)	(4,909)	(1,260)	(15,693)
Valuation (provision) reversal on loans	—	46,481	—	46,481
Fair value adjustments due to:
Changes in instrument-specific credit risk	415	—	(3,432)	(3,017)
Other factors	15,717	—	168,716	184,433
Balance at June 30, 2021	$617,951	$343,998	$6,744,443	$7,706,392
(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are recognized as claims receivable in Other Assets (Note 2).

Net interest income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans held-for-investment, at fair value	$11,911	$13,229	$22,971	$28,338
Loans held-for-sale, at lower of cost or fair value	4,132	15,303	12,274	33,458
Loans held-for-sale, at fair value	48,513	27,715	88,485	71,107
Total interest income	64,556	56,247	123,730	132,903

Interest expense:
Loans held-for-investment, at fair value	4,079	5,408	8,890	10,608
Loans held-for-sale, at lower of cost or fair value	2,554	6,358	10,340	14,888
Loans held-for-sale, at fair value	29,790	11,372	56,532	41,842
Total interest expense	36,423	23,138	75,762	67,338

Net interest income	$28,133	$33,109	$47,968	$65,565

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

GSEs or mortgage investors, New Residential reports Gain on Originated Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income.

Gain on Originated Mortgage Loans, Held-for-Sale, Net is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain on loans originated and sold, net(A)	$96,639	$236,583	$97,726	$275,872
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	113,995	(175,568)	154,116	(221,882)
MSRs retained on transfer of loans(C)	207,663	72,202	463,136	268,098
Other(D)	28,405	10,924	52,088	21,430
Realized gain on sale of originated mortgage loans, net	$446,702	$144,141	$767,066	$343,518
Change in fair value of loans	93,350	6,102	3,387	28,377
Change in fair value of interest rate lock commitments (Note 10)	55,299	32,806	(179,683)	124,055
Change in fair value of derivative instruments (Note 10)	(308,466)	121,935	99,549	(17,389)
Gain on originated mortgage loans, held-for-sale, net	$286,885	$304,984	$690,319	$478,561
(A)Includes loan origination fees of $438.9 million and $109.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1,097.3 million and $386.8 million for the six months ended June 30, 2021 and 2020, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

9.    CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of June 30, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes consumer loans, held-for-investment, at fair value:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
June 30, 2021
Consumer Loan Companies
Performing Loans	$418,959	53.5%	$479,021	18.4%	3.3	3.0%
Purchased Credit Deteriorated Loans(C)	108,635	53.5%	112,280	14.2%	3.3	6.2%
Other - Performing Loans	960	100.0%	825	15.5%	0.3	7.9%
Total Consumer Loans	$528,554		$592,126	17.6%	3.3	3.6%
December 31, 2020
Consumer Loan Companies
Performing Loans	$490,222	53.5%	$553,419	18.3%	3.6	3.7%
Purchased Credit Deteriorated Loans(C)	127,899	53.5%	129,513	14.1%	3.5	7.4%
Other - Performing Loans	2,862	100.0%	2,643	15.3%	0.4	4.3%
Total Consumer Loans	$620,983		$685,575	17.4%	3.6	4.4%
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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	June 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 days	$521,060	$583,825	$62,765	$611,978	$675,691	$63,713
90+	7,494	8,301	807	9,005	9,884	879
	$528,554	$592,126	$63,572	$620,983	$685,575	$64,592

Activities related to consumer loans were as follows:

Balance at December 31, 2020	$685,575
Additional fundings(A)	13,544
Proceeds from repayments	(109,067)
Accretion of loan discount and premium amortization, net	9,705
Fair value adjustment due to:
Changes in instrument-specific credit risk	16,465
Other factors	(24,096)
Balance at June 30, 2021	$592,126
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

As of June 30, 2021, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivative assets
Interest rate swaps(A)	Other assets	$—	$—
Interest rate lock commitments	Other assets	112,314	289,355
Forward Loan Sale Commitments	Other assets	—	—
TBAs	Other assets	13,318	789
		$125,632	$290,144
Derivative liabilities
Interest rate swaps(A)	Accrued expenses and other liabilities	$3,919	$25
Interest rate lock commitments	Accrued expenses and other liabilities	2,924	281
TBAs	Accrued expenses and other liabilities	30,153	119,456
		$36,996	$119,762
(A)Net of $188.0 million and $237.7 million of related variation margin balances as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes notional amounts related to derivatives:

	June 30, 2021	December 31, 2020
Interest rate swaps(A)	$10,045,000	$6,515,000
Interest rate lock commitments	10,828,734	15,031,345
TBAs, short position(B)	23,334,246	23,529,408
(A)Includes $10.0 billion notional of receive LIBOR/pay fixed of 1.46% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 32 months and 0 months, respectively, as of June 30, 2021. Includes $6.5 billion notional of receive LIBOR/pay fixed of 2.21% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 47 months and 0 months, respectively, as of December 31, 2020.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing revenue, net
TBAs	$8,624	$—	$(199)	$—
	8,624	—	(199)	—
Gain on originated mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	55,299	32,806	(179,683)	124,055
TBAs	(308,466)	121,935	99,549	(17,416)
Forward loan sale commitments	—	—	—	27
	(253,167)	154,741	(80,134)	106,666
Change in fair value of derivative investments(A)
Interest rate swaps	(37,227)	21,106	168,978	(18,876)
	(37,227)	21,106	168,978	(18,876)
Gain (loss) on settlement of investments, net
Interest rate swaps	(35,246)	(25,195)	(69,072)	(38,847)
TBAs(B)	(14,010)	—	(7,557)	(71,060)
	(49,256)	(25,195)	(76,629)	(109,907)

Total income (loss)	$(331,026)	$150,652	$12,016	$(22,117)
(A)Represents unrealized gain (loss).
(B)Excludes $114.0 million gain and $175.6 million loss for the three months ended June 30, 2021 and 2020, respectively, included within Gain on Originated Mortgage Loans, Held-for-Sale, Net (Note 8). Excludes $154.1 million gain and $221.9 million loss for the six months ended June 30, 2021 and 2020, respectively, included within Gain on Originated Mortgage Loans, Held-for-Sale, Net.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11.    DEBT OBLIGATIONS

The following table presents certain information regarding Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	June 30, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$5,595,304	$5,595,001	Aug-21 to Dec-22	2.18%	0.6	$6,137,572	$6,062,869	$6,108,837	24.4	$4,039,564
Agency RMBS(D)	14,935,294	14,935,294	Jul-21 to Jan-22	0.17%	0.1	14,771,792	15,278,052	15,059,319	1.0	12,682,427
Non-Agency RMBS(E)	691,034	691,034	Jul-21 to Sep-21	3.28%	0.0	13,954,357	1,113,243	1,200,347	0.7	817,209
Real Estate Owned(G)(H)	69,532	69,533	Sep-21 to Dec-22	2.83%	2.9	N/A	N/A	83,916	N/A	8,480
Total Secured Financing Agreements	21,291,164	21,290,862		0.81%	0.2					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	264,277	264,277	Aug-24	4.36%	3.2	89,755,059	293,976	365,997	6.2	275,088
MSRs(J)	2,505,820	2,494,717	Mar-22 to May-26	4.06%	3.5	388,124,130	4,363,971	4,701,128	6.2	2,691,791
Servicer Advance Investments(K)	402,039	401,166	Aug-21 to Dec-22	1.33%	1.3	420,537	482,308	502,533	6.1	423,144
Servicer Advances(K)	2,411,938	2,405,718	Aug-21 to Sep-23	2.32%	1.7	2,709,963	2,719,410	2,719,410	0.7	2,585,575
Residential Mortgage Loans(L)	1,208,383	1,197,064	Sep-22 to Jul-43	2.30%	4.7	1,326,788	1,461,742	1,449,245	18.5	1,039,838
Consumer Loans(M)	535,106	541,064	Sep-37	2.04%	3.5	527,541	537,287	591,248	3.3	628,759
Total Secured Notes and Bonds Payable	7,327,563	7,304,006		2.91%	3.0					7,644,195
Total/ Weighted Average	$28,618,727	$28,594,868		1.35%	0.9					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $73.5 million of associated accrued interest payable as of June 30, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $13.6 million and $18.0 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $234.6 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee as well as $45.4 million of financing collateralized by a portion of our single family rental portfolio.
(I)Includes $264.3 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $328.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.3%; $239.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $1,937.0 million of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.9 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $38.7 million face amount of SAFT 2013-1 mortgage-backed securities issued with a fixed interest rate of 3.7% (see Note 12 for fair value details), (iii) $68.8 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.2% (see Note 12

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

for fair value details), (iv) $244.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.6% to 5.0%, (v) a $100.5 million note payable collateralized by SFR with a fixed interest rate of 2.8%, and (vi) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate mortgage loans which bears interest equal to one-month LIBOR plus 1.1% (refer to Note 13 for further discussion).
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $482.1 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

As of June 30, 2021, New Residential has margin exposure on $21.3 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,087,882	$628,759	$25,191,875
Secured Financing Agreements
Borrowings	—	—	—	41,670,409	53,628,840	—	95,299,249
Repayments	—	—	—	(39,544,668)	(52,015,640)	—	(91,560,308)
Capitalized deferred financing costs, net of amortization	—	—	—	951	3,290	—	4,241
Secured Notes and Bonds Payable
Borrowings	—	1,441,680	1,424,601	—	850,610	—	3,716,891
Repayments	(10,811)	(1,640,782)	(1,627,411)	—	(689,608)	(90,059)	(4,058,671)
Unrealized gain on notes, fair value	—	—	—	—	(3,580)	2,364	(1,216)
Capitalized deferred financing costs, net of amortization	—	2,028	975	—	(196)	—	2,807
Balance at June 30, 2021	$264,277	$2,494,717	$2,806,884	$15,626,328	$6,861,598	$541,064	$28,594,868
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of June 30, 2021 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2021	$7,912	$18,816,337	$18,824,249
2022	1,345,932	3,130,691	4,476,623
2023	1,379,007	256,041	1,635,048
2024	750,000	445,916	1,195,916
2025	244,533	1,705,176	1,949,709
2026 and thereafter	642,574	444,608	1,087,182
	$4,369,958	$24,798,769	$29,168,727
(A)Reflects secured notes and bonds payable of $4.4 billion.
(B)Reflects secured financing agreements and secured notes and bonds payable of $21.3 billion and $3.5 billion, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2021:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,073,745	$1,918,829	$2,154,916
New loan originations	6,503,000	3,746,008	2,756,992

Secured Notes and Bonds Payable
Excess MSRs	286,380	264,277	22,103
MSRs	3,761,960	2,505,820	1,256,140
Servicer advances	4,460,000	2,813,977	1,646,023
Residential mortgage loans	200,000	100,504	99,496
	$19,285,085	$11,349,415	$7,935,670
(A)New Residential’s unused borrowing capacity is available if New Residential has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of June 30, 2021.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three and six months ended June 30, 2021, the Company recognized interest expense of $8.5 million and $17.0 million, respectively. At June 30, 2021, the unamortized debt issuance costs was approximately $7.6 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2021, the Company was in compliance with all covenants.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12.    FAIR VALUE MEASUREMENTS

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2021 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$64,207,670	$284,290	$—	$—	$284,290	$284,290
Excess MSRs, equity method investees(A)	25,547,389	94,198	—	—	94,198	94,198
MSRs(A)	336,166,705	3,800,593	—	—	3,800,593	3,800,593
MSR financing receivables(A)	62,396,648	989,836	—	—	989,836	989,836
Servicer advance investments	420,537	502,533	—	—	502,533	502,533
Real estate and other securities	30,726,412	14,956,889	—	13,953,718	1,003,171	14,956,889
Residential mortgage loans, held-for-sale	368,192	343,998	—	—	345,727	345,727
Residential mortgage loans, held-for-sale, at fair value	6,577,240	6,744,443	—	4,719,684	2,024,759	6,744,443
Residential mortgage loans, held-for-investment, at fair value	662,210	617,951	—	—	617,951	617,951
Residential mortgage loans subject to repurchase	1,308,242	1,308,242	—	1,308,242	—	1,308,242
Consumer loans	528,554	592,126	—	—	592,126	592,126
Derivative assets	32,625,460	125,632	—	13,318	112,314	125,632
Notes receivable	56,000	53,655	—	—	53,655	53,655
Loans receivable	250,000	250,000	—	—	250,000	250,000
Cash and cash equivalents	956,242	956,242	956,242	—	—	956,242
Restricted cash	238,501	238,501	238,501	—	—	238,501
Other assets(B)	N/A	42,891	5,323	—	37,568	42,891
		$31,902,020	$1,200,066	$19,994,962	$10,708,721	$31,903,749
Liabilities
Secured financing agreements	$21,291,164	$21,290,862	$—	$21,291,164	$—	$21,291,164
Secured notes and bonds payable(C)	7,327,563	7,304,006	—	750,000	6,582,376	7,332,376
Unsecured senior notes, net of issuance costs	542,405	542,405	—	—	542,405	542,405
Residential mortgage loan repurchase liability	1,308,242	1,308,242	—	1,308,242	—	1,308,242
Derivative liabilities	11,582,520	36,996	—	34,072	2,924	36,996
Excess spread financing	1,065,887	11,733	—	—	11,733	11,733
Contingent consideration	N/A	8,821	—	—	8,821	8,821
		$30,503,065	$—	$23,383,478	$7,148,259	$30,531,737
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.7 million as of June 30, 2021.
(C)Includes the SAFT 2013-1, MDST Trusts, RPL Securitization Trusts and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $882.2 million as of June 30, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs(A)	MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Other Assets
	Agency	Non-Agency									Notes Receivable	Loans Receivable	Total
Balance at December 31, 2020	$162,645	$148,293	$99,917	$3,489,675	$1,096,166	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$52,389	$—	$10,063,098
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(9,562)	—	—	—	(9,562)
Transfers from MSR financing receivables to MSRs	—	—	—	47,831	(47,831)	—	—	—	—	—	—	—	—
Gain (loss) included in net income
Reversal for credit losses on securities(D)	—	—	—	—	—	—	2,650	—	—	—	—	—	2,650
Change in fair value of excess MSRs(D)	(4,992)	(3,837)	—	—	—	—	—	—	—	—	—	—	(8,829)
Change in fair value of excess MSRs, equity method investees(D)	—	—	2,597	—	—	—	—	—	—	—	—	—	2,597
Servicing revenue, net(E)	—	—	—	(173,536)	—	—	—	—	—	—	—	—	(173,536)
Change in fair value of MSR financing receivables(D)	—	—	—	—	(55,295)	—	—	—	—	—	—	—	(55,295)
Change in fair value of servicer advance investments	—	—	—	—	—	(4,873)	—	—	—	—	—	—	(4,873)
Change in fair value of residential mortgage loans	—	—	—	—	—	—	—	—	181,416	—	—	—	181,416
Change in fair value of investments in consumer loans	—	—	—	—	—	—	—	—	—	(7,631)	—	—	(7,631)
Gain (loss) on settlement of investments, net	3	297	—	—	—	—	(20,520)	—	—	—	—	—	(20,220)
Other income (loss), net(D)	1	(325)	—	—	—	—	20,747	(179,684)	329	—	(3,159)	—	(162,091)
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	—	17,034	—	—	—	—	—	17,034
Interest income	4,761	7,232	—	—	—	6,724	12,390	—	—	9,705	2,736	—	43,548
Purchases, sales and repayments
Purchases, net(G)	—	—	—	7,178	—	667,080	90,800	—	2,048,131	13,544	1,689	250,000	3,078,422
Proceeds from sales	(12)	(1)	—	(33,691)	(3,204)		(164,630)	—	(1,676,332)	—	—	—	(1,877,870)
Proceeds from repayments	(15,761)	(14,014)	(8,316)	—	—	(704,454)	(136,224)	—	(221,656)	(109,067)	—	—	(1,209,492)
Originations and other	—	—	—	463,136	—	—	—	—	—	—	—	—	463,136
Balance at June 30, 2021	$146,645	$137,645	$94,198	$3,800,593	$989,836	$502,533	$1,003,171	$109,390	$2,642,710	$592,126	$53,655	$250,000	$10,322,502
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Asset-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2020	$18,420	$1,662,852	$14,247	$1,695,519
Transfers
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Gains (losses) included in net income
Servicing revenue, net(A)	(1,014)	—	—	(1,014)
Other income(B)	—	(1,216)	408	(808)
Purchases, sales and repayments
Proceeds from sales	(6,064)	—	—	(6,064)
Payments	—	(779,458)	(5,834)	(785,292)
Other	391	—	—	391
Balance at June 30, 2021	$11,733	$882,178	$8,821	$902,732
(A)The components of Servicing Revenue, Net are disclosed in Note 5.
(B)The gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 liabilities still held at the reporting dates and realized gains (losses) recorded during the period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of June 30, 2021:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	5.9% - 8.8% (6.9%)	—% - 2.3% (0.9%)	4.8% - 16.6% (7.1%)	15 - 32 (21)	12 - 21 (19)
Recaptured Pools	4.6% - 9.3% (7.2%)	—% - 2.2% (0.5%)	—% - 24.5% (13.8%)	21 - 28 (23)	19- 24 (22)
	4.6% - 9.3% (7.0%)	—% - 2.3% (0.7%)	—% - 24.5% (9.8%)	15 - 32 (22)	12 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.3% - 12.1% (8.1%)	5.3% - 11.6% (8.4%)	—% - 11.1% (7.9%)	6 - 25 (15)	18 - 28 (23)
Recaptured Pools	4.2% - 5.3% (4.5%)	0.1% - 0.3% (0.3%)	7.2% - 14.3% (9.5%)	23 - 26 (24)	21 - 23 (23)
	4.2% - 12.1% (7.5%)	0.1% - 11.6% (8.4%)	—% - 14.3% (8.2%)	6 - 26 (17)	18 - 28 (23)
Total/Weighted Average—Excess MSRs Directly Held	4.2% - 12.1% (7.2%)	—% - 11.6% (3.8%)	—% - 24.5% (9.0%)	6 - 32 (19)	12 - 28 (22)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	6.6% - 8.8% (7.1%)	0.8% - 1.7% (1.1%)	5.3% - 11.4% (6.3%)	15 - 25 (19)	17- 19 (18)
Recaptured Pools	6.2% - 8.0% (7.2%)	0.4% - 0.9% (0.7%)	9.6% - 15.0% (10.8%)	22 - 27 (25)	20 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	6.2% - 8.8% (7.2%)	0.4% - 1.7% (0.9%)	5.3% - 15.0% (8.8%)	15 - 27 (22)	17 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	4.2% - 12.1% (7.2%)	—% - 11.6% (2.7%)	—% - 24.5% (8.9%)	6 - 32 (20)	12 - 28 (21)

MSRs
Agency(H)
Mortgage Servicing Rights(I)	6.4% - 16.5% (9.9%)	0.4% - 1.7% (0.7%)	4.1% - 30.5% (15.3%)	25 - 30 (28)	0 - 30 (22)
Non-Agency
Mortgage Servicing Rights(I)	9.1% - 13.7% (11.2%)	1.0% - 7.1% (4.3%)	3.7% - 23.4% (12.7%)	26 - 81 (56)	0 - 30 (19)
MSR Financing Receivables(I)	7.5%	11.2%	8.2%	48	0 - 30 (25)
	7.5% - 13.7% (7.6%)	1.0% - 11.2% (11.1%)	3.7% - 23.4% (8.2%)	26 - 81 (48)	0 - 30 (25)
Ginnie Mae
Mortgage Servicing Rights(I)(J)	6.5% - 15.0% (13.2%)	2.4% - 4.7% (3.5%)	14.3% - 35.0% (19.1%)	32 - 46 (43)	0 - 30 (27)

Total/Weighted Average—MSRs	6.4% - 16.5% (10.0%)	0.4% - 11.2% (3.4%)	3.7% - 35.0% (10.0%)	25 - 81 (35)	0 - 30 (23)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.20 - $7.30 ($6.90) per loan per month was used to value the agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $10.70 per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $9.00 per loan per month was used to value the Ginnie Mae MSRs.
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

As of June 30, 2021, a weighted average discount rate of 7.8% (range 7.5% - 8.0%) was used to value New Residential’s Excess MSRs (directly and through equity method investees). As of June 30, 2021, a weighted average discount rate of 7.2% (range 6.9% - 12.5%) was used to value New Residential’s MSRs and a weighted average discount rate of 9.0% was used to value New Residential’s MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2021	0.7% - 1.5% (1.5%)	6.6% - 8.5% (8.4%)	8.4% - 15.2% (15.0%)	17.5 - 19.8 (19.7)	bps	5.2% - 5.7% (5.2%)	22.0 - 23.1 (22.3)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.4 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of June 30, 2021, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$13,701,666	$14,158,189	$13,953,718	$—	$13,953,718	2
Non-Agency RMBS(C)	17,024,746	938,113	1,003,171	—	1,003,171	3
Total	$30,726,412	$15,096,302	$14,956,889	$—	$14,956,889
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

For 94.7% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$949,545	1.2% to 15.0% (4.6%)	0.0% to 25.0% (14.5%)	0.0% to 12.0% (1.2%)	0.0% to 100.0% (19.8%)
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$1,931,549	2.5% - 7.0% (3.6%)	2.0% - 25.0% (14.3%)	—% - 4.0% (1.3%)	—% -50.0% (19.1%)
Originated loans	93,210	4.0%	5.5%	3.0%	50.0%
Residential mortgage loans held-for-sale, at fair value	$2,024,759

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$617,951	5.8% - 7.5% (6.0%)	2.0% - 6.7% (6.2%)	1.6% - 2.9% (1.7%)	30.0% - 71.5% (67.8%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$592,126	7.5% - 9.7% (7.5%)	21.6% - 34.1% (21.6%)	4.6% - 23.6% (4.6%)	71.2% - 92.4% (71.2%)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$109,390	0.0% - 100.0% (82.9%)	0.5 - 312.3 (122.1)

Asset-Backed Securities Issued

New Residential and Newrez, a wholly owned subsidiary of New Residential, were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, RPL Securitization Trusts and SCFT 2020-A, and therefore, New Residential’s Consolidated Balance Sheets include the asset-backed securities issued by the MDST Trusts, SAFT 2013-1, RPL Securitization Trusts and SCFT 2020-A, respectively. New Residential elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$882,178	1.6% - 4.4% (2.2%)	4.8% - 40.0% (18.1%)	0.3% - 4.6% (3.1%)	20.0% - 100.0% (70.8%)

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

At June 30, 2021, assets measured at fair value on a nonrecurring basis were $348.1 million. The $348.1 million of assets include approximately $324.4 million of residential mortgage loans held-for-sale and $23.7 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2021:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$112,837	3.8% - 7.0% (4.9%)	4.2 - 9.0 (4.6)	5.1% - 9.9% (9.2%)	1.4% - 2.2% (1.5%)	29.9% - 100.0% (53.8%)
Non-performing loans	211,546	5.0% - 9.0% (5.3%)	2.8 - 3.7 (3.2)	2.0% - 2.0% (2.0%)	2.9% - 2.9% (2.9%)	8.6% - 30.0% (28.9%)
Total/weighted average	$324,383	5.2%	3.7	4.5%	2.4%	37.5%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 14%), depending on the information available to the broker.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended June 30, 2021 consisted of a reversal of valuation allowance of $30.9 million for residential mortgage loans and a reversal of valuation allowance of $1.7 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the six months ended June 30, 2021 consisted of a reversal of valuation allowance of $46.5 million for residential mortgage loans and a reversal of valuation allowance of $4.9 million for REO.

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

Consolidated VIEs

Servicer Advance Investment

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 73.2% of the Buyer as of June 30, 2021. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of June 30, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $330.7 million and $313.3 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

During the third quarter of 2020, New Residential formed entities, (collectively, the “RPL Securitizations”) that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. New Residential determined that the RPL Securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the RPL Securitizations and 2) significant variable interests in each of the RPL Securitizations, through their control of the related

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

optional redemption feature and their ownership of certain notes issued by the RPL Securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the RPL Securitizations.

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

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day LIBOR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated loans to the 2021-1 Securitization Facility, which then issues notes to third party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full, or (iii) a repurchase triggering event. The Company determined it is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.
Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of June 30, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

On September 25, 2020, certain entities comprising the Consumer Loan Companies, in a private transaction, issued $663.0 million of asset-backed notes (“SCFT 2020-A”) securitized by a portfolio of consumer loans.

The Consumer Loan Companies consolidate certain entities that issued securitized debt collateralized by the consumer loans (the “Consumer Loan SPVs”). The Consumer Loan SPVs are VIEs of which the Consumer Loan Companies are the primary beneficiaries.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Total
June 30, 2021
Assets
Servicer advance investments, at fair value	$488,131	$—	$—	$—	$488,131
Residential mortgage loans, held-for-investment, at fair value	—	—	306,245	—	306,245
Residential mortgage loans, held-for-sale	—	—	1,860	—	1,860
Residential mortgage loans, held-for-sale, at fair value	—	—	1,071,679	—	1,071,679
Consumer loans, held-for-investment, at fair value	—	—	—	591,301	591,301
Cash and cash equivalents	34,561	36,950	1,711	—	73,222
Restricted cash	2,473	—	421	7,638	10,532
Other assets	9	3,780	864	7,909	12,562
Total Assets	$525,174	$40,730	$1,382,780	$606,848	$2,555,532
Liabilities
Secured notes and bonds payable(A)	$393,261	$—	$1,138,734	$541,064	$2,073,059
Accrued expenses and other liabilities	913	7,209	167	872	9,161
Total Liabilities	$394,174	$7,209	$1,138,901	$541,936	$2,082,220

December 31, 2020
Assets
Servicer advance investments, at fair value	$522,901	$—	$—	$—	$522,901
Residential mortgage loans, held-for-investment, at fair value	—	—	358,629	—	358,629
Residential mortgage loans, held-for-sale	—	—	346,250	—	346,250
Residential mortgage loans, held-for-sale, at fair value	—	—	614,868	—	614,868
Consumer loans, held-for-investment	—	—	—	682,932	682,932
Cash and cash equivalents	53,012	39,031	—	—	92,043
Restricted cash	2,808	—	—	8,090	10,898
Other assets	891	9,151	30,621	9,201	49,864
Total Assets	$579,612	$48,182	$1,350,368	$700,223	$2,678,385
Liabilities
Secured notes and bonds payable(A)	$414,576	$—	$1,034,093	$628,759	$2,077,428
Accrued expenses and other liabilities	1,092	9,455	1,661	764	12,972
Total Liabilities	$415,668	$9,455	$1,035,754	$629,523	$2,090,400
(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Six Months Ended June 30,
	2021	2020
Residential mortgage loan UPB	$11,855,823	$14,779,498
Weighted average delinquency(A)	5.32%	3.15%
Net credit losses	$105,652	$28,874
Face amount of debt held by third parties(B)	$10,929,618	$12,817,104

Carrying value of bonds retained by New Residential(C)(D)	$1,014,469	$1,692,841
Cash flows received by New Residential on these bonds	$381,606	$151,852
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

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2021			December 31, 2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$131,000	$33,521	$90,107	$163,944	$38,727	$96,418
Others’ ownership interest	26.8%	49.5%	46.5%	26.8%	50.1%	46.5%
Others’ interest in equity of consolidated subsidiary	$35,066	$16,593	$42,441	$43,882	$19,402	$45,384

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended June 30,
	2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(6,817)	$6,516	$18,608	$32,092	$9,037	$55,119
Others’ ownership interest	26.8%	49.5%	46.5%	26.8%	48.9%	46.5%
Others’ interest in net income of consolidated subsidiary	$(1,825)	$3,225	$8,653	$8,591	$4,419	$25,630
(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the three months ended June 30, 2021 and 2020, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Six Months Ended June 30,
	2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(1,932)	$13,639	$28,417	$(9,923)	$11,660	$41,789
Others’ ownership interest	26.8%	49.5%	46.5%	26.8%	48.9%	46.5%
Others’ interest in net income of consolidated subsidiary	$(517)	$6,750	$13,214	$(2,656)	$5,702	$19,432
(A)As a result, New Residential owned 73.2% and 73.2% of the Buyer, on average during the six months ended June 30, 2021 and 2020, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

14.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On February 14, 2020, the Company priced its underwritten public offering of 14,000,000 of its 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Preferred Series C”), par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $389.5 million. The offering closed on February 14, 2020. In connection with the offering, the underwriters exercised an option to purchase up to an additional 2,100,000 shares of preferred stock. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $1.0 million as of the grant date.

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

On May 19, 2021, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2021.

The table below summarizes preferred stock:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2021	December 31, 2020	Liquidation Preference(A)	Issuance Discount	Carrying Value	2021	2020	2021	2020
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020	16,100	16,100	402,500	3.15%	389,548	0.40	0.40	0.80	0.80
Total	33,610	33,610	$840,250		$812,992	$1.32	$1.32	$2.63	$2.63
(A)Each series has a liquidation preference of $25.00 per share.

On June 16, 2021, New Residential’s board of directors declared second quarter 2021 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, and $0.40 per share of Preferred Series C or $2.9 million, $5.0 million, and $6.4 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 31, 2020	April 2020	$0.05	$20.8
June 22, 2020	July 2020	$0.10	$41.6
September 23, 2020	October 2020	$0.15	$62.4
December 16, 2020	January 2021	$0.20	$82.9
March 24, 2021	April 2021	$0.20	$82.9
June 16, 2021	August 2021	$0.20	$93.3

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at June 30, 2021.

Common Stock Purchase Warrants

During the second quarter of 2020, the Company issued warrants (the “2020 Warrants”) in conjunction with the issuance of a term loan, which was fully repaid in the third quarter of 2020, that provide the holders the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

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

The table below summarizes the 2020 Warrants at June 30, 2021:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants - December 31, 2020	43.4	$6.79
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants - June 30, 2021	43.4	$6.67	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

As of June 30, 2021, outstanding options were as follows:

Held by the Manager	16,840,175
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	6,000
Total	19,600,155

The following table summarizes outstanding options as of June 30, 2021. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended June 30, 2021 was $10.59 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2021	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2021 (millions)
Directors	Various	6,000	6,000	$13.46	$—
Manager(C)	2017	1,130,916	1,130,916	13.78	—
Manager(C)	2018	5,320,000	5,320,000	16.50	—
Manager(C)	2019	6,351,000	4,984,767	15.90	—
Manager(C)	2020	1,619,739	863,861	17.23	—
Manager(C)	2021	5,172,500	344,833	10.10	0.17
Outstanding		19,600,155	12,650,377
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2018	$16.37 to $17.84	1,159,833
2019	$14.96 to $16.50	1,270,200
2020	$16.84 to $17.23	323,947
Total		2,753,980

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activity in outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options - December 31, 2020	14,428,655
Granted	5,172,500	$10.10
Exercised	—	—
Expired	(1,000)	12.36
Outstanding options - June 30, 2021	19,600,155	See table above

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$145,726	$44,129	$447,062	$(1,563,126)
Noncontrolling interests in income of consolidated subsidiaries	10,053	38,640	19,447	22,478
Dividends on preferred stock	14,358	14,357	28,716	25,579
Net income (loss) attributable to common stockholders	$121,315	$(8,868)	$398,899	$(1,611,183)

Basic weighted average shares of common stock outstanding	456,312,486	415,661,782	435,668,683	415,625,468
Dilutive effect of stock options and common stock purchase warrants(A)	16,416,759	—	15,560,982	—
Diluted weighted average shares of common stock outstanding	472,729,245	415,661,782	451,229,665	415,625,468

Basic earnings per share attributable to common stockholders	$0.27	$(0.02)	$0.92	$(3.88)
Diluted earnings per share attributable to common stockholders	$0.26	$(0.02)	$0.88	$(3.88)
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended June 30, 2021		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and common stock purchase warrants	—	641,708	—	3,419,938

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

Capital Commitments — As of June 30, 2021, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to June 30, 2021, if any):

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

In addition, as the issuer of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its option to repurchase loans that will result in an economic benefit. As of June 30, 2021, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $10.2 million and $1.3 billion, respectively. See Note 5 for information on Newrez’s right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $254.9 million of unfunded and available revolving credit privileges as of June 30, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential, through its wholly-owned subsidiaries, has leases on office space expiring through 2025. Rent expense, net of sublease income for the three months ended June 30, 2021 and 2020 totaled $3.6 million and $3.3 million, respectively, and $7.0 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of June 30, 2021, future commitments under the non-cancelable leases are as follows:

Year Ending	Amount
July 1 through December 31, 2021	$7,046
2022	10,677
2023	5,992
2024	2,740
2025	2,116
2026 and thereafter	—
Total remaining undiscounted lease payments	28,571
Less: imputed interest	2,578
Total remaining discounted lease payments	$25,993

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $0.6 million due in the future periods.

Other information related to operating leases is summarized below:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	2.8	3.2
Weighted-average discount rate	4.5%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At June 30, 2021, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears payment-in-kind (PIK) interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of June 30, 2021, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $200.0 million and $50.0 million, respectively.

Due to affiliates consists of the following:

	June 30, 2021	December 31, 2020
Management fees	$8,033	$7,478
Expense reimbursements and other	649	1,972
Total	$8,682	$9,450

Affiliate expenses and fees consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$23,677	$22,479	$45,839	$44,200
Expense reimbursements(A)	125	125	250	250
Total	$23,802	$22,604	$46,089	$44,450
(A)Included in General and administrative expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

17.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current:
Federal	$(6,694)	$(7,877)	$4,119	$(7,877)
State and local	(1,348)	9	868	58
Total current income tax expense (benefit)	(8,042)	(7,868)	4,987	(7,819)
Deferred:
Federal	5,843	20,304	77,152	(107,221)
State and local	1,122	4,973	15,043	(34,419)
Total deferred income tax expense (benefit)	6,965	25,277	92,195	(141,640)
Total income tax expense (benefit)	$(1,077)	$17,409	$97,182	$(149,459)

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

As of June 30, 2021, New Residential recorded a net deferred tax liability of $100.1 million primarily related to MSRs.

18.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2021 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Advance Purchaser LLC

On July 13, 2021, New Residential entered into a purchase and sales agreement with certain third-party co-investors whereby New Residential agreed to purchase from certain third-party co-investors approximately 16.1% of aggregate interest in Advance Purchaser LLC, increasing New Residential’s ownership of Advance Purchaser LLC to approximately 89.3%.

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended June 30, 2021 compared to the immediately preceding prior quarter ended March 31, 2021.

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

As of June 30, 2021, we had $37 billion in total assets and 6,129 employees within our operating entities.

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

The Company intends to use the net proceeds of $512.1 million from the offering, along with cash on hand and other sources of liquidity, to finance the acquisition of Caliber. In the event that the Caliber acquisition does not occur, the Company intends to use the net proceeds from the offering for general corporate purposes.

MARKET CONSIDERATIONS

The overall United States financial condition and the path to economic recovery remained on track in the second quarter of 2021 despite the continued uncertainty and impact of the COVID-19 pandemic. Further reductions in social distancing and favorable financial conditions continued to spur growth. With fiscal and monetary policy likely to remain accommodative, and progress on COVID-19 vaccinations in the U.S., indicators of economic activity strengthened. The U.S. real gross domestic product (“GDP”) expanded and grew at a faster annualized pace in the second quarter of 2021 compared to the first quarter of the year. Labor market conditions continued to improve with the total unemployment rate edging down to 5.9% at June 30, 2021 from 6.0% at March 31, 2021. The consumer price inflation—as measured by the 12-month percentage change in the personal consumption expenditures (“PCE”) price index—increased notably in second quarter of 2021, largely driven by a surge in demand as the economy continued to reopen. Inflation may continue to rise above the Federal Reserve’s inflation target in the near term, though in the longer-term inflation is expected to ease as the effect of transitory factors dissipate.

Consumer spending increased notably and further gains in spending are expected to contribute significantly to the economic recovery. The release of pent-up consumer demand, progress on widespread vaccination, the ongoing reduction of social-distancing measures, and fiscal stimulus were important factors supporting spending.

Housing demand continued to be robust, with construction of single-family homes and home sales remaining well above their pre-pandemic levels, and house prices rising further. The data for this sector indicates that residential investment spending was temporarily held back in the second quarter of 2021 by shortages in materials and limited stock of homes for sale.

In the residential mortgage market, financing conditions were little changed during the second quarter of 2021 and remained accommodative for credit-worthy borrowers who met standard conforming loan criteria. Credit continued to appear tight for borrowers with lower credit scores. Overall non-QM activity for the broader industry saw notable signs of growth quarter over quarter. Mortgage rates for most borrowers were little changed, on net, and remained near historical lows. Home purchase and refinance mortgage activity continued at a strong pace through June 2021, and the share of mortgages in forbearance declined during the quarter.

U.S. equity prices edged higher during the quarter, and corporate bond spreads narrowed slightly in the second quarter.

On balance, while the economic indicators discussed above appear favorable and support a strengthening economy, the path of the recovery is unprecedented and still largely dependent on the course of COVID-19. Uncertainty surrounding the economic outlook remains elevated as adverse alternative courses of the pandemic—including the possibility of the global spread of more-contagious, more-vaccine-resistant COVID-19 variants, such as the “Delta” variant—become more likely, although the increasingly widespread vaccinations in the U.S. and abroad, along with ongoing policy support, may diminish some of these uncertainties. Additionally, continued supply chain disruptions and labor shortages may rise if elevated inflation readings persist and it is possible that the value of our assets and our net income could decline in a rising interest rate environment to the extent that our assets are financed with floating rate debt and there is no accompanying increase in asset yields.

The market conditions discussed above influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

The following table summarizes the U.S. gross domestic product estimates annualized rate by quarter:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Real GDP	6.5%	6.4%	4.3%	33.4%	(31.4)%

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Unemployment rate	5.9%	6.0%	6.7%	7.9%	11.1%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
10-year U.S. Treasury rate	1.5%	1.7%	0.9%	0.7%	0.7%
30-year fixed mortgage rate	3.0%	3.1%	2.7%	2.9%	3.2%

We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

PROPOSED CHANGES TO LIBOR

The London Interbank Offered Rate (“LIBOR”) is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. In addition, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to ease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee (“ARRC”), has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks and our exposure.

In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, we have implemented amending terms to transition to an alternative benchmark. We continue to evaluate the transitional impact to serviced ARMs.

OUR PORTFOLIO

Our portfolio, as of June 30, 2021, consists of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination					Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
June 30, 2021
Investments	$4,599,186	$—	$5,671,450	$—	$10,270,636	$14,956,889	$3,376,192	$592,126	$—	$29,195,843
Cash and cash equivalents	157,495	71,241	455,441	—	684,177	218,813	11,552	9,141	32,559	956,242
Restricted cash	17,673	52,466	120,784	—	190,923	20,033	913	26,632	—	238,501
Other assets	733,794	206,855	3,610,420	—	4,551,069	1,999,153	174,444	60,031	45,646	6,830,343
Goodwill	11,836	12,540	5,092	—	29,468	—	—	—	—	29,468
Total assets	$5,519,984	$343,102	$9,863,187	$—	$15,726,273	$17,194,888	$3,563,101	$687,930	$78,205	$37,250,397
Debt	$4,309,548	$—	$5,580,897	$—	$9,890,445	$15,611,309	$2,552,050	$541,064	$542,405	$29,137,273
Other liabilities	349,274	58,794	1,225,843	—	1,633,911	13,092	169,441	770	129,759	1,946,973
Total liabilities	4,658,822	58,794	6,806,740	—	11,524,356	15,624,401	2,721,491	541,834	672,164	31,084,246
Total equity	861,162	284,308	3,056,447	—	4,201,917	1,570,487	841,610	146,096	(593,959)	6,166,151
Noncontrolling interests in equity of consolidated subsidiaries	16,593	—	35,066	—	51,659	—	—	42,441	—	94,100
Total New Residential stockholders’ equity	$844,569	$284,308	$3,021,381	$—	$4,150,258	$1,570,487	$841,610	$103,655	$(593,959)	$6,072,051
Investments in equity method investees	$—	$—	$107,251	$—	$107,251	$—	$—	$—	$—	$107,251

Operating Investments

Origination

For the three months ended June 30, 2021, Newrez’s loan origination volume was $23.5 billion, down from $27.2 billion in the quarter prior. Funded volumes by channel represented roughly 27%, 4%, 10% and 58% of total volume for Direct to Consumer, Joint Venture, Wholesale and Correspondent, respectively, as compared to 21%, 4%, 10% and 65% for the three months ended March 31, 2021. The decreased in funded volumes quarter over quarter was primarily driven by a decrease in Correspondent volumes as overall industry-wide volumes in that channel also declined. Direct to Consumer funded volumes increased for the 14th consecutive quarter, rising to $6.4 billion, the highest quarterly funded volume in Newrez’s history, driven by an improvement in Newrez’s recapture rates. Pull-through adjusted lock volume was $20.5 billion, compared to $26.9 billion in the prior quarter. During the three months ended June 30, 2021, refinance activity represented 64% of overall funded volumes and purchase activity represented 36% of overall funded volumes. This compared to 73% for refinance and 27% for purchase, respectively, in the prior quarter. Purchase activity for the broader industry is expected to continue to increase. Gain on sale margin for the three months ended June 30, 2021 was 1.31%, 12 bps lower than the 1.43% for the prior quarter, primarily driven by increased competition in the third-party Wholesale and Correspondent channels during the second quarter 2021. While increased competition and capacity have driven gain on sale margins from their highs in 2020, we expect margins to stabilize, especially in third-party originated channels, as industry capacity adjusts to demand.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“E Street”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to Newrez.

The following table provides loan production by channel and product:

	Unpaid Principal Balance
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Production by Channel
Joint Venture	$1,007	$1,049	$2,056	$1,597	$(42)	$459
Direct to Consumer	6,404	5,674	12,078	5,162	730	6,916
Wholesale	2,413	2,672	5,085	2,916	(259)	2,169
Correspondent	13,656	17,817	31,473	10,009	(4,161)	21,464
Total Production by Channel	$23,480	$27,212	$50,692	$19,684	$(3,732)	$31,008

Production by Product
Agency	$17,649	$19,583	$37,232	$11,901	$(1,934)	$25,331
Government	5,632	7,474	13,106	7,133	(1,842)	5,973
Non-QM	63	—	63	365	63	(302)
Non-Agency	120	138	258	248	(18)	10
Other	16	17	33	37	(1)	(4)
Total Production by Product	$23,480	$27,212	$50,692	$19,684	$(3,732)	$31,008

% Purchase	36%	27%	31%	27%
% Refinance	64%	73%	69%	73%

The following table provides information regarding Gain on Originated Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Gain on originated mortgage loans, held-for-sale, net(A)(B)(C)(D)	$268,539	$384,423	$652,962	$440,152	$(115,884)	$212,810

Pull through adjusted lock volume	$20,497,057	$26,906,676	$47,403,733	$22,202,594	$(6,409,619)	$25,201,139

Gain on originated mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.83%	3.24%	3.45%	3.39%
Joint Venture	4.81%	4.40%	4.58%	4.19%
Wholesale	0.95%	1.71%	1.37%	1.52%
Correspondent	0.25%	0.33%	0.30%	0.68%
Total gain on originated mortgage loans, as a percentage of pull through adjusted lock volume	1.31%	1.43%	1.38%	1.98%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $438.9 million and $658.3 million for the three months ended June 30, 2021 and March 31, 2021, respectively. Includes loan origination fees of $1,097.3 million and $386.8 million for the six months ended June 30, 2021 and 2020, respectively.
(C)Excludes $18.3 million and $19.0 million of Gain on Originated Mortgage Loans, Held-for-Sale, Net for the three months ended June 30, 2021 and March 31, 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements). Excludes $37.4 million and $38.4 million of Gain on Originated Mortgage Loans, Held-for-Sale, Net for the six months ended June 30, 2021 and 2020, respectively.
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Mortgage Loans, Held-for-Sale, Net decreased for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 primarily driven by lower volumes and tighter margins. Total Gain on Originated

Mortgage Loans, Held-for-Sale, Net increased for the six months ended June 30, 2021 compared to the same period in 2020 primarily driven by the higher volume from all our channels.

Servicing

Our servicing business operates through a performing loan servicing division, Newrez Servicing, and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). Newrez Servicing services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. As of June 30, 2021, Newrez Servicing serviced $214.2 billion UPB of loans and Shellpoint Mortgage Servicing serviced $91.7 billion UPB of loans, for a total servicing portfolio of $305.9 billion UPB, representing a slight increase from March 31, 2021. The combined servicing represents 1,673,669 loans, a 2.1% decrease from March 31, 2021. Active forbearances within this portfolio continued to decline in the second quarter 2021 as our servicer continued to help homeowners and clients navigate the COVID-19 landscape. Only 2.3% of this portfolio was in active forbearance as of June 30, 2021, down from 3.5% in the quarter prior, with minimal additions in new forbearance requests during the quarter. Our servicer has continued to leverage proprietary loss mitigation technology to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential, NRM or Newrez (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	June 30, 2021	March 31, 2021	June 30, 2020	QoQ Change	YoY Change
Performing Servicing
MSR Assets	$207,881	$205,487	$173,619	$2,394	$34,262
Acquired Residential Whole Loans	6,301	6,283	1,965	18	4,336
Total Performing Servicing	214,182	211,770	175,584	2,412	38,598

Special Servicing
MSR Assets	13,866	16,748	22,554	(2,882)	(8,688)
Acquired Residential Whole Loans	1,450	1,456	4,032	(6)	(2,582)
Third Party	76,409	74,613	75,413	1,796	996
Total Special Servicing	91,725	92,817	101,999	(1,092)	(10,274)
Total Servicing Portfolio	$305,907	$304,587	$277,583	$1,320	$28,324

Agency Servicing
MSR Assets	$157,848	$157,598	$129,814	$250	$28,034
Acquired Residential Whole Loans	—	—	—	—	—
Third Party	13,155	14,978	18,969	(1,823)	(5,814)
Total Agency Servicing	171,003	172,576	148,783	(1,573)	22,220

Government-insured Servicing
MSR Assets	58,604	57,880	58,155	724	449
Acquired Residential Whole Loans	—	—	—	—	—
Third Party	—	—	—	—	—
Total Government Servicing	58,604	57,880	58,155	724	449

Non-Agency (Private Label) Servicing
MSR Assets	5,295	6,757	8,204	(1,462)	(2,909)
Acquired Residential Whole Loans	7,751	7,739	5,997	12	1,754
Third Party	63,254	59,635	56,444	3,619	6,810
Total Non-Agency (Private Label) Servicing	76,300	74,131	70,645	2,169	5,655
Total Servicing Portfolio	$305,907	$304,587	$277,583	$1,320	$28,324

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Base Servicing Fees
MSR Assets	$43,999	$46,440	$90,439	$68,671	$(2,441)	$21,768
Acquired Residential Whole Loans	1,163	1,077	2,240	6,209	86	(3,969)
Third Party	25,408	27,112	52,520	59,610	(1,704)	(7,090)
Total Base Servicing Fees	$70,570	$74,629	$145,199	$134,490	$(4,059)	$10,709

Other Fees
Incentive fees	$20,349	$20,249	$40,598	$16,193	$100	$24,405
Ancillary fees	11,519	10,982	22,501	20,153	537	2,348
Boarding fees	2,510	1,936	4,446	6,078	574	(1,632)
Other fees	7,516	5,719	13,235	6,713	1,797	6,522
Total Other Fees(A)	$41,894	$38,886	$80,780	$49,137	$3,008	$31,643

Total Servicing Fees	$112,464	$113,515	$225,979	$183,627	$(1,051)	$42,352
(A)Includes other fees earned from third parties of $15.4 million and $16.3 million for the three months ended June 30, 2021 and March 31, 2021, respectively, and $31.7 million and $19.0 million for the six months ended June 30, 2021 and 2020, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of June 30, 2021, we had $4.8 billion carrying value of MSRs and MSR Financing Receivables. As of June 30, 2021, our Full and Excess MSR portfolio decreased to $489 billion UPB from $536 billion UPB as of December 31, 2020. Full MSRs as of June 30, 2021 decreased to $399 billion from $435 billion UPB as of December 31, 2020. Excess MSRs as of June 30, 2021 decreased to $90 billion UPB from $101 billion as of December 31, 2020. The decrease in portfolio size during the periods presented was predominantly a result of prepayments, partially offset by MSRs retained from originations.

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

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of June 30, 2021, these subservicers include PHH, Mr. Cooper, LoanCare, and Flagstar, which subservice 15.6%, 14.8%, 13.7% and 0.6% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables).The remaining 55.3% of the underlying UPB of the related mortgages is subserviced by Newrez (Note 1 to our Consolidated Financial Statements). We have entered into agreements with certain subservicers pursuant to which we are entitled to receive the MSR on any refinancing by the subservicer or by Newrez of a loan in the related original portfolio.

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

See Note 5 to our Consolidated Financial Statements for further information regarding our MSR Financing Receivables.

The table below summarizes our MSRs and MSR Financing Receivables as of June 30, 2021.

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
MSRs
GSE	$269,342.7	28	bps	$2,938.7
Non-Agency	8,314.4	56		15.0
Ginnie Mae	58,509.6	43		846.9
MSR Financing Receivables
Non-Agency	62,396.7	48		989.8
Total	$398,563.4	34	bps	$4,790.4

The following table summarizes the collateral characteristics of the loans underlying our MSRs and MSR Financing Receivables as of June 30, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
MSRs
GSE	$2,938,754	$269,342,646	1,735,748	749	3.9%	263	65	2.5%	27.1%	26.9%	0.1%	18.5%
Non-Agency	14,953	8,314,431	126,971	704	5.5%	230	107	2.5%	18.6%	15.9%	3.2%	7.1%
Ginnie Mae	846,886	58,509,628	288,170	691	3.4%	326	31	1.7%	24.7%	24.4%	0.3%	18.8%
MSR Financing Receivables
Non-Agency	989,836	62,396,648	470,705	638	4.1%	300	185	12.4%	12.9%	11.5%	1.4%	4.7%
Total	$4,790,429	$398,563,353	2,621,594	722	3.9%	277	80	3.9%	24.3%	23.9%	0.4%	16.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
MSRs
GSE	0.9%	0.2%	2.9%	0.3%	—%	0.2%
Non-Agency	2.1%	0.7%	1.8%	2.4%	0.5%	2.1%
Ginnie Mae	2.3%	0.7%	5.5%	0.6%	—%	0.8%
MSR Financing Receivables
Non-Agency	6.0%	1.7%	2.2%	6.5%	0.7%	2.4%
Total	2.0%	0.6%	3.1%	1.4%	0.1%	0.7%
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

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

Summary of Direct Excess MSRs as of June 30, 2021

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR(%)	Carrying Value (millions)
Agency	$30.2	29	bps	21	bps	32.5% - 66.7%	$146.6
Non-Agency(B)	34.0	35		15		33.3% - 100%	137.6
Total/Weighted Average	$64.2	32	bps	18	bps		$284.2
(A)The MSR is a weighted average as of June 30, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $21.7 billion UPB underlying these Excess MSRs.

Summary of Excess MSRs Through Equity Method Investees as of June 30, 2021

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$25.5	33	bps	22	bps	50.0%	66.7%	33.3%	$166.9
Total/Weighted Average	$25.5	33	bps	22	bps				$166.9
(A)The MSR is a weighted average as of June 30, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSRs as of June 30, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$90,289	$19,639,343	161,595	730	4.5%	228	138	1.6%	28.0%	27.4%	0.9%	22.1%
Recaptured Loans	56,356	10,584,956	66,348	735	4.0%	264	48	—%	28.1%	27.6%	0.7%	38.8%
	$146,645	$30,224,299	227,943	731	4.3%	242	105	1.0%	28.1%	27.4%	0.8%	28.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$114,191	$30,421,757	176,889	679	4.2%	269	183	8.9%	18.4%	16.7%	2.4%	13.7%
Recaptured Loans	23,454	3,561,614	17,077	742	3.8%	273	31	0.1%	31.2%	31.2%	—%	39.0%
	$137,645	$33,983,371	193,966	685	4.2%	270	168	7.4%	19.6%	18.0%	2.2%	17.7%
Total/Weighted Average(H)	$284,290	$64,207,670	421,909	706	4.3%	257	139	4.1%	23.5%	22.4%	1.6%	23.6%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	1.9%	0.5%	5.6%	0.5%	0.1%	0.1%
Recaptured Loans	1.2%	0.4%	4.4%	0.1%	—%	—%
	1.6%	0.5%	5.1%	0.3%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	10.9%	7.5%	4.7%	5.3%	0.4%	1.3%
Recaptured Loans	1.4%	0.2%	3.3%	—%	—%	—%
	9.9%	6.7%	4.5%	4.8%	0.4%	1.2%
Total/Weighted Average(H)	6.1%	3.9%	4.8%	2.8%	0.2%	0.7%
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
(F)We also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $21.7 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2021 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$78,114	$13,698,900	33.3%	149,438	713	5.1%	219	157	1.3%	25.4%	24.0%	1.9%	25.7%
Recaptured Loans	88,754	11,848,489	33.3%	89,597	720	4.1%	260	57	—%	26.8%	26.2%	1.2%	43.9%
Total/Weighted Average(G)	$166,868	$25,547,389		239,035	716	4.6%	238	110	1.3%	26.2%	25.0%	1.6%	34.5%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	2.4%	0.7%	5.5%	0.7%	0.1%	0.1%
Recaptured Loans	1.6%	0.4%	4.5%	0.1%	—%	0.1%
Total/Weighted Average(G)	2.0%	0.6%	5.0%	0.4%	0.1%	0.1%
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2021
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments
Mr. Cooper and SLS serviced pools	$482,308	$502,533	$21,666,852	$420,537	1.9%
(A)Carrying value represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the six months ended June 30, 2021 (dollars in thousands):

			Six Months Ended June 30, 2021		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	6.1	$(4,873)	$402,039	89.4%	88.8%	1.3%	1.2%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

June 30, 2021
Principal and interest advances	$81,061
Escrow advances (taxes and insurance advances)	174,351
Foreclosure advances	165,125
Total	$420,537

MSR Related Ancillary Business

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of June 30, 2021, our ownership interest in Covius is 24.3%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2021 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$13,701,666	$14,158,189	100.0%	$16,947	$(221,418)	$13,953,718	61	7.1	10.2%	$13,803,858
(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended June 30, 2021:

Net Interest Spread(A)
Weighted Average Asset Yield	2.14%
Weighted Average Funding Cost	0.17%
Net Interest Spread	1.97%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $15.1 billion and $13.8 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2021 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,024,746	$938,113	$105,973	$(40,915)	$1,003,171	$590,640
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2021 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2008	NR	126	$458,559	$18,657	2.0%	$21,162	—%	—%	4.2	5.3%
2008 and later	BBB	445	16,553,331	905,535	98.0%	967,056	24.3%	0.2%	3.1	2.7%
Total/weighted average	BBB	571	$17,011,890	$924,192	100.0%	$988,218	23.7%	0.2%	3.2	2.7%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2008	13.5	0.10	10.0%	10.0%	10.0%
2008 and later	13.8	0.65	20.9%	4.5%	0.6%
Total/weighted average	13.8	0.64	20.7%	4.7%	0.8%
(A)Excludes $12.4 million face amount of bonds backed by consumer loans and $0.5 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 288 bonds with a carrying value of $343.2 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2021.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2021.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $29.2 million and $2.7 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $260.4 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended June 30, 2021:

Net Interest Spread(A)
Weighted average asset yield	3.48%
Weighted average funding cost	3.28%
Net interest spread	0.20%
(A)The Non-Agency RMBS portfolio consists of 27.7% floating rate securities and 72.3% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2021 and December 31, 2020, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.2 billion and $1.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

Residential Mortgage Loans

As of June 30, 2021, we had approximately $7.6 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $5.6 billion and secured notes and bonds payable with an aggregate face amount of approximately $1.2 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2021 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$662,210	$617,951	11,246	5.9%	5.2

Acquired reverse mortgage loans(E)(F)	$12,456	$5,948	28	7.7%	3.7
Acquired performing loans(G)(I)	134,349	132,453	3,105	4.9%	4.3
Acquired non-performing loans(H)(I)	221,387	205,597	1,399	5.1%	3.2
Total residential mortgage loans, held-for-sale, at lower of cost or market	$368,192	$343,998	4,532	5.1%	3.6

Acquired performing loans(G)(I)	$1,712,038	$1,742,686	10,875	3.3%	7.6
Acquired non-performing loans	416,534.0	402,571	2	4.8%	3.1
Originated loans	4,448,668	4,599,186	17,338	3.2%	27.7
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$6,577,240	$6,744,443	30,213	3.3%	20.9
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
(H)As of June 30, 2021, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.
(I)Includes $722.4 million and $200.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At June 30, 2021 and December 31, 2020, the Company pledged mortgage loans with a carrying value of approximately $6.1 billion and $4.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2021 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans	$528,554	59.6%	40.4%	80,317	689	17.6%	12.6%	196	3.3	1.0%	0.7%	1.2%	21.9%	4.6%
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

Single-Family Rental (“SFR”) Portfolio

As of June 30, 2021 our SFR portfolio consisted of approximately 1,155 units with an aggregate carrying value of $227.6 million, up from 625 units with an aggregate carrying value of $113.2 million as of March 31, 2021. During the three months ended June 30, 2021 and March 31, 2021, we acquired approximately 530 and 368 SFR units, respectively.

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

At June 30, 2021, our net deferred tax liability of $100.1 million was primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us, as well as, deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held in within taxable entities.

For the three months and six months ended June 30, 2021, we recognized deferred tax expense of $7.0 million and $92.2 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of June 30, 2021, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2020.

The outbreak of the novel coronavirus pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which we invest. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended June 30, 2021 compared to the three months ended March 31, 2021 and the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Revenues
Interest income	$253,677	$253,735	$507,412	$634,571	$(58)	$(127,159)
Servicing revenue, net of change in fair value of mortgage servicing rights	(86,511)	513,548	427,037	(379,574)	(600,059)	806,611
Gain on originated mortgage loans, held-for-sale, net	286,885	403,434	690,319	478,561	(116,549)	211,758
	454,051	1,170,717	1,624,768	733,558	(716,666)	891,210
Expenses
Interest expense	106,539	118,905	225,444	333,258	(12,366)	(107,814)
General and administrative expenses	367,716	362,505	730,221	567,736	5,211	162,485
Management fee to affiliate	23,677	22,162	45,839	44,200	1,515	1,639
	497,932	503,572	1,001,504	945,194	(5,640)	56,310
Other Income (Loss)
Change in fair value of investments	200,383	(265,566)	(65,183)	(460,027)	465,949	394,844
Gain (loss) on settlement of investments, net	(76,304)	(11,978)	(88,282)	(874,538)	(64,326)	786,256
Other income (loss), net	30,043	(9,613)	20,430	(43,449)	39,656	63,879
	154,122	(287,157)	(133,035)	(1,378,014)	441,279	1,244,979
Impairment
Provision (reversal) for credit losses on securities	(1,756)	(894)	(2,650)	19,015	(862)	(21,665)
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	(32,652)	(18,713)	(51,365)	103,920	(13,939)	(155,285)
	(34,408)	(19,607)	(54,015)	122,935	(14,801)	(176,950)
Income (Loss) Before Income Taxes	144,649	399,595	544,244	(1,712,585)	(254,946)	2,256,829
Income tax expense (benefit)	(1,077)	98,259	97,182	(149,459)	(99,336)	246,641
Net Income (Loss)	$145,726	$301,336	$447,062	$(1,563,126)	$(155,610)	$2,010,188
Noncontrolling interests in income (loss) of consolidated subsidiaries	10,053	9,394	19,447	22,478	659	(3,031)
Dividends on preferred stock	14,358	14,358	28,716	25,579	—	3,137
Net Income (Loss) Attributable to Common Stockholders	$121,315	$277,584	$398,899	$(1,611,183)	$(156,269)	$2,010,082

Interest Income

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Interest income was flat quarter over quarter as the yield on our interest-earning assets remained relatively unchanged. The aggregate balance of our primary interest-bearing assets as of June 30, 2021 and March 31, 2021 was $29.2 billion and $27.9 billion, respectively.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Interest income decreased $127.2 million year over year driven by (i) a $70.9 million decrease attributable to a smaller MSR portfolio driven by transfers from investments in MSR Financing Receivables to MSRs subsequent to June 30, 2020, and (ii) an $84.7 million decrease related to a reduced bond and residential loan portfolio largely attributable to sales during the first half of 2020 in response to the onset of COVID-19 related market factors, partially offset by (iii) a $28.4 million increase in interest income related to higher loan origination volumes at Newrez.

Servicing Revenue, Net

Servicing Revenue, Net related to MSRs consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Servicing fee revenue	$272,625	$263,743	$536,368	$660,498	$8,882	$(124,130)
Ancillary and other fees	31,496	31,894	63,390	50,336	(398)	13,054
Servicing fee revenue and fees	304,121	295,637	599,758	710,834	8,484	(111,076)
Change in fair value due to:
Realization of cash flows	(279,102)	(317,716)	(596,818)	(479,940)	38,614	(116,878)
Change in valuation inputs and assumptions(A)	(106,432)	545,379	438,947	(618,127)	(651,811)	1,057,074
Change in fair value of derivative instruments	8,624	(8,823)	(199)	—	17,447	(199)
(Gain) loss realized	(13,722)	(929)	(14,651)	7,659	(12,793)	(22,310)
Servicing revenue, net	$(86,511)	$513,548	$427,037	$(379,574)	$(600,059)	$806,611
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$(222,242)	$521,624	$299,382	$(514,782)	$(743,866)	$814,164
Changes in discount rates	89,463	—	89,463	(73,502)	89,463	162,965
Changes in other factors	26,347	23,755	50,102	(29,843)	2,592	79,945
Change in valuation and assumptions	$(106,432)	$545,379	$438,947	$(618,127)	$(651,811)	$1,057,074

The table below summarizes the unpaid principal balances of our MSRs:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020	QoQ Change	YoY Change
MSRs
GSE	$269,342.7	$290,005.8	$315,552.9	$(20,663.1)	$(46,210.2)
Non-Agency	8,314.4	6,124.7	6,065.8	2,189.7	2,248.6
Ginnie Mae	58,509.6	57,996.5	57,779.1	513.1	730.5
Total	$336,166.7	$354,127.0	$379,397.8	$(17,960.3)	$(43,231.1)

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Servicing revenue, net decreased $600.1 million primarily driven by (i) a $651.8 million change from positive to negative mark-to-market adjustments, partially offset by (ii) a $38.6 million decrease in realization of cash flows. The negative mark-to-market adjustments of $106.4 million for the three months ended June 30, 2021 were primarily driven by changes in assumptions related to prepayment rates, partially offset by a decrease in discount rates.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Servicing revenue, net increased $806.6 million primarily driven by (i) a $1.1 billion change from negative to positive mark-to-market adjustments as a result of slower prepayment rates, lower delinquency rates, and a decrease in discount rates, partially offset by (ii) a $116.9 million increase in realization of cash flows as a result of an increase in average portfolio size from acquisitions and originations as well as transfers from investments in MSR Financing Receivables to MSRs subsequent to June 30, 2020, and (iii) a $111.1 million decrease in servicing fee revenue and fees from portfolio runoff.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Direct to Consumer	3.83%	3.24%	3.45%	3.39%
Joint Venture	4.81%	4.40%	4.58%	4.19%
Wholesale	0.95%	1.71%	1.37%	1.52%
Correspondent	0.25%	0.33%	0.30%	0.68%
	1.31%	1.43%	1.38%	1.98%

The following table provides loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Production by Channel
Joint Venture	$1,007	$1,049	$2,056	$1,597	$(42)	$459
Direct to Consumer	6,404	5,674	12,078	5,162	730	6,916
Wholesale	2,413	2,672	5,085	2,916	(259)	2,169
Correspondent	13,656	17,817	31,473	10,009	(4,161)	21,464
Total Production by Channel	$23,480	$27,212	$50,692	$19,684	$(3,732)	$31,008

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Gain on originated mortgage loans, held-for-sale, net decreased $116.5 million driven by tighter margins attributable to change in funded loan volume mix. Gain on sale margin for the three months ended June 30, 2021 was 1.31%, 12 bps lower than 1.43% for the prior quarter. For the second quarter of 2021, loan origination volume was $23.5 billion, down from $27.2 billion in the prior quarter. Correspondent decreased $4.2 billion to $13.7 billion during the second quarter of 2021 while Direct to Consumer increased $730.0 million to $6.4 billion. Both Joint Venture and Wholesale slightly decreased during the period.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Gain on originated mortgage loans, held-for-sale, net increased primarily driven by higher volume across all channels. For the first half of 2021, loan origination volume was $50.7 billion, up from $19.7 billion in the prior year.

Interest Expense

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Interest expense decreased by $12.4 million quarter over quarter primarily driven by lower LIBOR rates on our variable-rate debt facilities coupled with improved financing terms with counterparties.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Interest expense decreased $107.8 million year over year primarily attributable to (i) a $112.8 million decrease related to a reduced bond and residential loan portfolio largely attributable to sales made during the first half of 2020 in response to the onset of COVID-19 related market factors, and (ii) a $22.2 million decrease in interest expense due to runoff of MSR-related investments. The aforementioned items were partially offset by (iii) an increase in interest expense on originations of $17.9 million largely driven by higher origination volume, and (iv) a $9.3 million increase in interest expense as a result of the 2025 senior unsecured notes entered into in September 2020.

Management Fee to Affiliate

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Management fee to affiliate increased $1.5 million as a result of capital raises subsequent to March 31, 2021.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Management fee to affiliate increased $1.6 million as a result of capital raises subsequent to June 30, 2020.

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Compensation and benefits	$61,432	$65,426	$126,858	$110,839	$(3,994)	$16,019
Compensation and benefits, origination	133,298	133,218	266,516	134,426	80	132,090
Legal and professional	18,587	18,219	36,806	41,589	368	(4,783)
Loan origination	44,916	40,245	85,161	35,866	4,671	49,295
Occupancy	10,221	10,350	20,571	16,839	(129)	3,732
Subservicing	45,278	49,839	95,117	140,113	(4,561)	(44,996)
Loan servicing	4,627	4,679	9,306	15,002	(52)	(5,696)
Property and maintenance	15,755	12,130	27,885	16,352	3,625	11,533
Other miscellaneous general and administrative	33,602	28,399	62,001	56,710	5,203	5,291
General and administrative expenses	$367,716	$362,505	$730,221	$567,736	$5,211	$162,485

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

General and administrative expenses increased $5.2 million primarily attributable to higher property and maintenance at Guardian Asset Management coupled with increased marketing and office expenses from Newrez. Property maintenance revenues and expenses at Guardian is expected to continue increasing in future periods as the company continues to expand and grow.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

General and administrative expenses increased $162.5 million primarily attributable to growth in headcount. As of June 30, 2021, headcount within our operating companies totaled approximately 6,129 employees compared to 4,595 as of June 30, 2020. During the first half of 2021, Newrez funded $50.7 billion in origination volume compared to $19.7 billion for the first half of 2020. On the servicing side, Newrez and Shellpoint Mortgage Servicing serviced $305.9 billion in UPB as of June 30, 2021 compared to $277.6 billion UPB of servicing volume as of June 30, 2020. Additionally, growth in Guardian Asset Management inspection and property management contracts resulted in an increase of expenses incurred related to performing such services.

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Excess MSRs	$(4,211)	$(4,618)	$(8,829)	$(11,109)	$407	$2,280
Excess MSRs, equity method investees	(568)	3,165	2,597	(2,509)	(3,733)	5,106
MSR financing receivables	(29,517)	(25,778)	(55,295)	(225,631)	(3,739)	170,336
Servicer advance investments	(4,502)	(371)	(4,873)	(2,712)	(4,131)	(2,161)
Real estate and other securities	156,792	(498,339)	(341,547)	(28,194)	655,131	(313,353)
Residential mortgage loans	121,242	60,174	181,416	(165,246)	61,068	346,662
Consumer loans held-for-investment	(1,626)	(6,004)	(7,630)	(5,750)	4,378	(1,880)
Derivative instruments	(37,227)	206,205	168,978	(18,876)	(243,432)	187,854
Change in fair value of investments	$200,383	$(265,566)	$(65,183)	$(460,027)	$465,949	$394,844

Change in Fair Value of Excess MSRs

Change in Fair Value of Excess MSRs consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$(1,477)	$5,537	$4,060	$3,034	$(7,014)	$1,026
Changes in discount rates	—	—	—	(4,015)	—	4,015
Changes in other factors	(2,734)	(10,155)	(12,889)	(10,128)	7,421	(2,761)
Change in fair value of Excess MSRs	$(4,211)	$(4,618)	$(8,829)	$(11,109)	$407	$2,280

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

The negative mark-to-market fair value adjustments during the three months ended June 30, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. Additionally, decreased interest rates and increased prepayment speeds further drove the negative marks. The negative mark-to-market fair value adjustments during the three months ended March 31, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. This was partially offset by favorable changes in interest rates and reduced prepayment speeds.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The negative mark-to-market fair value adjustments during the six months ended June 30, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. This was partially offset by favorable changes in interest rates and prepayment speeds. The negative mark-to-market fair value adjustments during the six months ended June 30, 2020 were mainly driven by increases in delinquency rates and higher discount rates. This was partially offset by increased interest rates and decreased prepayment speeds.

Change in Fair Value of Excess MSRs, Equity Method Investees

Change in Fair Value of Excess MSRs, Equity Method Investees consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$(377)	$1,074	$697	$352	$(1,451)	$345
Changes in discount rates	—	—	—	(743)	—	743
Changes in other factors	(191)	2,091	1,900	(2,118)	(2,282)	4,018
Total	$(568)	$3,165	$2,597	$(2,509)	$(3,733)	$5,106

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

The negative mark-to-market fair value adjustments during the three months ended June 30, 2021 were mainly driven by decreased interest rates and increased prepayment speeds. The positive mark-to-market fair value adjustments during the three months ended March 31, 2021 were mainly driven by favorable changes in interest rates and prepayment speeds.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The positive mark-to-market fair value adjustments during the six months ended June 30, 2021 were mainly driven by favorable changes in interest rates and prepayment speeds. The negative mark-to market adjustments during the six months ended June 30, 2020 were mainly driven by increasing delinquency rates and reduced recapture rates.

Change in Fair Value of MSR Financing Receivables

The component of changes in the fair value of MSR Financing Receivables consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Realization of cash flows	$(18,676)	$(21,954)	$(40,630)	$(145,951)	$3,278	$105,321
Change in valuation inputs and assumptions	(9,413)	(3,554)	(12,967)	(77,931)	(5,859)	64,964
(Gain) loss on sales	(1,428)	(270)	(1,698)	(1,749)	(1,158)	51
Total	$(29,517)	$(25,778)	$(55,295)	$(225,631)	$(3,739)	$170,336
(A)The following table summarizes the components of changes in the fair value of MSR Financing Receivables related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$(4,760)	$19,163	$14,403	$44,043	$(23,923)	$(29,640)
Changes in discount rates	23,842	—	23,842	(12,744)	23,842	36,586
Changes in other factors	(28,495)	(22,717)	(51,212)	(109,230)	(5,778)	58,018
Total	$(9,413)	$(3,554)	$(12,967)	$(77,931)	$(5,859)	$64,964

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Change in fair value of MSR Financing Receivables decreased $3.7 million primarily driven by (i) a $5.9 million increase in negative mark-to-market adjustments as a result of faster projected prepayments offset by lower discount rates, partially offset by (ii) a $3.3 million decrease in realization of cash flows as a result of slower prepayments compared to the three months ended March 31, 2021.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of MSR Financing Receivables increased $170.3 million primarily driven by (i) a $105.3 million decrease in realization of cash flows as a result of slower prepayments and transfers from investments in MSR Financing Receivables to MSRs subsequent to June 30, 2020, and (ii) a $65.0 million decrease in negative mark-to-market adjustments as a result of lower delinquency rates and a decrease in discount rates, partially offset by higher costs of financing.

Change in Fair Value of Servicer Advance Investments

Changes in Fair Value of Servicer Advance Investments consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$(1,000)	$12	$(988)	$(2,074)	$(1,012)	$1,086
Changes in discount rates	—	—	—	—	—	—
Changes in other factors	(3,502)	(383)	(3,885)	(638)	(3,119)	(3,247)
Total	$(4,502)	$(371)	$(4,873)	$(2,712)	$(4,131)	$(2,161)

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

The negative mark-to-market adjustments during the three months ended June 30, 2021 were driven by increased prepayment speeds resulting in a decrease in the UPB for the loans underlying the advances. Additionally, during the second quarter of 2021, the advance to UPB ratio increased resulting in less advance recoveries. The negative mark-to-market adjustments during the three months ended March 31, 2021 were driven by changes in the overall delinquency of the servicer advance portfolio coupled with changes in the debt fee rate for related servicer advance financing.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The negative mark-to-market adjustments during the six months ended June 30, 2021 were driven by increased prepayment speeds resulting in a decrease in the UPB for the loans underlying the advances. Additionally, the advance to UPB ratio increased resulting in less advance recoveries driving negative mark-to-market adjustments. The negative mark-to-market adjustments during the six months ended June 30, 2020 were driven by decreased interest rates resulting in increased prepayment rates. The increased prepayment rates resulted in decreased UPB for the loans underlying the advances.

Change in Fair Value of Real Estate and Other Securities

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Change in fair value of investments in real estate securities increased $655.1 million primarily driven by favorable adjustments in Agency securities due to lower interest rates and other favorable changes in comparable fixed income assets. These items were partially offset by unfavorable adjustments in Non-Agency securities due to a decrease in value of interest-only bonds attributable due to higher projected prepayments.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of investments in real estate securities decreased $313.4 million primarily driven by a decrease in observable prices due to higher interest rates and higher prepayment rates in Agency RMBS.

Change in Fair Value of Residential Mortgage Loans

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Change in fair value of investments in residential mortgage loans increased $61.1 million primarily due to (i) a $101.8 million increase related to changes in valuation inputs and assumptions attributable to favorable changes in estimates regarding the economic outlook, partially offset by (ii) a $40.7 million decrease in realization of gain through loan sales and securitizations.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of investments in residential mortgage loans increased $346.7 million primarily due to (i) a $376.4 million increase related to changes in valuation inputs and assumptions attributable to favorable changes in estimates regarding the economic outlook, partially offset by (ii) a $29.7 million decrease in realization of gain through loan sales and securitizations.

Change in Fair Value of Consumer Loans Held-for-Investment

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Change in fair value of consumer loans increased $4.4 million primarily due to favorable changes in inputs and assumptions, including lower delinquency rates and higher recoveries.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of consumer loans decreased $1.9 million primarily due to unfavorable changes in inputs and assumptions, including higher prepayment rates.

Change in Fair Value of Derivative Instruments

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Change in fair value of derivative instruments decreased $243.4 million on interest rate swaps due to unfavorable changes in inputs and assumptions driven by lower interest rates.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Change in fair value of derivative instruments increased $187.9 million on interest rate swaps due to favorable changes in inputs and assumptions driven by higher interest rates.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Gain (loss) on sale of real estate securities	$(24,708)	$(983)	$(25,691)	$(761,209)	$(23,725)	$735,518
Gain (loss) on sale of acquired residential mortgage loans	19,198	30,399	49,597	(12,094)	(11,201)	61,691
Gain (loss) on settlement of derivatives	(49,256)	(27,373)	(76,629)	(109,907)	(21,883)	33,278
Gain (loss) on liquidated residential mortgage loans	(268)	897	629	2,381	(1,165)	(1,752)
Gain (loss) on sale of REO	(239)	(3,946)	(4,185)	1,616	3,707	(5,801)
Gain (loss) on extinguishment of debt	89	(6)	83	1,461	95	(1,378)
Other gains (losses)	(21,120)	(10,966)	(32,086)	3,214	(10,154)	(35,300)
	$(76,304)	$(11,978)	$(88,282)	$(874,538)	$(64,326)	$786,256

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Loss on settlement of investments, net increased $64.3 million primarily related to (i) a $23.7 million increase in losses on security sales, $22.9 million from Agency securities and $0.8 million from Non-agency securities, (ii) a $21.9 million increase in losses on derivatives, (iii) a $22.4 million increase in loss from collapsed loans recorded at market value, and (iv) an $11.2 million of losses on sales of residential mortgage loans related to the 2020-NPL1 sale. These items were partially offset by (v) a $12.8 million increase in realized gains on MSRs.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Loss on settlement of investments, net decreased $786.3 million primarily attributable to a large reduction in our Agency RMBS portfolio in the first half of 2020 in order to generate liquidity and de-risk our balance sheet in response to the onset of COVID-19 related market factors. We realized significant losses due to the timing of the bond sales.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020	QoQ Change	YoY Change
Unrealized gain (loss) on secured notes and bonds payable	$5,638	$(4,422)	$1,216	$6,146	$10,060	$(4,930)
Unrealized gain (loss) on contingent consideration	—	(408)	(408)	(3,871)	408	3,463
Unrealized gain (loss) on equity investments	(1,834)	(2,783)	(4,617)	(47,697)	949	43,080
Gain (loss) on transfer of loans to REO	2,790	1,321	4,111	4,307	1,469	(196)
Gain (loss) on transfer of loans to other assets	44	(21)	23	(261)	65	284
Gain (loss) on Ocwen common stock	1,725	(186)	1,539	(4,121)	1,911	5,660
Provision for servicing losses	(16,643)	(6,158)	(22,801)	(16,030)	(10,485)	(6,771)
Rental and ancillary revenue	14,195	5,827	20,022	11,061	8,368	8,961
Property and maintenance revenue	25,104	19,906	45,010	28,658	5,198	16,352
Other income (loss)	(976)	(22,689)	(23,665)	(21,641)	21,713	(2,024)
	$30,043	$(9,613)	$20,430	$(43,449)	$39,656	$63,879

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

As summarized in the table above, total other income increased $39.7 million primarily due to (i) a $14.5 million write off of receivables and other items in the first quarter of 2021, (ii) a $10.1 million change in unrealized gains on secured notes and bonds payable due to a $6.9 million increase related to changes in valuation inputs and assumptions and a $3.2 million increase from realization of gain through bond settlements, (iii) an $8.4 million increase in rental and ancillary revenue from single family rental properties, driven by increased property purchases, (iv) a $5.2 million increase in property and maintenance revenue at Guardian Asset Management, partially offset by (v) a $10.5 million increase in provision for servicing losses at Newrez.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

As summarized in the table above, total other income increased $63.9 million primarily attributable to (i) a $43.1 million write down of our equity method investments due to a large write off during the first quarter of 2020, (ii) a $16.4 million increase in property and maintenance revenue at Guardian Asset Management, (iii) a $5.7 million decrease in losses on Ocwen common stock, and (iv) a $9.0 million increase in rental and ancillary revenue from single family rental properties, driven by increased property purchases, partially offset by (v) a $4.9 million decrease in unrealized gains on our secured notes and bonds payable related to changes in valuation inputs and assumptions, and (vi) a $6.8 million increase in provision for servicing losses at Newrez.

Provision (Reversal) for Credit Losses on Securities

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

The reversal for credit losses on securities increased $0.9 million driven by improved credit spreads on Non-Agency RMBS.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The reversal for credit losses on securities increased $21.7 million primarily due to an increase in fair values on Non-Agency RMBS purchased with existing credit impairment driven largely by continued improvements in macroeconomic forecasts attributable to the recovery of the COVID-19 pandemic.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

The valuation and credit loss reversal on loans and real estate owned increased $13.9 million driven by (i) a $15.4 million reversal of impairment on certain loans related to changes in interest rates and improved performance, partially offset by (ii) a $1.4 million increase of impairment on certain REOs.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The valuation and credit loss reversal on loans and real estate owned increased $155.3 million driven by (i) a $149.0 million increase in reversal of impairment on residential mortgage loans due to lower delinquency rates and improved performance, and (ii) a $6.3 million increase in reversal of impairment on certain REOs with an increase in home prices.

Income Tax Expense (Benefit)

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Income tax expense decreased $99.3 million, primarily driven by changes in the fair value of MSRs, loans, and swaps held within taxable entities.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Income tax expense increased $246.6 million. The tax benefit for the prior year primarily reflected deferred tax benefits resulting from changes in the fair value of loans and MSRs, partially offset by deferred tax expense generated from income in our servicing and origination business segments.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Noncontrolling interests in income increased $0.7 million attributable to our co-investments.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Noncontrolling interests in income decreased $3.0 million attributable to (i) a $6.2 million decrease related to interest income and fair value adjustments at our Consumer Loan Companies, which are 46.5% owned by third parties, partially offset by (ii) a $2.1 million increase related to Advance Purchaser LLC and (iii) a $1.0 million increase from the Shelter JVs, driven by higher earnings from originations for the first half of 2021.

Dividends on Preferred Stock

Three months ended June 30, 2021 compared to the three months ended March 31, 2021.

Dividends on preferred stock of $14.4 million for both the first and second quarter of 2021 relate to our Preferred Series A, Preferred Series B, and Preferred Series C outstanding. There were no additional preferred stock offerings during 2021.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Dividends on preferred stock of $28.7 million for the first half of 2021 relate to our Preferred Series A, Preferred Series B, and Preferred Series C outstanding. Dividends on preferred stock increased $3.1 million during the first half of 2021 due to the issuance of Preferred Series C shares in February of 2020.

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

Our primary uses of funds are the payment of interest, management fees, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at June 30, 2021 was $956.2 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by certain regulatory requirements, including maintaining excess capital and related tangible net worth. As of June 30, 2021, approximately $658.3 million of our cash and cash equivalents were held at NRM and Newrez, of which $510.7 million were in excess of regulatory liquidity requirements. NRM and Newrez are expected to maintain compliance with applicable net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2021, we had outstanding secured financing agreements with an aggregate face amount of approximately $21.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $2.8 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	June 30, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$5,595,304	$5,595,001	Aug-21 to Dec-22	2.18%	0.6	$6,137,572	$6,062,869	$6,108,837	24.4	$4,039,564
Agency RMBS(D)	14,935,294	14,935,294	Jul-21 to Jan-22	0.17%	0.1	14,771,792	15,278,052	15,059,319	1.0	12,682,427
Non-Agency RMBS(E)	691,034	691,034	Jul-21 to Sep-21	3.28%	0.0	13,954,357	1,113,243	1,200,347	0.7	817,209
Real Estate Owned(G)(H)	69,532	69,533	Sep-21 to Dec-22	2.83%	2.9	N/A	N/A	83,916	N/A	8,480
Total Secured Financing Agreements	21,291,164	21,290,862		0.81%	0.2					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	264,277	264,277	Aug-24	4.36%	3.2	89,755,059	293,976	365,997	6.2	275,088
MSRs(J)	2,505,820	2,494,717	Mar-22 to May-26	4.06%	3.5	388,124,130	4,363,971	4,701,128	6.2	2,691,791
Servicer Advance Investments(K)	402,039	401,166	Aug-21 to Dec-22	1.33%	1.3	420,537	482,308	502,533	6.1	423,144
Servicer Advances(K)	2,411,938	2,405,718	Aug-21 to Sep-23	2.32%	1.7	2,709,963	2,719,410	2,719,410	0.7	2,585,575
Residential Mortgage Loans(L)	1,208,383	1,197,064	Sep-22 to Jul-43	2.30%	4.7	1,326,788	1,461,742	1,449,245	18.5	1,039,838
Consumer Loans(M)	535,106	541,064	Sep-37	2.04%	3.5	527,541	537,287	591,248	3.3	628,759
Total Secured Notes and Bonds Payable	7,327,563	7,304,006		2.91%	3.0					7,644,195
Total/ Weighted Average	$28,618,727	$28,594,868		1.35%	0.9					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $73.5 million of associated accrued interest payable as of June 30, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $13.6 million and $18.0 million, respectively, on retained bonds collateralized by Agency MSRs.
(F)Includes $234.6 million of repurchase agreements which bear interest at a fixed rate of 4.4%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee as well as $45.4 million of financing collateralized by a portion of our single family rental portfolio.
(I)Includes $264.3 million of corporate loans which bear interest at a fixed rate of 4.4%.
(J)Includes $328.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.3%; $239.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $1,937.0 million of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables that secure these notes.
(K)$2.0 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.9 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $38.7 million face amount of SAFT 2013-1 mortgage-backed securities issued with a fixed interest rate of 3.7% (see Note 12 for fair value details), (iii) $68.8 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.2% (see Note 12 for fair value details), (iv) $244.5 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.6% to 5.0%, (v) a $100.5 million note payable collateralized by SFR with a fixed interest rate of 2.8%, and (vi) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate mortgage loans which bears interest equal to one-month LIBOR plus 1.1% (refer to Note 13 for further discussion).
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $482.1 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $21.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2021
	Outstanding Balance at June 30, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$14,935,294	$14,330,520	$18,667,907	0.20%
Non-Agency RMBS	691,034	764,820	1,300,468	3.36%
Residential mortgage loans	5,254,527	4,644,326	5,695,945	2.07%
Real estate owned	24,103	19,294	24,511	2.67%
Secured Notes and Bonds Payable
MSRs	50,000	50,000	50,000	3.34%
Servicer advances	503,837	1,221,258	928,259	3.32%
Total/weighted average	$21,458,795	$21,030,218	$26,667,090	0.85%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Secured Financing Agreements
Agency RMBS	$15,169,877	$13,833,811	$11,391,397	$6,899,998
Non-Agency RMBS	724,014	806,260	447,824	1,459,942
Residential mortgage loans	4,622,809	4,552,293	3,655,906	3,112,376
Real estate owned	19,294	2,282	2,581	3,222
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

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-

dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of June 30, 2021, the weighted average exercise price was $6.67 per share.

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

Maturities

Our debt obligations as of June 30, 2021, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2021	$7,912	$18,816,337	$18,824,249
2022	1,345,932	3,130,691	4,476,623
2023	1,379,007	256,041	1,635,048
2024	750,000	445,916	1,195,916
2025	244,533	1,705,176	1,949,709
2026 and thereafter	642,574	444,608	1,087,182
	$4,369,958	$24,798,769	$29,168,727
(A)Includes secured notes and bonds payable of $4.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $21.3 billion and $3.5 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 1% and 42%, respectively, and for residential mortgage loans and REO were 7% and 17%, respectively, during the six months ended June 30, 2021.

Borrowing Capacity

The following table represents our borrowing capacity as of June 30, 2021 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,073,745	$1,918,829	$2,154,916
New loan origination	6,503,000	3,746,008	2,756,992
Secured Notes and Bonds Payable
Excess MSRs	286,380	264,277	22,103
MSRs	3,761,960	2,505,820	1,256,140
Servicer advances	4,460,000	2,813,977	1,646,023
Residential mortgage loans	200,000	100,504	99,496
	$19,285,085	$11,349,415	$7,935,670
(A)Our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2021.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The table below summarizes preferred stock:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2021	December 31, 2020	Liquidation Preference(A)	Issuance Discount	Carrying Value	2021	2020	2021	2020
Fixed-to-floating rate cumulative redeemable preferred:
Series A, 7.50% issued July 2019	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020	16,100	16,100	402,500	3.15%	389,548	0.40	0.40	0.80	0.80
Total	33,610	33,610	$840,250		$812,992	$1.32	$1.32	$2.63	$2.63
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

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of June 30, 2021.

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

On May 19, 2021, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2021.

As of June 30, 2021, our outstanding options had a weighted average exercise price of $14.52. Our outstanding options as of June 30, 2021 were summarized as follows:

Held by the Manager	16,840,175
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	6,000
Total	19,600,155

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

The table below summarize common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
June 30, 2020	July 2020	$0.10
September 30, 2020	October 2020	$0.15
December 31, 2020	January 2021	$0.20
March 31, 2021	April 2021	$0.20
June 30, 2021	July 2021	$0.20

Cash Flow

Operating Activities

Net cash flows used in operating activities decreased approximately $3.8 billion for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Operating cash flows for the six months ended June 30, 2021 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $52.8 billion, servicing fees received of $555.3 million, net recoveries of servicer advances receivable of $253.6 million, and net interest income received of $369.4 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $3.8 billion, originations of $50.5 billion, management fees paid to the Manager of $45.3 million, income taxes paid of $14.5 million, subservicing fees paid of $160.8 million and other outflows of approximately $702.8 million including general and administrative costs and loan servicing fees. The $1.5 billion net proceeds on residential mortgage loans, held for sale, were primarily used to pay down debt facilities classified in financing activities below.

Investing Activities

Cash flows provided by (used in) investing activities were ($2.4 billion) for the six months ended June 30, 2021. Investing activities consisted primarily of the acquisition of real estate securities and the funding of servicer advances, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities and loans.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $3.5 billion during the six months ended June 30, 2021. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under secured financing agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.0 billion. As of June 30, 2021, there was $11.9 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of June 30, 2021. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2021 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2021:

•Derivatives – as described in Note 10 to our Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 11 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 15 and 18 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2021, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $254.9 million of unfunded and available revolving credit privileges as of June 30, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

Beginning with the third quarter of 2019, as a result of the continued evaluation of how Shellpoint operates its business and its impact on our operating performance, core earnings includes Shellpoint’s GAAP net income with the exception of the unrealized gains or losses due to changes in valuation inputs, assumptions on MSRs owned by Newrez, net of unrealized gains and losses on MSR hedges owned by Newrez, and non-capitalized transaction-related expenses.

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

	Three Months Ended		Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Net (loss) income attributable to common stockholders	$121,315	$277,584	$398,899	$(1,611,183)
Adjustments for Non-Core Earnings:
Impairment	(34,408)	(19,607)	(54,015)	122,935
Change in fair value of investments	(98,766)	(275,419)	(374,185)	928,016
(Gain) loss on settlement of investments, net	120,212	31,335	151,547	892,853
Other (income) loss, net	14,226	24,339	38,565	90,950
Other income and impairment attributable to non-controlling interests	(1,473)	(4,511)	(5,984)	(2,947)
Non-capitalized transaction-related expenses	9,905	10,623	20,528	31,097
Preferred stock management fee to affiliate	3,048	3,048	6,096	5,343
Deferred taxes	6,965	85,230	92,195	(141,640)
Interest income on residential mortgage loans, held-for-sale	7,073	7,570	14,643	20,567
Adjust consumer loans to level yield	—	—	—	(1,510)
Core earnings of equity method investees:
Excess mortgage servicing rights	(1,463)	4,576	3,113	4,090
Core earnings	$146,634	$144,768	$291,402	$338,571

Net income (loss) per diluted share	$0.26	$0.65	$0.88	$(3.88)
Core earnings per diluted share	$0.31	$0.34	$0.65	$0.81

Weighted average number of shares of common stock outstanding, diluted	472,729,245	429,491,379	451,229,665	415,625,468

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

	June 30, 2021	December 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+223.9	+191.0
+25bps	+106.9	+98.0
-25bps	-106.9	-98.0
-50bps	-193.9	-199.0

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

	June 30, 2021	December 31, 2020
Mortgage basis change (bps)	Estimated Change in Fair Value (in millions)
+20bps	+8.6	-10.6
+10bps	+4.3	-5.3
-10bps	-4.3	+5.3
-20bps	-8.6	+10.6

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

Investment Specific Sensitivity Analyses

MSRs

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of June 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2021	$2,938,754
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,132,334	$3,031,028	$2,851,938	$2,772,618
Change in estimated fair value:
Amount	$193,580	$92,274	$(86,816)	$(166,136)
%	6.6%	3.1%	(3.0)%	(5.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,141,518	$3,033,144	$2,854,301	$2,780,785
Change in estimated fair value:
Amount	$202,764	$94,390	$(84,453)	$(157,969)
%	6.9%	3.2%	(2.9)%	(5.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,958,248	$2,947,560	$2,929,948	$2,922,461
Change in estimated fair value:
Amount	$19,494	$8,806	$(8,806)	$(16,293)
%	0.7%	0.3%	(0.3)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,876,865	$2,906,739	$2,970,768	$3,005,253
Change in estimated fair value:
Amount	$(61,889)	$(32,015)	$32,014	$66,499
%	(2.1)%	(1.1)%	1.1%	2.3%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2021	$1,004,789
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,093,005	$1,046,839	$965,997	$930,555
Change in estimated fair value:
Amount	$88,216	$42,050	$(38,792)	$(74,234)
%	8.8%	4.2%	(3.9)%	(7.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,048,957	$1,025,350	$986,866	$971,264
Change in estimated fair value:
Amount	$44,168	$20,561	$(17,923)	$(33,525)
%	4.4%	2.0%	(1.8)%	(3.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,049,220	$1,020,367	$964,112	$936,491
Change in estimated fair value:
Amount	$44,431	$15,578	$(40,677)	$(68,298)
%	4.4%	1.6%	(4.0)%	(6.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$993,353	$998,873	$1,010,705	$1,017,077
Change in estimated fair value:
Amount	$(11,436)	$(5,916)	$5,916	$12,288
%	(1.1)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of June 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2021	$846,886
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$906,884	$875,485	$820,149	$795,721
Change in estimated fair value:
Amount	$59,998	$28,599	$(26,737)	$(51,165)
%	7.1%	3.4%	(3.2)%	(6.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$931,668	$886,354	$811,442	$780,589
Change in estimated fair value:
Amount	$84,782	$39,468	$(35,444)	$(66,297)
%	10.0%	4.7%	(4.2)%	(7.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$865,444	$855,269	$838,503	$831,376
Change in estimated fair value:
Amount	$18,558	$8,383	$(8,383)	$(15,510)
%	2.2%	1.0%	(1.0)%	(1.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$819,452	$832,694	$861,078	$876,364
Change in estimated fair value:
Amount	$(27,434)	$(14,192)	$14,192	$29,478
%	(3.2)%	(1.7)%	1.7%	3.5%

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

Risks Related to Our Business

The COVID-19 pandemic has impacted, and could further adversely impact or disrupt, our business, financial condition and results of operations. The global spread of the COVID-19 outbreak has disrupted, and could further severely disrupt, the U.S. and global economy and financial markets. Continued disruptions due to the COVID-19 pandemic could create widespread mortgage loan performance and business continuity and viability issues.

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

•Significant and widespread decreases in the fair values of our assets could cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities, could cause these facilities to become unavailable for future financing, and could trigger cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties would negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

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

•A rise in unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or defaults would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, we expect to see an increase in our servicer advance obligations for which we will need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•A decrease in the value of our qualifying REIT assets and other market developments resulting from COVID-19 may adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance up to an additional twelve months. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures. Additionally, the CARES Act, and later the Centers for Disease Control and Prevention (“CDC”), imposed a nationwide temporary federal moratorium on residential evictions for nonpayment of rent. Unprecedented numbers of forbearances were requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act, the CDC and other governmental authorities can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business.

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

We have entered into an agreement for Ocwen to transfer its remaining interests in $110.0 billion of UPB of Non-Agency MSRs (the “Ocwen Subject MSRs”) to our subsidiaries, New Residential Mortgage, LLC (“NRM”) and Newrez LLC (“Newrez”). We currently hold certain interests in the Ocwen Subject MSRs (including all servicer advances) pursuant to existing agreements with Ocwen. The transfer of Ocwen’s interests in the Ocwen Subject MSRs is subject to numerous consents of third parties and certain actions by rating agencies. While certain of the Ocwen Subject MSRs have previously transferred to our subsidiaries, there is no assurance that we will be able to obtain such consents in order to transfer Ocwen’s interests in the Ocwen Subject MSRs to our subsidiaries. We have spent considerable time and resources, and incurred substantial costs, in connection with the negotiation of such transaction and we will incur such costs even if the Ocwen Subject MSRs cannot be transferred to our subsidiaries. As of June 30, 2021, MSRs representing approximately $66.7 billion UPB of underlying loans have been transferred pursuant to the Ocwen Transaction. Economics related to the remaining MSRs subject to the Ocwen Transaction were transferred pursuant to the New Ocwen Agreements (Note 5 to our Consolidated Financial Statements).

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our interests in MSRs, servicer advances, and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and changes in interest rates.

As of June 30, 2021, 24.7% and 20.2% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.6% and 7.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2021, 27.7% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 72.3% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Accounting for derivatives under GAAP is complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect us. In addition, under applicable accounting standards, we may be required to treat some of our investments as derivatives, which could adversely affect our results of operations.

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

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets, including, but not limited to, our agreement to acquire Caliber Home Loans Inc. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets, within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions, we may also have difficulty completing more acquisitions in the future.

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

Certain aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or new reforms under the current Administration that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material effect on our financial condition and results of operations.

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

In addition, there is significant uncertainty regarding the legislative and regulatory outlook for the Dodd-Frank Act and related statutes governing financial services, which may include Dodd-Frank Act amendments, mortgage finance and housing policy in the U.S., and the future structure and responsibilities of regulatory agencies such as the CFPB and the FHFA. For example, in March 2018, the U.S. Senate approved banking reform legislation intended to ease some of the restrictions imposed by the Dodd-Frank Act. Due to this uncertainty, it is not possible for us to predict how future legislative or regulatory proposals by Congress and the current Administration will affect us or the market and industry in which we operate, and there can be no assurance that the resulting changes will not have an adverse impact on our business, results of operations, or financial condition. It is possible that such regulatory changes could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our shares. The U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. For example, the current Administration has indicated that it intends to modify key aspects of the Internal Revenue Code, including by increasing corporate and individual tax rates. We cannot predict the impact, if any, of these proposed changes to our business or an investment in our stock.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, such as our investment in consumer loans, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may issue an adverse opinion as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

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

The previous Administration made reforming Fannie Mae and Freddie Mac, including their relationship with the federal government, a priority. In September 2019, the U.S. Department of the Treasury released a proposal for reform, and, in October

2019, FHFA released a strategic plan regarding the conservatorships, which included a scorecard under which preparing for exiting conservatorship is a key objective. Among other things, the Treasury recommendations include recapitalizing the GSEs, increasing private-sector competition with the GSEs, replacing GSE statutory affordable housing goals, changing mortgage underwriting requirements for GSE guarantees, revising the Consumer Financial Protection Bureau’s (“CFPB”), qualified mortgage regulations, and continuing to support the market for 30-year fixed-rate mortgages. Some of Treasury’s recommendations would require administrative action whereas others would require legislative action. It is uncertain whether these recommendations or other reforms will be enacted under the current Administration. If these recommendations are enacted, the future roles of Fannie Mae and Freddie Mac could be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

August 5, 2021

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 5, 2021