Form 10-Q
period 2021-09-30
New Residential Investment Corp.
filed 2021-11-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________

Commission File Number: 001-35777

New Residential Investment Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1345 Avenue of the Americas	New York	NY	10105
(Address of principal executive offices)			(Zip Code)

(212)	798-3150
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NRZ	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NRZ PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	NRZ PR D	New York Stock Exchange
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
Common stock, $0.01 par value per share: 466,579,920 shares outstanding as of October 29, 2021.

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
•our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the COVID-19 pandemic;

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
•the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of such regulations;

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

•changing market conditions could potentially lead to increased margin calls, lenders not extending our secured financing agreements or other financings in accordance with their current terms or not entering into new financings with us;
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
•our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

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
•the risk that actions by Fannie Mae or the Freddie Mac or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margins;
•adverse market, regulatory or interest rate environments or our issuance of debt or equity, any of which may negatively affect the market price of our common stock;
•our ability to pay distributions on our common stock; and
•risks associated with the acquisition of Caliber Home Loans Inc., potential adverse impacts on our business and operations from uncertainties associated with the acquisition and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Excess mortgage servicing rights assets, at fair value	$359,288	$410,855
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	6,565,267	4,585,841
Servicer advance investments, at fair value(A)	472,004	538,056
Real estate and other securities	9,973,795	14,244,558
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,142,807	1,359,754
Residential mortgage loans, held-for-sale ($13,972,557 and $4,705,816 at fair value, respectively)	14,117,300	5,215,703
Residential mortgage loans subject to repurchase(B)	1,826,620	1,452,005
Cash and cash equivalents(A)	1,366,678	944,854
Restricted cash(A)	194,745	135,619
Servicer advances receivable	2,782,622	3,002,267
Receivable for investments sold	—	4,180
Other assets(A)	2,802,989	1,358,422
	$41,604,115	$33,252,114
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$22,759,985	$17,547,680
Secured notes and bonds payable ($798,198 and $1,662,852 at fair value, respectively)(A)	8,248,092	7,644,195
Residential mortgage loan repurchase liability(B)	1,826,620	1,452,005
Unsecured senior notes, net of issuance costs	542,849	541,516
Payable for investments purchased	—	154
Due to affiliates	8,895	9,450
Dividends payable	124,999	90,128
Accrued expenses and other liabilities(A)	1,465,562	537,302
	34,977,002	27,822,430
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,210,000 and 33,610,000 issued and outstanding, $1,305,250 and $840,250 aggregate liquidation preference, respectively	1,262,498	812,992
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,579,920 and 414,744,518 issued and outstanding, respectively	4,667	4,148
Additional paid-in capital	6,057,739	5,547,108
Retained earnings (accumulated deficit)	(856,803)	(1,108,929)
Accumulated other comprehensive income	87,989	65,697
Total New Residential stockholders’ equity	6,556,090	5,321,016
Noncontrolling interests in equity of consolidated subsidiaries(A)	71,023	108,668
Total equity	6,627,113	5,429,684
	$41,604,115	$33,252,114
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (New Residential). As of September 30, 2021, and December 31, 2020, total assets of consolidated VIEs were $3.1 billion and $2.7 billion, respectively, and total liabilities of consolidated VIEs were $2.4 billion and $2.1 billion, respectively. See Note 13 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$398,645	$450,859	$1,168,431	$1,390,042
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(287,318), $(509,624), $(924,766) and $(1,135,515), respectively)	(195,623)	(415,339)	(421,332)	(1,731,378)
Servicing revenue, net	203,022	35,520	747,099	(341,336)
Interest income	190,633	169,780	593,342	622,224
Gain on originated mortgage loans, held-for-sale, net	566,761	488,253	1,257,094	966,813
	960,416	693,553	2,597,535	1,247,701
Expenses
Interest expense	129,928	130,528	355,372	463,786
General and administrative expenses	245,071	178,245	647,244	546,939
Compensation and benefits	324,545	167,137	717,919	412,402
Management fee to affiliate	24,315	22,482	70,154	66,682
	723,859	498,392	1,790,689	1,489,809
Other Income (Loss)
Change in fair value of investments	11,112	111,082	1,224	(123,314)
Gain (loss) on settlement of investments, net	(98,317)	(94,457)	(188,919)	(968,995)
Other income (loss), net	59,266	3,681	79,696	(39,766)
	(27,939)	20,306	(107,999)	(1,132,075)
Impairment
Provision (reversal) for credit losses on securities	(2,370)	(3,849)	(5,020)	15,166
Valuation and credit loss provision (reversal) on loans and real estate owned	8,748	14,584	(42,617)	118,504
	6,378	10,735	(47,637)	133,670
Income (Loss) Before Income Taxes	202,240	204,732	746,484	(1,507,853)
Income tax expense (benefit)	31,559	100,812	128,741	(48,647)
Net Income (Loss)	$170,681	$103,920	$617,743	$(1,459,206)
Noncontrolling interests in income of consolidated subsidiaries	9,001	11,640	28,448	34,118
Dividends on preferred stock	15,533	14,359	44,249	39,938
Net Income (Loss) Attributable to Common Stockholders	$146,147	$77,921	$545,046	$(1,533,262)

Net Income (Loss) Per Share of Common Stock
Basic	$0.31	$0.19	$1.22	$(3.69)
Diluted	$0.30	$0.19	$1.18	$(3.69)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	466,579,920	415,744,518	446,085,657	415,665,441
Diluted	482,282,695	420,968,626	461,694,481	415,665,441

Dividends Declared per Share of Common Stock	$0.25	$0.15	$0.65	$0.30

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$170,681	$103,920	$617,743	$(1,459,206)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	6,541	17,535	27,680	108,308
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	(63)	3,809	(5,388)	(738,385)
Comprehensive income (loss)	177,159	125,264	640,035	(2,089,283)
Comprehensive income (loss) attributable to noncontrolling interests	9,001	11,640	28,448	34,118
Dividends on preferred stock	15,533	14,359	44,249	39,938
Comprehensive income (loss) attributable to common stockholders	$152,625	$99,265	$567,338	$(2,163,339)

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,645)	—	(116,645)	—	(116,645)
Dividends declared on preferred stock	—	—	—	—	—	(15,533)	—	(15,533)	—	(15,533)
Capital distributions	—	—	—	—	—	—	—	—	(11,002)	(11,002)
Issuance of preferred stock	18,600,000	449,506	—	—	—	—	—	449,506	—	449,506
Purchase of noncontrolling interests	—	—	—	—	(1,447)	—	—	(1,447)	(21,076)	(22,523)
Comprehensive income (loss)
Net income	—	—	—	—	—	161,680	—	161,680	9,001	170,681
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	6,541	6,541	—	6,541
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(63)	(63)	—	(63)
Total comprehensive income (loss)								168,158	9,001	177,159
Balance at September 30, 2021	52,210,000	$1,262,498	466,579,920	$4,667	$6,057,739	$(856,803)	$87,989	$6,556,090	$71,023	$6,627,113

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,110,148)	$30,730	$5,292,291	$96,681	$5,388,972
Dividends declared on common stock, $0.15 per share	—	—	—	—	—	(62,362)	—	(62,362)	—	(62,362)
Dividends declared on preferred stock	—	—	—	—	—	(14,359)	—	(14,359)	—	(14,359)
Capital contributions	—	—	—	—	—	—	—	—	25	25
Capital distributions	—	—	—	—	—	—	—	—	(8,909)	(8,909)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	92,280	—	92,280	11,640	103,920
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	17,535	17,535	—	17,535
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	3,809	3,809	—	3,809
Total comprehensive income (loss)								113,624	11,640	125,264
Balance at September 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,094,589)	$52,074	$5,329,194	$99,437	$5,428,631

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.65 per share	—	—	—	—	—	(292,920)	—	(292,920)	—	(292,920)
Dividends declared on preferred stock	—	—	—	—	—	(44,249)	—	(44,249)	—	(44,249)
Capital distributions	—	—	—	—	—	—	—	—	(45,017)	(45,017)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Issuance of preferred stock	18,600,000	449,506	—	—	—	—	—	449,506	—	449,506
Purchase of noncontrolling interests					(1,447)			(1,447)	(21,076)	(22,523)
Director share grants	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	589,295	—	589,295	28,448	617,743
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	27,680	27,680	—	27,680
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(5,388)	(5,388)	—	(5,388)
Total comprehensive income (loss)	—	—	—	—	—	—	—	611,587	28,448	640,035
Balance at September 30, 2021	52,210,000	$1,262,498	466,579,920	$4,667	$6,057,739	$(856,803)	$87,989	$6,556,090	$71,023	$6,627,113

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.30 per share	—	—	—	—	—	(124,718)	—	(124,718)	—	(124,718)
Dividends declared on preferred stock	—	—	—	—	—	(39,938)	—	(39,938)	—	(39,938)
Capital contributions	—	—	—	—	—	—	—	—	1,818	1,818
Capital distributions	—	—	—	—	—	—	—	—	(31,844)	(31,844)
Issuance of common stock	—	—	97,394	1	1,661	—	—	1,662	—	1,662
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,493,324)		(1,493,324)	34,118	(1,459,206)
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	108,308	108,308	—	108,308
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(738,385)	(738,385)	—	(738,385)
Total comprehensive income (loss)								(2,123,401)	34,118	(2,089,283)
Balance at September 30, 2020	33,610,000	$812,992	415,744,518	$4,158	$5,554,559	$(1,094,589)	$52,074	$5,329,194	$99,437	$5,428,631

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$617,743	$(1,459,206)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSRs	12,245	14,675
Change in fair value of servicer advance investments	6,535	(431)
Change in fair value of residential mortgage loans, at fair value	(154,984)	108,306
Change in fair value of secured notes and bonds payable	(5,245)	(535)
Change in fair value of real estate and other securities	336,009	531
Change in fair value of consumer loans	13,338	4,446
Bargain purchase gain	(3,497)	—
(Gain) loss on settlement of investments, net	189,002	904,200
(Gain) loss on originated mortgage loans, held-for-sale, net	(1,257,094)	(966,813)
(Gain) loss on extinguishment of debt	(83)	64,795
Change in fair value of derivative instruments	(214,367)	(4,213)
Change in fair value of contingent consideration	886	5,949
Change in fair value of equity investments	(5,929)	52,413
(Gain) loss on transfer of loans to REO	(3,412)	(5,010)
(Gain) loss on transfer of loans to other assets	14	773
(Gain) loss on Ocwen common stock	(1,050)	(221)
Accretion and other amortization (Note 2)	(36,559)	(127,456)
Depreciation on single family rental properties	3,174	473
Provision (reversal) for credit losses on securities	(5,020)	15,166
Valuation and credit loss provision (reversal) on loans and real estate owned	(42,617)	118,504
Non-cash portions of servicing revenue, net	421,332	1,731,378
Non-cash directors’ compensation	1,110	1,211
Deferred tax provision	119,679	(42,439)
Changes in:
Servicer advances receivable, net	303,841	470,221
Other assets	(112,966)	159,684
Due to affiliates	(555)	(94,337)
Accrued expenses and other liabilities	(227,151)	(204,710)
Other operating cash flows:
Interest and distributions received from Excess MSRs	16,810	27,415
Interest received from servicer advance investments	8,990	14,183
Interest received from Non-Agency RMBS	78,903	137,000
Interest received from residential mortgage loans, held-for-investment	3,196	3,907
Purchases of residential mortgage loans, held-for-sale	(5,797,205)	(2,390,498)
Origination of residential mortgage loans, held-for-sale	(84,611,600)	(36,801,062)
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	89,272,284	39,908,942
Principal repayments from purchased residential mortgage loans, held-for-sale	387,748	226,436
Net cash provided by (used in) operating activities	(686,495)	1,885,868
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Investing Activities
Purchase of servicer advance investments	(976,629)	(991,289)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(15,617)	(530,657)
Purchase of Agency RMBS	(6,098,841)	(18,584,357)
Purchase of Non-Agency RMBS	—	(56,515)
Purchase of real estate owned and other assets	(368,092)	(5,347)
Purchase of equity method investments	(13,397)	—
Draws on revolving consumer loans	(21,680)	(25,008)
Origination of commercial loans	(250,000)	—
Payments for settlement of derivatives	(153,770)	(160,465)
Return of investments in Excess MSRs	38,472	40,101
Acquisition of Caliber, net of cash acquired	(811,207)	—
Principal repayments from servicer advance investments	1,034,242	1,036,634
Principal repayments from Agency RMBS	1,688,338	838,200
Principal repayments from Non-Agency RMBS	121,857	358,322
Principal repayments from residential mortgage loans	86,878	100,433
Principal repayments from commercial loans	23,442	—
Principal repayments from consumer loans	160,615	176,125
Proceeds from MSRs and MSR financing receivables	1,086	64,623
Proceeds from sale of MSRs and MSR financing receivables	59,163	14,160
Proceeds from sale of Excess MSRs	2,363	144
Proceeds from sale of Agency RMBS	8,074,294	23,249,507
Proceeds from sale of Non-Agency RMBS	164,630	5,292,717
Proceeds from settlement of derivatives	13,258	65,650
Proceeds from sale of real estate owned	47,638	84,733
Net cash provided by (used in) investing activities	2,807,043	10,967,711
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Financing Activities
Repayments of secured financing agreements	(58,118,431)	(113,038,497)
Repayments of warehouse credit facilities	(88,254,304)	(40,782,950)
Margin deposits under secured financing agreements and derivatives	(4,245,890)	(3,519,989)
Proceeds for issuance of term loan	—	592,400
Repayments of secured notes and bonds payable	(5,920,361)	(7,040,542)
Deferred financing fees	(4,385)	(31,863)
Common stock dividends paid	(259,224)	(270,117)
Preferred stock dividends paid	(43,073)	(36,730)
Borrowings under secured financing agreements	54,297,394	101,149,869
Borrowings under warehouse credit facilities	90,195,545	39,427,045
Return of margin deposits under secured financing agreements and derivatives	4,424,635	3,717,645
Borrowings under secured notes and bonds payable	5,402,819	7,057,202
Issuance of preferred stock	449,506	389,548
Issuance of common stock	512,012	1,734
Costs related to issuance of common and preferred stock	(525)	(72)
Noncontrolling interests in equity of consolidated subsidiaries - contributions	—	1,818
Noncontrolling interests in equity of consolidated subsidiaries - distributions	(45,017)	(31,844)
Payment of contingent consideration	(7,776)	(51,994)
Purchase of noncontrolling interests	(22,523)	—
Net cash provided by (used in) financing activities	(1,639,598)	(12,522,937)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	480,950	330,642

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,080,473	690,934

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,561,423	$1,021,576

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$365,241	$450,792
Cash paid during the period for income taxes	20,732	105
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	$116,645	$62,362
Preferred dividends declared but not paid	19,601	14,359
Warrants issued with term loan	—	53,462
Purchase of investments, settled after quarter-end	—	210
Sale of investments, settled after quarter-end	—	946,321
Transfer from residential mortgage loans to real estate owned and other assets	34,697	56,297
MSR purchase price holdback	—	(45,014)
Real estate securities retained from loan securitizations	145,920	518,515
Residential mortgage loans subject to repurchase	1,826,620	1,458,325
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. New Residential is an independent publicly traded REIT primarily focused on investing in residential mortgage related assets and is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.” New Residential’s investment portfolio is composed of mortgage servicing related assets (full and excess MSRs and servicer advances), residential securities (and associated called rights), properties (including single family rental) and loans, and consumer loans. New Residential’s investments in operating entities include leading origination and servicing platforms through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber”), as well as investments in affiliated businesses that provide mortgage related services.

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

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”), Newrez and Caliber is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. Each of NRM, Newrez and Caliber are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, in the case of Newrez and Caliber, Government National Mortgage Association (“Ginnie Mae”). Newrez and Caliber are also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

Newrez and Caliber currently originate, sell and securitize conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S. Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez and Caliber. NRM, Newrez and Caliber are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae.

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

As of September 30, 2021, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans and (vi) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of September 30, 2021. In addition, Fortress, through its affiliates, held options and warrants relating to approximately 18.7 million and 22.0 million shares, respectively, of New Residential’s common stock as of September 30, 2021.

Acquisition of Caliber Home Loans Inc.

On April 14, 2021, New Residential entered into a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC (“LSF”), a Delaware limited liability company and an affiliate of Lone Star Funds, and Caliber, a leading mortgage originator and servicer and then-wholly owned subsidiary of LSF. The SPA provided that, upon the terms and subject to the conditions set forth therein, the Company or one of its subsidiaries will purchase all of the issued and outstanding equity interests of Caliber

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

from LSF. On August 23, 2021, New Residential completed its acquisition of all of the outstanding equity interests of Caliber from LSF for a purchase price of $1.318 billion in cash.

The results of Caliber’s operations have been included in the Company’s Consolidated Statements of Income for both the three and nine months ended September 30, 2021 from the date of the acquisition and represent $246.4 million of revenue and $29.1 million of net income.

The Caliber acquisition has been accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”) using the acquisition method of accounting, whereby the total purchase price has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Based on the New Residential’s preliminary analysis, the Company recognized a bargain purchase gain of approximately $3.5 million in the Caliber acquisition and the amount is grouped and presented as part of Other Income in the Consolidated Statements of Income. The bargain purchase gain was primarily driven by differences in Caliber’s projected net income versus actuals between the period of Caliber acquisition announcement and its closing.

Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Caliber is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Pursuant to ASC 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, New Residential will recognize any provisional amount adjustments during the reporting period in which the adjustments are determined as part of the bargain purchase gain.

The preliminary estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete are related to intangible assets, other assets, deferred income taxes, and other liabilities. The final acquisition accounting adjustments, including those resulting from conforming Caliber’s accounting policies to those of New Residential could differ materially.

Acquisition-related costs are expensed in the period incurred. New Residential recognized $5.5 million and $9.6 million of acquisition-related costs that were expensed for the three and nine months ended September 30, 2021, respectively. These costs are grouped and presented within General and Administrative Expenses in the Consolidated Statements of Income.

The table below summarizes New Residential’s allocation of the total consideration paid to acquire the assets and assume the liabilities of Caliber (in millions):

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Assets Acquired
Mortgage servicing rights, at fair value	$1,507.5
Residential mortgage loans, held-for-sale	7,685.7
Residential mortgage loans subject to repurchase	666.8
Cash and cash equivalents	472.7
Restricted cash	30.6
Servicer advances receivable	113.4
Other assets	640.6
Total Assets Acquired	$11,117.3

Liabilities Assumed
Secured financing agreements	$7,090.6
Secured notes and bonds payable	1,121.8
Residential mortgage loan repurchase liability	666.8
Accrued expenses and other liabilities	916.1
Total Liabilities Assumed	$9,795.3

Net Assets	$1,322.0

Total Consideration	$1,318.5

Goodwill (Bargain Purchase Gain)	$(3.5)

Intangible assets consist of purchased technology and trade names/trademarks. New Residential amortizes intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 4.8 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Purchased technology	5	$38,545
Trade names/trademarks	1	2,483
Total identifiable intangible assets		$41,028

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2021 and 2020 prepared as if the Caliber acquisition had been consummated on January 1, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro Forma	2021	2020	2021	2020
Revenues	$1,285,690	$1,463,384	$4,257,458	$3,333,123
Income Before Income Taxes	148,380	487,755	1,043,357	(874,436)

The unaudited supplemental pro forma financial information reflects, among others, financing adjustments, amortization of intangibles, and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Caliber acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Caliber acquisition occurred on January 1, 2020, the beginning of the earliest period presented.

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

Reclassifications

As of and for the three and nine months ended September 30, 2021, New Residential changed its presentation of certain balance sheet and income statement line items to better reflect how New Residential is managed. Specifically, MSR Financing Receivables is presented together with Mortgage Servicing Rights, at Fair Value on the Consolidated Balance Sheets. In addition, components of interest income from MSR financing receivables—(i) servicing fee revenue, (ii) ancillary and other fees and (iii) subservicing expense—as well as change in fair value of MSR financing receivables are included in Servicing Revenue, Net or General and Administrative Expenses in the Consolidated Income Statements. Prior period amounts in New Residential’s Consolidated Financial Statements and respective notes have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

In addition to above, certain other prior period amounts in New Residential’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Use of Estimates

The Company believes the estimates and assumptions underlying its Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

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

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Topic 815). The standard simplifies the accounting for convertible instruments by reducing the number of accounting models. A convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The standard also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-16 is effective for New Residential beginning in the first quarter of 2022 with early adoption permitted beginning in 2021. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

2.    OTHER ASSETS AND LIABILITIES, GENERAL AND ADMINISTRATIVE, AND OTHER ITEMS

Other Assets and Other Liabilities

Other assets and liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
Margin receivable, net(A)	$388,528	$271,753	Margin payable	$90,751	$—
Servicing fee receivables	146,509	137,426	MSR purchase price holdback	18,555	25,121
Due from servicers	31,201	67,854	Interest payable	45,983	44,623
Principal and interest receivable	30,782	41,590	Accounts payable	322,825	87,406
Equity investments(B)	70,754	55,504	Derivative liabilities	54,766	119,762
Other receivables	138,209	109,111	Due to servicers	42,201	59,671
REO	26,569	45,299	Due to agencies	13,262	26,748
Single-family rental properties	403,651	41,271	Contingent consideration	9,299	14,247
Goodwill(C)	29,468	29,468	Accrued compensation and benefits	175,273	67,025
Notes receivable, at fair value(D)	51,663	52,389	Excess spread financing, at fair value	—	18,420
Warrants, at fair value	26,302	23,218	Operating lease liabilities (Note 15)	140,438	31,270
Recovery asset	11,217	13,006	Reserve for sales recourse	36,782	9,799
Property and equipment	59,611	26,999	Reserve for servicing losses	22,425	9,288
Receivable from government agency(E)	7,437	14,369	Deferred tax liability	407,577	7,859
Intangible assets	73,723	34,125	Other liabilities	85,425	16,063
Prepaid expenses	81,955	30,949		$1,465,562	$537,302
Operating lease right-of-use assets (Note 15)	115,598	26,913
Derivative assets	266,904	290,144
Ocwen common stock, at fair value	4,834	11,187
Loans receivable, at fair value(F)	233,339	—
Credit facilities receivable(G)	101,505	—
Loans in process and settlements in process(H)	396,907	—
Other assets	106,323	35,847
	$2,802,989	$1,358,422
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
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”) and Guardian Asset Management LLC (“Guardian”).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(D)Represents a subordinated debt facility to Covius and a private note with Matic Insurance Services, Inc. (“Matic”). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
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
(G)Represents cash deposits and collections associated with certain collateral assets which are held by the lender trust until settled each month.
(H)Loans in process represent timing differences in the disbursing of funds and the closing of the loan. Settlements in process represent timing differences in the receipt of funds and settlement of the loan sale.

Real Estate Owned (REO) and Single-Family Rental Properties (SFR)

The following table presents activity related to the carrying value of investments in REO and SFR:

	REO	SFR
Balance at December 31, 2020	$45,299	$41,271
Purchases	2,269	365,823
Transfer of loans to REO	27,020	—
Sales(A)	(45,933)	(269)
Depreciation	—	(3,174)
Valuation (provision) reversal	(2,086)	—
Balance at September 30, 2021	$26,569	$403,651
(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2021 and December 31, 2020, New Residential’s SFR portfolio consisted of approximately 1,882 and 257 units, respectively. During the three and nine months ended September 30, 2021, New Residential acquired approximately 727 and 1,625 SFR units, respectively.

As of September 30, 2021, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $72.9 million.

Notes and Loans Receivable
The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2020	$52,389	$—	$52,389
Fundings	1,688	250,000	251,688
Accrued interest paid-in-kind	4,017	2,036	6,053
Proceeds from repayments	(3,188)	(18,697)	(21,885)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	(3,243)	—	(3,243)
Balance at September 30, 2021	$51,663	$233,339	$285,002

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	September 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$287,431	$285,002	$(2,429)	$51,575	$52,389	$814
90+	—	—	—	—	—	—
	$287,431	$285,002	$(2,429)	$51,575	$52,389	$814

Accretion and Other Amortization

As reflected on the Consolidated Statements of Cash Flows, Accretion and Other Amortization consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accretion of net discount on securities and loans	$3,317	$18,321	$25,414	$81,112
Accretion of servicer advances receivable discount and servicer advance investments	398	25,503	7,194	38,967
Accretion of excess mortgage servicing rights income	4,195	12,595	16,188	25,177
Amortization of deferred financing costs	(2,513)	(6,360)	(10,890)	(12,352)
Amortization of discount on secured notes and bonds payable	(14)	(379)	(14)	(379)
Amortization of discount on corporate debt	(441)	(3,214)	(1,333)	(5,069)
Total accretion and other amortization	$4,942	$46,466	$36,559	$127,456

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Legal and professional	$29,419	$22,209	$66,225	$63,798
Loan origination	52,481	23,596	137,642	59,462
Occupancy	18,612	9,356	39,183	26,195
Subservicing	74,156	91,031	234,599	277,367
Loan servicing	3,976	8,311	13,282	23,313
Property and maintenance	19,331	10,503	47,216	26,855
Other miscellaneous general and administrative	47,096	13,239	109,097	69,949
Total general and administrative expenses	$245,071	$178,245	$647,244	$546,939

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Excess MSRs	$(4,837)	$(664)	$(13,666)	$(11,773)
Excess MSRs, equity method investees	(1,176)	(393)	1,421	(2,902)
Servicer advance investments	(1,662)	3,143	(6,535)	431
Real estate and other securities	5,538	27,663	(336,009)	(531)
Residential mortgage loans	(26,432)	56,940	154,984	(108,306)
Consumer loans held-for-investment	(5,708)	1,304	(13,338)	(4,446)
Derivative instruments	45,389	23,089	214,367	4,213
Total change in fair value of investments	$11,112	$111,082	$1,224	$(123,314)

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on sale of real estate securities	$(63,809)	$7,658	$(89,500)	$(753,551)
Sale of acquired residential mortgage loans	66,807	3,751	116,404	(8,343)
Settlement of derivatives	(73,978)	(23,192)	(152,913)	(133,099)
Liquidated residential mortgage loans	(6,497)	165	(5,868)	2,546
Sale of REO	371	1,016	(3,814)	2,632
Extinguishment of debt	—	(66,256)	83	(64,795)
Other	(21,211)	(17,599)	(53,311)	(14,385)
Total gain (loss) on settlement of investments, net	$(98,317)	$(94,457)	$(188,919)	$(968,995)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) on secured notes and bonds payable	$4,029	$(5,611)	$5,245	$535
Unrealized gain (loss) on contingent consideration	(478)	(2,079)	(886)	(5,949)
Unrealized gain (loss) on equity investments	10,546	(4,716)	5,929	(52,413)
Gain (loss) on transfer of loans to REO	(699)	703	3,412	5,010
Gain (loss) on transfer of loans to other assets	(37)	(512)	(14)	(773)
Gain (loss) on Ocwen common stock	(489)	4,342	1,050	221
Provision for servicing losses	(3,347)	(3,734)	(26,148)	(19,764)
Bargain purchase gain	3,497	—	3,497	—
Rental and ancillary revenue	19,072	6,790	39,094	17,851
Property and maintenance revenue	28,755	16,837	73,765	45,495
Other income (loss)	(1,583)	(8,339)	(25,248)	(29,979)
Total other income (loss), net	$59,266	$3,681	$79,696	$(39,766)

3.    SEGMENT REPORTING

At September 30, 2021, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans and (vi) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note 11) and related interest expense.

During the three months ended September 30, 2021, due to the Caliber acquisition, New Residential reevaluated the composition of its reportable segments based on the significance of certain business activities to its operations and performance evaluation, which drive resource allocation. Based on this reevaluation, MSR assets serviced by Newrez (previously reflected within the MSR Related Segment) and Caliber, representing $385.2 billion UPB as of September 30, 2021, are reflected within Servicing. MSRs owned by third-parties but serviced by the Company’s subsidiaries, representing $75.8 billion as of September 30, 2021, are also reflected within Servicing. MSR assets sub-serviced by third-parties (PHH Mortgage Corporation (“PHH”), LoanCare, LLC (“LoanCare”), Flagstar Bank (“Flagstar”) and Mr. Cooper), representing $164.7 billion UPB as of September 30, 2021, continue to be reflected as part of the MSR Related Investments. Segment information for prior periods have been restated to reflect this change.

The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing					Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(6,451)	$257,520	$147,576	$—	$398,645	$—	$—	$—	$—	$398,645
Change in fair value of MSRs and MSR financing receivables	—	(118,941)	(76,682)	—	(195,623)	—	—	—	—	(195,623)
Servicing revenue, net	(6,451)	138,579	70,894	—	203,022	—	—	—	—	203,022
Interest income	54,851	(2,729)	11,385	—	63,507	52,489	37,490	22,708	14,439	190,633
Gain on originated mortgage loans, held-for-sale, net	510,740	28,292	(44,235)	47,672	542,469	15,276	9,016	—	—	566,761
Total revenues	559,140	164,142	38,044	47,672	808,998	67,765	46,506	22,708	14,439	960,416
Interest expense	37,775	43,199	7,499	—	88,473	9,365	19,680	2,656	9,754	129,928
G&A and other	344,198	102,602	87,927	—	534,727	1,753	23,901	2,553	30,997	593,931
Total operating expenses	381,973	145,801	95,426	—	623,200	11,118	43,581	5,209	40,751	723,859
Change in fair value of investments	—	—	(7,675)	—	(7,675)	50,927	(26,432)	(5,708)	—	11,112
Gain (loss) on settlement of investments, net	—	(989)	(1,295)	—	(2,284)	(130,066)	34,033	—	—	(98,317)
Other income (loss), net	368	(11)	41,848	—	42,205	—	17,641	415	(995)	59,266
Total other income (loss)	368	(1,000)	32,878	—	32,246	(79,139)	25,242	(5,293)	(995)	(27,939)
Impairment	—	—	—	—	—	(2,370)	8,748	—	—	6,378
Income (loss) before income taxes	177,535	17,341	(24,504)	47,672	218,044	(20,122)	19,419	12,206	(27,307)	202,240
Income tax expense (benefit)	32,322	(3,125)	(8,372)	—	20,825	—	10,735	(1)	—	31,559
Net income (loss)	145,213	20,466	(16,132)	47,672	197,219	(20,122)	8,684	12,207	(27,307)	170,681
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,032	—	(280)	—	2,752	—	—	6,249	—	9,001
Dividends on preferred stock	—	—	—	—	—	—	—	—	15,533	15,533
Net income (loss) attributable to common stockholders	$142,181	$20,466	$(15,852)	$47,672	$194,467	$(20,122)	$8,684	$5,958	$(42,840)	$146,147

	Origination and Servicing					Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine months ended September 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(19,638)	$696,143	$491,926	$—	$1,168,431	$—	$—	$—	$—	$1,168,431
Change in fair value of MSRs and MSR financing receivables	—	(178,630)	(242,702)	—	(421,332)	—	—	—	—	(421,332)
Servicing revenue, net	(19,638)	517,513	249,224	—	747,099	—	—	—	—	747,099
Interest income	108,965	13,460	35,969	—	158,394	240,299	107,106	73,104	14,439	593,342
Gain on originated mortgage loans, held-for-sale, net	1,163,702	53,103	(109,127)	85,390	1,193,068	25,036	38,990	—	—	1,257,094
Total revenues	1,253,029	584,076	176,066	85,390	2,098,561	265,335	146,096	73,104	14,439	2,597,535
Interest expense	74,798	130,191	17,013	—	222,002	38,715	58,419	8,547	27,689	355,372
G&A and other	734,675	280,165	258,498	—	1,273,338	3,943	62,555	8,501	86,980	1,435,317
Total operating expenses	809,473	410,356	275,511	—	1,495,340	42,658	120,974	17,048	114,669	1,790,689
Change in fair value of investments	—	—	(18,780)	—	(18,780)	(121,642)	154,984	(13,338)	—	1,224
Gain (loss) on settlement of investments, net	—	(31,972)	15,873	—	(16,099)	(234,692)	62,220	—	(348)	(188,919)
Other income (loss), net	565	1,081	56,891	—	58,537	(1,686)	22,221	575	49	79,696
Total other income (loss)	565	(30,891)	53,984	—	23,658	(358,020)	239,425	(12,763)	(299)	(107,999)
Impairment	—	—	—	—	—	(5,020)	(42,617)	—	—	(47,637)
Income (loss) before income taxes	444,121	142,829	(45,461)	85,390	626,879	(130,323)	307,164	43,293	(100,529)	746,484
Income tax expense (benefit)	87,738	14,804	(17,206)	—	85,336	—	43,326	79	—	128,741
Net income (loss)	356,383	128,025	(28,255)	85,390	541,543	(130,323)	263,838	43,214	(100,529)	617,743
Noncontrolling interests in income (loss) of consolidated subsidiaries	9,782	—	(797)	—	8,985	—	—	19,463	—	28,448
Dividends on preferred stock	—	—	—	—	—	—	—	—	44,249	44,249
Net income (loss) attributable to common stockholders	$346,601	$128,025	$(27,458)	$85,390	$532,558	$(130,323)	$263,838	$23,751	$(144,778)	$545,046

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2021
Investments	$11,714,006	$4,848,688	$3,017,963	$19,580,657	$9,973,795	$2,958,434	$547,795	$—	$33,060,681
Cash and cash equivalents	768,301	102,825	321,924	1,193,050	171,532	53	1,778	265	1,366,678
Restricted cash	35,284	87,969	29,525	152,778	15,704	1,457	24,806	—	194,745
Other assets	1,484,399	2,582,560	2,072,971	6,139,930	368,724	131,996	38,987	272,906	6,952,543
Goodwill	11,836	12,540	5,092	29,468	—	—	—	—	29,468
Total assets	$14,013,826	$7,634,582	$5,447,475	$27,095,883	$10,529,755	$3,091,940	$613,366	$273,171	$41,604,115
Debt	$11,390,069	$3,201,575	$3,779,105	$18,370,749	$9,663,568	$2,392,505	$499,669	$624,435	$31,550,926
Other liabilities	583,220	2,389,688	108,326	3,081,234	(6,108)	182,653	746	167,551	3,426,076
Total liabilities	11,973,289	5,591,263	3,887,431	21,451,983	9,657,460	2,575,158	500,415	791,986	34,977,002
Total equity	2,040,537	2,043,319	1,560,044	5,643,900	872,295	516,782	112,951	(518,815)	6,627,113
Noncontrolling interests in equity of consolidated subsidiaries	16,134	—	13,283	29,417	—	—	41,606	—	71,023
Total New Residential stockholders’ equity	$2,024,403	$2,043,319	$1,546,761	$5,614,483	$872,295	$516,782	$71,345	$(518,815)	$6,556,090
Investments in equity method investees	$—	$—	$103,956	$103,956	$—	$—	$—	$—	$103,956

	Origination and Servicing					Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Corporate	Total
Three Months Ended September 30, 2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(3,767)	$232,599	$222,027	$—	$450,859	$—	$—	$—	$—	$450,859
Change in fair value of MSRs and MSR financing receivables	—	(189,958)	(225,381)	—	(415,339)	—	—	—	—	(415,339)
Servicing revenue, net	(3,767)	42,641	(3,354)	—	35,520	—	—	—	—	35,520
Interest income	17,407	2,392	25,489	—	45,288	61,034	33,913	29,545	—	169,780
Gain on originated mortgage loans, held-for-sale, net	445,578	18,979	(1,332)	25,028	488,253	—	—	—	—	488,253
Total revenues	459,218	64,012	20,803	25,028	569,061	61,034	33,913	29,545	—	693,553
Interest expense	10,977	51,012	8,728	—	70,717	15,652	19,326	5,809	19,024	130,528
G&A and other	136,086	109,147	80,273	—	325,506	930	10,361	3,361	27,706	367,864
Total operating expenses	147,063	160,159	89,001	—	396,223	16,582	29,687	9,170	46,730	498,392
Change in fair value of investments	—	—	2,086	—	2,086	50,752	56,940	1,304	—	111,082
Gain (loss) on settlement of investments, net	—	(3,873)	(7,583)	—	(11,456)	(15,534)	(2,230)	(4,183)	(61,054)	(94,457)
Other income (loss), net	123	1,563	8,340	—	10,026	1,723	(10,011)	(2,361)	4,304	3,681
Total other income (loss)	123	(2,310)	2,843	—	656	36,941	44,699	(5,240)	(56,750)	20,306
Impairment	—	—	—	—	—	(3,849)	14,584	—	—	10,735
Income (loss) before income taxes	312,278	(98,457)	(65,355)	25,028	173,494	85,242	34,341	15,135	(103,480)	204,732
Income tax expense (benefit)	71,304	16,446	5,280	—	93,030	—	7,783	(1)	—	100,812
Net income (loss)	240,974	(114,903)	(70,635)	25,028	80,464	85,242	26,558	15,136	(103,480)	103,920
Noncontrolling interests in income (loss) of consolidated subsidiaries	4,840	—	2,612	—	7,452	—	—	4,188	—	11,640
Dividends on preferred stock	—	—	—	—	—	—	—	—	14,359	14,359
Net income (loss) attributable to common stockholders	$236,134	$(114,903)	$(73,247)	$25,028	$73,012	$85,242	$26,558	$10,948	$(117,839)	$77,921

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing					Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Elimination(A)	Total Servicing and Origination	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Corporate	Total
Nine Months Ended September 30, 2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(6,843)	$432,960	$963,925	$—	$1,390,042	$—	$—	$—	$—	$1,390,042
Change in fair value of MSRs and MSR financing receivables	—	(785,024)	(946,354)	—	(1,731,378)	—	—	—	—	(1,731,378)
Servicing revenue, net	(6,843)	(352,064)	17,571	—	(341,336)	—	—	—	—	(341,336)
Interest income	43,105	16,280	45,815	—	105,200	278,702	141,118	97,204	—	622,224
Gain on originated mortgage loans, held-for-sale, net	885,730	43,026	5,293	26,102	960,151	—	6,662	—	—	966,813
Total revenues	921,992	(292,758)	68,679	26,102	724,015	278,702	147,780	97,204	—	1,247,701
Interest expense	30,071	102,319	76,105	—	208,495	141,340	67,570	18,691	27,690	463,786
G&A and other	338,760	240,175	297,946	—	876,881	8,128	46,395	10,947	83,672	1,026,023
Total operating expenses	368,831	342,494	374,051	—	1,085,376	149,468	113,965	29,638	111,362	1,489,809
Change in fair value of investments	—	—	(14,244)	—	(14,244)	3,682	(108,306)	(4,446)	—	(123,314)
Gain (loss) on settlement of investments, net	—	(3,873)	(12,590)	—	(16,463)	(886,650)	(645)	(4,183)	(61,054)	(968,995)
Other income (loss), net	497	(1,716)	11,534	—	10,315	1,707	(1,945)	(7,378)	(42,465)	(39,766)
Total other income (loss)	497	(5,589)	(15,300)	—	(20,392)	(881,261)	(110,896)	(16,007)	(103,519)	(1,132,075)
Impairment	—	—	—	—	—	15,166	118,504	—	—	133,670
Income (loss) before income taxes	553,658	(640,841)	(320,672)	26,102	(381,753)	(767,193)	(195,585)	51,559	(214,881)	(1,507,853)
Income tax expense (benefit)	138,304	(67,019)	(55,561)	—	15,724	—	(64,501)	130	—	(48,647)
Net income (loss)	415,354	(573,822)	(265,111)	26,102	(397,477)	(767,193)	(131,084)	51,429	(214,881)	(1,459,206)
Noncontrolling interests in income (loss) of consolidated subsidiaries	10,542	—	(44)	—	10,498	—	—	23,620	—	34,118
Dividends on preferred stock	—	—	—	—	—	—	—	—	39,938	39,938
Net income (loss) attributable to common stockholders	$404,812	$(573,822)	$(265,067)	$26,102	$(407,975)	$(767,193)	$(131,084)	$27,809	$(254,819)	$(1,533,262)
(A)Elimination of intercompany transactions primarily relate to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Base servicing
MSR assets	$174,220	$172,906	$477,020	$258,311
Residential whole loans	11,281	4,729	13,518	10,938
Third party	24,245	23,858	77,051	83,468
	209,746	201,493	567,589	352,717
Other fees
Ancillary and other fees(A)	47,774	31,106	128,554	80,243

Change in fair value due to:
Realization of cash flows	(207,184)	(253,670)	(610,433)	(539,264)
Change in valuation inputs and assumptions and other	88,243	63,712	431,803	(245,760)
Total servicing fees	$138,579	$42,641	$517,513	$(352,064)

Servicing Data (period end) (in millions)
UPB - MSR assets	$385,166	$199,839	$385,166	$199,839
UPB - Residential whole loans	14,898	10,233	14,898	10,233
UPB - Third party	75,768	77,131	75,768	77,131
(A)Includes incentive, boarding and other fees.

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

The table below summarizes the components of excess mortgage servicing rights assets as presented on the Consolidated Balance Sheets:

	September 30, 2021	December 31, 2020
Direct investments in Excess MSRs	$270,180	$310,938
Excess MSR Joint Ventures	89,108	99,917
Excess mortgage servicing rights assets, at fair value	$359,288	$410,855

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2020	$309,009	$1,929	$310,938
Purchases	—	—	—
Interest income	16,315	(127)	16,188
Other income	303	(325)	(22)
Proceeds from repayments	(42,971)	(267)	(43,238)
Proceeds from sales	(20)	—	(20)
Change in fair value	(14,092)	426	(13,666)
Balance as of September 30, 2021	$268,544	$1,636	$270,180
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of direct investments in Excess MSRs:

	September 30, 2021							December 31, 2020
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$28,418,993	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	6.0	$125,402	$139,289	$162,645
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	32,179,863	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	6.6	98,407	130,891	148,293
Total	$60,598,856				6.3	$223,809	$270,180	$310,938
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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2021 (Note 6) on $21.6 billion unpaid principal balance (“UPB”) underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Original and Recaptured Pools	$(4,837)	$(664)	$(13,666)	$(11,773)

As of September 30, 2021, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	September 30, 2021	December 31, 2020
Excess MSR assets	$158,916	$179,762
Other assets	19,987	20,759
Other liabilities	(687)	(687)
Equity	$178,216	$199,834

New Residential’s investment	$89,108	$99,917
New Residential’s percentage ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$261	$12,249	$6,500	$20,099
Other income (loss)	(2,605)	(13,027)	(3,634)	(25,879)
Expenses	(8)	(8)	(24)	(24)
Net income (loss)	$(2,352)	$(786)	$2,842	$(5,804)

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2020	$99,917
Distributions of capital from equity method investees	(12,230)
Change in fair value of investments in equity method investees	1,421
Balance at September 30, 2021	$89,108

The following is a summary of Excess MSR investments made through equity method investees:

	September 30, 2021
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$24,230,726	66.7%	50.0%	$119,814	$158,916	5.7
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table presents activity related to the carrying value of MSRs and MSR Financing Receivables:

Balance as of December 31, 2020	$4,585,841
Caliber acquisition (Note 1)	1,507,524
Purchases, net(A)	7,965
Originations(B)	878,190
Proceeds from sales	(42,075)
Change in fair value due to:
Realization of cash flows(C)	(928,646)
Change in valuation inputs and assumptions	573,556
(Gain) loss realized	(17,088)
Balance at September 30, 2021	$6,565,267
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

Servicing Revenue, Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$384,953	$404,373	$1,069,544	$1,249,504
Ancillary and other fees	13,692	46,486	98,887	140,538
Servicing fee revenue and fees	398,645	450,859	1,168,431	1,390,042
Change in fair value due to:
Realization of cash flows(A)	(287,318)	(509,624)	(924,766)	(1,135,515)
Change in valuation inputs and assumptions(B)	147,233	97,832	573,213	(598,226)
Change in fair value of derivative instruments	(41,365)	—	(41,564)	—
(Gain) loss realized	(739)	(3,547)	(17,088)	2,363
Gain (loss) on settlement of derivative instruments	(13,434)	—	(11,127)	—
Servicing revenue, net	$203,022	$35,520	$747,099	$(341,336)
(A)Includes $1.3 million and $2.4 million of fair value adjustment due to realization of cash flows to Excess spread financing for the three months ended September 30, 2021 and 2020, respectively, and $3.9 million and $6.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(B)Includes $1.3 million and $0.2 million of fair value adjustment to Excess spread financing for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of MSRs and MSR Financing Receivables as of September 30, 2021:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$374,945,577	5.9	$4,273,376
Non-Agency	68,903,562	8.0	966,051
Ginnie Mae(C)	105,975,422	5.4	1,325,840
Total	$549,824,561	6.1	$6,565,267
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of September 30, 2021, weighted average discount rates of 7.4% (range 6.9% - 12.5%) were used to value New Residential’s MSRs and MSR Financing Receivables.
(C)As of September 30, 2021, New Residential holds approximately $1.8 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

New Residential, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, New Residential has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, New Residential is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of September 30, 2021, New Residential holds approximately $1.8 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2021, New Residential holds approximately $1,082.9 million of repurchased residential mortgage loans on its Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and New Residential entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which New Residential already held certain rights (“Rights to MSRs”). Ocwen and New Residential concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the mortgage loans related to the MSRs that were transferred to New Residential.

In January 2018, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied.

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of September 30, 2021, with respect to MSRs representing approximately $14.4 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2021	December 31, 2020
California	18.4%	21.2%
Florida	8.5%	7.4%
Texas	6.1%	5.6%
New York	6.1%	7.0%
Washington	5.4%	2.9%
New Jersey	4.6%	4.8%
Illinois	3.4%	3.6%
Virginia	3.4%	2.9%
Maryland	3.3%	3.1%
Colorado	3.0%	2.8%
Other U.S.	37.8%	38.7%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Mortgage Subservicing

Newrez performs servicing of residential mortgage loans for third parties under subservicing agreements. Mortgage subservicing does not meet the criteria to be recognized as a mortgage servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of September 30, 2021 and 2020 was $75.8 billion and $77.1 billion, respectively. New Residential earned subservicing revenue of $123.7 million and $138.6 million for the nine months ended September 30, 2021 and 2020, respectively, related to subserviced loans which is included within Servicing Revenue, Net and Interest Income from MSR Financing Receivables in the Consolidated Statements of Income.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative Expenses in New Residential’s Consolidated Statements of Income. As of September 30, 2021, these subservicers include PHH, Mr. Cooper, LoanCare, and Flagstar, which subservice 10.8%, 9.9%, 8.9% and 0.4% of the MSRs held by New Residential. The remaining 70.0% of the underlying UPB of the related mortgages is subserviced by Newrez and Caliber (Note 1 to our Consolidated Financial Statements).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advances Receivable

In connection with New Residential’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 15) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	September 30, 2021	December 31, 2020
Principal and interest advances	$592,212	$665,538
Escrow advances (taxes and insurance advances)	1,414,507	1,547,796
Foreclosure advances	801,466	816,400
Total(A)(B)(C)	$2,808,185	$3,029,734
(A)Includes $555.9 million and $583.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $183.0 million and $181.2 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $25.6 million and $27.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $34.6 million and $22.9 million for expected non-recovery of advances as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2020	$22,852
Caliber acquisition (Note 1)	15,068
Provision	9,340
Transfers and Other	(10,961)
Write-offs	(1,663)
Balance at September 30, 2021	$34,636

See Note 11 regarding the financing of MSRs and Servicer Advances Receivable.

6.    SERVICER ADVANCE INVESTMENTS

New Residential’s Servicer Advance Investments consist of arrangements to fund existing outstanding servicer advances and the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans in exchange for the basic fee component of the related MSR. New Residential elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of December 31, 2020. In July 2021, New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential entered into a purchase and sales agreement with certain third-party co-investors whereby New Residential agreed to purchase from certain third-party co-investments approximately 16.1% of aggregate interest in the Buyer, increasing New Residential’s ownership of the Buyer to approximately 89.3% as of September 30, 2021. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related advances. As of September 30, 2021, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $75.0 million and New Residential has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $69.0 million and $577.1 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following is a summary of New Residential’s Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2021
Servicer advance investments	$453,442	$472,004	5.2%	5.6%	6.0
December 31, 2020
Servicer advance investments	$512,958	$538,056	5.2%	5.7%	6.0
(A)Carrying value represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Weighted average life represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following is additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2021
Servicer Advance Investments(D)	$21,568,182	$408,085	1.9%	$381,286	89.4%	88.7%	1.3%	1.2%
December 31, 2020
Servicer Advance Investments(D)	$26,061,499	$449,150	1.7%	$423,144	88.4%	88.6%	1.5%	1.3%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following types of advances are included in the Servicer Advance Investments:

	September 30, 2021	December 31, 2020
Principal and interest advances	$75,564	$84,976
Escrow advances (taxes and insurance advances)	170,817	186,426
Foreclosure advances	161,704	177,748
Total	$408,085	$449,150

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Interest Income related to Servicer Advance Investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income, gross of amounts attributable to servicer compensation	$(1,426)	$10,505	$16,079	$28,160
Amounts attributable to base servicer compensation	897	(703)	(849)	(2,325)
Amounts attributable to incentive servicer compensation	892	1,196	(8,144)	(12,755)
Interest income (expense) from servicer advance investments	$363	$10,998	$7,086	$13,080

7.    REAL ESTATE AND OTHER SECURITIES

The following is a summary of Real Estate and Other Securities:

	September 30, 2021										December 31, 2020
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
RMBS Designated as available for sale (AFS):
Agency(F)(G)	$96,435	$6,596	$—	$102,807	1	AAA	3.50%	3.50%	4.5	N/A	$121,761
Non-Agency(H)(I)	3,084,732	82,716	(123)	552,159	339	AA	3.25%	3.08%	3.4	24.3%	752,003

RMBS Measured at fair value through net income (FVO):
Agency(F)(G)	8,782,782	203	(185,517)	8,879,880	40	AAA	2.13%	2.13%	6.6	N/A	12,941,873
Non-Agency(H)(I)	13,530,488	32,454	(45,813)	438,949	257	AA+	2.16%	4.38%	3.3	21.8%	428,921

Total/ Weighted Average	$25,494,437	$121,969	$(231,453)	$9,973,795	637	AAA	2.28%	3.44%	4.5		$14,244,558
(A)Fair value is equal to the carrying value for all securities. See Note 12 regarding the fair value measurements.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 301 bonds with a carrying value of $370.9 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third-party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $24.8 million and $2.8 million, respectively, for which no coupon payment is expected.
(D)The weighted average life is based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Ginnie Mae.
(G)The total outstanding face amount was $8.9 billion for fixed rate securities as of September 30, 2021.
(H)The total outstanding face amount was $10.0 billion (including $9.1 billion of residual and fair value option notional amount) for fixed rate securities and $6.6 billion (including $6.5 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2021.

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

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$414	$8	$—	$422	1	B-	8.3%	8.3%	3.5	N/A
Consumer loan bonds	4,394	1,117	—	4,439	3	N/A	N/A	N/A	0	N/A
Fair value option securities:
Interest-only securities	7,555,236	8,612	(39,437)	169,369	124	AA+	1.2%	1.1%	2.0	N/A
Servicing strips	4,771,880	6,629	(6,270)	65,633	59	N/A	1.5%	16.6%	2.8	N/A

Activities related to Real Estate and Other Securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in millions)	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$—	$844.3	$6,300.0	$—	$5,907.2	$2,502.0	$17,162.6	$5,083.1
Purchase price	—	55.1	6,538.0	—	6,098.8	145.9	17,687.4	575.0

Sales
Face	$4,343.0	$—	$1,195.5	$716.6	$7,830.8	$1,686.3	$18,590.6	$8,204.4
Amortized cost	4,499.1	7.7	1,231.8	526.3	8,135.6	192.9	18,911.0	6,083.5
Sale price	4,443.0	—	1,251.5	514.6	8,074.3	164.6	19,120.5	5,139.2
Gain (loss) on sale	(56.1)	(7.7)	19.7	(11.6)	(61.3)	(28.2)	209.5	(944.3)

As of September 30, 2021 and December 31, 2020, there were no unsettled trades. Unsettled sales and purchases are recorded on the Consolidated Balance Sheets on trade date as Receivable for Investments Sold and Payable for Investments Purchased.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of September 30, 2021:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$6,179	$4,438	$(175)	$4,263	$(18)	$4,245	4	AAA	1.5%	1.2%	2.2
12 or More Months	21,274	12,152	(3,477)	8,675	(105)	8,570	14	AA+	—%	0.5%	0.3
Total/Weighted Average	$27,453	$16,590	$(3,652)	$12,938	$(123)	$12,815	18	AAA	0.4%	0.7%	0.8
(A)Represents credit impairment on securities in an unrealized loss position as of September 30, 2021.

New Residential performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	September 30, 2021				December 31, 2020
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	N/A
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	8,501	8,501	(3,652)	—	21,326	21,326	(8,672)	—
Non-credit impaired securities	4,314	4,437	—	(123)	270,821	331,638	—	(60,817)
Total debt securities in an unrealized loss position	$12,815	$12,938	$(3,652)	$(123)	$292,147	$352,964	$(8,672)	$(60,817)
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(2,182)	—	(2,182)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(2,838)	—	(2,838)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at September 30, 2021	$3,652	$—	$3,652

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2021	$521,234	$181,176
December 31, 2020	727,216	280,876

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2020	$189,562
Additions	7,948
Accretion	(3,951)
Reclassifications from (to) non-accretable difference	(8,177)
Disposals	(149,058)
Balance at September 30, 2021	$36,324

See Note 11 regarding the financing of Real Estate and Other Securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

8.    RESIDENTIAL MORTGAGE LOANS

New Residential’s residential mortgage loan portfolio consists of loans acquired through pool acquisitions and the execution of call rights. New Residential, through its wholly-owned subsidiaries, Newrez and Caliber, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2021, New Residential accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table presents certain information regarding New Residential’s residential mortgage loans outstanding by loan type:

	September 30, 2021					December 31, 2020
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$657,427	$595,012	11,472	6.3%	5.3	$674,179

Acquired reverse mortgage loans(C)	$12,690	$6,120	28	7.7%	3.7	$5,884
Acquired performing loans(D)	150,127	136,921	2,977	6.7%	4.5	129,345
Acquired non-performing loans(E)	2,123	1,702	24	7.5%	4.8	374,658
Total residential mortgage loans, held-for-sale, at lower of cost or market	$164,940	$144,743	3,029	6.8%	4.4	$509,887

Acquired performing loans(D)(F)	$2,100,079	$2,112,181	12,575	3.4%	11.0	$1,423,159
Acquired non-performing loans(F)	160,098	146,370	923	4.8%	5.6	335,544
Originated loans	11,403,519	11,714,006	13,538	3.0%	27.7	2,947,113
Total residential mortgage loans, held-for-sale, at fair value	$13,663,696	$13,972,557	27,036	3.1%	24.9	$4,705,816

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$13,828,636	$14,117,300				$5,215,703
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of Residential loans and variable interest entity consumer loans held-for-investment, at fair value on the Consolidated Balance Sheets.
(C)Represents a 70% participation interest that New Residential holds in a portfolio of reverse mortgage loans. Mr. Cooper holds the other 30% interest and services the loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 54% of these loans have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(D)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(E)As of September 30, 2021, New Residential has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (F) below.
(F)Includes $981.3 million and $101.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2021	December 31, 2020
California	15.3%	11.9%
Washington	10.7%	1.8%
Florida	9.3%	7.1%
Texas	7.4%	10.1%
New York	4.1%	7.1%
New Jersey	3.6%	4.2%
Virginia	3.6%	2.5%
Georgia	3.0%	5.8%
Illinois	3.0%	3.0%
Maryland	2.9%	2.3%
Other U.S.	37.1%	44.2%
	100.0%	100.0%

See Note 11 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	September 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90 to 119	$28,898	$26,442	$(2,456)	$71,567	$59,679	$(11,888)
120+	410,134	397,483	(12,651)	950,564	790,788	(159,776)
	$439,032	$423,925	$(15,107)	$1,022,131	$850,467	$(171,664)

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the nine months ended September 30, 2021, New Residential executed calls on a total of 65 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $28.7 million of gain on securitizations accounted for as sales. For the nine months ended September 30, 2020, New Residential executed calls on a total of 15 trusts and recognized $12.0 million of interest income on securities held in the collapsed trusts and $48.3 million of gain on securitizations accounted for as sales. Refer to Note 16 for transactions with affiliates.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
Caliber acquisition (Note 1)	—	—	7,685,681	7,685,681
Originations	—	—	84,990,504	84,990,504
Sales	—	(370,743)	(88,980,603)	(89,351,346)
Purchases/additional fundings	—	—	5,797,205	5,797,205
Proceeds from repayments	(91,074)	(26,988)	(360,757)	(478,819)
Transfer of loans to other assets(A)	—	294	7,990	8,284
Transfer of loans to real estate owned	(13,121)	(7,163)	(3,235)	(23,519)
Valuation (provision) reversal on loans	—	39,456	—	39,456
Fair value adjustments due to:
Changes in instrument-specific credit risk	(1,841)	—	(10,247)	(12,088)
Other factors	26,869	—	140,203	167,072
Balance at September 30, 2021	$595,012	$144,743	$13,972,557	$14,712,312
(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 2).

Net interest income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans held-for-investment, at fair value	$11,090	$12,647	$34,061	$40,985
Loans held-for-sale, at lower of cost or fair value	5,449	7,406	18,241	38,673
Loans held-for-sale, at fair value	75,802	31,267	163,769	104,565
Total interest income	92,341	51,320	216,071	184,223

Interest expense:
Loans held-for-investment, at fair value	4,238	5,326	13,129	15,934
Loans held-for-sale, at lower of cost or fair value	4,030	4,068	16,303	17,501
Loans held-for-sale, at fair value	49,187	20,909	103,785	64,206
Total interest expense	57,455	30,303	133,217	97,641

Net interest income	$34,886	$21,017	$82,854	$86,582

Gain on originated mortgage loans, held-for-sale, net

Newrez and Caliber, both wholly-owned subsidiaries of New Residential, originate conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while Newrez and Caliber respectively generally retain the right to service the underlying residential mortgage

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports Gain on Originated Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income.

Gain on Originated Mortgage Loans, Held-for-Sale, Net is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on loans originated and sold, net(A)	$249,848	$244,225	$347,574	$520,096
Gain (loss) on settlement of mortgage loan origination derivative instruments(B)	(105,594)	(68,789)	48,522	(290,671)
MSRs retained on transfer of loans(C)	415,054	156,353	878,190	424,451
Other(D)	27,614	12,460	79,716	33,890
Realized gain on sale of originated mortgage loans, net	$586,922	$344,249	$1,354,002	$687,766
Change in fair value of loans	(70,932)	67,998	(67,545)	96,375
Change in fair value of interest rate lock commitments (Note 10)	(101,411)	82,019	(281,094)	206,073
Change in fair value of derivative instruments (Note 10)	152,182	(6,013)	251,731	(23,401)
Gain on originated mortgage loans, held-for-sale, net	$566,761	$488,253	$1,257,094	$966,813
(A)Includes loan origination fees of $678.4 million and $566.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1,775.7 million and $953.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the loan origination process.

9.    CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of September 30, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes consumer loans, held-for-investment, at fair value:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
September 30, 2021
Performing loans	$386,479	53.5%	$444,377	18.5%	3.3	3.2%
Purchased credit deteriorated loans(C)	99,538	53.5%	103,221	14.0%	3.2	6.5%
Other - performing loans	333	100.0%	197	15.5%	0.3	15.7%
Total consumer loans	$486,350		$547,795	17.6%	3.2	3.8%
December 31, 2020
Performing loans	$490,222	53.5%	$553,419	18.3%	3.6	3.7%
Purchased credit deteriorated loans(C)	127,899	53.5%	129,513	14.1%	3.5	7.4%
Other - performing loans	2,862	100.0%	2,643	15.3%	0.4	4.3%
Total consumer loans	$620,983		$685,575	17.4%	3.6	4.4%
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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	September 30, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 days	$479,784	$540,463	$60,679	$611,978	$675,691	$63,713
90+	6,566	7,332	766	9,005	9,884	879
	$486,350	$547,795	$61,445	$620,983	$685,575	$64,592

Activities related to consumer loans were as follows:

Balance at December 31, 2020	$685,575
Additional fundings(A)	21,680
Proceeds from repayments	(160,615)
Accretion of loan discount and premium amortization, net	14,493
Fair value adjustment due to:
Changes in instrument-specific credit risk	15,963
Other factors	(29,301)
Balance at September 30, 2021	$547,795
(A)Represents draws on consumer loans with revolving privileges.

10.    DERIVATIVES

New Residential enters into economic hedges including interest rate swaps and TBAs to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

international economic and political considerations, as well as other factors. New Residential’s credit risk with respect to economic hedges is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

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

As of September 30, 2021, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and mortgage loans that are not covered by mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivative assets
Interest rate lock commitments	Other assets	$144,365	$289,355
TBAs	Other assets	122,539	789
		$266,904	$290,144
Derivative liabilities
Interest rate swaps(A)	Accrued expenses and other liabilities	$1,082	$25
Interest rate lock commitments	Accrued expenses and other liabilities	19,983	281
Treasury futures and options on treasury futures	Accrued expenses and other liabilities	11,542	—
TBAs	Accrued expenses and other liabilities	22,159	119,456
		$54,766	$119,762
(A)Net of $60.0 million and $237.7 million of related variation margin balances as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes notional amounts related to derivatives:

	September 30, 2021	December 31, 2020
Interest rate swaps(A)	$11,890,000	$6,515,000
Interest rate lock commitments	16,611,634	15,031,345
TBAs, short position(B)	35,056,236	23,529,408
Treasury futures	655,400	—
Options on treasury futures	4,200,000	—
(A)Includes $11.9 billion notional of receive LIBOR/pay fixed of 1.47% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 34 months and 0 months, respectively, as of September 30, 2021. Includes $6.5 billion notional of receive LIBOR/pay fixed of 2.21% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 47 months and 0 months, respectively, as of December 31, 2020.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing revenue, net(A)
TBAs	$(14,156)	$—	$(14,355)	$—
Treasury futures	(19,093)	—	(19,093)	—
Options on treasury futures	(8,116)	—	(8,116)	—
	(41,365)	—	(41,564)	—
Gain on originated mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(101,411)	82,019	(281,094)	206,073
TBAs	152,182	(6,013)	251,731	(23,428)
Forward loan sale commitments	—	—	—	27
	50,771	76,006	(29,363)	182,672
Change in fair value of investments(A)
Interest rate swaps	45,389	23,089	214,367	4,213
	45,389	23,089	214,367	4,213
Gain (loss) on settlement of investments, net(C)
Interest rate swaps	(36,314)	(23,192)	(105,386)	(62,039)
TBAs(B)	(37,664)	—	(47,527)	(71,060)
	(73,978)	(23,192)	(152,913)	(133,099)

Total income (loss)	$(19,183)	$75,903	$(9,473)	$53,786
(A)Represents unrealized gain (loss).
(B)Excludes $105.6 million loss and $68.8 million loss for the three months ended September 30, 2021 and 2020, respectively, included within Gain on Originated Mortgage Loans, Held-for-Sale, Net (Note 8). Excludes $48.5 million gain and $290.7 million loss for the nine months ended September 30, 2021 and 2020, respectively, included within Gain on Originated Mortgage Loans, Held-for-Sale, Net.
(C)Excludes $13.4 million loss and $0.0 million for the three months ended September 30, 2021 and 2020, respectively, included within Servicing revenue, net (Note 5). Excludes $11.1 million loss and $0.0 million for the nine months ended September 30, 2021 and 2020, respectively, included within Servicing revenue, net.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11.    DEBT OBLIGATIONS

The following table presents certain information regarding Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	September 30, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$12,923,024	$12,919,922	Oct-21 to Sep-25	2.01%	0.8	$13,774,859	$13,775,860	$13,803,756	23.9	$4,039,564
Agency RMBS(D)	8,956,064	8,956,064	Oct-21 to Jan-22	0.16%	0.1	8,876,431	9,158,455	9,321,370	6.6	12,682,427
Non-Agency RMBS(E)	723,486	723,486	Oct-21 to Dec-21	2.52%	0.0	13,927,317	905,336	987,803	3.3	817,209
Real Estate Owned(G)(H)	160,512	160,513	Oct-21 to Sep-25	2.91%	1.2	N/A	230,128	224,580	4.5	8,480
Total Secured Financing Agreements	22,763,086	22,759,985		1.31%	0.5					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	248,061	248,061	Aug-25	3.74%	3.9	84,829,582	281,142	348,080	6.3	275,088
MSRs(J)	3,629,810	3,617,850	Mar-22 to Jul-26	3.69%	3.2	531,851,913	6,029,066	6,477,289	6.1	2,691,791
Servicer Advance Investments(K)	381,286	380,420	Apr-22 to Dec-22	1.30%	1.1	408,085	453,442	472,004	6.0	423,144
Servicer Advances(K)	2,347,819	2,342,335	Nov-21 to Sep-23	2.34%	1.4	2,796,796	2,782,622	2,782,622	0.7	2,585,575
Residential Mortgage Loans(L)	1,170,838	1,162,080	Sep-22 to Jul-43	2.10%	3.6	1,192,146	1,311,940	1,313,998	20.0	1,039,838
Consumer Loans(M)	492,999	497,346	Sep-37	2.04%	3.6	485,966	496,573	547,548	3.3	628,759
Total Secured Notes and Bonds Payable	8,270,813	8,248,092		2.87%	2.7					7,644,195
Total/ Weighted Average	$31,033,899	$31,008,077		1.72%	1.1					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $65.7 million of associated accrued interest payable as of September 30, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate. Collateral carrying value includes $341.8 million margin receivable.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $12.3 million and $16.5 million, respectively, on retained bonds collateralized by Agency MSRs. Collateral carrying value includes $2.4 million margin receivable.
(F)Includes $266.4 million of repurchase agreements which bear interest at a fixed rate of 4.0%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.
(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee as well as $152.6 million of financing collateralized by a portion of our single family rental portfolio.
(I)Includes $248.1 million of corporate loans which bear interest at a fixed rate of 3.7%.
(J)Includes $1.3 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.8% to 4.5%; $99.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $2.2 billion of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables that secure these notes.
(K)$1.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 1.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.8 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $30.4 million face amount of SAFT 2013-1

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

mortgage-backed securities issued with a fixed interest rate of 3.8% (see Note 12 for fair value details), (iii) $46.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 12 for fair value details), (iv) $232.2 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.6% to 5.0%, (v) a $105.8 million note payable collateralized by SFR with a fixed interest rate of 2.75%, and (vi) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate mortgage loans which bears interest equal to one-month LIBOR plus 1.13% (refer to Note 13 for further discussion).
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $440.0 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

As of September 30, 2021, New Residential has margin exposure on $22.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

Activities related to the carrying value of debt obligations were as follows:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Total
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,087,882	$628,759	$25,191,875
Secured Financing Agreements
Acquired borrowings, net of discount	—	—	—	—	7,090,577	—	7,090,577
Borrowings	—	—	—	54,297,394	90,195,545	—	144,492,939
Repayments	—	—	—	(58,118,431)	(88,254,304)	—	(146,372,735)
Capitalized deferred financing costs, net of amortization	—	—	—	951	573	—	1,524
Secured Notes and Bonds Payable
Acquired borrowings, net of discount	—	1,045,000	76,772	—	—	—	1,121,772
Borrowings	—	2,422,470	2,124,459	—	855,890	—	5,402,819
Repayments	(27,027)	(2,544,885)	(2,488,913)	—	(727,452)	(132,167)	(5,920,444)
Unrealized gain on notes, fair value	—	—	—	—	(5,999)	754	(5,245)
Capitalized deferred financing costs, net of amortization	—	3,474	1,718	—	(197)	—	4,995
Balance at September 30, 2021	$248,061	$3,617,850	$2,722,755	$9,679,550	$14,242,515	$497,346	$31,008,077
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations as of September 30, 2021 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2021	$—	$13,742,872	$13,742,872
2022	1,432,049	6,338,673	7,770,722
2023	1,365,913	3,245,451	4,611,364
2024	750,000	952,951	1,702,951
2025	232,200	2,141,348	2,373,548
2026 and thereafter	569,976	812,466	1,382,442
	$4,350,138	$27,233,761	$31,583,899
(A)Reflects secured notes and bonds payable of $4.4 billion.
(B)Reflects secured financing agreements and secured notes and bonds payable of $22.8 billion and $4.4 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2021:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,379,092	$1,999,295	$2,379,797
New loan originations	21,103,010	11,834,240	9,268,770

Secured Notes and Bonds Payable
Excess MSRs	286,380	248,061	38,319
MSRs	4,685,450	3,629,810	1,055,640
Servicer advances	4,554,990	2,729,105	1,825,885
Residential mortgage loans	200,000	105,825	94,175
	$35,208,922	$20,546,336	$14,662,586
(A)Although available financing is uncommitted, New Residential’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. New Residential was in compliance with all of its debt covenants as of September 30, 2021.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $8.6 million and $25.7 million, respectively. At September 30, 2021, the unamortized debt issuance costs was approximately $7.1 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2021, the Company was in compliance with all covenants.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12.    FAIR VALUE MEASUREMENTS

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2021 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$60,598,856	$270,180	$—	$—	$270,180	$270,180
Excess MSRs, equity method investees(A)	24,230,726	89,108	—	—	89,108	89,108
MSRs and MSR financing receivables(A)	549,824,561	6,565,267	—	—	6,565,267	6,565,267
Servicer advance investments	408,085	472,004	—	—	472,004	472,004
Real estate and other securities	25,494,437	9,973,795	—	8,982,687	991,108	9,973,795
Residential mortgage loans, held-for-sale	164,940	144,743	—	—	146,906	146,906
Residential mortgage loans, held-for-sale, at fair value	13,663,696	13,972,557	—	12,150,003	1,822,554	13,972,557
Residential mortgage loans, held-for-investment, at fair value	657,427	595,012	—	—	595,012	595,012
Residential mortgage loans subject to repurchase	1,826,620	1,826,620	—	1,826,620	—	1,826,620
Consumer loans	486,350	547,795	—	—	547,795	547,795
Derivative assets	51,930,667	266,904	—	122,539	144,365	266,904
Notes receivable	54,092	51,663	—	—	51,663	51,663
Loans receivable	233,339	233,339	—	—	233,339	233,339
Cash and cash equivalents	1,366,678	1,366,678	1,366,678	—	—	1,366,678
Restricted cash	194,745	194,745	194,745	—	—	194,745
Other assets(B)	N/A	39,902	4,834	—	35,068	39,902
		$36,610,312	$1,566,257	$23,081,849	$11,964,369	$36,612,475
Liabilities
Secured financing agreements	$22,763,086	$22,759,985	$—	$22,759,985	$—	$22,759,985
Secured notes and bonds payable(C)	8,270,813	8,248,092	—	750,000	7,527,636	8,277,636
Unsecured senior notes, net of issuance costs	542,849	542,849	—	—	555,550	555,550
Residential mortgage loan repurchase liability	1,826,620	1,826,620	—	1,826,620	—	1,826,620
Derivative liabilities	16,482,604	54,766	—	34,783	19,983	54,766
Contingent consideration	N/A	9,299	—	—	9,299	9,299
		$33,441,611	$—	$25,371,388	$8,112,468	$33,483,856
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $31.7 million as of September 30, 2021.
(C)Includes SAFT 2013-1, MDST Trust, RPL Securitization Trust and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $798.2 million as of September 30, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Assets measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess MSRs(A)		Excess MSRs in Equity Method Investees(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Other Assets
	Agency	Non-Agency								Notes Receivable	Loans Receivable	Total
Balance at December 31, 2020	$162,645	$148,293	$99,917	$4,585,841	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$52,389	$—	$10,063,098
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	(15,134)	—	—	—	(15,134)
Transfers to Level 3	—	—	—	—	—	—	—	—	—	—	—	—
Caliber acquisition (Note 1)	—	—	—	1,507,524	—	—	116,403	—	—	—	—	1,623,927
Gain (loss) included in net income
Reversal for credit losses on securities(D)	—	—	—	—	—	5,020	—	—	—	—	—	5,020
Change in fair value of excess MSRs(D)	(7,578)	(6,088)	—	—	—	—	—	—	—	—	—	(13,666)
Change in fair value of excess MSRs, equity method investees(D)	—	—	1,421	—	—	—	—	—	—	—	—	1,421
Servicing revenue, net(E)	—	—	—	(372,178)	—	—	—	—	—	—	—	(372,178)
Change in fair value of servicer advance investments	—	—	—	—	(6,535)	—	—	—	—	—	—	(6,535)
Change in fair value of residential mortgage loans	—	—	—	—	—	—	—	154,984	—	—	—	154,984
Change in fair value of investments in consumer loans	—	—	—	—	—	—	—	—	(13,338)	—	—	(13,338)
Gain (loss) on settlement of investments, net	5	297	—	—	—	(28,240)	—	—	—	—	—	(27,938)
Other income (loss), net(D)	1	(325)	—	—	—	14,856	(281,095)	(87)	—	(3,243)	—	(269,893)
Gains (losses) included in other comprehensive income(F)	—	—	—	—	—	27,101	—	—	—	—	—	27,101
Interest income	7,368	8,820	—	—	7,086	10,917	—	—	14,493	4,017	2,036	54,737
Purchases, sales and repayments
Purchases, net(G)	—	—	—	7,965	976,629	145,920	—	3,151,597	21,680	1,688	250,000	4,555,479
Proceeds from sales	(18)	(2)	—	(42,075)		(164,630)	—	(2,821,072)	—	—	—	(3,027,797)
Proceeds from repayments	(23,134)	(20,104)	(12,230)	—	(1,043,232)	(200,760)	—	(373,106)	(160,615)	(3,188)	(18,697)	(1,855,066)
Originations and other	—	—	—	878,190	—	—	—	—	—	—	—	878,190
Balance at September 30, 2021	$139,289	$130,891	$89,108	$6,565,267	$472,004	$991,108	$124,382	$2,417,566	$547,795	$51,663	$233,339	$11,762,412
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Asset-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2020	$18,420	$1,662,852	$14,247	$1,695,519
Transfers
Transfers from Level 3	—	—	—	—
Transfers to Level 3	—	—	—	—
Gains (losses) included in net income
Servicing revenue, net(A)	(3,537)	—	—	(3,537)
Other income(B)	—	(5,245)	886	(4,359)
Purchases, sales and repayments
Proceeds from sales	(15,379)	—	—	(15,379)
Payments	—	(859,409)	(5,834)	(865,243)
Other	496	—	—	496
Balance at September 30, 2021	$—	$798,198	$9,299	$807,497
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of September 30, 2021:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	5.5% - 8.4% (6.6%)	—% - 2.0% (0.9%)	3.6% - 17.0% (6.6%)	15 - 32 (21)	11 - 21 (18)
Recaptured Pools	4.7% - 8.6% (6.6%)	—% - 2.2% (0.4%)	—% - 21.9% (10.8%)	21 - 27 (23)	19- 24 (22)
	4.7% - 8.6% (6.6%)	—% - 2.2% (0.7%)	—% - 21.9% (8.4%)	15 - 32 (22)	11 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.2% - 11.9% (8.1%)	1.5% - 11.2% (7.9%)	—% - 11.3% (7.7%)	6 - 25 (15)	18 - 28 (23)
Recaptured Pools	3.7% - 5.1% (4.2%)	0.1% - 0.3% (0.2%)	6.6% - 11.4% (8.1%)	23 - 25 (24)	21 - 23 (23)
	3.7% - 11.9% (7.4%)	0.1% - 11.2% (7.9%)	—% - 11.4% (7.8%)	6 - 25 (17)	18 - 28 (23)
Total/Weighted Average—Excess MSRs Directly Held	3.7% - 11.9% (7.0%)	—% - 11.2% (3.5%)	—% - 21.9% (8.1%)	6 - 32 (19)	11 - 28 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	6.5% - 8.4% (6.8%)	0.7% - 1.6% (1.1%)	3.6% - 9.7% (5.0%)	15 - 25 (18)	17- 19 (18)
Recaptured Pools	5.5% - 7.6% (6.5%)	0.3% - 0.9% (0.7%)	5.1% - 11.4% (7.2%)	22 - 26 (25)	20 - 23 (22)
Total/Weighted Average—Excess MSRs Held through Investees	5.5% - 8.4% (6.7%)	0.3% - 1.6% (0.8%)	3.6% - 11.4% (6.5%)	15 - 26 (21)	17 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	3.7% - 11.9% (6.9%)	—% - 11.2% (2.6%)	—% - 21.9% (7.3%)	6 - 32 (20)	11 - 28 (21)

MSRs and MSR Financing Receivables
Agency(H)	6.1% - 15.2% (10.4%)	0.3% - 2.1% (1.0%)	2.7% - 31.8% (11.0%)	25 - 30 (28)	0 - 40 (23)
Non-Agency(H)	7.2% - 43.9% (7.1%)	0.9% - 63.2% (10.7%)	2.0% - 24.7% (8.5%)	26 - 85 (48)	0 - 30 (24)
Ginnie Mae(H)	6.0% - 15.6% (13.4%)	1.5% - 12.4% (3.7%)	2.6% - 35.0% (13.4%)	30 - 46 (39)	0 - 30 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	6.0% - 43.9% (10.5%)	0.3% - 63.2% (3.0%)	2.0% - 35.0% (10.0%)	25 - 85 (33)	0 - 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.20 - $7.30 ($6.90) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $10.60 - $16.70 ($10.80) per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.80 - $8.90 ($8.80) per loan per month was used to value the Ginnie Mae MSRs.

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
(H)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of September 30, 2021, a weighted average discount rate of 7.8% (range 7.5% - 8.0%) was used to value New Residential’s Excess MSRs (directly and through equity method investees). As of September 30, 2021, a weighted average discount rate of 7.4% (range 6.9% - 12.5%) was used to value New Residential’s MSRs and MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2021	0.7% - 1.5% (1.5%)	6.6% - 8.2% (8.2%)	4.6% - 15.0% (14.8%)	17.6 - 19.8 (19.7)	bps	5.2% - 5.7% (5.2%)	21.0 - 22.2 (22.2)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.9 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2021, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$8,879,217	$9,161,405	$8,982,687	$—	$8,982,687	2
Non-Agency RMBS(C)	16,615,220	921,874	991,108	—	991,108	3
Total	$25,494,437	$10,083,279	$9,973,795	$—	$9,973,795
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

For 99.3% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$984,616	0.0% to 15.0% (4.7%)	0.0% to 25.0% (10.1%)	0.0% to 12.0% (0.8%)	0.0% to 100.0% (13.7%)
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

Residential Mortgage Loans Valuation

New Residential, through its wholly owned subsidiaries, Newrez and Caliber, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$1,713,431	2.8% - 7.5% (3.5%)	1.9% - 22.4% (13.8%)	—% - 15.8% (0.9%)	3.0% -50.0% (20.6%)
Originated loans	109,123	4.0%	6.0%	3.0%	50.0%
Residential mortgage loans held-for-sale, at fair value	$1,822,554

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$595,012	6.4% - 7.5% (6.5%)	1.9% - 11.4% (10.6%)	2.1% - 15.8% (3.3%)	38.4% - 57.0% (55.3%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$547,795	7.5% - 9.7% (7.5%)	22.3% - 34.1% (22.3%)	4.4% - 23.6% (4.4%)	66.0% - 92.4% (66.0%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$124,382	0.0% - 100.0% (83.0%)	0.9 - 314.1 (120.7)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Asset-Backed Securities Issued

New Residential and Newrez were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, RPL Securitization Trust and SCFT 2020-A, and therefore, New Residential’s Consolidated Balance Sheets include the asset-backed securities issued by the MDST Trusts, SAFT 2013-1, RPL Securitization Trust and SCFT 2020-A, respectively. New Residential elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$798,198	1.7% - 5.9% (2.5%)	8.6% - 40.0% (18.7%)	0.3% - 4.4% (3.1%)	20.0% - 95.0% (72.1%)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale, single-family rental properties, and foreclosed real estate accounted for as REO, New Residential applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

At September 30, 2021, assets measured at fair value on a nonrecurring basis were $144.3 million. The $144.3 million of assets include approximately $126.6 million of residential mortgage loans held-for-sale and $17.7 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2021:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$118,755	3.8% - 7.0% (7.0%)	4.6 - 8.1 (4.7)	5.6% - 8.6% (6.6%)	1.0% - 9.7% (6.0%)	31.2% - 49.7% (39.4%)
Non-performing loans	7,822	7.5% - 9.0% (8.8%)	3.7 - 4.8 (3.9)	1.9% - 1.9% (1.9%)	15.8% - 15.8% (15.8%)	8.6% - 38.4% (12.9%)
Total/weighted average	$126,577	7.1%	4.7	6.3%	6.6%	37.7%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 18%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for three months ended September 30, 2021 consisted of a of valuation allowance of $7.0 million for residential mortgage loans and a valuation allowance of $1.7 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the nine months ended September 30, 2021 consisted of a reversal of valuation allowance of $39.4 million for residential mortgage loans and a reversal of valuation allowance of $3.2 million for REO.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13. VARIABLE INTEREST ENTITIES

In the normal course of business, New Residential enters into transactions with special purpose entities (SPEs), which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company evaluates its interests in each SPE for classification as a variable interest entity (VIE).

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

To assess whether New Residential has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, New Residential considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. To assess whether New Residential has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, New Residential considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. When an SPE meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

Consolidated VIEs

Servicer Advances

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of September 30, 2021. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of September 30, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $69.0 million and $577.1 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

Shelter Joint Ventures

A wholly owned subsidiary of Newrez, Shelter Mortgage Company LLC (“Shelter”), is a mortgage originator specializing in retail originations. Shelter operates its business through a series of joint ventures (“Shelter JVs”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

Residential Mortgage Loans

During the third quarter of 2020, New Residential formed several entities that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. New Residential determined that these securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the securitizations and 2) significant variable interests in each

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

of the securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the securitizations. As of September 30, 2021, only one securitization (the “RPL Securitization Trust”) remains outstanding.

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

Caliber Mortgage Participant I, LLC was formed to acquire, receive, participate, hold, release, and dispose of participation interests in certain of Caliber’s mortgage loans held for sale (“MLHFS PC”). The Caliber Mortgage Participant I, LLC transfers the MLHFS PC in exchange for cash. Caliber is the primary beneficiary of the VIE and therefore, consolidates the SPE. The transferred MLHFS PC is classified on the Consolidated Balance Sheets as Residential Mortgage Loans, Held-for-Sale and the related warehouse credit facility liabilities as part of Secured Financing Agreements. Caliber retains the risks and benefits associated with the assets transferred to the SPEs.

Caliber remains the servicer of the underlying mortgage loans and has the power to direct the SPE’s activities. Holders of the term notes issued by the Trust can look only to the assets of the Trust for satisfaction of the debt and have no recourse against Caliber.
Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of September 30, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

MSR Financing Facilities

CHL GMSR Issuer Trust is an SPE created for the purpose of transferring a participation certificate (“MSR PC”) representing a beneficial interest in Caliber’s GNMA MSRs in exchange for a variable funding note (“MSR Financing VFN”) and a trust certificate with Caliber, as well for the issuance of term notes in exchange for cash. Caliber consolidates this SPE because it is the primary beneficiary of the VIE. The MSR PC is classified in Mortgage Servicing Rights and MSR Financing Receivables, at Fair Value and the MSR Financing VFN and term notes are classified as Secured Notes and Bonds Payable on the Consolidated Balance Sheets. The SPE uses collections from a specified portion of GNMA MSR net service fees collected to repay principal and interest and to pay the expenses of the entity.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Additionally, Caliber has also transferred a participation certificate representing a beneficial interest certain of Caliber’s GNMA servicer advances (“Servicer Advance PC”) to CHL GMSR Issuer Trust in exchange for a VFN (“Servicer Advance VFN”). The transferred Servicer Advance PC is classified on the Consolidated Balance Sheets as Servicing Advances Receivable and the related liabilities as part of Accrued Expenses and Other Liabilities. CHL GMSR Issuer Trust uses collections of the pledged advances to repay principal and interest and to pay the expenses of the Servicer Advance VFN.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	MSR Financing Facilities	Total
September 30, 2021
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$352,144	$352,144
Servicer advance investments, at fair value	459,812	—	—	—	—	459,812
Residential mortgage loans, held-for-investment, at fair value	—	—	98,373	—	—	98,373
Residential mortgage loans, held-for-sale	—	—	1,856	—	—	1,856
Residential mortgage loans, held-for-sale, at fair value	—	—	1,191,416	—	—	1,191,416
Consumer loans, held-for-investment, at fair value	—	—	—	547,598	—	547,598
Cash and cash equivalents	37,138	37,339	2,102	—	—	76,579
Restricted cash	2,377	—	170	7,430	—	9,977
Other assets	9	1,825	4,545	7,349	361,238	374,966
Total Assets	$499,336	$39,164	$1,298,462	$562,377	$713,382	$3,112,721
Liabilities
Secured financing agreements(A)	$—	$—	$133,227	$—	$—	$133,227
Secured notes and bonds payable(A)	374,025	—	1,048,821	497,346	367,871	2,288,063
Accrued expenses and other liabilities	925	6,570	13,848	886	106	22,335
Total Liabilities	$374,950	$6,570	$1,195,896	$498,232	$367,977	$2,443,625

December 31, 2020
Assets
Servicer advance investments, at fair value	$522,901	$—	$—	$—	$—	$522,901
Residential mortgage loans, held-for-investment, at fair value	—	—	358,629	—	—	358,629
Residential mortgage loans, held-for-sale	—	—	346,250	—	—	346,250
Residential mortgage loans, held-for-sale, at fair value	—	—	614,868	—	—	614,868
Consumer loans, held-for-investment	—	—	—	682,932	—	682,932
Cash and cash equivalents	53,012	39,031	—	—	—	92,043
Restricted cash	2,808	—	—	8,090	—	10,898
Other assets	891	9,151	30,621	9,201	—	49,864
Total Assets	$579,612	$48,182	$1,350,368	$700,223	$—	$2,678,385
Liabilities
Secured notes and bonds payable(A)	$414,576	$—	$1,034,093	$628,759	$—	$2,077,428
Accrued expenses and other liabilities	1,092	9,455	1,661	764	—	12,972
Total Liabilities	$415,668	$9,455	$1,035,754	$629,523	$—	$2,090,400
(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Nine Months Ended September 30,
	2021	2020
Residential mortgage loan UPB	$11,403,079	$14,779,498
Weighted average delinquency(A)	4.70%	3.15%
Net credit losses	$118,958	$28,874
Face amount of debt held by third parties(B)	$10,475,990	$12,817,104

Carrying value of bonds retained by New Residential(C)(D)	$965,846	$1,692,841
Cash flows received by New Residential on these bonds	$260,306	$151,852
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

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2021			December 31, 2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$124,386	$32,594	$88,312	$163,944	$38,727	$96,418
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	50.1%	46.5%
Others’ interest in equity of consolidated subsidiary	$13,283	$16,134	$41,606	$43,882	$19,402	$45,384

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended September 30,
	2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(2,614)	$6,125	$13,438	$9,761	$9,649	$9,006
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	50.2%	46.5%
Others’ interest in net income of consolidated subsidiary	$(280)	$3,032	$6,249	$2,612	$4,840	$4,188
(A)New Residential owned 89.3% and 73.2% of the Buyer as of September 30, 2021 and 2020, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Nine Months Ended September 30,
	2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(4,546)	$19,762	$41,855	$(162)	$21,017	$50,795
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	50.2%	46.5%
Others’ interest in net income of consolidated subsidiary	$(797)	$9,782	$19,463	$(44)	$10,542	$23,620
(A)New Residential owned 89.3% and 73.2% of the Buyer as of September 30, 2021 and 2020, respectively. See Note 11 regarding the financing of Servicer Advance Investments.

14.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

On February 11, 2020, the Company priced its underwritten public offering of 14,000,000 of its 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $389.5 million. The offering closed on February 14, 2020. In connection with the offering, the underwriters exercised an option to purchase up to an additional 2,100,000 shares of preferred stock. To compensate the Manager for its successful efforts in raising capital for New Residential, in connection with this offering, New Residential granted options to the Manager relating to 1.6 million shares of New Residential’s common stock at the closing price per share of common stock on the pricing date, which had a fair value of approximately $1.0 million as of the grant date.

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

On April 14, 2021, the Company priced its underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Manager for its successful efforts in raising capital for New Residential, the Company granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share.

On May 19, 2021, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2021.

On September 14, 2021, the Company priced its underwritten public offering of 17,000,000 of its 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $449.5 million. The offering closed on September 17, 2021. In connection with the offering, New Residential granted the underwriters an option for a period of 30 days to purchase up to an additional 2,550,000 shares of preferred stock at a price of $24.2125 per share. On September 22, 2021, the underwriters exercised their option, in part, to purchase an additional 1,600,000 shares of preferred stock. To compensate the Manager for its successful efforts in raising capital for New Residential, the Company granted options to the Manager relating to approximately 1.9 million shares of New Residential’s common stock at $10.89 per share.

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series. The table below summarizes preferred stock:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2021	December 31, 2020	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2021	2020	2021	2020
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	16,100	16,100	402,500	3.15%	389,548	0.40	0.40	1.20	1.20
Series D, 7.00%, issued September 2021(D)	18,600	—	465,000	3.15%	449,506	0.28	—	0.28	—
Total	52,210	33,610	$1,305,250		$1,262,498	$1.60	$1.32	$4.23	$3.95
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On September 22, 2021, New Residential’s board of directors declared third quarter 2021 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.28 per share of Preferred Series D or $2.9 million, $5.0 million, $6.4 million, and $1.2 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 31, 2020	April 2020	$0.05	$20.8
June 22, 2020	July 2020	0.10	41.6
September 23, 2020	October 2020	0.15	62.4
December 16, 2020	January 2021	0.20	82.9
March 24, 2021	April 2021	0.20	82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at September 30, 2021.

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

The 2020 Warrants were valued using a Black-Scholes option valuation model that resulted in a fair value of approximately $53.5 million on the Issuance Date and is not subject to subsequent remeasurement. The Company used the following assumptions in the application of the Black-Scholes option valuation model: an exercise price ranging between $6.11 and $7.94, a term of 3.0 years, a risk-free interest rate of 0.24%, and volatility of 35%. The 2020 Warrants met the definition of derivatives under the guidance in ASC 815, Derivatives and Hedging; however, because these instruments are determined to be indexed to the Company’s own stock and met the criteria for equity classification under ASC 815, the 2020 Warrants are accounted for as an equity transaction and recorded in Additional Paid-in-Capital. The 2020 Warrants have a dilutive effect on net income per share and book value to the extent that the market value per share of the Company’s common stock at the time of exercise exceeds the strike price of the 2020 Warrants.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the 2020 Warrants at September 30, 2021:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants - December 31, 2020	43.4	$6.79
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants - September 30, 2021	43.4	6.58	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

As of September 30, 2021, outstanding options were as follows:

Held by the Manager	18,700,175
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	6,000
Total	21,460,155

The following table summarizes outstanding options as of September 30, 2021. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended September 30, 2021 was $11.00 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2021	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2021 (millions)
Directors	Various	6,000	6,000	$13.46	$—
Manager(C)	2017	1,130,916	1,130,916	13.78	—
Manager(C)	2018	5,320,000	5,320,000	16.50	—
Manager(C)	2019	6,351,000	6,000,800	15.93	—
Manager(C)	2020	1,619,739	1,025,835	17.23	—
Manager(C)	2021	7,032,500	862,083	10.10	0.78
Outstanding		21,460,155	14,345,634
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2018	$16.37 to $17.84	1,159,833
2019	$14.96 to $16.50	1,270,200
2020	$16.84 to $17.23	323,947
Total		2,753,980

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activity in outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options - December 31, 2020	14,428,655
Granted	7,032,500	$10.31
Exercised	—	—
Expired	(1,000)	12.36
Outstanding options - September 30, 2021	21,460,155	See table above

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$170,681	$103,920	$617,743	$(1,459,206)
Noncontrolling interests in income of consolidated subsidiaries	9,001	11,640	28,448	34,118
Dividends on preferred stock	15,533	14,359	44,249	39,938
Net income (loss) attributable to common stockholders	$146,147	$77,921	$545,046	$(1,533,262)

Basic weighted average shares of common stock outstanding	466,579,920	415,744,518	446,085,657	415,665,441
Dilutive effect of stock options and common stock purchase warrants(A)	15,702,775	5,224,108	15,608,824	—
Diluted weighted average shares of common stock outstanding	482,282,695	420,968,626	461,694,481	415,665,441

Basic earnings per share attributable to common stockholders	$0.31	$0.19	$1.22	$(3.69)
Diluted earnings per share attributable to common stockholders	$0.30	$0.19	$1.18	$(3.69)
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended September 30, 2021		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and common stock purchase warrants	—	—	—	5,966,141

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

Capital Commitments — As of September 30, 2021, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 18 for additional capital commitments entered into subsequent to September 30, 2021, if any):

•MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency mortgage loans. In addition, New Residential’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on New Residential’s MSRs and Servicer Advance Investments, respectively.

•Mortgage Origination Reserves — Newrez and Caliber, both wholly-owned subsidiaries of New Residential, currently originate, or have in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while Newrez and Caliber respectively generally retain the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez and Caliber respectively make representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez and Caliber respectively generally have an obligation to cure the breach. If Newrez and Caliber respectively are unable to cure the breach, the purchaser may require Newrez or Caliber, as applicable, to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez and Caliber each hold the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez and Caliber are not obligated to repurchase the delinquent loans, Newrez and Caliber generally exercise their respective options to repurchase loans that will result in an economic benefit. As of September 30, 2021, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $36.8 million and $1.8 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, New Residential may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 8 for information regarding New Residential’s residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $250.1 million of unfunded and available revolving credit privileges as of September 30, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

Leases — Operating lease right-of-use (“ROU”) assets and Operating lease liabilities are grouped and presented as part of Other Assets and Accrued Expenses and Other Liabilities, respectively, on New Residential’s Consolidated Balance Sheets.

New Residential, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended September 30, 2021 and 2020 totaled $7.0 million and $3.4 million, respectively, and $14.0 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of September 30, 2021, future commitments under the non-cancelable leases are as follows:

Year Ending	Amount
October 1 through December 31, 2021	$11,649
2022	39,173
2023	27,181
2024	20,032
2025	15,687
2026 and thereafter	40,721
Total remaining undiscounted lease payments	154,443
Less: imputed interest	14,005
Total remaining discounted lease payments	$140,438

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.6 million due in the future periods.

Other information related to operating leases is summarized below:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.6	3.2
Weighted-average discount rate	3.7%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At September 30, 2021, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of September 30, 2021, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $181.3 million and $52.0 million, respectively.

Due to affiliates consists of the following:

	September 30, 2021	December 31, 2020
Management fees	$8,265	$7,478
Expense reimbursements and other	630	1,972
Total	$8,895	$9,450

Affiliate expenses and fees consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$24,315	$22,482	$70,154	$66,682
Expense reimbursements(A)	125	125	375	375
Total	$24,440	$22,607	$70,529	$67,057
(A)Included in General and administrative expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 14 regarding options granted to the Manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

17.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current:
Federal	$2,813	$—	$6,932	$(7,877)
State and local	1,415	1,438	2,283	1,496
Total current income tax expense (benefit)	4,228	1,438	9,215	(6,381)
Deferred:
Federal	23,690	77,300	100,842	(29,921)
State and local	3,641	22,074	18,684	(12,345)
Total deferred income tax expense (benefit)	27,331	99,374	119,526	(42,266)
Total income tax expense (benefit)	$31,559	$100,812	$128,741	$(48,647)

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

As of September 30, 2021, New Residential recorded a net deferred tax liability of $407.6 million, including $280.0 million of deferred tax liability recorded as part of the purchase price allocation related to the Caliber acquisition (Note 1). The deferred tax liability of $407.6 million is primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by the origination business and changes in fair value of MSRs, loans, and swaps held within taxable entities.

18.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2021 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

Subsequent to September 30, 2021, New Residential announced that it had entered into a definitive agreement with affiliates of The Goldman Sachs Group, Inc. to acquire Genesis Capital LLC (“Genesis”), a leading business purpose lender that provides innovative solutions to developers of new construction, fix and flip and rental hold projects, and acquire a related portfolio of loans. The acquisition of Genesis is expected to close in the fourth quarter of 2021, subject to certain approvals and customary closing conditions.

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended September 30, 2021 compared to the immediately preceding prior quarter ended June 30, 2021.

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify, create and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our annual report on Form 10-K for the year ended December 31, 2020.

As of September 30, 2021, we had $42 billion in total assets and 12,749 employees employed by our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. New Residential became a publicly-traded entity on May 15, 2013.

OUR MANAGER

We are externally managed by an affiliate of Fortress Investment Group LLC and benefit from the resources of this highly diversified global investment manager.

STRATEGIC INVESTMENTS AND ACQUISITIONS

On April 14, 2021, we entered into a purchase agreement to acquire all of the assets and liabilities of Caliber through the acquisition of its outstanding common stock. On August 23, 2021, we completed the acquisition of all of the outstanding equity interests of Caliber from LSF Pickens Holdings, LLC for a purchase price of $1.318 billion in cash. Caliber is a leading mortgage originator and servicer. As a result of the acquisition, we expect to increase our scale and market position in the mortgage market.

Subsequent to September 30, 2021, we announced that we had entered into a definitive agreement with affiliates of The Goldman Sachs Group, Inc. (“Goldman Sachs”) to acquire Genesis, a leading business purpose lender that provides innovative solutions to developers of new construction, fix and flip and rental hold projects, and acquire a related portfolio of loans. Genesis adds a new complementary business line and adds business purpose lending to our suite of products. Furthermore, we believe the acquisition supports our growing single-family rental strategy that allows us to capture additional unmet demand from our Retail and Wholesale origination channels. We intend to finance the transaction with existing cash and committed asset-based financing from Goldman Sachs. The acquisition of Genesis is expected to close in the fourth quarter of 2021, subject to certain approvals and customary closing conditions.

CAPITAL ACTIVITIES

On September 14, 2021, we priced our underwritten public offering of 17,000,000 of our 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $449.5 million. The offering closed on September 17, 2021. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 2,550,000 shares of preferred stock at a price of $24.2125 per share. On September 22, 2021, the underwriters exercised their option, in part, to purchase an additional 1,600,000 shares of preferred stock. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to approximately 1.9 million shares of our common stock at $10.89 per share.

The Company intends to use the net proceeds from the offering for general corporate purposes.

MARKET CONSIDERATIONS

Incoming economic data and indicators regarding the overall financial health and condition of the U.S. for the third quarter of 2021 were somewhat mixed. On balance, the broader financial markets remained relatively unchanged during the third quarter despite inflation concerns and potential headwinds over the spread of the more-contagious, more-vaccine-resistant COVID-19 “Delta” variant. The U.S. real gross domestic product (“GDP”) increased during the quarter, albeit at a slower rate compared to the first half of 2021. Labor market conditions continued to improve with the total unemployment rate stepping down notably to 4.8% at September 30, 2021 from 5.9% at June 30, 2021. The consumer price inflation—as measured by the 12-month percentage change in the personal consumption expenditures (“PCE”) price index—remained elevated and well above the Federal Reserve’s longer-term goal of 2.0%, largely driven by supply constraints and bottlenecks.

Consumer spending slowed in the third quarter after expanding markedly in the first half of 2021. The spread of the Delta variant in conjunction with lower inventories and higher prices due to supply constraints tempered consumer spending on goods and services across the board.

Housing demand remained strong during the quarter despite shortages in materials, with construction of single-family homes and home sales remaining above pre-pandemic levels, and house prices rising further. In the residential mortgage market, financing conditions during the third quarter of 2021 remained accommodative for credit-worthy borrowers who met standard conforming loan criteria. Mortgage rates increased slightly during the quarter but remained very low by historical standards. Credit availability continued to improve, especially for jumbo loans and lower-score FHA borrowers. Mortgage originations for home-purchases and refinancing were solid throughout the quarter. The share of mortgages in forbearance declined further. While loan originations benefited from low interest rates, including the recent elimination of the 0.5% mortgage refinancing pandemic fee imposed by Fannie Mae and Freddie Mac, gain on sale margins continued to tighten, driven by the Federal Reserve’s talk of increasing interest rates and potential tapering of mortgage bond purchases, as well as increased competition among loan originators seeking to capture volume and market share from a shrinking pool of eligible borrowers.

The U.S. economic outlook for the remainder of the year continues to be uncertain and still largely dependent on the course of COVID-19. While the FDA’s first fully approved COVID-19 vaccine in late August 2021 aided in slowing the spread of COVID-19, the overall number of infections remained elevated, which in turn is expected to exert a larger amount of restraint on consumer spending, hiring, and labor supply than previously anticipated earlier in the year. Real GDP is expected to rise more slowly but at a still-solid pace, supported by the continued reopening of the economy and potential easing of supply chain disruptions.

The market conditions discussed above influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

The following table summarizes the U.S. gross domestic product estimates annualized rate by quarter:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Real GDP	2.0%	6.7%	6.3%	4.3%	33.4%

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Unemployment rate	4.8%	5.9%	6.0%	6.7%	7.9%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
10-year U.S. Treasury rate	1.6%	1.5%	1.7%	0.9%	0.7%
30-year fixed mortgage rate	2.9%	3.0%	3.1%	2.7%	2.9%

We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

UPCOMING CHANGES TO LIBOR

The London Interbank Offered Rate (“LIBOR”) is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. In addition, on March 5, 2021, the ICE Benchmark Administration confirmed its intention to ease publication of (i) one week and two-month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. The U.S. and other countries are currently working to replace LIBOR with alternative reference rates. In the U.S., the Alternative Reference Rates Committee (“ARRC”), has identified the Secured Overnight Financing Rate (“SOFR”), as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Some market participants may continue to explore whether other U.S. dollar-based reference rates would be more appropriate for certain types of instruments. The ARRC has proposed a paced market transition plan to SOFR, and various organizations are currently working on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have material contracts that are indexed to USD-LIBOR and are monitoring this activity and evaluating the related risks and our exposure.

In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”) and non-QM loans. For debt facilities that do not mature prior to the phase-out of LIBOR, we have implemented amending terms to transition to an alternative benchmark. We continue to evaluate the transitional impact to serviced ARMs.

OUR PORTFOLIO

Our portfolio, as of September 30, 2021, consists of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Servicing and Origination				Residential Securities and Loans
	Origination	Servicing	MSR Related Investments	Total Servicing and Origination	Real Estate Securities	Residential Mortgage Loans	Consumer Loans	Corporate	Total
September 30, 2021
Investments	$11,714,006	$4,848,688	$3,017,963	$19,580,657	$9,973,795	$2,958,434	$547,795	$—	$33,060,681
Cash and cash equivalents	768,301	102,825	321,924	1,193,050	171,532	53	1,778	265	1,366,678
Restricted cash	35,284	87,969	29,525	152,778	15,704	1,457	24,806	—	194,745
Other assets	1,484,399	2,582,560	2,072,971	6,139,930	368,724	131,996	38,987	272,906	6,952,543
Goodwill	11,836	12,540	5,092	29,468	—	—	—	—	29,468
Total assets	$14,013,826	$7,634,582	$5,447,475	$27,095,883	$10,529,755	$3,091,940	$613,366	$273,171	$41,604,115
Debt	$11,390,069	$3,201,575	$3,779,105	$18,370,749	$9,663,568	$2,392,505	$499,669	$624,435	$31,550,926
Other liabilities	583,220	2,389,688	108,326	3,081,234	(6,108)	182,653	746	167,551	3,426,076
Total liabilities	11,973,289	5,591,263	3,887,431	21,451,983	9,657,460	2,575,158	500,415	791,986	34,977,002
Total equity	2,040,537	2,043,319	1,560,044	5,643,900	872,295	516,782	112,951	(518,815)	6,627,113
Noncontrolling interests in equity of consolidated subsidiaries	16,134	—	13,283	29,417	—	—	41,606	—	71,023
Total New Residential stockholders’ equity	$2,024,403	$2,043,319	$1,546,761	$5,614,483	$872,295	$516,782	$71,345	$(518,815)	$6,556,090
Investments in equity method investees	$—	$—	$103,956	$103,956	$—	$—	$—	$—	$103,956

Operating Investments

Origination

For the three months ended September 30, 2021, loan origination volume was $34.5 billion, up from $23.5 billion in the quarter prior. Funded volumes by channel represented roughly 19%, 16%, 13% and 52% of total volume for Direct to Consumer, Retail / Joint Venture, Wholesale and Correspondent, respectively, as compared to 27%, 4%, 10% and 58% for the three months ended June 30, 2021. The increase in funded volumes quarter over quarter was primarily driven by the addition of the Caliber origination platform following the close of the Caliber acquisition in August 2021. Pull-through adjusted lock volume was $31.7 billion, compared to $20.5 billion in the prior quarter. During the three months ended September 30, 2021, refinance activity represented 52% of overall funded volumes and purchase activity represented 48% of overall funded volumes. This compared to 64% for refinance and 36% for purchase, respectively, in the prior quarter. Caliber represented approximately 15% and 11% of total purchase and refinance activity, respectively, for the third quarter. Purchase activity for the broader industry is expected to continue to increase. Gain on sale margin for the three months ended September 30, 2021 was 1.61%, 30 bps higher than the 1.31% for the prior quarter primarily driven by the addition of the Caliber platform during the third quarter of 2021 and contributions from the higher margin Retail / Joint Venture channel. While increased competition and capacity have driven gain on sale margins from their highs in 2020, we expect margins to stabilize, especially in third-party originated channels, as industry capacity adjusts to demand.

Included in our Origination segment are the financial results of two affiliated businesses, E Street Appraisal Management LLC (“E Street”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to Newrez and Caliber.

The following table provides loan production by channel and product:

	Unpaid Principal Balance
	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2021	% of Total	June 30, 2021	% of Total	September 30, 2021	% of Total	September 30, 2020	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$6,425	19%	$6,404	27%	$18,502	22%	$8,571	23%	$21	$9,931
Retail / Joint Venture	5,556	16%	1,007	4%	7,613	9%	2,789	7%	4,549	4,824
Wholesale	4,476	13%	2,413	10%	9,561	11%	4,893	13%	2,063	4,668
Correspondent	18,017	52%	13,656	58%	49,491	58%	21,494	57%	4,361	27,997
Total Production by Channel	$34,474	100%	$23,480	100%	$85,167	100%	$37,747	100%	$10,994	$47,420

Production by Product
Agency	$24,709	72%	$17,649	75%	$61,942	73%	$24,316	64%	$7,060	$37,626
Government	8,872	26%	5,632	24%	21,978	26%	12,709	34%	3,240	9,269
Non-QM	184	1%	63	—%	247	—%	365	1%	121	(118)
Non-Agency	602	2%	120	1%	860	1%	294	1%	482	566
Other	107	—%	16	—%	140	—%	63	—%	91	77
Total Production by Product	$34,474	100%	$23,480	100%	$85,167	100%	$37,747	100%	$10,994	$47,420

% Purchase	48%		36%		38%		30%
% Refinance	52%		64%		62%		70%

The following table provides information regarding Gain on Originated Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Gain on originated mortgage loans, held-for-sale, net(A)(B)(C)(D)	$510,740	$268,539	$1,163,702	$885,730	$242,201	$277,972

Pull through adjusted lock volume	$31,731,617	$20,497,057	$79,135,350	$44,044,241	$11,234,560	$35,091,109

Gain on originated mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.99%	3.83%	4.02%	4.44%
Retail / Joint Venture	3.80%	4.81%	4.02%	3.70%
Wholesale	1.04%	0.95%	1.21%	2.29%
Correspondent	0.32%	0.25%	0.30%	0.66%
Total gain on originated mortgage loans, as a percentage of pull through adjusted lock volume	1.61%	1.31%	1.47%	2.01%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $678.4 million and $438.9 million for the three months ended September 30, 2021 and June 30, 2021, respectively. Includes loan origination fees of $1,775.7 million and $953.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(C)Excludes $56.0 million and $18.3 million of Gain on Originated Mortgage Loans, Held-for-Sale, Net for the three months ended September 30, 2021 and June 30, 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements). Excludes $93.4 million and $81.1 million of Gain on Originated Mortgage Loans, Held-for-Sale, Net for the nine months ended September 30, 2021 and 2020, respectively.
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Mortgage Loans, Held-for-Sale, Net increased for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 primarily driven by the addition of the Caliber platform during the third quarter of 2021 and contributions from the higher margin Retail / Joint Venture channel. Total Gain on Originated Mortgage

Loans, Held-for-Sale, Net increased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily driven by the higher volume from all our channels.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. During the third quarter, as part of the Caliber acquisition, we assumed Caliber’s servicing portfolio, including $156 billion of UPB of performing servicing. As of September 30, 2021, the performing loan servicing division (Newrez and Caliber) serviced $378.8 billion UPB of loans and Shellpoint Mortgage Servicing serviced $97.0 billion UPB of loans, for a total servicing portfolio of $475.8 billion UPB, representing a 56% increase from June 30, 2021. Active forbearances within this portfolio continued to decline in the second quarter 2021 as our servicer continued to help homeowners and clients navigate the COVID-19 landscape. Only 1.94% of this portfolio was in active forbearance as of September 30, 2021, down from 2.46% in the quarter prior, with minimal additions in new forbearance requests during the quarter. Our servicer has continued to leverage proprietary loss mitigation technology to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	September 30, 2021	June 30, 2021	September 30, 2020	QoQ Change	YoY Change
Performing Servicing
MSR Assets	$368,716	$207,881	$185,273	$160,835	$183,443
Residential Whole Loans	9,119	6,301	2,975	2,818	6,144
Third Party	954	—	—	954	954
Total Performing Servicing	378,789	214,182	188,248	164,607	190,541

Special Servicing
MSR Assets	16,450	13,866	14,566	2,584	1,884
Residential Whole Loans	5,779	1,450	7,258	4,329	(1,479)
Third Party	74,814	76,409	77,131	(1,595)	(2,317)
Total Special Servicing	97,043	91,725	98,955	5,318	(1,912)
Total Servicing Portfolio	$475,832	$305,907	$287,203	$169,925	$188,629

Agency Servicing
MSR Assets	$269,830	$157,848	$143,555	$111,982	$126,275
Residential Whole Loans	—	—	—	—	—
Third Party	12,319	13,155	19,216	(836)	(6,897)
Total Agency Servicing	282,149	171,003	162,771	111,146	119,378

Government-insured Servicing
MSR Assets	105,976	58,604	55,894	47,372	50,082
Residential Whole Loans	—	—	—	—	—
Third Party	—	—	1,342	—	(1,342)
Total Government Servicing	105,976	58,604	57,236	47,372	48,740

Non-Agency (Private Label) Servicing
MSR Assets	9,360	5,295	390	4,065	8,970
Residential Whole Loans	14,898	7,751	10,233	7,147	4,665
Third Party	63,449	63,254	56,573	195	6,876
Total Non-Agency (Private Label) Servicing	87,707	76,300	67,196	11,407	20,511
Total Servicing Portfolio	$475,832	$305,907	$287,203	$169,925	$188,629

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Base Servicing Fees
MSR Assets	$174,220	$143,999	$477,020	$258,311	$30,221	$218,709
Residential Whole Loans	11,281	1,163	13,518	10,938	10,118	2,580
Third Party	24,245	25,408	77,051	83,468	(1,163)	(6,417)
Total Base Servicing Fees	$209,746	$170,570	$567,589	$352,717	$39,176	$214,872

Other Fees
Incentive fees	$23,698	$20,349	$64,296	$29,565	$3,349	$34,731
Ancillary fees	14,822	11,519	37,330	30,623	3,303	6,707
Boarding fees	2,425	2,510	6,872	8,580	(85)	(1,708)
Other fees	6,829	7,516	20,056	11,475	(687)	8,581
Total Other Fees(A)	$47,774	$41,894	$128,554	$80,243	$5,880	$48,311

Total Servicing Fees	$257,520	$212,464	$696,143	$432,960	$45,056	$263,183
(A)Includes other fees earned from third parties of $14.9 million and $15.4 million for the three months ended September 30, 2021 and June 30, 2021, respectively, and $46.6 million and $55.1 million for the nine months ended September 30, 2021 and 2020, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of September 30, 2021, we had $6.6 billion carrying value of MSRs and MSR Financing Receivables. As of September 30, 2021, our Full and Excess MSR portfolio increased to $635 billion UPB from $536 billion UPB as of December 31, 2020. Full MSRs as of September 30, 2021 increased to $550 billion from $435 billion UPB as of December 31, 2020. Excess MSRs as of September 30, 2021 decreased to $85 billion UPB from $101 billion as of December 31, 2020. The increase in portfolio size during the periods presented was predominantly a result of the Caliber acquisition and MSRs retained from originations offset by prepayments.

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

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of September 30, 2021, these subservicers include PHH, Mr. Cooper, LoanCare, and Flagstar, which subservice 10.8%, 9.9%, 8.9% and 0.4% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables).The remaining 70.0% of the underlying UPB of the related mortgages is subserviced by Newrez and Caliber (Note 1 to our Consolidated Financial Statements).

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

See Note 5 to our Consolidated Financial Statements for further information regarding our MSR Financing Receivables.

The table below summarizes our MSRs and MSR Financing Receivables as of September 30, 2021.

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$374,945.6	28	bps	$4,273.4
Non-Agency	68,903.6	48		966.1
Ginnie Mae	105,975.4	39		1,325.8
Total	$549,824.6	33	bps	$6,565.3

The following table summarizes the collateral characteristics of the loans underlying our MSRs and MSR Financing Receivables as of September 30, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$4,273,376	$374,945,577	2,156,647	754	3.7%	279	51	1.8%	23.0%	22.9%	0.1%	19.4%
Non-Agency	966,051	68,903,562	575,219	639	4.3%	293	180	10.9%	13.3%	12.0%	1.5%	4.0%
Ginnie Mae	1,325,840	105,975,422	492,986	698	3.3%	333	24	0.9%	23.0%	22.8%	0.1%	22.3%
Total	$6,565,267	$549,824,561	3,224,852	729	3.7%	291	62	2.7%	21.8%	21.5%	0.3%	18.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
GSE	0.8%	0.2%	1.9%	0.3%	—%	0.2%
Non-Agency	6.5%	2.0%	5.1%	5.5%	0.9%	2.3%
Ginnie Mae	2.2%	0.7%	3.2%	0.3%	—%	0.4%
Total	1.8%	0.5%	2.5%	0.9%	0.1%	0.5%
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

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

Summary of Direct Excess MSRs as of September 30, 2021

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$28.4	29	bps	21	bps	32.5% - 66.7%	$139.3
Non-Agency(B)	32.2	35		15		33.3% - 100%	130.9
Total/Weighted Average	$60.6	32	bps	18	bps		$270.2
(A)The MSR is a weighted average as of September 30, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $21.6 billion UPB underlying these Excess MSRs.

Summary of Excess MSRs Through Equity Method Investees as of September 30, 2021

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$24.2	31	bps	21	bps	50.0%	66.7%	33.3%	$158.9
Total/Weighted Average	$24.2	31	bps	21	bps				$158.9
(A)The MSR is a weighted average as of September 30, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSRs as of September 30, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$82,307	$17,923,229	150,628	731	4.5%	227	141	1.5%	26.2%	24.8%	1.9%	22.4%
Recaptured Loans	56,982	10,495,764	66,048	736	3.9%	262	49	—%	25.5%	24.6%	1.2%	38.5%
	$139,289	$28,418,993	216,676	733	4.3%	241	105	0.9%	26.0%	24.7%	1.6%	28.4%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$106,967	$28,581,082	166,746	680	4.2%	269	186	8.7%	18.7%	16.8%	2.2%	14.6%
Recaptured Loans	23,924	3,598,781	17,255	743	3.7%	273	30	—%	25.4%	25.5%	—%	40.1%
	$130,891	$32,179,863	184,001	687	4.2%	269	169	7.1%	19.3%	17.6%	2.0%	18.2%
Total/Weighted Average(H)	$270,180	$60,598,856	400,677	708	4.2%	256	140	3.9%	22.4%	20.9%	1.9%	23.7%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	1.8%	0.5%	4.6%	0.5%	0.1%	0.1%
Recaptured Loans	1.2%	0.3%	3.7%	0.1%	—%	—%
	1.5%	0.4%	4.3%	0.4%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	10.8%	6.2%	4.7%	5.5%	0.3%	1.3%
Recaptured Loans	1.4%	0.2%	2.1%	0.1%	—%	—%
	9.8%	5.5%	4.4%	4.9%	0.3%	1.2%
Total/Weighted Average(H)	6.0%	3.2%	4.3%	2.8%	0.2%	0.7%
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
(F)We also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $21.6 billion UPB underlying these Excess MSRs.
(G)Delinquency 30 Days, Delinquency 60 Days and Delinquency 90+ Days represent the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days, respectively.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2021 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$92,577	$12,590,174	33.3%	139,932	715	5.1%	218	160	1.2%	25.2%	22.3%	3.6%	25.3%
Recaptured Loans	66,339	11,640,552	33.3%	88,610	721	4.0%	258	58	—%	26.3%	24.3%	3.0%	44.4%
Total/Weighted Average(G)	$158,916	$24,230,726		228,542	718	4.6%	237	111	1.2%	25.9%	23.3%	3.3%	34.9%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	2.5%	0.6%	4.3%	0.7%	0.1%	0.1%
Recaptured Loans	1.6%	0.4%	4.1%	0.1%	—%	0.1%
Total/Weighted Average(G)	2.1%	0.5%	4.2%	0.5%	0.1%	0.1%
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2021
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments
Mr. Cooper and SLS serviced pools	$453,442	$472,004	$21,568,182	$408,085	1.9%
(A)Carrying value represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the nine months ended September 30, 2021 (dollars in thousands):

			Nine Months Ended September 30, 2021		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	6.0	$(6,535)	$381,286	89.4%	95.1%	1.3%	1.2%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

September 30, 2021
Principal and interest advances	$75,564
Escrow advances (taxes and insurance advances)	170,817
Foreclosure advances	161,704
Total	$408,085

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of September 30, 2021, our ownership interest in Covius is 24.3%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2021 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$8,879,217	$9,161,405	100.0%	$6,799	$(185,517)	$8,982,687	41	6.6	13.2%	$8,956,064
(A)Fair value, which is equal to carrying value for all securities.
(B)Three month average constant prepayment rate represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended September 30, 2021:

Net Interest Spread(A)
Weighted Average Asset Yield	2.15%
Weighted Average Funding Cost	0.16%
Net Interest Spread	1.99%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $9.3 billion and $13.8 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2021 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$16,615,220	$921,874	$115,170	$(45,936)	$991,108	$665,343
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2021 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2008	NR	126	$457,520	$18,393	2.0%	$23,590	—%	—%	3.8	5.5%
2008 and later	BBB-	466	16,152,892	899,744	98.0%	962,657	24.4%	0.2%	3.4	2.7%
Total/weighted average	BBB-	592	$16,610,412	$918,137	100.0%	$986,247	23.8%	0.2%	3.4	2.7%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2008	13.3	0.10	10.0%	10.0%	10.0%
2008 and later	13.4	0.63	21.1%	4.1%	0.6%
Total/weighted average	13.4	0.62	20.9%	4.2%	0.8%
(A)Excludes $4.4 million face amount of bonds backed by consumer loans and $0.4 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 301 bonds with a carrying value of $370.9 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2021.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2021.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $24.8 million and $2.8 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $275.6 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three-month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended September 30, 2021:

Net Interest Spread(A)
Weighted average asset yield	3.72%
Weighted average funding cost	2.52%
Net interest spread	1.20%
(A)The Non-Agency RMBS portfolio consists of 29.5% floating rate securities and 70.5% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2021 and December 31, 2020, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.0 billion and $1.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts (including securitizations we have issued) serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $80.0 billion.

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

Residential Mortgage Loans

As of September 30, 2021, we had approximately $14.5 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $12.9 billion and secured notes and bonds payable with an aggregate face amount of approximately $1.2 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2021 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$657,427	$595,012	11,472	6.3%	5.3

Acquired reverse mortgage loans(E)(F)	$12,690	$6,120	28	7.7%	3.7
Acquired performing loans(G)(I)	150,127	136,921	2,977	6.7%	4.5
Acquired non-performing loans(H)(I)	2,123	1,702	24	7.5%	4.8
Total residential mortgage loans, held-for-sale, at lower of cost or market	$164,940	$144,743	3,029	6.8%	4.4

Acquired performing loans(G)(I)	$2,100,079	$2,112,181	12,575	3.4%	11.0
Acquired non-performing loans	160,098.0	146,370	1	4.8%	5.6
Originated loans	11,403,519	11,714,006	13,538	3.0%	27.7
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$13,663,696	$13,972,557	27,113	3.1%	24.9
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
(E)Represents a 70% participation interest we hold in a portfolio of reverse mortgage loans. The average loan balance outstanding based on total UPB was $0.6 million. Approximately 54% of these loans outstanding have reached a termination event. As a result of the termination event, each such loan has matured and the borrower can no longer make draws on these loans.
(F)FICO scores are not used in determining how much a borrower can access via a reverse mortgage loan.

(G)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(H)As of September 30, 2021, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (I) below.
(I)Includes $981.3 million and $101.6 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At September 30, 2021 and December 31, 2020, the Company pledged mortgage loans with a carrying value of approximately $13.8 billion and $4.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements are subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 11 to our Consolidated Financial Statements for further information regarding financing of our mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of September 30, 2021 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans	$486,350	58.9%	41.1%	75,391	688	17.6%	12.9%	200	3.2	1.1%	0.8%	1.2%	22.6%	4.4%
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

Single-Family Rental (“SFR”) Portfolio

As of September 30, 2021 our SFR portfolio consisted of approximately 1,882 units with an aggregate carrying value of $403.7 million, up from 1,155 units with an aggregate carrying value of $227.6 million as of June 30, 2021. During the three months ended September 30, 2021 and June 30, 2021, we acquired approximately 727 and 530 SFR units, respectively.

TAXES

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT we generally pay no federal or state and local income tax on assets that qualify under the REIT requirements if we distribute out at least 90% of the current taxable income generated from these assets.

We hold certain assets, including Servicer Advance Investments and MSRs, in taxable REIT subsidiaries (“TRSs”) that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program, servicing, origination, and services businesses through TRSs.

As our operating investments continue to grow and become a larger component of our total consolidated income, we anticipate income subject to tax will increase, along with a corresponding increase in tax expense and our consolidated effective tax rate.

At September 30, 2021, we recorded a net deferred tax liability of $407.6 million, including $280.0 million of deferred tax liability recorded as part of the purchase price allocation related to the Caliber acquisition (Note 1). Our net deferred tax liability of $407.6 million is primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us, as well as, deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held in within taxable entities.

For the three months and nine months ended September 30, 2021, we recognized deferred tax expense of $27.3 million and $119.5 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of September 30, 2021, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2020.

The outbreak of the novel coronavirus pandemic around the globe continues to adversely impact the U.S. and world economies and has contributed to significant volatility in global financial and credit markets. The impact of the outbreak has evolved rapidly. The major disruptions caused by COVID-19 significantly slowed many commercial activities in the U.S., resulting in a rapid rise in unemployment claims, reduced business revenues and sharp reductions in liquidity and the fair value of many assets, including those in which we invest. The ultimate duration and impact of the COVID-19 pandemic and response thereto remains uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 and the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$398,645	$388,858	$1,168,431	$1,390,042	$9,787	$(221,611)
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(287,318), $(297,778), $(924,766) and $(1,135,515), respectively)	(195,623)	(417,983)	(421,332)	(1,731,378)	222,360	1,310,046
Servicing revenue, net	203,022	(29,125)	747,099	(341,336)	232,147	1,088,435
Interest income	190,633	201,762	593,342	622,224	(11,129)	(28,882)
Gain on originated mortgage loans, held-for-sale, net	566,761	286,885	1,257,094	966,813	279,876	290,281
	960,416	459,522	2,597,535	1,247,701	500,894	1,349,834
Expenses
Interest expense	129,928	106,539	355,372	463,786	23,389	(108,414)
General and administrative expenses	245,071	205,668	647,244	546,939	39,403	100,305
Compensation and benefits	324,545	194,730	717,919	412,402	129,815	305,517
Management fee to affiliate	24,315	23,677	70,154	66,682	638	3,472
	723,859	530,614	1,790,689	1,489,809	193,245	300,880
Other Income (Loss)
Change in fair value of investments	11,112	229,900	1,224	(123,314)	(218,788)	124,538
Gain (loss) on settlement of investments, net	(98,317)	(78,611)	(188,919)	(968,995)	(19,706)	780,076
Other income (loss), net	59,266	30,044	79,696	(39,766)	29,222	119,462
	(27,939)	181,333	(107,999)	(1,132,075)	(209,272)	1,024,076
Impairment
Provision (reversal) for credit losses on securities	(2,370)	(1,756)	(5,020)	15,166	(614)	(20,186)
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	8,748	(32,652)	(42,617)	118,504	41,400	(161,121)
	6,378	(34,408)	(47,637)	133,670	40,786	(181,307)
Income (Loss) Before Income Taxes	202,240	144,649	746,484	(1,507,853)	57,591	2,254,337
Income tax expense (benefit)	31,559	(1,077)	128,741	(48,647)	32,636	177,388
Net Income (Loss)	$170,681	$145,726	$617,743	$(1,459,206)	$24,955	$2,076,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	9,001	10,053	28,448	34,118	(1,052)	(5,670)
Dividends on preferred stock	15,533	14,358	44,249	39,938	1,175	4,311
Net Income (Loss) Attributable to Common Stockholders	$146,147	$121,315	$545,046	$(1,533,262)	$24,832	$2,078,308

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$384,953	$344,256	$1,069,544	$1,249,504	$40,697	$(179,960)
Ancillary and other fees	13,692	44,602	98,887	140,538	(30,910)	(41,651)
Servicing fee revenue and fees	398,645	388,858	1,168,431	1,390,042	9,787	(221,611)
Change in fair value due to:
Realization of cash flows	(287,318)	(297,778)	(924,766)	(1,135,515)	10,460	210,749
Change in valuation inputs and assumptions(A)	147,233	(115,986)	573,213	(598,226)	263,219	1,171,439
Change in fair value of derivative instruments	(41,365)	8,624	(41,564)	—	(49,989)	(41,564)
(Gain) loss realized	(739)	(15,150)	(17,088)	2,363	14,411	(19,451)
Gain (loss) on settlement of derivative instruments	(13,434)	2,307	(11,127)	—	(15,741)	(11,127)
Servicing revenue, net	$203,022	$(29,125)	$747,099	$(341,336)	$232,147	$1,088,435
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$140,736	$(227,002)	$454,521	$(551,793)	$367,738	$1,006,314
Changes in discount rates	—	113,305	113,305	9,245	(113,305)	104,060
Changes in other factors	6,497	(2,289)	5,387	(55,678)	8,786	61,065
Change in valuation and assumptions	$147,233	$(115,986)	$573,213	$(598,226)	$263,219	$1,171,439

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2021	June 30, 2021	September 30, 2020	QoQ Change	YoY Change
GSE	$374,945.6	$269,342.7	$329,633.7	$105,602.9	$45,311.9
Non-Agency	68,903.6	70,711.1	74,695.1	(1,807.5)	(5,791.5)
Ginnie Mae	105,975.4	58,509.6	57,290.6	47,465.8	48,684.8
Total	$549,824.6	$398,563.4	$461,619.4	$151,261.2	$88,205.2

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Servicing revenue, net increased $232.1 million primarily driven by (i) a $197.5 million net change from negative to positive mark-to-market adjustments, and (ii) a $10.5 million net decrease in realization of cash flows consisting of a $50.3 million decrease in the realization of cash flows related to MSRs held at June 30, 2021 and a $39.8 million increase related to the acquisition of Caliber. The positive mark-to-market adjustments of $147.2 million for the three months ended September 30, 2021 were primarily driven by changes in assumptions related to prepayment rates.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Servicing revenue, net increased $1.09 billion primarily driven by (i) a $1.12 billion net change from negative to positive mark-to-market adjustments as a result of slower prepayment rates, lower delinquency rates, and a decrease in discount rates, and (ii)

a $210.7 million decrease in realization of cash flows as a result of slower prepayment rates. The increase was partially offset by (iii) a $221.6 million decrease in servicing fee revenue and fees from portfolio runoff.

Interest Income

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Interest income decreased by $11.1 million quarter over quarter primarily driven by (i) a $45.5 million decrease in interest income attributable to a smaller average agency bond portfolio for the third quarter due to sale of approximately $4.5 billion to fund the Caliber acquisition, partially offset by (ii) a $17.9 million increase from our operating businesses largely related to funded loans pending sale, including the impact from the Caliber acquisition during the third quarter of 2021, and (iii) a $14.4 million increase in interest income at our corporate segment related to commercial loans with an affiliate of our manager.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest income decreased $28.9 million year over year driven by (i) a $38.4 million decrease in interest income related to a smaller average agency and non-agency bond portfolio, (ii) a $58.1 million decrease attributable to a decline in our loan portfolio and tightening of interest rates on residential mortgage loans and consumer loans, partially offset by (iii) a $53.2 million increase from our operating businesses, including the impact from the Caliber acquisition during the third quarter of 2021, and (iv) a $14.4 million increase in interest income at our corporate segment related to commercial loans with an affiliate of our manager.

Gain on Originated Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020
Direct to Consumer	3.99%	3.83%	4.02%	4.44%
Retail / Joint Venture	3.80%	4.81%	4.02%	3.70%
Wholesale	1.04%	0.95%	1.21%	2.29%
Correspondent	0.32%	0.25%	0.30%	0.66%
	1.61%	1.31%	1.47%	2.01%

The following table provides loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$6,425	$6,404	$18,502	$8,571	$21	$9,931
Retail / Joint Venture	5,556	1,007	7,613	2,789	4,549	4,824
Wholesale	4,476	2,413	9,561	4,893	2,063	4,668
Correspondent	18,017	13,656	49,491	21,494	4,361	27,997
Total Production by Channel	$34,474	$23,480	$85,167	$37,747	$10,994	$47,420

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Gain on originated mortgage loans, held-for-sale, net increased $279.9 million primarily driven by the addition of the Caliber platform during the third quarter of 2021 and contributions from the higher margin Retail / Joint Venture channel. Gain on sale margin for the three months ended September 30, 2021 was 1.61%, 30 bps higher than 1.31% for the prior quarter. For the third quarter of 2021, loan origination volume was $34.5 billion, up from $23.5 billion in the prior quarter. Production in all four channels increased quarter over quarter given origination contributions attributable to the acquisition of Caliber.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Gain on originated mortgage loans, held-for-sale, net increased primarily driven by higher volume across all channels as well as the addition of Caliber during the third quarter. For the first nine months of 2021, loan origination volume was $85.2 billion, up from $37.7 billion in the prior year.

Interest Expense

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Interest expense increased by $23.4 million quarter over quarter primarily attributable to (i) a $24.9 million increase in interest expense attributable to the Origination segment (Newrez and Caliber), partially offset by (ii) a $4.3 million decrease in interest expense on a smaller bond portfolio owned during the third quarter of 2021 related to sales of agency bonds to fund the Caliber acquisition.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Interest expense decreased $108.4 million year over year primarily attributable to (i) a $102.6 million decrease related to a smaller portfolio of bonds owned in 2021, (ii) a $19.3 million decrease in interest expense on our residential mortgage loans and consumer loans driven by decreases in interest rates and portfolio sizes, partially offset by (iii) a $13.5 million increase in interest expense related to our growing Origination business at Newrez and Caliber.

Management Fee to Affiliate

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Management fee to affiliate increased $0.6 million as a result of capital raises subsequent to June 30, 2021.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Management fee to affiliate increased $3.5 million as a result of capital raises subsequent to September 30, 2020.

General and Administrative Expenses

General and Administrative Expenses consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Legal and professional	$29,419	$18,587	$66,225	$63,798	$10,832	$2,427
Loan origination	52,481	44,916	137,642	59,462	7,565	78,180
Occupancy	18,612	10,221	39,183	26,195	8,391	12,988
Subservicing	74,156	77,960	234,599	277,367	(3,804)	(42,768)
Loan servicing	3,976	4,627	13,282	23,313	(651)	(10,031)
Property and maintenance	19,331	15,755	47,216	26,855	3,576	20,361
Other miscellaneous general and administrative	47,096	33,602	109,097	69,949	13,494	39,148
General and administrative expenses	$245,071	$205,668	$647,244	$546,939	$39,403	$100,305
Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

General and administrative expenses increased $39.4 million quarter over quarter, this increase was primarily attributable to the Caliber acquisition which reflected an additional $14.1 million of loan origination expense, $13.8 million of occupancy/office expenses, $4.4 million of legal and professional fees, and $5.5 million of marketing expenses.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

General and administrative expenses increased $100.3 million year over year. Of this increase, the Caliber acquisition contributed a total of $42.5 million of general and administrative during the third quarter, growth in Guardian Asset Management’s inspection and property management contracts contributed $20.3 million of the increase, and the remaining increase is attributed to growth in loan origination and servicing volumes which drove higher general and administrative expenses. For the nine months ended September 30, 2021, our operating platform funded $85.2 billion in origination volume compared to $37.7 billion for the prior year. On the servicing side, we serviced $475.8 billion in UPB as of September 30, 2021 compared to $287.2 billion UPB of servicing volume as of September 30, 2020.

Compensation and Benefits

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Compensation and benefits increased $129.8 million quarter over quarter primarily driven by $141.8 million of payroll and benefits attributable to the Caliber acquisition in August 2021.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Compensation and benefits increased $305.5 million year over year largely due to continued growth in headcount within our operating companies. As of September 30, 2021, headcount within our operating companies totaled 12,749 employees compared to 5,105 as of September 30, 2020. The completion of the Caliber acquisition in August 2021 added 7,039 employees and resulted in $141.8 million of incremental compensation and benefits for 2021 compared to the prior year.

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Excess MSRs	$(4,837)	$(4,211)	$(13,666)	$(11,773)	$(626)	$(1,893)
Excess MSRs, equity method investees	(1,176)	(568)	1,421	(2,902)	(608)	4,323
Servicer advance investments	(1,662)	(4,502)	(6,535)	431	2,840	(6,966)
Real estate and other securities	5,538	156,792	(336,009)	(531)	(151,254)	(335,478)
Residential mortgage loans	(26,432)	121,242	154,984	(108,306)	(147,674)	263,290
Consumer loans held-for-investment	(5,708)	(1,626)	(13,338)	(4,446)	(4,082)	(8,892)
Derivative instruments	45,389	(37,227)	214,367	4,213	82,616	210,154
Change in fair value of investments	$11,112	$229,900	$1,224	$(123,314)	$(218,788)	$124,538

Change in Fair Value of Excess MSRs

Change in Fair Value of Excess MSRs consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$375	$(1,477)	$4,435	$1,650	$1,852	$2,785
Changes in discount rates	—	—	—	(365)	—	365
Changes in other factors	(5,212)	(2,734)	(18,101)	(13,058)	(2,478)	(5,043)
Change in fair value of Excess MSRs	$(4,837)	$(4,211)	$(13,666)	$(11,773)	$(626)	$(1,893)

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

The negative mark-to-market fair value adjustments during the three months ended September 30, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates, slightly offset by decreased prepayment speeds. The negative mark-to-market fair value adjustments during the three months ended June 30, 2021 were mainly driven by increases in delinquency rates and reduced recapture rates. Additionally, decreased interest rates and increased prepayment speeds further drove the negative marks.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The negative mark-to-market fair value adjustments during the nine months ended September 30, 2021 were mainly driven by increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. This was partially offset by favorable changes in interest rates and prepayment speeds. The negative mark-to-market fair value adjustments during the nine months ended September 30, 2020 were mainly driven by increases in delinquency rates and higher discount rates. This was partially offset by increased interest rates and decreased prepayment speeds.

Change in Fair Value of Excess MSRs, Equity Method Investees

Change in Fair Value of Excess MSRs, Equity Method Investees consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$31	$(377)	$728	$(52)	$408	$780
Changes in discount rates	—	—	—	(82)	—	82
Changes in other factors	(1,207)	(191)	693	(2,768)	(1,016)	3,461
Total	$(1,176)	$(568)	$1,421	$(2,902)	$(608)	$4,323

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

The negative mark-to-market fair value adjustments during the three months ended September 30, 2021 were due to increases in delinquency rates in our conventional, agency, and PLS excess mortgage servicing rights pools and reduced recapture rates. The negative mark-to-market fair value adjustments during the three months ended June 30, 2021 were mainly driven by decreased interest rates and increased prepayment speeds.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The positive mark-to-market fair value adjustments during the nine months ended September 30, 2021 were mainly driven by favorable changes in interest rates and prepayment speeds. The negative mark-to market adjustments during the nine months ended September 30, 2020 were mainly driven by increasing delinquency rates and reduced recapture rates.

Change in Fair Value of Servicer Advance Investments

Changes in Fair Value of Servicer Advance Investments consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Changes in interest and prepayment rates	$261	$(1,000)	$(727)	$(1,869)	$1,261	$1,142
Changes in discount rates	—	—	—	2,219	—	(2,219)
Changes in other factors	(1,923)	(3,502)	(5,808)	81	1,579	(5,889)
Total	$(1,662)	$(4,502)	$(6,535)	$431	$2,840	$(6,966)

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

The negative mark-to-market adjustments during the three months ended September 30, 2021 were driven by the Advance/UPB ratio which increased resulting in less advance recoveries. The negative mark-to-market adjustments during the three months ended June 30, 2021 were driven by increased prepayment speeds resulting in a decrease in the UPB for the loans underlying the advances. Additionally, during the second quarter of 2021, the advance to UPB ratio increased resulting in less advance recoveries

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The negative mark-to-market adjustments during the nine months ended September 30, 2021 were driven by increased prepayment speeds resulting in decreased UPB for the loans underlying the advances. Additionally, the Advance/UPB ratio increased as a result of the underlying loans under forbearance. This resulted in less advance recoveries which drove negative mark-to-market adjustments. The positive mark-to-market adjustments during the nine months ended September 30, 2020 were mainly driven by a decrease in the discount rates that caused the fair value to increase.

Change in Fair Value of Real Estate and Other Securities

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Change in fair value of investments in real estate securities decreased $151.3 million primarily driven by unfavorable changes in Agency valuation inputs including a slight increase in interest rates. These items were partially offset by favorable adjustments in Non-Agency securities due to lower projected prepayments and credit default rates.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Change in fair value of investments in real estate securities decreased $335.5 million primarily driven by a decrease in observable prices of Agency securities due to higher interest rates.

Change in Fair Value of Residential Mortgage Loans

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Change in fair value of investments in residential mortgage loans decreased $147.7 million primarily due to (i) a $84.5 million decrease in valuation inputs and assumptions largely driven by an increase in interest rates at the end of the quarter and (ii) a $63.2 million increase in realization of gain through loan sales and securitizations, decreasing the unrealized gain position.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Change in fair value of investments in residential mortgage loans increased $263.3 million primarily due to (i) a $378.4 million increase related to changes in valuation inputs and assumptions attributable to favorable changes in estimates regarding the economic outlook, partially offset by (ii) a $115.1 million increase in realization of gain through loan sales and securitizations, decreasing unrealized gain position.

Change in Fair Value of Consumer Loans Held-for-Investment

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Change in fair value of consumer loans decreased $4.1 million primarily due to changes in inputs and assumptions, including higher prepayment rates and lower recoveries.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Change in fair value of consumer loans decreased $8.9 million primarily due to changes in inputs and assumptions, including higher prepayment rates.

Change in Fair Value of Derivative Instruments

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Change in fair value of derivative instruments increased $82.6 million on interest rate swaps due to favorable changes in inputs and assumptions driven by higher interest rates.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Change in fair value of derivative instruments increased $210.2 million on interest rate swaps due to favorable changes in inputs and assumptions driven by higher interest rates.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Sale of real estate securities	$(63,809)	$(24,708)	$(89,500)	$(753,551)	$(39,101)	$664,051
Sale of acquired residential mortgage loans	66,807	19,198	116,404	(8,343)	47,609	124,747
Settlement of derivatives	(73,978)	(51,562)	(152,913)	(133,099)	(22,416)	(19,814)
Liquidated residential mortgage loans	(6,497)	(268)	(5,868)	2,546	(6,229)	(8,414)
Sale of REO	371	(239)	(3,814)	2,632	610	(6,446)
Extinguishment of debt	—	89	83	(64,795)	(89)	64,878
Other	(21,211)	(21,120)	(53,311)	(14,385)	(91)	(38,926)
	$(98,317)	$(78,610)	$(188,919)	$(968,995)	$(19,707)	$780,076

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Loss on settlement of investments, net increased $19.7 million primarily due to (i) a $39.1 million increase in losses on Agency security sales during the third quarter, (ii) a $22.4 million increase in losses on derivatives, (iii) a decrease of $16.6 million on gains on MSR’s, partially offset by (iv) a $41.4 million increase in gains on mortgage loan sales related to the NPL sale at the beginning of the quarter, and (v) a $29.3 million decrease in losses on advance receivables at Newrez from the second quarter.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Loss on settlement of investments, net decreased $780.1 million primarily attributable to a large reduction in our Agency and Non-Agency RMBS portfolio in the first half of 2020 in order to generate liquidity and de-risk our balance sheet in response to the onset of COVID-19 related market factors. We realized significant losses due to the timing of the bond sales.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2020	QoQ Change	YoY Change
Unrealized gain (loss) on secured notes and bonds payable	$4,029	$5,638	$5,245	$535	$(1,609)	$4,710
Unrealized gain (loss) on contingent consideration	(478)	—	(886)	(5,949)	(478)	5,063
Unrealized gain (loss) on equity investments	10,546	(1,834)	5,929	(52,413)	12,380	58,342
Gain (loss) on transfer of loans to REO	(699)	2,790	3,412	5,010	(3,489)	(1,598)
Gain (loss) on transfer of loans to other assets	(37)	44	(14)	(773)	(81)	759
Gain (loss) on Ocwen common stock	(489)	1,725	1,050	221	(2,214)	829
Provision for servicing losses	(3,347)	(16,643)	(26,148)	(19,764)	13,296	(6,384)
Bargain Purchase Gain	3,497	—	3,497	—	3,497	3,497
Rental and ancillary revenue	19,072	14,195	39,094	17,851	4,877	21,243
Property and maintenance revenue	28,755	25,104	73,765	45,495	3,651	28,270
Other income (loss)	(1,583)	(975)	(25,248)	(29,979)	(608)	4,731
	$59,266	$30,044	$79,696	$(39,766)	$29,222	$119,462

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Other income increased $29.2 million primarily due to (i) a $13.3 million decrease in provision for servicing losses at Newrez, (ii) a $10.6 million favorable mark-to-market adjustment on certain preferred stock and warrants carried at fair value, (iii) a $4.9 million increase in rental and ancillary revenue from single-family rental properties attributable to an increase in property purchases during the third quarter, (iv) a $3.7 million increase in property and maintenance revenue at Guardian Asset Management, and (v) a $3.5 million bargain purchase gain attributable to the Caliber acquisition.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Other income increased $119.5 million primarily due to (i) a $42.2 million reduction in the unrealized loss on an equity investment in a commercial redevelopment project, which was written down during the early part of 2020 and $10.2 million of lower unrealized losses on other equity investments throughout the year, (ii) a $28.3 million increase in property and maintenance revenue at Guardian Asset Management attributable to continued growth in operations, (iii) a $21.2 million increase in rental and related revenue from single-family rental properties attributable to continued property purchases, (iv) a $10.6 million favorable mark-to-market adjustment on certain preferred stock and warrants carried at fair value, (v) a $4.7 million increase in favorable change in unrealized gain on secured notes and bonds payable, (vi) a $5.1 million decrease in contingent consideration accounted for at fair value, (vii) a $3.5 million bargain purchase gain attributable to the Caliber acquisition, partially offset by (viii) a $6.3 million increase in provision for servicing losses at Newrez.

Provision (Reversal) for Credit Losses on Securities

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

The reversal for credit losses on securities increased $0.6 million driven by improved credit spreads on Non-Agency RMBS.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The reversal for credit losses on securities increased $20.2 million primarily due to an increase in fair values on Non-Agency RMBS purchased with existing credit impairment driven by continued improvements in macroeconomic forecasts and outlook.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

The valuation and credit loss provision on loans and real estate owned increased $41.4 million driven by (i) a $38.0 million decrease in reversal of impairment driven by higher projected prepayment rates, and (ii) a $3.4 million increase of impairment on certain REOs.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

The valuation and credit loss reversal on loans and real estate owned increased $161.1 million driven by (i) a $160.6 million increase in reversal of impairment on residential mortgage loans due to lower delinquency rates and improved performance, and (ii) a $0.5 million increase in reversal of impairment on certain REOs with an increase in home prices.

Income Tax Expense (Benefit)

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Income tax expense increased $32.6 million, primarily driven by changes in the fair value of MSRs, loans, and swaps held within taxable entities.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Income tax expense increased $177.4 million. The tax benefit for the prior year primarily reflected deferred tax benefits resulting from changes in the fair value of loans and MSRs, partially offset by deferred tax expense generated from income in our servicing and origination business segments.

Noncontrolling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Noncontrolling interests in income of consolidated subsidiaries increased $1.1 million primarily due to (i) a $2.4 million of higher income within the Consumer Loan Companies, which are 46.5% owned by third parties, partially offset by (ii) $1.5 million of lower income recognized by third parties’ due to a reduction in ownership in Advance Purchaser LLC during the third quarter.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Noncontrolling interests in income of consolidated subsidiaries decreased by $5.7 million primarily attributable to (i) a $4.2 million decrease related to interest income and fair value adjustments at our Consumer Loan Companies, which are 46.5% owned by third parties, (ii) a $0.8 million increase related to Advance Purchaser LLC, which we own an 89.3% interest in, and (iii) a $0.8 million increase from the Shelter JVs, driven by higher earnings from originations during 2021.

Dividends on Preferred Stock

The table below summarizes preferred stock:

				Dividends Declared Per Share and Amount(A)
	Number of Shares			Three Months Ended				Nine Months Ended September 30,
Series	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021		June 30, 2021		2021		2020
Series A, 7.50% issued July 2019	6,210	6,210	6,210	$0.47	$2,911	$0.47	$2,911	$1.41	$8,733	$1.41	$8,733
Series B, 7.125% issued August 2019	11,300	11,300	11,300	0.45	5,032	0.45	5,032	1.34	15,096	1.34	15,096
Series C, 6.375% issued February 2020	16,100	16,100	16,100	0.40	6,415	0.40	6,415	1.20	19,245	1.20	16,109
Series D, 7.00%, issued September 2021	18,600	—	—	0.28	1,175	—	—	0.28	1,175	—	—
Total	52,210	33,610	33,610	$1.60	$15,533	$1.32	$14,358	$4.23	$44,249	$3.95	$39,938
(A)The Series D dividends declared represents the amount accrued at September 30, 2021.

Three months ended September 30, 2021 compared to the three months ended June 30, 2021.

Dividends on preferred stock increased $1.2 million to $15.5 million due to the issuance of Preferred Series D shares in mid-September 2021.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Dividends on preferred stock increased $4.3 million to $44.2 million due to the issuance of Preferred Series D shares in mid-September 2021 as well as the issuance of the Preferred Series C shares in mid-February 2020.

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

Our primary uses of funds are the payment of interest, management fees, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at September 30, 2021 was $1,366.7 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez, and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2021, approximately $1,166.4 million of our cash and cash equivalents were held at NRM, Newrez, and Caliber, of which $971.0 million were in excess of regulatory liquidity requirements. NRM, Newrez, and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2021, we had outstanding secured financing agreements with an aggregate face amount of approximately $22.8 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $3.9 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

While market volatility attributable to COVID-19 has subsided since its onset in 2020, it is possible that volatility may increase again, and our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our assets that cover the outstanding borrowings.

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

Debt Obligations

The following table presents certain information regarding our debt obligations (dollars in thousands):

	September 30, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$12,923,024	$12,919,922	Oct-21 to Sep-25	2.01%	0.8	$13,774,859	$13,775,860	$13,803,756	23.9	$4,039,564
Agency RMBS(D)	8,956,064	8,956,064	Oct-21 to Jan-22	0.16%	0.1	8,876,431	9,158,455	9,321,370	6.6	12,682,427
Non-Agency RMBS(E)	723,486	723,486	Oct-21 to Dec-21	2.52%	0.0	13,927,317	905,336	987,803	3.3	817,209
Real Estate Owned(G)(H)	160,512	160,513	Oct-21 to Sep-25	2.91%	1.2	N/A	230,128	224,580	4.5	8,480
Total Secured Financing Agreements	22,763,086	22,759,985		1.31%	0.5					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	248,061	248,061	Aug-25	3.74%	3.9	84,829,582	281,142	348,080	6.3	275,088
MSRs(J)	3,629,810	3,617,850	Mar-22 to Jul-26	3.69%	3.2	531,851,913	6,029,066	6,477,289	6.1	2,691,791
Servicer Advance Investments(K)	381,286	380,420	Apr-22 to Dec-22	1.30%	1.1	408,085	453,442	472,004	6.0	423,144
Servicer Advances(K)	2,347,819	2,342,335	Nov-21 to Sep-23	2.34%	1.4	2,796,796	2,782,622	2,782,622	0.7	2,585,575
Residential Mortgage Loans(L)	1,170,838	1,162,080	Sep-22 to Jul-43	2.10%	3.6	1,192,146	1,311,940	1,313,998	20.0	1,039,838
Consumer Loans(M)	492,999	497,346	Sep-37	2.04%	3.6	485,966	496,573	547,548	3.3	628,759
Total Secured Notes and Bonds Payable	8,270,813	8,248,092		2.87%	2.7					7,644,195
Total/ Weighted Average	$31,033,899	$31,008,077		1.72%	1.1					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)These secured financing agreements had approximately $65.7 million of associated accrued interest payable as of September 30, 2021.
(D)All Agency RMBS repurchase agreements have a fixed rate. Collateral carrying value includes $341.8 million margin receivable.
(E)All Non-Agency RMBS secured financing agreements have LIBOR-based floating interest rates. This also includes repurchase agreements and related collateral of $12.3 million and $16.5 million, respectively, on retained bonds collateralized by Agency MSRs. Collateral carrying value includes $2.4 million margin receivable.
(F)Includes $266.4 million of repurchase agreements which bear interest at a fixed rate of 4.0%. All remaining repurchase agreements have LIBOR-based floating interest rates.
(G)All repurchase agreements have LIBOR-based floating interest rates.

(H)Includes financing collateralized by receivables including claims from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee as well as $152.6 million of financing collateralized by a portion of our single family rental portfolio.
(I)Includes $248.1 million of corporate loans which bear interest at a fixed rate of 3.7%.
(J)Includes $1.3 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.8% to 4.5%; $99.9 million of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin of 3.9%; and $2.2 billion of capital markets notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables that secure these notes.
(K)$1.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 1.9%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(L)Represents (i) a $5.8 million note payable to Mr. Cooper which includes a $1.6 million receivable from government agency and bears interest equal to one-month LIBOR plus 2.9%, (ii) $30.4 million face amount of SAFT 2013-1 mortgage-backed securities issued with a fixed interest rate of 3.8% (see Note 12 for fair value details), (iii) $46.5 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6% (see Note 12 for fair value details), (iv) $232.2 million of bonds held by third parties which bear interest at a fixed rate ranging from 3.6% to 5.0%, (v) a $105.8 million note payable collateralized by SFR with a fixed interest rate of 2.75%, and (vi) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate mortgage loans which bears interest equal to one-month LIBOR plus 1.13% (refer to Note 13 for further discussion).
(M)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $440.0 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $22.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following table provides additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2021
	Outstanding Balance at September 30, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,956,064	$12,786,907	$18,667,907	0.19%
Non-Agency RMBS	723,486	748,301	1,300,470	3.17%
Residential mortgage loans	8,922,426	9,055,124	11,608,298	1.90%
Real estate owned	6,006	9,923	24,133	2.65%
Secured Notes and Bonds Payable
MSRs	366,360	215,328	716,360	3.39%
Servicer advances	744,193	643,959	928,259	1.94%
Residential mortgage loans	5,834	5,821	5,888	3.06%
Total/weighted average	$19,724,369	$23,465,363	$33,251,315	1.20%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2021	June 30, 2021	December 31, 2020	September 30, 2020
Secured Financing Agreements
Agency RMBS	$10,098,123	$15,169,877	$13,833,811	$11,391,397
Non-Agency RMBS	715,802	724,014	806,260	447,824
Residential mortgage loans	4,879,365	4,622,809	4,552,293	3,655,906
Real estate owned	9,923	19,294	2,282	2,581
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On May 19, 2020, we, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In August 2020, we made a $51.0 million prepayment on the 2020 Term Loan. As a result, we recorded a $5.7 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of our common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of September 30, 2021, the weighted average exercise price was $6.58 per share.

On September 16, 2020, we, as borrower, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2020 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us. We used the net proceeds from the offering, together with cash on hand, to prepay and retire our then-existing 2020 Term Loan and to pay related fees and expenses. As a result, we recorded a $61.1 million loss on extinguishment of debt, representing a write-off of unamortized debt issuance costs and original issue discount.

The 2025 Senior Notes mature on October 15, 2025 and we may redeem some or all of the 2025 Senior Notes at our option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

Prior to October 15, 2022, we will be entitled at its option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

For additional information on our debt activities, see Note 11 to our Consolidated Financial Statements.

Maturities

Our debt obligations as of September 30, 2021, as summarized in Note 11 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2021	$—	$13,742,872	$13,742,872
2022	1,432,049	6,338,673	7,770,722
2023	1,365,913	3,245,451	4,611,364
2024	750,000	952,951	1,702,951
2025	232,200	2,141,348	2,373,548
2026 and thereafter	569,976	812,466	1,382,442
	$4,350,138	$27,233,761	$31,583,899
(A)Includes secured notes and bonds payable of $4.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $22.8 billion and $4.4 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.9% and 27%, respectively, and for residential mortgage loans and REO were 6% and 29%, respectively, during the nine months ended September 30, 2021.

Borrowing Capacity

The following table represents our borrowing capacity as of September 30, 2021 (in thousands):

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,379,092	$1,999,295	$2,379,797
New loan origination	21,103,010	11,834,240	9,268,770
Secured Notes and Bonds Payable
Excess MSRs	286,380	248,061	38,319
MSRs	4,685,450	3,629,810	1,055,640
Servicer advances	4,554,990	2,729,105	1,825,885
Residential mortgage loans	200,000	105,825	94,175
	$35,208,922	$20,546,336	$14,662,586
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2021.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2021	December 31, 2020	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2021	2020	2021	2020
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	16,100	16,100	402,500	3.15%	389,548	0.40	0.40	1.20	1.20
Series D, 7.00%, issued September 2021(D)	18,600	—	465,000	3.15%	449,506	0.28	—	0.28	—
Total	52,210	33,610	$1,305,250		$1,262,498	$1.60	$1.32	$4.23	$3.95
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

Our Series A, Series B, Series C, and Series D rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Series A, Series B, Series C, and Series D with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Series A, Series B, Series C, and Series D have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A, Series B, Series C, and Series D are convertible to shares of our common stock.

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020, and September 17, 2021 but excluding August 15, 2024, February 15, 2025, and November 15, 2026, holders of shares of our Series A, Series B, Series C, and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375%, and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594, and $1.750 per annum per share), respectively, and from and including August 15, 2024 and February 15, 2025, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802%, 5.640%, and 4.969% per annum, for our Series A, Series B, and Series C, respectively. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C, and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Series A and Series B will not be redeemable before August 15, 2024, the Series C will not be redeemable before February 15, 2025, and the Series D will not be redeemable before November 15, 2026 except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024 for the Series A and Series B, February 15, 2025 for the Series C, and November 15, 2026 for the Series D we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A, Series B, Series C, and Series D in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

Common Stock

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of September 30, 2021.

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

On April 14, 2021, we priced our underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share. We used the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the Caliber acquisition.

On May 19, 2021, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2021.

On September 14, 2021, we priced our underwritten public offering of 17,000,000 of our 7.00% fixed-rate reset series D cumulative redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $449.5 million. The offering closed on September 17, 2021. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 2,550,000 shares of preferred stock at a price of $24.2125 per share. On September 22, 2021, the underwriters exercised their option, in part, to purchase an additional 1,600,000 shares of preferred stock. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to approximately 1.9 million shares of our common stock at $10.89 per share.

As of September 30, 2021, our outstanding options had a weighted average exercise price of $14.15. Our outstanding options as of September 30, 2021 were summarized as follows:

Held by the Manager	18,700,175
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	2,753,980
Issued to the independent directors	6,000
Total	21,460,155

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

The table below summarize common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
June 30, 2020	July 2020	$0.10
September 30, 2020	October 2020	0.15
December 31, 2020	January 2021	0.20
March 31, 2021	April 2021	0.20
June 30, 2021	July 2021	0.20
September 30, 2021	October 2021	0.25

Cash Flow

Operating Activities

Net cash flows used in operating activities decreased approximately $2.6 billion for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Operating cash flows for the nine months ended September 30, 2021 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale of $89.7 billion, servicing fees received of $1.1 billion, net recoveries of servicer advances receivable of $303.8 million, and net interest income received of $272.7 million. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale of $5.8 billion, originations of $84.6 billion, management fees paid to the Manager of $69.4 million, income taxes paid of $20.7 million, subservicing fees paid of $235.2 million and other outflows of approximately $1.4 billion including general and administrative costs, compensation and benefits, and loan servicing fees. The $748.8 million net proceeds on residential mortgage loans, held for sale, were primarily used to pay down debt facilities classified in financing activities below.

Investing Activities

Cash flows provided by (used in) investing activities were $2.8 billion for the nine months ended September 30, 2021. Investing activities consisted primarily of the acquisition of real estate securities, funding of servicer advances, the Caliber acquisition, net of proceeds from the sale of real estate securities, principal repayments from Servicer Advance Investments, MSRs, real estate securities, loans.

Financing Activities

Cash flows provided by (used in) financing activities were approximately $(1.6) billion during the nine months ended September 30, 2021. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net returns of margin under secured financing agreements and derivatives, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.0 billion. As of September 30, 2021, there was $11.4 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We did not have any other off-balance sheet arrangements as of September 30, 2021. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the entities described above. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment and do not intend to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2021 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2021:

•Derivatives – as described in Note 10 to our Consolidated Financial Statements, we have altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 11 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 15 and 18 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2021, if any. As described in Note 15, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $250.1 million of unfunded and available revolving credit privileges as of September 30, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion.

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

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform, and it appears likely that LIBOR will be phased out or the methodology for determining LIBOR will be modified by 2021. We currently have agreements that are indexed to LIBOR and are monitoring related reform proposals and evaluating the related risks; however, it is not possible to predict the effects of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. See Part I, Item 1A, Risk Factors-Risks Related to Our Business-Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	September 30, 2021	December 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+325.0	+191.0
+25bps	+181.3	+98.0
-25bps	-181.3	-98.0
-50bps	-370.0	-199.0

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

	September 30, 2021	December 31, 2020
Mortgage basis change (bps)	Estimated Change in Fair Value (in millions)
+20bps	+109.6	-10.6
+10bps	+54.8	-5.3
-10bps	-54.8	+5.3
-20bps	-109.6	+10.6

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of September 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2021	$4,273,376
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,549,380	$4,405,878	$4,148,782	$4,034,277
Change in estimated fair value:
Amount	$276,004	$132,502	$(124,594)	$(239,099)
%	6.5%	3.1%	(2.9)%	(5.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,608,041	$4,431,962	$4,129,639	$3,998,479
Change in estimated fair value:
Amount	$334,665	$158,586	$(143,737)	$(274,897)
%	7.8%	3.7%	(3.4)%	(6.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,304,238	$4,288,687	$4,257,915	$4,242,519
Change in estimated fair value:
Amount	$30,862	$15,311	$(15,461)	$(30,857)
%	0.7%	0.4%	(0.4)%	(0.7)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,210,267	$4,241,826	$4,304,942	$4,336,503
Change in estimated fair value:
Amount	$(63,109)	$(31,550)	$31,566	$63,127
%	(1.5)%	(0.7)%	0.7%	1.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2021	$966,051
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,052,619	$1,007,460	$927,840	$893,085
Change in estimated fair value:
Amount	$86,568	$41,409	$(38,211)	$(72,966)
%	9.0%	4.3%	(4.0)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,008,502	$985,978	$948,245	$933,439
Change in estimated fair value:
Amount	$42,451	$19,927	$(17,806)	$(32,612)
%	4.4%	2.1%	(1.8)%	(3.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,006,594	$980,117	$926,963	$900,017
Change in estimated fair value:
Amount	$40,543	$14,066	$(39,088)	$(66,034)
%	4.2%	1.5%	(4.0)%	(6.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$954,384	$960,206	$971,849	$977,671
Change in estimated fair value:
Amount	$(11,667)	$(5,845)	$5,798	$11,620
%	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2021	$1,325,840
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,416,834	$1,369,545	$1,284,869	$1,247,160
Change in estimated fair value:
Amount	$90,994	$43,705	$(40,971)	$(78,680)
%	6.9%	3.3%	(3.1)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,464,554	$1,391,515	$1,266,308	$1,211,909
Change in estimated fair value:
Amount	$138,714	$65,675	$(59,532)	$(113,931)
%	10.5%	5.0%	(4.5)%	(8.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,364,560	$1,345,034	$1,306,427	$1,287,168
Change in estimated fair value:
Amount	$38,720	$19,194	$(19,413)	$(38,672)
%	2.9%	1.4%	(1.5)%	(2.9)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,295,151	$1,310,496	$1,341,187	$1,356,532
Change in estimated fair value:
Amount	$(30,689)	$(15,344)	$15,347	$30,692
%	(2.3)%	(1.2)%	1.2%	2.3%

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

Changes in Internal Control Over Financial Reporting

On August 23, 2021, we completed the Caliber acquisition. Management is in the process of reviewing the operations of Caliber, and implementing our internal control structure over the operations of the recently acquired entity; however, we will elect to exclude Caliber when conducting our 2021 annual evaluation of the effectiveness of internal controls over financial reporting, as permitted by applicable regulations.

Except for the preceding changes, there have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

The COVID-19 pandemic has impacted, and could further adversely impact or disrupt, our business, financial condition and results of operations, as well as the U.S. and global economy and financial markets. Continued disruptions could create widespread mortgage loan performance and business continuity and viability issues.

The COVID-19 pandemic has led to severe disruptions in the market and the global, U.S. and regional economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. In response, various governmental bodies and private enterprises have implemented numerous measures to contain the outbreak, including vaccine mandates, travel bans, quarantines and other restrictions. These measures, among others, have slowed economic activities, and have led to significant and unprecedented volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted.

In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•The pandemic could adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, employees at our origination and servicing businesses and the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” and other third-party vendors. To the extent our management or other personnel, including those of our Manager, are impacted in significant numbers by the pandemic and are not available to conduct work, our business and operating results may be negatively impacted.

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

•Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns, and the continuation of such low interest rates may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

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

•A rise in unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or defaults would have an adverse impact on the value of our RMBS and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, increased interest rates will reduce the amount of prepayments which could result in an increase in our servicer advance obligations for which we may need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•A decrease in the value of our qualifying REIT assets and other market developments resulting from COVID-19 may adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, the CFPB and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance up to an additional twelve months. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. As a result of the CARES Act forbearance requirements, we expect to experience continue elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures and the CFPB established requirements to be able to proceed with a foreclosure. Additionally, the CARES Act, and later the Centers for Disease Control and Prevention (“CDC”), imposed a nationwide temporary federal moratorium on residential evictions for nonpayment of rent. Unprecedented numbers of forbearances were requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act, the CDC, the CFPB and other governmental authorities can have a negative impact on our financial results. However, none of the programs or legislation currently offer any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. We may not be eligible for any such relief and there is no assurance that any of these relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business. During 2020, elevated prepayment activity was sufficient to cover principal and interest payment advances required under the CARES Act, however, in the future elevated prepayment activity may be insufficient to cover required principal and interest advances. The effects of the CARES Act forbearance requirements could reduce our servicing fee income and increase our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that have been granted and continue to grant, as well as the resolution of loans that may ultimately default as the result of the ongoing COVID-19 pandemic. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the ongoing COVID-19 pandemic.

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

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic such as resurgence of COVID-19 cases in certain geographies, the related economic impacts, as well as the successful distribution and acceptance of vaccines for COVID-19, all of which remain uncertain and difficult to predict. The duration and ultimate impact of the COVID-19 pandemic and response thereto remains uncertain, and we are not able to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

Failure to successfully modify, resell or refinance early buyout loans or defaults of the early buyout loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio. As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of September 30, 2021, New Residential holds approximately $1.8 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

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

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take an active role in supervising the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as Newrez and Caliber, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.

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

As of September 30, 2021, 24.7% and 18.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.5% and 8.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2021, 29.5% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 70.5% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets, including, but not limited to, our acquisition of Caliber Home Loans Inc. and agreement to acquire Genesis Capital LLC. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets, within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions, we may also have difficulty completing more acquisitions in the future.

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

New Residential’s subsidiaries, NRM, Newrez and Caliber are or may become subject to significant state and federal regulations.

Subsidiaries of New Residential, NRM, Newrez and Caliber, have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM, Newrez and Caliber’s current and expected approvals, NRM, Newrez and Caliber are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM, Newrez and Caliber do business, and subject NRM, Newrez, Caliber and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM, Newrez and Caliber’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, Newrez, Caliber and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiaries, NRM, Newrez and Caliber, to obtain or maintain certain licenses and approvals required for NRM, Newrez and Caliber to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM, Newrez and Caliber are currently licensed or otherwise eligible to hold MSRs in each applicable state. As a licensees in such states, NRM, Newrez or Caliber may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM, Newrez or Caliber licenses by applicable state regulatory authorities, which could in turn result in NRM, Newrez or Caliber becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

Additionally, NRM, Newrez and Caliber have received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. As approved Fannie Mae Servicers, Freddie Mac Servicers and FHA Lenders, NRM, Newrez and Caliber are required to conduct aspects of their respective operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM, Newrez or Caliber fail to maintain FHA, Fannie Mae or Freddie Mac approval, NRM, Newrez or Caliber may be unable to purchase or hold MSRs associated with FHA-insured, Fannie Mae and/or Freddie Mac loans, which could limit our potential business activities.

In addition, Newrez and Caliber are approved issuers of mortgage-backed securities guaranteed by Ginnie Mae and service the mortgage loans related to such securities (“Ginnie Mae Issuer”). As approved Ginnie Mae Issuers, Newrez and Caliber are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by Ginnie Mae in order to maintain their approvals. Should Newrez or Caliber fail to maintain Ginnie Mae approval, we may be unable to purchase or hold MSRs associated with Ginnie Mae loans, which could limit our potential business activities.

NRM, Newrez and Caliber are currently subject to various, and may become subject to additional, information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable federal and state laws and regulations. Any failure by NRM, Newrez or Caliber to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

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

In addition to Newrez and Caliber, we engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

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
•NRM, Newrez and Caliber’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s, Newrez or Caliber’s existing approvals or pending applications by one or more entities or agencies.
•NRM, Newrez and Caliber are presently licensed, approved, or otherwise eligible to hold MSRs in all states within the United States and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority, and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.
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

The success of the Caliber Acquisition will depend, in part, on our ability to successfully combine Caliber, which currently operates as an independent company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Caliber Acquisition, rating agencies may take negative actions with respect to our credit ratings, which may increase our financing costs, including in connection with the financing of the Caliber Acquisition. Caliber’s business is subject to many of the same risks of our businesses relating to mortgage origination, loan servicing and other areas as described in this report. Following the Caliber Acquisition, our exposure to the risks involved in those businesses has increased due to the substantial increase of our operations in those areas resulting from the Caliber Acquisition.

The Caliber Acquisition involves the integration of Caliber with our existing business, which is a complex, costly and time-consuming process. The integration of Caliber into our business may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns and performance shortfalls as a result of the devotion of management’s attention to the Caliber integration;
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

•unanticipated changes in federal or state laws or regulations; and
•unforeseen expenses or delays associated with the Caliber integration.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We may not have discovered undisclosed liabilities of Caliber during our due diligence process.

In the course of the due diligence review of Caliber that we conducted prior to the execution of the SPA, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Caliber and its subsidiaries and we do not have rights of indemnification against the seller for any such liabilities. Examples of such undisclosed liabilities may include, but are not limited to, unpaid taxes or pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

3.7
Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.7 to New Residential Investment Corp.’s Form 8-A, filed September 17, 2021)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)
4.4	Specimen Series D Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed September 17, 2021)
4.5	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.6	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.7	Series 2016-T2 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.8	Series 2016-T3 Indenture Supplement, dated as of October 25, 2016, to the Indenture, dated as of August 28, 2015, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 31, 2016)

4.9	Series 2016-T4 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.10	Series 2016-T5 Indenture Supplement, dated as of December 15, 2016, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 16, 2016)

4.11	Series 2017-T1 Indenture Supplement, dated as of February 7, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K filed February 7, 2017)

4.12	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.13	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

Exhibit Number	Exhibit Description

4.14	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.15	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.16	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, NewRez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.17	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.18	Series 2019-T1 Indenture Supplement, dated as of July 25, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.19	Series 2019-T2 Indenture Supplement, dated as of August 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed August 16, 2019)

4.20	Series 2019-T3 Indenture Supplement, dated as of September 20, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed September 20, 2019)

4.21	Series 2019-T4 Indenture Supplement, dated as of October 15, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed October 18, 2019)

4.22	Series 2019-T5 Indenture Supplement, dated as of October 31, 2019, to the Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed November 6, 2019)

4.23	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.24	Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

Exhibit Number	Exhibit Description

4.25	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.24 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 16, 2021)
10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47*	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.48#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

Exhibit Number	Exhibit Description

10.49#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.51	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.52	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.53#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.54#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.55#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

November 4, 2021

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 4, 2021