Form 10-K
period 2021-12-31
New Residential Investment Corp.
filed 2022-02-17
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 (computed based on the closing price on such date as reported on the NYSE) was: $5.2 billion.
Common stock, $0.01 par value per share: 466,758,266 shares outstanding as of February 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under “Risk Factors.” These risks include, among others:

•the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties, as well as the impact on us, our operations and personnel;
•our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the COVID-19 pandemic;

•our ability to successfully execute our business and investment strategy;
•our ability to deploy capital accretively;
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
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all;
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
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock; and
•risks associated with the acquisitions of Caliber Home Loans Inc. and Genesis Capital LLC, potential adverse impacts on our business and operations from uncertainties associated with the acquisitions and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisitions.

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

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and/or service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. For more information about our investment guidelines, see “—Investment Guidelines.”

Our portfolio is currently composed of mortgage servicing rights, mortgage origination and servicing companies (including ancillary mortgage services businesses), residential mortgage-backed securities, properties and loans, consumer loans, and other opportunistic investments. We conduct our business in six segments: Origination, Servicing, MSR Related Investments, Residential Securities, Properties and Loans, Consumer Loans, and Mortgage Loans.

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

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress and Fortress operates within SoftBank as an independent business headquartered in New York.

The Residential Real Estate Market

We believe significant investment opportunities exist in today’s complex and dynamic mortgage market and that we are one of only a select number of non-bank market participants that have the combination of capital, infrastructure, industry expertise and key business relationships that are necessary to take advantage of these opportunities. Our ability to originate residential mortgage loans, own MSRs and service loans positions us to support, connect with and provide solutions to homeowners throughout the lifetime of their residential mortgage loan.

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

Now, institutions (including non-bank originators) that originate residential mortgage loans generally hold a smaller portion of such loans as assets on their balance sheets and instead sell a significant portion of the loans they originate to third parties. Fannie Mae and Freddie Mac (collectively, Government-sponsored enterprises (“GSEs”)) are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage backed securities (“RMBS”), which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As a result of transformations in the securitization process, non-bank originators have gained significant market share in the residential mortgage market.

Mortgage Originations

Origination volumes remained elevated in 2021, bolstered significantly by record refinance volumes amidst historically low rates. With mortgage rates at historical lows, a significant portion of existing mortgage borrowers were able to lower their coupon and monthly mortgage payments and achieve financial savings through refinancing. As of December 2021, the Mortgage Bankers Association (“MBA”) estimated total 2021 U.S. origination volume of $3.9 trillion, an increase of 10% from $3.6 trillion in 2020. 59% of 2021 activity is forecasted to be refinance volume, a slight decline from 60% in 2020, but still the third largest refinance total ever recorded.

Looking forward, the MBA forecasts origination volumes to normalize in 2022 and 2023 at $2.6 trillion and $2.5 trillion, respectively, with refinance activity forecasted to be 33% and 27%, respectively. Turning to the purchase market, mortgage rates have been kept lower than they otherwise would have been through the Federal Reserve’s purchases of longer‐term Treasuries and mortgage-backed securities. However, in light of recent inflationary pressures, in mid-December 2021, the Federal Reserve moved to accelerate its taper of Treasury and mortgage-backed securities purchases, and signaled that the first of potentially five or more interest rate hikes will be coming sooner in 2022 rather than later. Given this faster rate tapering and improving economy, mortgage rates are expected to rise to 4% by the end of 2022. Furthermore, despite rising mortgage rates leading to a drop in refinances, the economy is expected to continue supporting an increase in home sales in 2022. Thus, the MBA sees 2022 as a transition year, moving from a refinance market to a purchase market, and both 2022 and 2023 are expected to be record years for purchase originations. While the market has struggled with a lack of inventory in 2021, and builders have reported ongoing supply chain challenges, there are growing numbers of homes under construction which will add to the inventory of new homes for sale. The inventory of existing homes (1.1 million units) remains extremely tight at less than half the long term average, but the addition of new homes to the mix should lead to more choices for potential buyers in 2022, including many who had hesitated to list their homes in 2021. This in turn should lead to an increase in the number of existing homes listed. Given the strong path of home sales, purchase originations are expected to have finished 2021 at just over $1.6 trillion, the strongest year since 2005, and further increase to a record $1.7 trillion in 2022.

Mortgage originators generate their revenue primarily from the sale of originated loans to the GSEs and the Government National Mortgage Association (“Ginnie Mae”). In 2021, while gain on sale margins remained attractive—driven by continued demand for loans amidst industry capacity constraints whereby demand for new loans exceeded the industry’s ability to fulfill the demand—margins compressed over the year to more normal levels. Gain on sale margin for full year 2021 was 1.51% compared to 1.85% for 2020.

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

Servicers generally derive their income from servicing income – unpaid principal balances of servicing balances times the servicing fee. Servicing income consists of the contractual fees earned for servicing loans and includes ancillary revenue such as late fees and modification incentives. The servicing fee, along with ancillary income and other revenue, is designed to cover costs incurred to service the specified pool plus a reasonable margin. A portion of the margin is often referred to as the excess servicing fee. Servicing income is affected by the size of the servicing portfolio, both unpaid principal balance (“UPB”) and number of loans, delinquency rates and cost to service per loan.

The need for “high-touch” non-bank specialty servicers remains elevated as borrowers continue to seek solutions to COVID-19 related hardships. Specialty servicers have proven more willing and well equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans. Forbearance activity on our serviced portfolio declined to less than 1% as of the December 31, 2021 compared to 3.44% as of December 31, 2020. As COVID-19 related hardships end, specialty servicers like ours continue to help homeowners move into permanent solutions such as repayment plans, deferments, and loan modifications.

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

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the GSEs. The conforming loan limit is established by statute and currently is $647,200 for 2022 (an increase from $548,250 in 2021) with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae (collectively with the GSEs, the “Agencies” (with each of Fannie Mae, Freddie Mac and Ginnie Mae an “Agency”)), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.
•Non-GSE or Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and fall into one of the following categories: jumbo, subprime, Alt-A, second lien or non-qualifying loans. The loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation. The Non-GSE category also includes “investor loans,” which reflect primarily non-owner occupied investment properties.

1.Jumbo. Jumbo residential mortgage loans have original principal amounts that exceed the statutory conforming limit for GSE loans. Jumbo borrowers generally have strong credit histories and provide full loan documentation, including verification of income and assets.
2.Subprime. Subprime residential mortgage loans are generally issued to borrowers with weak credit histories, who make low or no down payments on the properties they purchase or have limited documentation of their income or assets. Subprime borrowers generally pay higher interest rates and fees than prime borrowers.
3.Alt-A. Alt-A residential mortgage loans are generally issued to borrowers with risk profiles that fall between prime and subprime. These loans have one or more high-risk features, such as the borrower having a high debt-to-income ratio, limited documentation verifying the borrower’s income or assets, or the option of making monthly payments that are lower than required for a fully amortizing loan. Alt-A residential mortgage loans generally have interest rates that fall between the interest rates on conforming loans and subprime loans.
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
5.Non-QM. Non-Qualified Residential Mortgage (“Non-QM”) loans are loans that do not meet the Qualified Mortgage rules per the Consumer Financial Protection Bureau (“CFPB”). Non-QM loans are generally issued to borrowers that are self-employed, have high debt-to-income ratio or have high net worth with liquid assets. In December 2020, the CFPB issued new rules for qualified mortgages amending Regulation Z ability to repay rule/qualified mortgage requirements to replace the 43% debt-to-income ratio basis for the general QM with an annual percentage rate (APR) limit, while still requiring the consideration of the debt-to-income ratio or residual income. The rule also allows the Non-QM patch to expire in 2021.

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse residential mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and are typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

Our Portfolio

Our current investment portfolio primarily consists of:
•Servicing related investments
•Operating entities (Origination and Servicing)
•Servicing related businesses
•MSRs and MSR Financing Receivables
•Excess MSRs
•Servicer advance investments (which include servicer advance receivables, the requirement to make future servicer advances, and the rights to receive the basic fee portion of the related MSR, in each case relating to the residential mortgage loans underlying MSRs or Excess MSRs)
•Residential securities, properties and loans
•Real estate securities, or RMBS
•Call rights
•Single-family rental properties
•Residential mortgage loans
•Consumer loans
•Mortgage loans receivable

Operating Investments

Origination

Our origination business operates through the lending divisions of our subsidiaries Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber” and together with Newrez, “Mortgage Company”). As a result of our acquisition of Caliber in 2021, our Mortgage Company is now one of the largest non-bank mortgage originators in the U.S., funding $123.3 billion of mortgages for the year ended December 31, 2021. Pull through adjusted lock volume for the full year 2021 was $112.6 billion compared to $69.8 billion for 2020.

Our Mortgage Company has a multi-channel residential lending platform, offering purchase and refinance loans across its Direct to Consumer, Joint Venture, Wholesale and Correspondent lending channels. Purchase origination consists of mortgages that are originated to purchase a property. Refinance origination consists of mortgages that are originated to refinance a previous outstanding mortgage. Our ability to originate loans in both purchase and refinance markets is an important component of our business model. 58% of all 2021 funded volume through our Mortgage Company was refinance.

Direct to Consumer — We originate loans directly to borrowers through our Direct to Consumer channel. We are highly focused on meeting the refinancing demand of our existing servicing customers. When our origination customers choose us for their refinance needs, we not only benefit from the gain on sale on the newly originated loan but also benefit from retaining the newly created MSR. For the year ended December 31, 2021, we originated $25.2 billion in Direct to Consumer originations, representing 20% of our total funded origination volume.

Retail / Joint Venture — Our Retail channel employs loan consultants who spend their time in their local communities at the point of sale building and deepening relationships with realtors, home builders and other referral sources. These referral relationships are integral to our success in the purchase mortgage market. As of December 31, 2021, we employed 1,450 loan consultants covering 367 of our retail locations in the U.S. We also have joint venture partnerships with realtors, homebuilders and mortgage banks as well as traditional distributed retail business units. We conduct our joint venture partnerships through Shelter Mortgage Company, LLC (“Shelter”), a Newrez-owned business founded in 1984 that brings over 35 years of experience creating, managing and maintaining joint ventures. For the year ended December 31, 2021, we originated $16.8 billion in Retail / Joint Venture originations, representing 14% of our total funded origination volume.

Wholesale — Our Wholesale channel originates residential mortgage loans through customer loan applications submitted by select mortgage brokers, community banks and credit unions. While sourced through third parties, we underwrite and fund these loans according to our own quality and compliance monitoring standards. Our Mortgage Company provides brokers with differentiated products and pricing as well as superior customer service through our experienced salesforce and our proprietary technologies. For the year ended December 31, 2021, we originated $16.2 billion in Wholesale originations, representing 13% of our total funded origination volume.

Correspondent — Our Correspondent channel purchases closed residential mortgage loans that meet our specific credit and underwriting criteria from community banks, credit unions and independent mortgage banks and fund them in our own name. In this capacity, we play an important role in providing efficient capital markets access to these institutions. Our Correspondent channel is an important component of our strategy to grow our customer base and add to our MSR portfolio. For the year ended December 31, 2021, we originated $65.1 billion in Correspondent originations, representing 53% of our total funded origination volume.

We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide our borrowers within the mortgage community with various products to ultimately originate both purchase and refinance loans across different market backdrops. Furthermore, we generally service all of the loans that we originate, which provides us with connectivity with our borrowers throughout the lifecycle of their loan. We combine operational excellence, modern proprietary technology, capital markets expertise, prudent risk management, and a relentless focus on client service to deliver consistent high-quality service to our customers.

Our Mortgage Company originates or purchases residential mortgage loans conforming to the underwriting standards of the Agencies (“Agency” loans), government-insured residential mortgage loans insured by the FHA, VA and USDA, and non-conforming loans through its SMART Loan Series. Our SMART Loan Series is a Non-QM residential loan product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. Through this platform, we underwrite quality loans that meet our guidelines and pricing models for borrowers that fall just outside the qualified mortgage requirement such as self-employed borrowers, bank statement or asset qualifiers, real estate investors, prime borrowers, and more. While we paused origination of Non-QM residential loans at the onset of COVID-19 in the first quarter of 2020, we restarted production in the first quarter of 2021. We believe the outlook for Non-QM residential loans remains strong heading into 2022 supported by continued demand for Non-QM products and a growth in population of Non-QM borrowers. In 2021, 72% of our Mortgage Company’s funded production was Agency, 26% was Government, 1% was Non-Agency and 1% was Non-QM residential loans.

Our Mortgage Company generates revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold, the settlement of residential mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Retail / Joint Venture being the highest. We sell conforming loans to the GSEs and Non-QM residential loans to another subsidiary of New Residential which in turn may securitize these loans. Our Mortgage Company relies on warehouse financing to fund loans at origination through the sale date.

We also have several wholly-owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary Avenue 365 Lender Services, LLC (“Avenue 365”) is a title agency providing title and settlement services to homeowners. Our subsidiary eStreet Appraisal Management LLC (“eStreet”) is an appraisal management company that performs appraisal and valuation services.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying residential mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure.

Third-party servicing, servicing on behalf of third-party clients, and servicing on behalf of NRZ is an important part of SMS’ platform. As of December 31, 2021, SMS has 59 third-party clients, compared to 61 third-party clients as of December 31, 2020. These institutional clients include, but are not limited to, GSEs, money center banks and whole loan investors.

As of December 31, 2021, our servicing divisions served over 2.3 million customers with an aggregate UPB of approximately $482.8 billion, of which $384.3 billion was serviced by our Mortgage Company and $98.5 billion was serviced by SMS. Through our servicing platform, we are focused on providing high-quality servicing to our borrowers and maintaining connectivity with our borrowers throughout the lifetime of their loan.

Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities, negotiating workouts and modifications, conducting or managing foreclosures on behalf of investors or other servicers and otherwise administering our residential mortgage loan servicing portfolio.

As a third party subservicer, SMS may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to those of the MSR owner, and recovery times are substantially faster, often within the following month. To the extent SMS makes or recovers servicing advances under its subservicing agreements with other New Residential subsidiaries, such amounts are recognized as intercompany receivables or payables with the corresponding servicing advance recognized in the Residential Securities, Properties and Loans segment, as appropriate.

MSR Related Investments

MSRs, MSR Financing Receivables and Excess MSRs

New Residential is one of the largest non-bank owners of MSRs in the United States with $629 billion UPB of full and excess MSRs. Our MSR portfolio as of December 31, 2021 increased 17% from $536 billion UPB as of December 31, 2020. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) of the UPB of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR (“Excess MSR”). The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement. Our Servicing segment includes both residential mortgage loans underlying our MSR assets as well as those we sub-service for third parties. MSR assets sub-serviced by third-parties are reflected within our MSR Related Investments segment and include PHH Mortgage Corporation (“PHH”), Mr. Cooper, LoanCare, LLC (“LoanCare”), Valon Mortgage, Inc. (“Valon”) and Flagstar Bank (“Flagstar”), which subservice 10.4%, 9.4%, 8.1%, 0.9% and 0.3%, respectively.

Servicer Advances Receivable and Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated since the advances are non-interest bearing. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our interests in servicer advances include the following:

•Servicer Advances Receivable. The outstanding servicer advances related to a specified pool of residential mortgage loans in which we own the MSR.
•Servicer Advance Investments. These investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related MSR. We have purchased Servicer Advance Investments on certain loan pools underlying our Excess MSRs.

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
•Foreclosure Advances: Payments made by the servicer to third parties for the costs and expenses incurred in connection with the foreclosure, property preservation and sale of the mortgaged property, including attorneys’ and other professional fees.

The purpose of the advances is to provide liquidity, rather than credit enhancement, to the underlying residential mortgage securitization transaction. Most servicer advances are considered “top of the waterfall” and are generally repaid from amounts received from the related residential mortgage loan pool, and to a lesser extent, payments from the borrower or amounts received from the liquidation of the property securing the loan, which is referred to as “loan-level recovery.”

As a non-bank servicer, we finance principal and interest advances primarily from a combination of cash on hand and secured financing arrangements. Cash on hand can come from loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations. The servicing agreements with Fannie Mae, Ginnie Mae and certain private label securitizations generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. As of December 31, 2021, our servicer advance balances were $3.3 billion.

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

We also own several wholly owned subsidiaries that perform various services in the mortgage and real estate industries. Our subsidiary DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”) is a national provider of field services and property management services, providing in-house property management, inspection and repair service capabilities. We also made a strategic investment in Covius Holdings, Inc. (“Covius”), a leading provider of technology-enabled services to the mortgage industry.

Residential Securities, Properties and Loans

RMBS

Residential mortgage loans are often packaged into pools held in securitization entities which issue securities (RMBS) collateralized by such loans. Agency RMBS are issued or guaranteed by an Agency. Non-Agency RMBS are issued by either public trusts or private label securitization (“PLS”) entities. Agency RMBS generally offer more stable cash flows and historically have been subject to lower credit risk and greater price stability compared to PLS and Non-Agency investments. We invest in both Agency RMBS and Non-Agency RMBS. Our ownership of Agency RMBS is generally meant to act as a hedge to our large MSR portfolio. The Agency RMBS that we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. More information about certain types of Agency RMBS in which we have invested or may invest is set forth below.

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

We also retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2021, 58% of our Non-Agency RMBS portfolio consisted of bonds retained pursuant to required risk retention regulations.

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

We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. As of December 31, 2021 we control the call rights on Non-Agency deals with a total UPB of approximately $76.0 billion.

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

Properties

We continue to believe there is attractive opportunities in the single family rental (“SFR”) sector given robust industry fundamentals driven by the continued strength in the U.S. residential housing market. In 2021, SFR operators continued to experience strong demand for their homes with occupancy rates approaching all-time highs and the outlook for rent growth remains positive. Younger generations' preference for mobility and flexibility also lend to stronger demand for renting over owning a home. The SFR market continues to remain largely fragmented and we believe this fragmentation creates significant opportunity for our business. Using our established experience with residential real estate and our consumer-facing expertise, we believe we are well-positioned to benefit from these compelling trends in SFR. With our exposure to SFR, we are ultimately able to provide a variety of housing solutions to U.S. consumers, spanning both lending and leasing a home.

Residential Mortgage Loans and Real Estate Owned

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans, along with foreclosed properties. We source non-performing residential mortgage loans primarily from two sources: call transactions (discussed above) and third-party pool purchases. In certain of these investments, we acquire the loans at a discount to their face amount, and we (either independently or with a servicing co-investor) seek to resolve the loans resulting in a substantially higher valuation. In other investments, we acquire the foreclosed property at a discount to market values, and we seek to monetize the discount through property improvements and sales. In addition, we may seek to employ leverage to increase returns, either through traditional financing lines or securitization.

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

As of December 31, 2021, our residential loan portfolio consisted of: 95% seasoned performing loans, 3% non-performing loans, and 2% reperforming loans.

Other Investments

Real estate investment is a capital-intensive business that typically relies heavily on debt capital to acquire and develop properties for disposition with the intention of selling. Capital providers in this space typically provide loans referred to as fix and flip. Due to structural changes in banking, regulation and monetary policies over the last decade, there has been a reduction in the number of bank lenders servicing this segment. We believe there is a significant market opportunity to originate real estate loans secured by the underlying real estate as collateral.

On December 20, 2021, we completed the acquisition of Genesis Capital LLC (“Genesis”) from affiliates of the Goldman Sachs Group, Inc. (“Goldman Sachs”).

Genesis is a leading lender that provides innovative debt solutions to professional real estate developers for new acquisition, fix and flip, new construction and rental hold projects across the residential spectrum (including single family, multi-family and production homebuilding). The acquisition of Genesis is expected to add a new complementary business to our strategy and advance our ability to create and retain additional high coupon, low duration assets for our balance sheet. The Genesis acquisition is also expected to support our growing SFR strategy allow us to capture additional unmet demand from our Retail and Wholesale origination channels. Genesis originated over 2,200 loans in 2021 and over 12,000 loans since 2014. As part of the transaction, we also acquired a $1.5 billion loan portfolio originated by Genesis from Goldman Sachs.

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

For more detail, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” The following table summarizes our consolidated investment portfolio as of December 31, 2021 (dollars in thousands):

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2021
Investments	$8,829,598	$5,439,613	$2,776,078	$17,045,289	$9,396,539	$3,099,294	$507,291	$1,515,762	$—	$31,564,175
Cash and cash equivalents	587,685	250,294	288,900	1,126,879	197,559	22	1,437	5,653	1,025	1,332,575
Restricted cash	32,803	95,785	27,182	155,770	15,342	2,482	21,961	—	312	195,867
Other assets	969,338	2,728,253	1,926,482	5,624,073	389,309	125,647	39,662	106,615	279,068	6,564,374
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$10,431,260	$8,526,485	$5,023,734	$23,981,479	$9,998,749	$3,227,445	$570,351	$1,683,761	$280,405	$39,742,190
Debt	$8,251,702	$4,131,297	$3,561,342	$15,944,341	$9,040,309	$2,440,693	$460,314	$1,252,660	$642,670	$29,780,987
Other liabilities	425,582	2,323,315	182,460	2,931,357	6,991	179,260	583	8,541	165,091	3,291,823
Total liabilities	8,677,284	6,454,612	3,743,802	18,875,698	9,047,300	2,619,953	460,897	1,261,201	807,761	33,072,810
Total equity	1,753,976	2,071,873	1,279,932	5,105,781	951,449	607,492	109,454	422,560	(527,356)	6,669,380
Noncontrolling interests in equity of consolidated subsidiaries	15,683	—	10,251	25,934	—	—	39,414	—	—	65,348
Total New Residential stockholders’ equity	1,738,293	2,071,873	1,269,681	5,079,847	951,449	607,492	70,040	422,560	(527,356)	6,604,032
Investments in equity method investees	$—	$—	$105,592	$105,592	$—	$—	$—	$—	$—	$105,592

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

With respect to our Excess MSRs, Servicer Advance Investments, consumer loans, and mortgage loans receivables, we engage third-party servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and residential mortgage loan investments, we engage both in-house and third-party servicers to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners.” As of December 31, 2021, our Servicing Partners include, but are not limited to, Mr. Cooper, LoanCare, PHH, Flagstar, Newrez, Specialized Loan Servicing LLC (“SLS”) and Fay Financial LLC (“Fay”), OneMain Holdings, Inc. (“OneMain”), and the Consumer Loan Seller (as defined in Note 10 to our Consolidated Financial Statements). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

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

Hedging Strategy

We use various hedging instruments and techniques to actively manage and hedge our investment portfolio across various interest rate environments. We expect these instruments and techniques may allow us to reduce, but not eliminate, the impact of changing interest rates on our earnings and liquidity.

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

Fortress, through its affiliates, and principals of Fortress held 2.4 million shares of our common stock, and Fortress, through its affiliates, held options and warrants relating to an additional 14.3 million and 22.3 million shares, respectively, of our common stock, representing approximately 8.4% of our common stock on a fully diluted basis, as of December 31, 2021.

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

One or more of our officers and directors have responsibilities and commitments to entities other than us. We do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. Moreover, our certificate of incorporation provides that if Fortress or any of its officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. In the event that any of our directors and officers who is also a director, officer or employee of Fortress acquires knowledge of a corporate opportunity or is offered a corporate opportunity, provided that this knowledge was not acquired solely in such person’s capacity as a director or officer of New Residential and such person acts in good faith, then to the fullest extent permitted by law such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us if Fortress, or its affiliates, pursues or acquires the corporate opportunity or if such person did not present the corporate opportunity to us. However, subject to the terms of our certificate of incorporation, our code of business conduct and ethics prohibits the directors, officers and employees of our Manager from engaging in any transaction that involves an actual conflict of interest with us. See “Risk Factors—Risks Related to Our Manager—There are conflicts of interest in our relationship with our Manager.”

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

Competition

Our overall success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, REITs, independent mortgage loan originators and servicers, private equity firms, hedge funds and other large financial services companies, as well as technology-oriented platforms, often referred to as “disruptors,” across the broader real estate and mortgage industry. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to sellers of such assets if the sellers believe that these potential purchasers could obtain any necessary third-party approvals and consents more easily than us.

As it relates to our Mortgage Company (including mortgage related services businesses), we provide various residential mortgage loan and real estate services products. We compete with other lenders across a variety of industry segments. Loan production faces intense competition primarily on the basis of product offerings, brand recognition, technical knowledge, speed of execution, rates and fees. Servicing competes primarily on the price, experience, quality and efficiency of execution, and servicing performance. Potential counterparties also assess our ability to demonstrate compliance with local, state, federal regulations, and improve technology and processes while controlling our costs.

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

Employees and Human Capital Resources

We are managed by our Manager pursuant to the Management Agreement between our Manager and us. All of our officers are employees of our Manager or an affiliate of our Manager. As of December 31, 2021, we have 12,296 employees, of which 12,293 are employees of our operating entities. We also engage contractors and consultants. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good and we focus heavily on employee engagement. We have invested substantial time and resources in building our team, and our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, and to help ensure the success of our Company. To facilitate attraction and retention, we strive to make our Company a diverse, inclusive, and safe workplace, with opportunities for our employees to grow and develop their careers, supported by strong compensation and benefits programs.

The table below summarizes the number of our employees by function:

Function	Number of Employees
Origination	8,281
Servicing	2,955
Services businesses	565
Corporate	495
Total	12,296

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

New Residential files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.newresi.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investor Relations—Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

•A rise in unemployment levels in the U.S. and other effects of COVID-19 may cause borrowers to experience difficulties in meeting their payment obligations under the mortgage loans, or to seek forbearance on payments, which may result in significant decreases in cash flows. An increase in delinquencies or defaults would have an adverse impact on the value of our RMBS, mortgage loans and MSR assets, as well as increase the cost to service our MSR assets. Furthermore, increased interest rates will reduce the amount of prepayments which could result in an increase in our servicer advance obligations for which we may need to obtain additional liquidity either through raising additional financing or selling additional assets. In addition, any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS and other real estate assets.

•A decrease in the value of our qualifying REIT assets and other market developments resulting from COVID-19 may adversely affect our ability to continue to qualify as a REIT. Although we expect to be able to continue to satisfy the requirements for qualification as a REIT, no assurances can be given that we will be able to do so, or that doing so will not adversely affect our business plan.

•U.S. and other governmental authorities, including FHFA, HUD, the CFPB and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provided certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provided any homeowner with a federally-backed mortgage who experienced financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance up to an additional twelve months. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. As a result of the CARES Act forbearance requirements, we expect to continue to experience elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures and the CFPB established requirements to be able to proceed with a foreclosure. Additionally, the CARES Act, and later the Centers for Disease Control and Prevention (“CDC”), imposed a nationwide temporary federal moratorium on residential evictions for nonpayment of rent. Unprecedented numbers of forbearances were requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act, the CDC, the CFPB and other governmental authorities can have a negative impact on our financial results. However, none of the programs or legislation offered any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. As a result, we may not be eligible for any such relief and there is no assurance that any of relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business. During 2020 and 2021, elevated prepayment activity was sufficient to cover principal and interest payment advances required under the CARES Act, however, in the future elevated prepayment activity may be insufficient to cover required principal and interest advances. The effects of the CARES Act forbearance requirements could continue to reduce our servicing fee income and increase our servicing expenses due to the increased number of delinquent loans, increased levels of forbearance that have been granted or could be granted in the future, as well as the resolution of loans that may ultimately default as the result of the ongoing COVID-19 pandemic. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the ongoing COVID-19 pandemic.

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

The extent of the pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic such as resurgence of COVID-19 cases in certain geographies, the related economic impacts, as well as the successful distribution and acceptance of vaccines for COVID-19, all of which remain uncertain and difficult to predict. The duration and ultimate impact of the COVID-19 pandemic and response thereto remain uncertain, and we are not able to estimate the ultimate effect of these and other unforeseen factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. A prolonged impact of COVID-19 could also heighten many of the other risks described in this report.

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

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 14 to our Consolidated Financial Statements.

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

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio. As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of December 31, 2021, New Residential holds approximately $1.8 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

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

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. The CFPB continues to take an active role in supervising the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as our Mortgage Company, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.

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

S&P, Moody’s and Fitch rates each of Newrez and Caliber as a residential loan servicer, and a downgrade of, or failure to maintain, any of these servicer ratings could:

•adversely affect Newrez’s and Caliber’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;
•adversely affect Newrez’s, Caliber’s and/or New Residential’s ability to finance servicing advance receivables and certain other assets;
•lead to the early termination of existing advance facilities and affect the terms and availability of advance facilities that we may seek in the future;
•cause Newrez’s and/or Caliber’s termination as servicer in our servicing agreements that require Newrez and/or Caliber to maintain specified servicer ratings; and
•further impair Newrez’s and/or Caliber’s ability to consummate future servicing transactions.

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

As of December 31, 2021, 24.6% and 18.1% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.5% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of December 31, 2021, 32.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 68.0% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Certain jurisdictions require licenses to originate, purchase, hold, enforce or sell residential mortgage loans and/or MSRs, and we may not be able to obtain and/or maintain such licenses.

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

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as NRM, Newrez and Caliber, to establish a detailed cybersecurity program and comply with other requirements, and the CCPA creates new compliance regulations on businesses that collect information from California residents.

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

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets, including, but not limited to, our acquisitions of Caliber Home Loans Inc. and Genesis Capital LLC. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets, within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. Difficulties in adding the assets into our business could also result in the loss of contract counterparties or other persons with whom we conduct business and potential disputes or litigation with contract counterparties or other persons with whom we or such counterparties conduct business. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions, we may also have difficulty completing more acquisitions in the future.

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

The success of the Caliber Acquisition will depend, in part, on our ability to successfully combine Caliber, which operated as an independent company before our acquisition, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Additionally, as a result of the Caliber Acquisition, rating agencies may take negative actions with respect to our credit ratings, which may increase our financing costs, including in connection with the financing of the Caliber Acquisition. Caliber’s business is subject to many of the same risks of our businesses relating to mortgage origination, loan servicing and other areas as described in this report. Following the Caliber Acquisition, our exposure to the risks involved in those businesses has increased due to the substantial increase of our operations in those areas resulting from the Caliber Acquisition.

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

In the course of the due diligence review of Caliber that we conducted prior to the execution of the Stock Purchase Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Caliber and its subsidiaries and we do not have rights of indemnification against the seller for any such liabilities. Examples of such undisclosed liabilities may include, but are not limited to, unpaid taxes or pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows.

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

There are certain risks associated with our Genesis business, and we may be unable to successfully integrate the business and realize the anticipated benefits of the Genesis acquisition.

In December 2021, we completed the acquisition of Genesis from affiliates Goldman Sachs as well as an associated portfolio of loans originated by Genesis. The Genesis Acquisition and the Genesis business are subject to a number of risks including, but not limited to, the following:

•Integration Risk: While it is anticipated that Genesis will generally run as an independent subsidiary, the success of the acquisition will depend, in part, on our ability to continue to operate and grow the business while integrating Genesis into certain aspects of our business. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

•Key Personnel: Genesis is dependent on the experience and industry knowledge of its management personnel and other key employees. Our success after the completion of the Genesis acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. While Genesis entered into employment agreements with certain key employees, no assurance can be given that Genesis will be able attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Genesis acquisition.

•Borrower Risk: Borrowers under Genesis originated loans are sometimes persons who do not qualify for conventional bank financing or who could be regarded to be higher risk borrowers. Consequently, these borrowers are more likely to default on the repayment of their obligations. In the event of any default under a mortgage loan issued by Genesis, Genesis will bear a risk of loss to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued interest of the mortgage loan.

•Short-Term Loans/Balloon Payments: Typically, Genesis originates short-term mortgage loans with initial terms of less than 18 months (subject to extension) and which require a balloon payment at maturity. Genesis therefore depends on a borrower’s ability to obtain permanent financing or to sell the property to repay Genesis’s loan (including the balloon payment at maturity), which could depend on market conditions and other factors. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, Genesis will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan.

•Construction Loans: Most of Genesis’s loans are construction or renovations loans, which are subject to additional risks. Construction loans are subject to risks of unrealistic budgets, cost overruns and non-completion of construction, renovation, refurbishment or expansion by a borrower of a mortgaged property as well as other unforeseen variables. These risks may prolong the development and increase the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property or possibly making a project uneconomical which could adversely affect repayment of the loan. Other risks may include environmental risks, permitting risks, other construction risks, and subsequent leasing of the property not being completed on schedule or at projected rental rates. While we believe Genesis has reasonable procedures in place to manage construction funding loans, there can be no certainty that Genesis will not suffer losses on construction loans. In addition, if a builder fails to complete a project, Genesis may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

•Concentration Risk: Genesis’s portfolio of active loans is mainly secured by residential real estate located in California and the Los Angeles, California area specifically. As of December 31, 2021 Genesis’s loan portfolio is also concentrated within construction, renovation and bridge loans. The geographic distribution of Genesis’s loan portfolio exposes it to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which Genesis has concentrated its loans.

Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

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

New Residential’s subsidiaries, NRM, Newrez, Caliber, and Genesis are or may become subject to significant state and federal regulations.

Subsidiaries of New Residential, NRM, Newrez, Caliber, and Genesis have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM, Newrez, Caliber, and Genesis’s current and expected approvals, NRM, Newrez, Caliber and Genesis are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM, Newrez, Caliber, and Genesis do business, and subject NRM, Newrez, Caliber, and Genesis and New Residential to additional costs and regulatory obligations, which could impact our financial results.

NRM, Newrez, Caliber and Genesis’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, Newrez, Caliber, Genesis and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators, and other industry participants have been the subject of actions by state Attorneys General.

Failure of New Residential’s subsidiaries, NRM, Newrez and Caliber, to obtain or maintain certain licenses and approvals required for NRM, Newrez and Caliber to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM, Newrez and Caliber are currently licensed or otherwise eligible to hold MSRs in each applicable state. As licensees in such states, NRM, Newrez or Caliber may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM, Newrez or Caliber licenses by applicable state regulatory authorities, which could in turn result in NRM, Newrez or Caliber becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

Additionally, NRM, Newrez and Caliber have received approval from FHA to hold MSRs associated with FHA-insured mortgage loans, from Fannie Mae to hold MSRs associated with loans owned by Fannie Mae, and from Freddie Mac to hold MSRs associated with loans owned by Freddie Mac. As approved Fannie Mae Servicers, Freddie Mac Servicers and FHA Lenders, NRM, Newrez and Caliber are required to conduct aspects of their respective operations in accordance with applicable policies and guidelines published by FHA, Fannie Mae and Freddie Mac in order to maintain those approvals. Should NRM, or Newrez or Caliber fail to maintain FHA, Fannie Mae or Freddie Mac approval, NRM, Newrez or Caliber may be unable to purchase or hold MSRs associated with FHA-insured, Fannie Mae and/or Freddie Mac loans, which could limit our potential business activities.

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

NRM, Newrez and Caliber are currently subject to various, and may become subject to additional information reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable federal and state laws and regulations. Any failure by NRM, Newrez or Caliber to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold significant portions of our investments and activities through TRSs, including Servicer Advance Investments, MSRs, and origination and servicing activities, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “NRZ.” As of February 15, 2022, there were 30 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT, and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2016 through December 31, 2021. The past performance of our common stock is not an indication of future performance.

Total Return Performance
New Residential Investment Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
260
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
2016
2017
2018
2019
2020
2021

	Year Ended December 31,
Index	2016	2017	2018	2019	2020	2021
New Residential Investment Corp.	$100.0	$127.0	$113.8	$146.3	$96.0	$112.3
NAREIT All REIT	100.0	108.2	103.8	133.6	126.8	179.1
Russell 2000	100.0	113.9	101.4	127.2	152.5	175.1
NAREIT Mortgage REIT	100.0	117.7	114.6	139.0	113.1	130.7
S&P 500	100.0	120.8	115.5	151.8	179.8	231.3
See Note 16 to our Consolidated Financial Statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiaries, NRM and Newrez, which are subject to regulatory restrictions on their ability to pay distributions.

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

The following table summarizes the total number of outstanding securities in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2013 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Nonqualified Stock Option and Incentive Award Plan	38,463,857	$14.00	14,496,488
Total	38,463,857	$14.00	14,496,488	(A)
Equity Compensation Plans Not Approved by Security Holders:
None
(A)No award shall be granted on or after May 15, 2023 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of an aggregate of 496,512 shares of our common stock and 7,000 options awarded to our directors, the shares being awarded in lieu of contractual cash compensation. The number of securities remaining available for future issuance is adjusted on the first day of each fiscal year beginning during the ten-year term of the plan and in and after calendar year 2014, by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. On January 1, 2022, 2021, and 2020, 5,190,335, 9,739, and 4,600,000 shares, respectively, were added to the number of securities remaining available for future issuance; all of these amounts have been included in the table above.

Share Repurchase Program

For details regarding our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources -Stockholders’ Equity-Common Stock.

Item 6. Reserved

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

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our portfolio is currently composed of mortgage servicing related assets (including investments in operating entities consisting of servicing, origination, and related businesses), residential securities (and associated call rights), properties and loans, consumer loans, and mortgage loans. Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value, and risk management, taking into consideration relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, non-bank mortgage lenders and servicers, private equity firms, hedge funds, and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provided by our manager provide us with a competitive advantage when pursuing attractive investment opportunities.

Our investments in operating entities include our mortgage origination and servicing subsidiaries, Newrez and Caliber, and special servicing divisions, as well as investments in related businesses, such as Avenue 365 and eStreet, that provide services complementary to our origination and servicing businesses and our other portfolios of mortgage related assets. Our residential mortgage origination business sources and originates loans through four distinct channels: Direct to Consumer, Retail / Joint Venture, Wholesale, and Correspondent. Our servicing platforms offer our subsidiaries and third-party clients performing and special servicing capabilities. Within our operating entities, we also have a title company called Avenue 365 and an appraisal company called eStreet. We also have investments in Guardian and non-controlling interest in, and partnerships with, Covius Holdings, Inc. (collectively with its subsidiaries, “Covius”) and other entities that provide services that support the mortgage and housing industries. Lastly, the acquisition of Genesis in December 2021 is expected to further bolster and complement our existing business strategy by continuing to provide high-quality mortgage loans to developers of new construction, renovation and rental hold projects.
We seek to protect book value and the value of our assets by actively managing and hedging our portfolio. Diversification of our overall portfolio, including our portfolio assets and operating entities, and a variety of hedging strategies help contribute to book value stability. Both our portfolio composition (inclusive of long and short duration instruments and various operating businesses) and specific hedging instruments (including Agency MBS, interest rate swaps and others) are employed to mitigate book value volatility. We believe that the actions we have taken over the past number of years to diversify and grow our portfolio have allowed us to operate efficiently and perform dynamically across economic conditions.

We also seek to protect our assets and reduce the impact of prepayments on our MSRs and Excess MSR investments through recapture agreements with our subservicers and through our origination and servicing operations. Under these agreements, New Residential is generally entitled to the MSRs or a pro rata interest in the Excess MSRs on any initial or subsequent refinancing of loans relating to MSRs and Excess MSRs subserviced or serviced by PHH, LoanCare, Flagstar, Mr. Cooper, Valon, or SLS.

As of December 31, 2021, we had $39.7 billion in assets under management and 12,296 employees employed by our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. New Residential became a publicly-traded entity on May 15, 2013.

OUR MANAGER

We are externally managed by an affiliate of Fortress Investment Group LLC and benefit from the resources of this highly diversified global investment manager.

On December 27, 2017, SoftBank Group Corp. (“SoftBank”) acquired Fortress and Fortress operates within SoftBank as an independent business headquartered in New York.

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

On October 10, 2021, we entered into a purchase agreement to acquire Genesis as well as a related loan portfolio from Goldman Sachs. On December 20, 2021, we completed the acquisition of Genesis for a purchase price of approximately $1.63 billion concurrent with in-place financing of approximately $1.26 billion from Goldman Sachs. Genesis is a lender specializing in providing innovative solutions to developers of new construction, fix and flip and rental hold projects, and the related loan portfolio. Genesis adds a new complementary business line and adds mortgage loan lending to our suite of products. Furthermore, the acquisition is expected to support our growing single-family rental strategy that allows us to capture additional unmet demand from our Retail and Wholesale origination channels.

CAPITAL ACTIVITIES

On April 14, 2021, we priced our underwritten public offering of 45,000,000 shares of our common stock at a public offering price of $10.10 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share. We used the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the Caliber acquisition.

On May 19, 2021, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2021, we issued an aggregate of 178,000 shares of our common stock at an average price of $11.39 per share, net of fees.

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

In December 2021, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2022. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

MARKET CONSIDERATIONS

In 2020, the U.S. economy faced unprecedented challenges brought on the surging COVID-19 pandemic. In 2021, COVID-19 and its evolving variants, including the highly transmissible Delta and Omicron variants, continued to create uncertainty on the U.S. economy.

The Federal Reserve’s actions in response to the pandemic have been commendable. When COVID-19 first began spreading, there was a significant possibility that the financial market turmoil would exacerbate the country’s economic problems. The Federal Reserve’s prompt and strong actions kept financial markets liquid and operating, preventing that additional level of pain. Furthermore, with U.S. gross domestic product (“GDP”) now above the pre-pandemic level, strong employment growth, and some signs of incipient inflation, the Federal Reserve has started to unwind its pandemic response. Discussions regarding tapering purchases of long-term assets (quantitative easing) in mid-December of 2021 indicated that the Federal Reserve will conclude its large scale asset purchase program as soon as March of 2022 in addition to five or more potential rate hikes expected to follow in 2022.

In March 2021, federal stimulus payments from the passage of the $1.9 trillion American Rescue Plan (“ARP”) boosted consumer spending and lifted the personal savings rate to striking levels not seen in past business cycles. According to Bloomberg Economics, roughly three-quarters of the close to $2.6 trillion in excess savings built up during the pandemic are concentrated in households other than the top income quintile, implying the median household has sufficient cash to absorb higher prices. In August 2021, the Bipartisan Infrastructure bill was signed into law. In doing so, the federal government committed to providing about $550 billion in new money for infrastructure spending over the next five years. The bill earmarks funds for a wide range of projects, from improving the electrical grid to rebuilding roads, bridges and rails.

Headline inflation rates have increased dramatically in 2021. But that commentary has been somewhat at odds with the actual inflation data. The data indicates the potential for a problem, but there are few signs of a significant increase in inflationary pressures of the type required for hyperinflation. To a large degree, the increase in inflation throughout 2021 reflected a combination of pandemic-induced supply-demand mismatches, rising commodity prices, and policy-related developments (such as the increase in the shelter component of U.S. consumer prices as rent and mortgage moratoriums expired in some jurisdictions), rather than a sharp drop-off in spare capacity. In the near term, indicators point to a highly uncertain outlook for inflation, although many believe that inflation is expected to come down to its pre-pandemic range, once supply-demand mismatches resolve.

The housing sector outperformed the broader economy during 2021 in the wake of the pandemic as buyers and sellers found ways to navigate the pandemic’s restrictions. Demand for houses remained high, and homebuilder confidence remained above pre–COVID-19 levels. A host of factors combined to boost housing demand over the past year including the continued strong economic position of high-wage remote workers, growing expectation that remote work will persist after the pandemic, millennials moving into prime home-buying age, and historically low mortgage rates. Looking more closely at mortgage rate data, rates increased slightly throughout the year but remained very low by historical standards. Credit availability continued to improve, especially for jumbo loans and lower-score FHA borrowers. Mortgage originations for home-purchases and refinancing were solid throughout the year. The share of mortgages in forbearance declined further. While loan originations benefited from low interest rates, including the elimination of the 50 basis point mortgage refinancing pandemic fee imposed by Fannie Mae and Freddie Mac, gain on sale margins continued to tighten throughout the year, driven by the Federal Reserve’s commitment of increasing interest rates and tapering of mortgage bond purchases, as well as increased competition among loan originators seeking to capture volume and market share from a shrinking pool of eligible borrowers. Looking forward, data indicates that more vacant developed lots of land could be available for homebuilding, driving an uptick in short-term housing supply, though housing demand in the medium term is expected to temper due to reduced affordability. Nominal home price increases are likely to more than offset the impact of low mortgage rates on demand and interest rates are set to rise as the recovery continues to gather speed. Despite the slowdown, demand is likely to exceed supply in the near term as builders continue to grapple with supply chain issues.

Financial markets throughout the pandemic have remained uncertain and sensitive to any policy outlook as well as to news regarding inflation prospects. The first quarter of 2021 and a brief period in June saw an uptick of financial market volatility, with investors repositioning portfolio holdings as they reassessed the outlook for U.S. inflation and monetary policy. Concerns about the spread of the Delta and Omicron variants and associated implications for the recovery have also sparked episodes of volatility throughout the year. Even so, the overall picture is still one of broadly supportive financial conditions. Equity markets have remained buoyant throughout the year and credit spreads have remained tight.

The mindset regarding labor markets has quickly switched in 2021. At its low point in 2020, employment was 10 million below the pre-pandemic level and the main question was how difficult it would be to get workers back to full employment. In 2021, the story flipped and the focus was on labor shortages and how employers were struggling to find workers. As the recovery further continues, labor markets have continued to tighten, making it more difficult for employers to fill positions quickly. In the U.S., the ratio of job openings to unemployed workers is currently close to 1:1.

Nearly two years into the pandemic, there are signs that the worst of a once-in-a-century shock to the global economy is beginning to fade. As the U.S. economy approaches a full reopening amid a resurging pandemic, unique policy challenges are expected to remain. Accommodative monetary policy and robust fiscal support, which blunted the downturn and continue to bolster growth, are likely to fade in 2022. The current bout of inflation in the U.S. poses another major risk to growth, and the Federal Reserve is setting the stage to end its support in 2022. Other major wildcards in the near term remain with regard to fiscal policy including the fate of the current administration’s proposed Build Back Better social spending program, which continues to be re-worked and re-negotiated. While vaccinations and boosters have proven effective at mitigating the adverse health impacts of COVID-19, vaccine hesitancy and higher infectiousness have left many people still susceptible. Furthermore, emergence of more transmissible and deadlier SARS-CoV-2 variants could further re-energize the pandemic’s spread and intensity, prolonging the pandemic and precipitating pullbacks of economic activity. Trade disruptions and supply-demand mismatches could increase with port closures due to renewed lockdowns. Early studies suggest that existing vaccines may show reduced efficacy against the latest variants, although their levels of protection against severe disease still remain high. Each infection represents another opportunity for the virus to mutate into an even more detrimental pathogen. That said, the economy continues to transition to learning to live with a disease that can be managed.

The market conditions discussed above influence our investment strategy and results, many of which have been significantly impacted since mid-March 2020 by the ongoing COVID-19 pandemic.

The following table summarizes the annualized GDP growth rate:

	Three Months Ended
	December 31, 2021(A)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Real GDP	6.9%	2.3%	6.7%	6.3%	4.5%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Unemployment rate	3.9%	4.7%	5.9%	6.0%	6.7%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
10-year U.S. Treasury rate	1.5%	1.5%	1.5%	1.7%	0.9%
30-year fixed mortgage rate	3.1%	2.9%	3.0%	3.1%	2.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates. The COVID-19 pandemic and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6-, and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, some market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. For example, the mortgage and derivatives markets have adopted the daily compounded and paid in arrears SOFR convention. In contrast, GSEs, such as Fannie Mae and Freddie Mac, have begun issuing adjustable rate mortgages and mortgage-backed securities indexed to the 30-, 90-, and 180-day Average SOFR rates published by the Federal Reserve Bank of New York as well as term SOFR rates in the future.

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts, such as interest rate swaps, have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. We do not currently intend to amend our 7.50% Series A-, 7.125% Series B-, 6.375% Series C- Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”) and Non-QM residential loans. For debt facilities that do not mature prior to the phase-out of LIBOR, we have implemented amending terms to transition to an alternative benchmark. We continue to evaluate the transitional impact to serviced ARMs.

OUR PORTFOLIO

Our portfolio, as of December 31, 2021, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2021
Investments	$8,829,598	$5,439,613	$2,776,078	$17,045,289	$9,396,539	$3,099,294	$507,291	$1,515,762	$—	$31,564,175
Cash and cash equivalents	587,685	250,294	288,900	1,126,879	197,559	22	1,437	5,653	1,025	1,332,575
Restricted cash	32,803	95,785	27,182	155,770	15,342	2,482	21,961	—	312	195,867
Other assets	969,338	2,728,253	1,926,482	5,624,073	389,309	125,647	39,662	106,615	279,068	6,564,374
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$10,431,260	$8,526,485	$5,023,734	$23,981,479	$9,998,749	$3,227,445	$570,351	$1,683,761	$280,405	$39,742,190
Debt	$8,251,702	$4,131,297	$3,561,342	$15,944,341	$9,040,309	$2,440,693	$460,314	$1,252,660	$642,670	$29,780,987
Other liabilities	425,582	2,323,315	182,460	2,931,357	6,991	179,260	583	8,541	165,091	3,291,823
Total liabilities	8,677,284	6,454,612	3,743,802	18,875,698	9,047,300	2,619,953	460,897	1,261,201	807,761	33,072,810
Total equity	1,753,976	2,071,873	1,279,932	5,105,781	951,449	607,492	109,454	422,560	(527,356)	6,669,380
Noncontrolling interests in equity of consolidated subsidiaries	15,683	—	10,251	25,934	—	—	39,414	—	—	65,348
Total New Residential stockholders’ equity	$1,738,293	$2,071,873	$1,269,681	$5,079,847	$951,449	$607,492	$70,040	$422,560	$(527,356)	$6,604,032
Investments in equity method investees	$—	$—	$105,592	$105,592	$—	$—	$—	$—	$—	$105,592

Operating Investments

Origination

Our origination business operates through the lending division within our Mortgage Company. We have a multi-channel lending platform, offering purchase and refinance loan products. We also provide refinance opportunities to eligible existing servicing customers, primarily through the Direct to Consumer channel, and originates or purchases loans from brokers or originators through our Retail / Joint Venture, Wholesale, and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the Agencies, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and non-conforming loans, through our SMART Loan Series. Our non-conforming loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans.

We generate revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold, the settlement of residential mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and Retail / Joint Venture being the highest. We sell conforming loans to the GSEs and securitize Non-QM residential loans. We utilize warehouse financing to fund loans at origination through the sale date.

For the full year ended December 31, 2021, funded loan origination volume was $123.3 billion, up from $61.6 billion in the year prior, primarily attributable to a low interest rate environment that drove increases in origination volumes across all channels. Additionally, the Caliber acquisition completed in the third quarter of 2021 further supported volume and market share growth. For the full year 2021, 72% of funded production was Agency, 26% was Government, 1% was Non-Agency and 1% was Non-QM residential mortgage loans.

Gain on sale margins for the full year ended December 31, 2021 was 1.51%, 34 bps lower than 1.85% for the same period in 2020. During 2021, while gain on sale margins remained attractive—driven by continued demand for loans amidst industry capacity constraints whereby demand for new loans exceeded the industry’s ability to fulfill the demand—margins compressed over the year to more normal levels.

Included in our Origination segment are the financial results of two services businesses, E Street Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(in millions)	2021	% of Total	2020	% of Total	Amount	%
Production by Channel
Direct to Consumer	$25,182	20%	$12,847	21%	$12,335	96%
Retail / Joint Venture	16,781	14%	3,999	6%	12,782	320%
Wholesale	16,189	13%	7,223	12%	8,966	124%
Correspondent	65,136	53%	37,535	61%	27,601	74%
Total Production by Channel	$123,288	100%	$61,604	100%	$61,684	100%

Production by Product
Agency	$88,272	72%	40,424	66%	47,848	118%
Government	32,380	26%	20,279	33%	12,101	60%
Non-QM	603	1%	365	—%	238	65%
Non-Agency	1,690	1%	454	1%	1,236	272%
Other	343	—%	82	—%	261	318%
Total Production by Product	$123,288	100%	$61,604	100%	$61,684	100%

% Purchase	42%		29%
% Refinance	58%		71%

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$1,704,363	$1,289,584	$414,779	32.2%

Pull through adjusted lock volume	$112,644,932	$69,795,637	$42,849,295	61.4%

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.97%	3.61%
Retail / Joint Venture	3.66%	4.57%
Wholesale	1.09%	2.38%
Correspondent	0.28%	0.56%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.51%	1.85%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $2.3 billion and $1.7 billion for the year ended December 31, 2021 and 2020, respectively.
(C)Excludes $122.5 million and $109.5 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the year ended December 31, 2021 and 2020, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 9 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. During the third quarter, as part of the Caliber acquisition, we assumed Caliber’s servicing portfolio, including $156 billion of UPB of performing servicing. As of December 31, 2021, the performing loan servicing division serviced $384.3 billion UPB of loans and Shellpoint Mortgage Servicing serviced $98.5 billion UPB of loans, for a total servicing portfolio of $482.8 billion UPB, representing a 62.1% increase from December 31, 2020. Active forbearances within this portfolio continued to decline during the year as our servicer continued to help homeowners and clients navigate the COVID-19 landscape. Less than 1% of this portfolio was in active forbearance as of December 31, 2021, down from 3.44% in the prior year.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries for the periods presented.

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(in millions)	2021	2020	Amount	%
Performing Servicing
MSR Assets	$376,218	$199,405	$176,813	88.7%
Residential Whole Loans	7,539	5,041	2,498	49.6%
Third Party	509	—	509	100.0%
Total Performing Servicing	384,266	204,446	179,820	88.0%

Special Servicing
MSR Assets	$13,634	$21,475	$(7,841)	(36.5)%
Residential Whole Loans	6,558	4,952	1,606	32.4%
Third Party	78,305	66,892	11,413	17.1%
Total Special Servicing	98,497	93,319	5,178	5.5%
Total Servicing Portfolio	$482,763	$297,765	$184,998	62.1%
Agency Servicing
MSR Assets	$272,919	$157,210	$115,709	73.6%
Third Party	11,027	15,566	(4,539)	(29.2)%
Total Agency Servicing	283,946	172,776	111,170	64.3%

Government Servicing
MSR Assets	$109,577	$57,148	$52,429	91.7%
Total Government Servicing	109,577	57,148	52,429	91.7%

Non-Agency (Private Label) Servicing
MSR Assets	$7,356	$6,522	$834	12.8%
Residential Whole Loans	14,097	9,993	4,104	41.1%
Third Party	67,787	51,326	16,461	32.1%
Total Non-Agency (Private Label) Servicing	89,240	67,841	21,399	31.5%
Total Servicing Portfolio	$482,763	$297,765	$184,998	62.1%

The table below summarizes base servicing fees and other fees for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2021	2020	Amount	%
Base Servicing Fees
MSR Assets	$731,924	$611,669	$120,255	19.7%
Residential Whole Loans	16,448	16,081	367	2.3%
Third Party	103,617	139,480	(35,863)	(25.7)%
Total Base Servicing Fees	851,989	767,230	84,759	11.0%

Other Fees
Incentive fees	85,789	53,195	32,594	61.3%
Ancillary fees	49,900	41,076	8,824	21.5%
Boarding fees	9,720	12,018	(2,298)	(19.1)%
Other fees	28,490	17,672	10,818	61.2%
Total Other Fees(A)	173,899	123,961	49,938	40.3%

Total Servicing Fees	$1,025,888	$891,191	$134,697	15.1%
(A)Includes other fees earned from third parties of $54.9 million and $62.1 million for the year ended December 31, 2021 and 2020, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of December 31, 2021, we had $6.9 billion carrying value of MSRs and MSR Financing Receivables. For the year ended December 31, 2021 our Full and Excess MSR portfolio increased to $629 billion UPB from $536 billion UPB as of December 31, 2020. Full MSRs increased to $549 billion UPB as of December 31, 2021 from $435 billion UPB as of December 31, 2020. Excess MSRs decreased to $80 billion UPB as of December 31, 2021 from $101 billion UPB as of December 31, 2020. The increase in portfolio size during the periods presented was predominantly a result of the Caliber acquisition and MSRs retained from originations offset by prepayments.

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

See Note 13 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR Financing Receivables.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of December 31, 2021, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 10.4%, 9.4%, 8.1%, 0.9% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 70.9% of the underlying UPB of the related mortgages is subserviced by our Mortgage Company.

We are, generally, obligated to fund all future servicer advances related to the underlying pools of mortgages on our MSRs and MSR Financing Receivables, as well as Servicer Advance Investments. Generally, we will advance funds when the borrower fails to meet contractual payments (e.g., principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Per the servicing agreements, we are obligated to make certain advances on mortgages to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR. See Note 13 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR Financing Receivables as of December 31, 2021.

	Current UPB (millions)	Weighted Average MSR (bps)		Carrying Value (millions)
GSE	$374,815.6	28	bps	$4,443.7
Non-Agency	63,851.1	48		943.2
Ginnie Mae	109,946.4	39		1,471.9
Total	$548,613.1	33	bps	$6,858.8

The following tables summarize the collateral characteristics of the loans underlying our investments in MSRs and MSR Financing Receivables as of December 31, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$4,443,713	$374,815,579	2,074,565	755	3.6%	280	49	1.6%	18.4%	16.9%	0.1%	19.2%
Non-Agency	943,210	63,851,154	576,559	639	4.3%	292	183	10.6%	13.3%	11.6%	1.6%	4.9%
Ginnie Mae	1,471,880	109,946,356	489,760	698	3.2%	333	23	0.8%	18.2%	11.2%	0.1%	26.8%
Total	$6,858,803	$548,613,089	3,140,884	730	3.6%	292	59	2.5%	17.8%	15.2%	0.3%	19.1%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
GSE	0.9%	0.2%	1.4%	0.1%	—%	0.1%
Non-Agency	7.2%	2.8%	6.0%	5.1%	0.8%	2.3%
Ginnie Mae	2.6%	0.8%	2.6%	0.2%	—%	0.4%
Total	2.0%	0.6%	2.1%	0.7%	0.1%	0.4%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Constant prepayment rate represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Voluntary prepayment rate represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days.

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

Summary of Direct Excess MSR Investments as of December 31, 2021

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$26.9	29		21		32.5% - 66.7%	$132.0
Non-Agency(B)	30.6	35		15		33.3% - 100%	127.2
Total/Weighted Average	$57.5	32	bps	18	bps		$259.2
(A)The MSR is a weighted average as of December 31, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $20.3 billion UPB underlying these Excess MSRs.

Summary of Excess MSR Investments Through Equity Method Investees as of December 31, 2021

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$23.0	33	22	50.0%	66.7%	33.3%	$152.4
(A)The MSR is a weighted average as of December 31, 2021, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2021 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$75,867	$16,569.671	141,862	731	4.5%	225	144	1.5%	22.3%	21.8%	0.7%	21.2%
Recaptured Loans	56,130	10,287.275	64,927	737	3.9%	262	49	—%	23.1%	22.8%	0.4%	40.0%
	$131,997	$26,856.946	206,789	733	4.3%	240	106	0.9%	22.6%	22.2%	0.6%	28.8%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$102,505	$26,903.742	157,134	680	4.2%	268	189	8.5%	17.8%	16.4%	1.8%	15.4%
Recaptured Loans	24,696	3,661.489	17,524	743	3.6%	273	29	—%	21.4%	21.4%	—%	43.8%
	$127,201	$30,565.231	174,658	687	4.1%	268	171	6.8%	18.2%	16.9%	1.6%	19.1%
Total/Weighted Average(I)	$259,198	$57,422.177	381,447	708	4.2%	255	141	3.8%	20.2%	19.3%	1.1%	24.2%

	Collateral Characteristics
	Delinquency 30 Days(G)	Delinquency 60 Days(G)	Delinquency 90+ Days(G)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.0%	0.6%	3.6%	0.5%	0.1%	0.1%
Recaptured Loans	1.3%	0.4%	2.4%	0.1%	—%	—%
	1.7%	0.5%	3.1%	0.3%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	11.5%	3.7%	4.6%	5.2%	0.4%	1.4%
Recaptured Loans	1.2%	0.2%	1.4%	—%	—%	—%
	10.3%	3.3%	4.2%	4.7%	0.3%	1.3%
Total/Weighted Average(H)	6.4%	2.0%	3.7%	2.7%	0.2%	0.7%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $20.3 billion UPB underlying these Excess MSRs.
(G)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following tables summarize the collateral characteristics as of December 31, 2021 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$65,682	$11,718,462	33.3%	132,308	716	5.1%	216	163	1.2%	21.1%	19.7%	1.8%	24.0%
Recaptured Loans	86,701	11,320,991	33.3%	86,543	722	3.9%	257	58	—%	22.9%	22.5%	0.8%	45.7%
Total/Weighted Average	$152,383	$23,039,453		218,851	719	4.5%	236	112	1.2%	22.1%	21.0%	1.3%	35.4%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
Agency
Original Pools	2.8%	0.7%	3.5%	0.7%	0.2%	0.2%
Recaptured Loans	1.8%	0.5%	2.6%	0.1%	—%	0.1%
Total/Weighted Average(G)	2.3%	0.6%	3.1%	0.4%	0.1%	0.1%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Constant prepayment rate, represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Voluntary prepayment rate, represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(E)Involuntary prepayment rate, represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2021
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer Advance Investments
Mr. Cooper and SLS serviced pools	$405,786	$421,807	$20,314,977	$369,440	1.8%
(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2021 (dollars in thousands):

			Year Ended December 31, 2021		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.2%	6.9	$(9,076)	$356,580	91.4%	90.7%	1.7%	1.2%

(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

December 31, 2021
Principal and interest advances	$67,014
Escrow advances (taxes and insurance advances)	174,681
Foreclosure advances	127,745
Total	$369,440
The Buyer

We, through a wholly owned subsidiary, are the managing member of the Buyer. As of December 31, 2020, we owned 73.2% interest in the Buyer. In July 2021, we entered into a purchase and sales agreement with certain third-party co-investors whereby we agreed to purchase from certain third-party co-investments 16.1% of aggregate interest in the Buyer, increasing our ownership of the Buyer to 89.3% as of December 31, 2021.

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

The Mr. Cooper Servicing Fee is equal to a fixed percentage of the amounts from the purchased basic fee. This percentage was equal to approximately 9.2%, which is equal to (i) 2 bps divided by (ii) the basic fee, which is 21.8 bps, on a weighted average basis as of December 31, 2021. The SLS servicing fee is equal to 10.75 bps, based on the servicing fee collections of the underlying loans.

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of December 31, 2021, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2021 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$8,399,343	$8,663,694	100.0%	$7,212	$(226,309)	$8,444,597	41	6.9	17.8%	$8,386,538
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of December 31, 2021:

Net Interest Spread(A)
Weighted Average Asset Yield	2.14%
Weighted Average Funding Cost	0.16%
Net Interest Spread	1.98%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We largely employ our Agency RMBS position as a hedge to our MSR portfolio. Our Agency RMBS portfolio was $8.4 billion as of December 31, 2021 compared to $12.5 billion as of December 31, 2020. We finance our Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2021 and 2020, the Company pledged Agency RMBS with a carrying value of approximately $8.4 billion and $13.8 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 13 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

During the first and second quarters of 2020, markets for mortgage-backed securities and other credit-related assets experienced significant volatility, widening credit spreads and sharp declines in liquidity. These factors had a material impact on our investment portfolio. Prior to the onset of COVID-19, a significant portion of our Non-Agency RMBS portfolio was financed with repurchase agreements. Fluctuations in the value of our portfolio of Non-Agency RMBS during March 2020, including as a result of changes in credit spreads, resulted in our being required to post additional collateral with our counterparties under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. In an effort to mitigate the impact to our business from these developments and improve our liquidity, we sold a substantial portion of our Non-Agency RMBS portfolio in March 2020, for which we recorded significant realized losses. Refer to Note 18 to our Consolidated Financial Statements for further information regarding Non-Agency RMBS sales with affiliates. During 2020, we sold in aggregate $5.3 billion of Non-Agency RMBS. During 2020, we also significantly altered the composition of the financing profile of our Non-Agency RMBS portfolio by moving away from daily mark-to-market financing.

Within our Non-Agency RMBS portfolio we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2021, 58.1% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2021 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Outstanding Repurchase Agreements
Non-Agency RMBS	$15,914,957	$886,643	$117,308	$(52,009)	$951,942	$640,005
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2021 (dollars in thousands):

	Non- Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre 2008	NR	121	$449,215	$17,766	2.0%	$24,239	—%	—%	4.1	5.5%
2008 and later	BBB	480	15,462,368	866,367	98.0%	924,306	25.2%	0.2%	3.3	2.7%
Total/Weighted Average	BBB-	601	$15,911,583	$884,133	100.0%	$948,545	24.6%	0.2%	3.3	2.7%

	Collateral Characteristics(A) (G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre 2008	13.9	0.1	10.0%	10.0%	10.0%
2008 and later	13.3	0.6	20.8%	4.1%	0.7%
Total/Weighted Average	13.3	0.6	20.6%	4.2%	0.8%
(A)Excludes $3.0 million face amount of bonds backed by consumer loans and $0.4 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 298 bonds with a carrying value of $346.1 million which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2021.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2021.

(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $23.5 million and $2.8 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $278.6 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2021:

Net Interest Spread(A)
Weighted Average Asset Yield	3.55%
Weighted Average Funding Cost	2.43%
Net Interest Spread	1.12%

(A)The Non-Agency RMBS portfolio consists of 32.0% floating rate securities and 68.0% fixed rate securities (based on amortized cost basis).

We finance our Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2021 and 2020, the Company pledged Non-Agency RMBS with a carrying value of approximately $924.9 million and $1.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 13 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts serviced or master serviced by Mr. Cooper whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to Mr. Cooper at the time of exercise. We similarly hold a limited right to cleanup call options with respect to certain securitization trusts master serviced by SLS for no fee, and also with respect to certain securitization trusts serviced or master serviced by Ocwen subject to a fee of 0.5% of UPB on loans that are current or thirty (30) days or less delinquent, paid to Ocwen at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $76.0 billion.

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

Refer to Note 18 in our Consolidated Financial Statements for further details on these transactions for additional discussion regarding call rights and transactions with affiliates.

Residential Mortgage Loans

As of December 31, 2021, we had approximately $11.7 billion outstanding face amount of residential mortgage loans. These investments were financed with secured financing agreements with an aggregate face amount of approximately $10.1 billion and secured notes and bonds payable with an aggregate face amount of approximately $70.5 million.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2021 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$623,937	$569,933	9,718	7.1%	5.1

Acquired performing loans(C)	142,142	130,634	2,839	6.6%	4.6
Acquired non-performing loans(D)	2,825	2,287	34	7.5%	4.7
Total residential mortgage loans, held-for-sale, at lower of cost or market	$144,967	$132,921	2,873	6.6%	4.6

Acquired performing loans(C)(E)	$2,046,945	$2,070,262	12,757	3.5%	12.4
Acquired non-performing loans(D)(E)	343,133	315,063	2,249	4.8%	6.1
Originated loans	8,565,456	8,829,599	12,479	3.2%	28.0
Total residential mortgage loans, held-for-sale, at fair value	$10,955,534	$11,214,924	27,485	3.3%	24.4
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of Residential Loans and Variable Interest Entity Consumer Loans, Held-for-Investment, at Fair Value on the Consolidated Balance Sheets.
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(D)As of December 31, 2021, New Residential has placed non-performing loans, held-for-sale on non-accrual status, except as described in (E) below.
(E)Includes $860.4 million and $221.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR. At December 31, 2021 and 2020, the Company pledged residential mortgage loans with a carrying value of approximately $11.0 billion and $4.5 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 13 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of December 31, 2021 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans, held-for-investment	$449,875	58.1%	41.9%	70,850	690	17.6%	13.0%	203	3.2	1.4%	0.8%	1.5%	23.1%	4.1%
(A)Represents the FICO score at the time the loan was originated.
(B)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30-59 days, 60-89 days or 90 or more days, respectively.
(C)Represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(D)Represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. See Note 13 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

Single-Family Rental (“SFR”) Portfolio

During 2021, we continued to invest in and grow our SFR portfolio as we believe there continue to be attractive opportunities in the SFR sector given robust industry fundamentals driven by the continued strength in the U.S. residential housing market. As of December 31, 2021, our SFR portfolio consisted of approximately 2,551 units with an aggregate carrying value of $579.6 million, up from 257 units with an aggregate carrying value of $41.3 million as of December 31, 2020. During the year ended December 31, 2021 and 2020, we acquired approximately 2,294 and 257 SFR units, respectively.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowners’ association (“HOA”) fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

Our revenues are derived primarily from rents collected from tenants for our SFR properties under lease agreements which typically have a term of one to two years. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate.

Once a property is available for its initial lease, we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property administration. All of our SFR properties are managed through an external property manager. Prior to a property being rentable, certain of these expenses are capitalized as building and improvements. Once a property is rentable, expenditures for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a property.

The following table summarizes certain key SFR property metrics as of December 31, 2021 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Gross Book Value	% of Total Gross Book Value	Average Gross Book Value per Property	Average Sq. Ft.
Alabama	75	2.9%	$13,517	2.3%	$180	1,555
Arizona	52	2.0%	18,145	3.1%	349	1,527
Florida	619	24.3%	149,522	25.8%	242	1,442
Georgia	558	21.9%	116,437	20.1%	209	1,792
Indiana	97	3.8%	18,732	3.2%	193	1,592
Mississippi	96	3.8%	16,669	2.9%	174	1,658
Missouri	280	11.0%	50,437	8.7%	180	1,503
Nevada	66	2.6%	18,167	3.1%	275	1,400
North Carolina	289	11.3%	78,994	13.6%	273	1,488
Oklahoma	15	0.6%	3,040	0.5%	203	1,714
Tennessee	64	2.5%	20,314	3.5%	317	1,462
Texas	319	12.5%	72,560	12.5%	227	1,685
Other U.S.	21	0.8%	3,073	0.7%	146	1,568
Total/Average	2,551	100.0%	$579,607	100.0%	$228	1,582

Mortgage Loans Receivable

Through our wholly owned subsidiary Genesis, we specialize in originating and managing a portfolio of primarily short-term mortgage loans to fund single-family and multi-family real estate developers with construction, renovation and bridge loans.

Construction — Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction, and the acquisition of such properties.

Renovation — Acquisition or refinance loans for properties requiring renovation, excluding ground-up construction.

Bridge — Loans for initial purchase, refinance of completed projects, or rental properties.

We currently finance construction, renovation and bridge loans using a warehouse credit facility but we expect to finance these loans with revolving securitization structures in the future.

Properties securing our loans are typically secured by a mortgage or a first deed of trust lien on real estate. Depending on loan type, the size of each loan committed is based on a maximum loan value in accordance with our lending policy. For construction and renovation loans, we generally use loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) ratio. For bridge loans, we use a loan-to-value (“LTV”) ratio. LTC and LTARV are measured by the total commitment amount of the loan at origination divided by the total estimated cost of a project or value of a property after renovations and improvements to a property. LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal.

At the time of origination, the difference between the initial outstanding principal and the total commitment is the amount held back for future release subject to property inspections, progress reports and other conditions in accordance with the loan documents. Loan ratios described above do not reflect interim activity such as construction draws or interest payments capitalized to loans, or partial repayments of the loan.

Each loan is backed by a corporate or personal guarantee to provide further credit support for the loan. The guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.8% to 8.6%, and have initial terms typically ranging from 6 to 36 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2021, the average commitment size of our loans was $1.375 million and the weighted average remaining term to contractual maturity of our loans was 7.7 months.

We typically receive loan origination fees, or “points” of up to 3.0% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans, and inspection fees.

Typical borrowers include real estate investors and developers. Loan proceeds are used to fund the construction, development, investment, land acquisition and refinancing of residential properties and to a lesser extent mixed-use properties. We also make loans to fund the renovation and rehabilitation of residential properties. Our loans are generally structured with partial funding at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

A principal source of new loans has been repeat business from our customers and their referral of new business. Our retention originations typically have lower customer acquisition costs than originations to new customers, positively impacting our profit margins.

As of December 31, 2021, we have loans in 29 states with the majority of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the year ended December 31, 2021:

Loans originated(A)	$2,132,386
Loans repaid(A)(B)	$1,451,633
Number of loans originated	2,276
Unpaid principal balance	$1,473,894
Total commitment	$2,013,307
Average total commitment	$1,375
Weighted average contractual interest(C)	7.2%
(A)Loan originations and advances, and repayments from December 20, 2021 to December 31, 2021 was $73.0 million and $60.9 million, respectively.
(B)Based on commitment.
(C)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of December 31, 2021:

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	486	33.2%	$1,082,893	53.8%	75.6% / 65.0%
Bridge	632	43.2%	700,437	34.8%	73.8%
Renovation	346	23.6%	229,977	11.4%	78.5% / 67.1%
	1,464	100.0%	$2,013,307	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of December 31, 2021:

	Number of Loans	%	Total Commitment	%
California	640	43.7%	$1,186,460	58.9%
Washington	151	10.3%	245,496	12.2%
New York	36	2.5%	112,846	5.6%
Other U.S.	637	43.5%	468,505	23.3%
	1,464	100.0%	$2,013,307	100.0%

TAXES

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT we generally pay no federal or state and local income tax on assets that qualify under the REIT requirements if we distribute out at least 90% of the current taxable income generated from these assets.

We hold certain assets, including Servicer Advance Investments and MSRs, in taxable REIT subsidiaries (“TRSs”) that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program, servicing, origination, and service businesses through TRSs.

As our operating investments continue to grow and become a larger component of our total consolidated income, we anticipate income subject to tax will increase, along with a corresponding increase in tax expense and our consolidated effective tax rate.

As of December 31, 2021, we recorded a deferred tax liability of $440.7 million, including $281.5 million of deferred tax liability recorded as part of the purchase price allocation related to the Caliber acquisition (Note 3). Our net deferred tax liability of $440.7 million is primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us as well as deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held within taxable entities.

For the year ended December 31, 2021, we recognized deferred tax expense (benefit) of $151.2 million primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021; however, uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may materially differ from those estimates.

MSRs and MSR Financing Receivables

Classification and valuation — An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 14 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, recapture rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

In certain cases, we have legally purchased MSRs or the right to the economic interest in MSRs, however, we determined that the respective purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, we have recorded an investment in MSR financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income and is grouped and presented as part of Servicing Revenue, Net in the Consolidated Statements of Income. Additionally, we elected to measure MSR Financing Receivables at fair value, with changes in fair value flowing through Servicing Revenue, Net in the Consolidated Statements of Income. In order to evaluate the reasonableness of our fair value determinations, similar to MSRs, we engage an independent valuation firm to separately measure the fair value of our MSR Financing Receivables.

Revenue and interest income recognition — We recognize income from investment in MSRs and MSR Financing Receivables as Servicing Revenue, Net which comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows.

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

Real Estate and Other Securities

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

Residential Mortgage Loans

Classification and valuation — Loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value is recorded as a component of Change in Fair Value of Investments in the Consolidated Statements of Income. When we have the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held for investment. When we have the intent to sell loans, such loans are classified as held for sale.

Our loans are generally categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 14 to our Consolidated Financial Statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

For originated residential mortgage loans measured at fair value, the fair value is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

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

Business Combinations and Asset Acquisitions

When the assets acquired and liabilities assumed constitute a business, then the acquisition is a business combination. If substantially all of the fair value of the gross asset acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business. Business combinations are accounted for under the acquisition method. On acquisition, the identifiable assets, liabilities and contingent liabilities are measured at their fair values at the date of acquisition. Any excess of the cost of acquisition over the fair values of the identifiable net assets acquired is recognized as goodwill. In instances where the cost of acquisition is lower than the fair values of the identifiable net assets acquired (i.e., bargain purchase), the difference is recognized in earnings in the period of acquisition. The consideration transferred for an acquisition is measured at fair value of the consideration given. Acquisition related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we will recognize a measurement-period adjustment during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.

Investment Consolidation

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

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 15. Variable Interest Entities.”

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

All of New Residential’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability, certain debt accounted for under the fair value option and contingent consideration liabilities (which are marked to market through the Consolidated Statements of Income), are recorded at their amortized cost basis.

The table below summarizes New Residential’s assets by category as of December 31, 2021:

MTM Assets	OCI Assets	Cost Assets
Real estate and other securities accounted for under the fair value option	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-sale, at lower of cost or fair value
Excess MSRs		Single-family rental properties
Excess MSRs, equity method investees		Real estate owned (REO)
MSRs and MSR financing receivables		Servicer advances receivable
Servicer advance investments		Trades receivable
Certain assets within Other assets, primarily derivatives and equity investments		Deferred tax asset, net
Residential mortgage loans, held-for-sale at fair value		Other assets, except as described above
Residential mortgage loans, held-for-investment, at fair value
Consumer loans
Mortgage loans receivable

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the year ended December 31, 2021 compared to 2020 year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,559,554	$1,642,272	$(82,718)	(5.0)%
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646) and $(1,583,628), respectively)	(575,353)	(2,168,909)	1,593,556	(73.5)%
Servicing revenue, net	984,201	(526,637)	1,510,838	(286.9)%
Interest income	810,896	794,965	15,931	2.0%
Gain on originated residential mortgage loans, held-for-sale, net	1,826,909	1,399,092	427,817	30.6%
	3,622,006	1,667,420	1,954,586	117.2%
Expenses
Interest expense and warehouse line fees	497,308	584,469	(87,161)	(14.9)%
General and administrative	864,028	548,441	315,587	57.5%
Compensation and benefits	1,159,810	571,646	588,164	102.9%
Management fee to affiliate	95,926	89,134	6,792	7.6%
	2,617,072	1,793,690	823,382	45.9%
Other income (loss)
Change in fair value of investments	11,723	(148,758)	160,481	(107.9)%
Gain (loss) on settlement of investments, net	(234,561)	(930,131)	695,570	(74.8)%
Other income (loss), net	133,968	(11,997)	145,965	n/m
	(88,870)	(1,090,886)	1,002,016	(91.9)%
Impairment
Provision (reversal) for credit losses on securities	(5,201)	13,404	(18,605)	(138.8)%
Valuation and credit loss provision (reversal) on loans and real estate owned	(42,543)	110,208	(152,751)	(138.6)%
	(47,744)	123,612	(171,356)	(138.6)%
Income (loss) before income taxes	963,808	(1,340,768)	2,304,576	(171.9)%
Income tax expense (benefit)	158,226	16,916	141,310	835.4%
Net income (loss)	$805,582	$(1,357,684)	$2,163,266	(159.3)%
Noncontrolling interests in income of consolidated subsidiaries	33,356	52,674	(19,318)	(36.7)%
Dividends on preferred stock	66,744	54,295	12,449	22.9%
Net income (loss) attributable to common stockholders	$705,482	$(1,464,653)	$2,170,135	(148.2)%
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,446,509	$1,457,211	$(10,702)	(0.7)%
Ancillary and other fees	113,045	185,061	(72,016)	(38.9)%
Servicing fee revenue and fees	1,559,554	1,642,272	(82,718)	(5.0)%
Change in fair value due to:
Realization of cash flows	(1,192,646)	(1,583,628)	390,982	(24.7)%
Change in valuation inputs and assumptions(A)	680,088	(585,928)	1,266,016	(216.1)%
Change in fair value of derivative instruments	(30,481)	—	(30,481)	—%
(Gain) loss realized	2,410	647	1,763	272.5%
Gain (loss) on settlement of derivative instruments	(34,724)	—	(34,724)	—%
Servicing revenue, net	$984,201	$(526,637)	$1,510,838	(286.9)%
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Changes in interest rates and prepayment rates	$544,706	$(544,340)	$1,089,046	(200.1)%
Changes in discount rates	113,305	9,245	104,060	1125.6%
Changes in other factors	22,077	(50,833)	72,910	(143.4)%
Change in valuation and assumptions	$680,088	$(585,928)	$1,266,016	(216.1)%

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance		Increase (Decrease)
(dollars in millions)	December 31, 2021	December 31, 2020	Amount	%
GSE	$374,815.6	$305,718.6	$69,097.0	22.6%
Non-Agency	63,851.1	72,610.4	(8,759.3)	(12.1)%
Ginnie Mae	109,946.4	57,106.8	52,839.6	92.5%
Total	$548,613.1	$435,435.8	$113,177.3	26.0%

Servicing revenue, net increased $1.5 billion primarily driven by (i) a $1.3 billion net change from negative to positive fair value adjustments from changes in valuation inputs and assumptions related to slower projected prepayment rates, lower delinquency rates, and a decrease in discount rates, and (ii) a $391.0 million decrease in realization of cash flows as a result of slower prepayment rates. The increase was partially offset by (iii) an $82.7 million decrease in servicing fee revenue, net and other fees driven by lower interest rates and portfolio runoff, offset by increases from the third quarter Caliber acquisition, and (iv) a $65.2 million loss from MSR hedges.

Interest Income

Interest income for the year ended December 31, 2021 increased $15.9 million primarily driven by (i) a $119.3 million increase in our origination segment associated with higher funded loan volumes in 2021, partially offset by (ii) $128.9 million of lower interest income across our RMBS, consumer loans, and whole loans attributable to an aggregate smaller weighted average portfolio.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Year Ended December 31,
	2021	2020
Direct to Consumer	3.97%	3.61%
Retail / Joint Venture	3.66%	4.57%
Wholesale	1.09%	2.38%
Correspondent	0.28%	0.56%
	1.51%	1.85%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(in millions)	2021	% of Total	2020	% of Total	Amount	%
Production by Channel
Direct to Consumer	$25,182	20%	$12,847	21%	$12,335	96%
Retail / Joint Venture	16,781	14%	3,999	6%	12,782	320%
Wholesale	16,189	13%	7,223	12%	8,966	124%
Correspondent	65,136	53%	37,535	61%	27,601	74%
Total Production by Channel	$123,288	100%	$61,604	100%	$61,684	100%

Gain on originated residential mortgage loans, held-for-sale, net increased primarily due to higher fund loan volumes across all channels as well as the addition of Caliber during the third quarter. For the year ended December 31, 2021, loan origination volume was $123.3 billion, up from $61.6 billion in the prior year.

Interest Expense and Warehouse Line Fees

Interest expense decreased $87.2 million during the year ended December 31, 2021 primarily driven by (i) a $133.6 million decrease in interest expense on our Agency, Non-Agency, residential mortgage loan and consumer loan portfolios, partially offset by (iii) a $44.1 million increase in interest expense in our servicing segment largely driven by the value of our financed MSR portfolio, including the Caliber acquisition completed in the third quarter of 2021.

General and Administrative

General and Administrative expenses consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Legal and professional	$102,114	$70,502	$31,612	44.8%
Loan origination	196,989	92,081	104,908	113.9%
Occupancy	70,616	36,799	33,817	91.9%
Subservicing	224,138	201,444	22,694	11.3%
Loan servicing	16,440	14,126	2,314	16.4%
Property and maintenance	69,083	42,508	26,575	62.5%
Other	184,648	90,981	93,667	103.0%
Total general and administrative expenses	$864,028	$548,441	$315,587	57.5%

General and administrative expenses increased $315.6 million year over year, with the Caliber acquisition contributing approximately $142.0 million of the total increase. The remainder of the increase was largely driven by higher funded loan volumes, as well as an increase of $26.6 million in property and maintenance expense.

Compensation and Benefits

Compensation and benefits increased $588.2 million year over year, with the Caliber acquisition contributing a majority of the total increase and the remainder driven by higher loan volumes during 2021. Total headcount at December 31, 2021 was 12,296 employees, up from 5,667 at December 31, 2020. The Caliber acquisition added over 7,000 employees.

Management Fee to Affiliate

Management fee to affiliate increased $6.8 million as a result of capital raises during 2021. Refer to the “Capital Activities” section for further discussion regarding capital raises.

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Excess MSRs	$(15,078)	$(16,232)	$1,154	(7.1)%
Excess MSRs, equity method investees	1,818	(3,489)	5,307	(152.1)%
Servicer advance investments	(9,076)	763	(9,839)	n/m
Real estate and other securities	(400,369)	28,455	(428,824)	n/m
Residential mortgage loans	155,758	(107,604)	263,362	(244.8)%
Consumer loans	(20,133)	2,816	(22,949)	(815.0)%
Derivative instruments	298,803	(53,467)	352,270	(658.9)%
Change in fair value of investments	$11,723	$(148,758)	$160,481	(107.9)%
Percentage changes in the table above deemed “n/m” are not meaningful.

Change in Fair Value of Excess MSRs

Change in fair value of excess mortgage servicing rights increased $6.5 million driven by changes in valuation inputs and assumptions related to prepayment speeds.

Change in Fair Value of Servicer Advance Investments

Change in fair value of servicer advance investments decreased $9.8 million primarily driven by changes in valuation inputs and assumptions related to lengthening recovery timelines.

Change in Fair Value of Real Estate and Other Securities

Change in fair value of real estate securities decreased $428.8 million primarily due to a reduction in prices of Agency securities associated with higher interest rates. The decrease was partially offset by a $352.3 million increase in change in fair value of derivatives instruments noted below.

Change in Fair Value of Residential Mortgage Loans

Change in fair value of residential mortgage loans increased $263.4 million due to (i) a $384.4 million favorable change in inputs and assumptions attributable to the favorable economic outlook associated with COVID-19 and (ii) a $121.1 million increase in realization of gain through loan sales and securitizations, in turn reversing the unrealized gain position.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments increased $352.3 million on interest rate swaps used to hedge our Agency RMBS portfolio due to favorable changes in inputs and assumptions driven by higher interest rates.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Sale of real estate securities	$(89,811)	$(753,713)	$663,902	(88.1)%
Sale of acquired residential mortgage loans	120,680	(5,662)	126,342	n/m
Settlement of derivatives	(172,581)	(74,812)	(97,769)	130.7%
Liquidated residential mortgage loans	(5,946)	4,644	(10,590)	(228.0)%
Sale of REO	(6,622)	(21,925)	15,303	(69.8)%
Extinguishment of debt	(1,485)	(66,233)	64,748	(97.8)%
Other	(78,796)	(12,430)	(66,366)	533.9%
	$(234,561)	$(930,131)	$695,570	(74.8)%
Percentage changes in the table above deemed “n/m” are not meaningful.

Loss on settlement of investments, net decreased $695.6 million for the year ended December 31, 2021 compared to 2020. The decrease is primarily due to Agency and Non-Agency RMBS portfolio sales in the second quarter of 2020. The 2020 sales were executed in order to generate liquidity and de-risk our balance sheet in response to the onset of COVID-19 related market factors, and we realized net losses of approximately $733.0 million on these sales. The remaining net favorable change in investment activity reflects (i) increases in realized gains from collapses and loan sale transactions during 2021 which contributed to the favorable change year over year, (ii) partially offset by a $97.8 million increase in net realized losses on settlement of derivatives, and (iii) a $66.6 million increase in realized losses associated with collapse loan purchases.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Unrealized gain (loss) on secured notes and bonds payable	$12,991	$(966)	$13,957	n/m
Unrealized gain (loss) on contingent consideration	(1,037)	(6,568)	5,531	(84.2)%
Unrealized gain (loss) on equity investments	5,986	(54,455)	60,441	(111.0)%
Gain (loss) on transfer of loans to REO	3,752	7,945	(4,193)	(52.8)%
Gain (loss) on transfer of loans to other assets	(9)	(939)	930	(99.0)%
Gain (loss) on Ocwen common stock	2,181	3,235	(1,054)	(32.6)%
Provision for servicing losses	(41,038)	(15,330)	(25,708)	167.7%
Bargain purchase gain	6,024	—	6,024	n/m
Rental revenues	13,750	2,422	11,328	467.7%
Ancillary income	53,358	22,987	30,371	132.1%
Property and maintenance revenue	104,797	70,527	34,270	48.6%
Other income (loss)	(26,787)	(40,855)	14,068	(34.4)%
	$133,968	$(11,997)	$145,965	n/m
Percentage changes in the table above deemed “n/m” are not meaningful.

Other income increased $146.0 million primarily due to (i) a $39.1 million unrealized loss on an equity investment in a commercial redevelopment project, which was recorded in the first quarter of 2020 and $12.5 million of lower losses associated with other equity investments throughout the year, (ii) a $34.3 million increase in property and maintenance revenue at Guardian Asset Management attributable to continued growth in operations, (iii) a $30.4 million increase in ancillary revenue from recovery income, (iv) a $11.3 million increased rent from single-family rental properties attributable to continued growth in our single-family rental business, (v) a $17.7 million favorable mark-to-market adjustment on an equity investment carried at fair value, (vi) a $14.0 million increase in favorable change in unrealized gain on secured notes and bonds payable, and (vii) a $6.0 million bargain purchase gain attributable to the Caliber acquisition, partially offset by (viii) a $25.7 million increase in provision for servicing losses.

Provision (Reversal) for Credit Losses on Securities

The reversal for credit losses on securities increased $18.6 million primarily due to an increase in fair values on Non-Agency RMBS purchased with existing credit impairment driven by improved economic conditions associated with COVID-19.

Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned

Valuation and credit loss provision on loans and real estate owned decreased $152.8 million primarily due to a $151.2 million decrease in impairment on residential mortgage loans attributable to improved economic conditions.

Income Tax Expense (Benefit)

Income tax expense increased $141.3 million primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income generated by the origination and servicing segments. The prior year tax expense was largely driven by deferred tax benefits from changes in the fair value of loans and MSRs during the first quarter of 2020, partially offset by origination and servicing income in subsequent quarters.

Noncontrolling Interests in Income of Consolidated Subsidiaries

Noncontrolling interests in income of consolidated subsidiaries decreased by $19.3 million primarily attributable to (i) a $12.3 million decrease related to interest income and fair value adjustments at our Consumer Loan Companies, which are 46.5% owned by third parties, (ii) a $4.3 million decrease from the Shelter JVs, and (iii) a $2.7 million decrease related to Advance Purchaser LLC.

Dividends on Preferred Stock

The following table summarizes preferred stock:

	Number of Shares		Dividends Declared Per Share and Amount
	December 31,		Year Ended December 31,
Series	2021	2020	2021		2020
Series A, 7.50% issued July 2019	6,210	6,210	$1.88	$11,644	$1.88	$11,644
Series B, 7.125% issued August 2019	11,300	11,300	1.78	20,128	1.78	20,128
Series C, 6.375% issued February 2020	16,100	16,100	1.59	25,659	1.60	22,523
Series D, 7.00%, issued September 2021	18,600	—	0.72	9,313	—	—
Total	52,210	33,610	$5.97	$66,744	$5.26	$54,295
Dividends on preferred stock increased $12.4 million to $66.7 million primarily due to the issuance of Preferred Series D shares in mid-September 2021.
Other Comprehensive Income

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

Our primary sources of funds are cash provided by operating activities (primarily income from loan origination and servicing), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, management fees, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Total cash and cash equivalents at December 31, 2021 was $1.3 billion compared to $0.9 billion at December 31, 2020.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of December 31, 2021, approximately $1.1 billion of our cash and cash equivalents was held at NRM, Newrez and Caliber, of which $0.9 billion was in excess of regulatory liquidity requirements. NRM, Newrez and Caliber are expected to maintain compliance with applicable net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have pursued in the past and may also pursue in the future one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2021, we had outstanding secured financing agreements with an aggregate face amount of approximately $20.6 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.5 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

While market volatility attributable to COVID-19 has subsided since its onset in the first quarter of 2020, it is possible that volatility may increase again due to the continued uncertainty brought about by the initial COVID-19 strain as well as its evolving variants, including the more transmissible Delta and Omicron variants. Consequently, our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our assets that cover the outstanding borrowings.

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

Debt Obligations

The following table summarizes information regarding our debt obligations (dollars in thousands):

	December 31, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$10,135,658	$10,131,700	Feb-22 to Sep-25	1.92%	0.7	$10,904,545	$10,936,752	$10,977,338	23.0	$4,039,564
Warehouse Credit Facility-Mortgage Loans Receivable(g)	1,252,660	1,252,660	Dec-23	2.15%	2.0	1,473,894	1,473,894	1,515,762	1.3	—
Agency RMBS(D)	8,386,538	8,386,538	Jan-22 to Apr-22	0.16%	0.1	8,396,800	8,661,005	8,442,009	6.9	12,682,427
Non-Agency RMBS(E)	656,874	656,874	Jan-22 to Aug-22	2.43%	0.1	13,370,966	869,226	924,948	3.3	817,209
Other(G)(H)	165,112	165,112	Mar-22 to Sep-25	2.95%	1.0	N/A	234,501	230,062	4.4	8,480
Total Secured Financing Agreements	20,596,842	20,592,884		1.25%	0.6					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	237,835	237,835	Aug-25	3.74%	3.7	80,461,630	268,102	333,845	6.3	275,088
MSRs(J)	4,245,401	4,234,771	Mar-22 to Dec-26	3.47%	3.3	524,065,651	6,049,595	6,609,171	6.3	2,691,791
Servicer Advance Investments(K)	356,580	355,722	Apr-22 to Dec-22	1.27%	0.9	369,440	405,786	421,807	6.9	423,144
Servicer Advances(K)	2,362,080	2,355,969	Feb-22 to Nov-24	2.19%	1.3	2,812,974	2,855,148	2,855,148	0.7	2,585,575
Residential Mortgage Loans(L)	1,020,206	1,001,933	Mar-23 to Jul-43	1.82%	3.2	889,840	1,158,669	1,147,245	23.9	1,039,838
Consumer Loans(M)	454,542	458,580	Sep-37	2.05%	8.6	449,713	461,026	507,242	3.3	628,759
Total Secured Notes and Bonds Payable	8,676,644	8,644,810		2.77%	2.9					7,644,195
Total/Weighted Average	$29,273,486	$29,237,694		1.71%	1.3					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $20.9 million of associated interest payable as of December 31, 2021.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $252.2 million which bear interest at a fixed interest rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)All LIBOR-based floating interest rates.
(H)Includes $158.5 million of financing collateralized by a portion of our SFR portfolio as well as financing collateralized by REOs.
(I)Includes $237.8 million of corporate loans which bear interest at a fixed interest rate of 3.7%.
(J)Includes $1.9 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.5% to 4.5%; and $2.3 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(K)$1.8 billion face amount of the notes has a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR Financing Receivables owned by NRM.
(L)Represents (i) $27.6 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, (ii) $42.9 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6%, (iii) a $199.7 million note payable collateralized by SFR properties with a fixed interest rate of 2.8%, and (iv) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(M)Includes the SpringCastle debt, comprising the following classes of asset-backed notes held by third parties: $401.5 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $20.6 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings:

		Year Ended December 31, 2021
	Outstanding Balance at December 31, 2021	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,386,538	$11,691,649	$18,667,907	0.19%
Non-Agency RMBS	656,874	739,134	1,300,470	3.01%
Residential mortgage loans	7,786,115	6,211,879	12,846,806	1.92%
Real estate owned	6,595	5,609	6,621	2.60%
Secured Notes and Bonds Payable
MSRs	487,000	265,146	716,360	3.41%
Servicer advances	1,174,493	711,324	1,368,464	1.83%
Total/Weighted Average	$18,497,615	$19,624,741	$34,906,628	1.20%

(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Secured Financing Agreements
Agency RMBS	$8,789,698	$10,098,123	$15,169,877	$13,833,811
Non-Agency RMBS	711,931	715,802	724,014	806,260
Residential mortgage loans	8,497,137	4,879,365	4,622,809	4,552,293
Real estate owned	5,609	9,923	19,294	2,282

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Secured Financing Agreements
Agency RMBS	$11,391,397	$6,899,998	$1,175,803	$15,250,971
Non-Agency RMBS	447,824	1,459,942	2,092,963	7,216,191
Residential mortgage loans	3,655,906	3,112,376	3,180,499	4,869,240
Real estate owned	2,581	3,222	76,763	75,173
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On May 19, 2020, we, as borrower, entered into a three-year senior secured term loan facility agreement (the “2020 Term Loan”) in the principal amount of $600.0 million at a fixed annual rate of 11.0%.

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of our common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of December 31, 2021, the weighted average exercise price was $6.49 per share.

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

We may from time to time seek to repurchase our outstanding 2025 Senior Notes, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

For additional information on our debt activities, see Note 13 to our Consolidated Financial Statements.

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

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2021 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$370,430	April 2022
7,052	August 2022
300,000	October 2022
300,000	December 2022
180,352	April 2023
600,000	August 2023
600,000	September 2023
$2,357,834
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

Maturities

Our debt obligations as of December 31, 2021, as summarized in Note 13 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2022	$1,088,882	$17,402,381	$18,491,263
2023	1,380,352	3,824,659	5,205,011
2024	750,000	1,211,791	1,961,791
2025	—	2,043,989	2,043,989
2026 and thereafter	525,036	1,596,396	2,121,432
	$3,744,270	$26,079,216	$29,823,486
(A)Includes secured notes and bonds payable of $3.7 billion.
(B)Includes Secured Financing Agreements and Secured Notes and Bonds Payable of $20.6 billion and $5.5 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to receivables for investments sold) and Non-Agency RMBS repurchase agreements were 0.7% and 29.0%, respectively, and for residential mortgage loans and REO were 7.7% and 28.2%, respectively, during the year ended December 31, 2021.

Borrowing Capacity

The following table summarizes our borrowing capacity as of December 31, 2021 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,178,992	$3,478,514	$1,700,478
Loan origination	21,564,856	8,824,916	12,739,940
Secured Notes and Bonds Payable
Excess MSRs	286,380	237,835	48,546
MSRs	4,999,244	4,245,401	753,843
Servicer advances	4,002,644	2,718,660	1,283,984
Residential mortgage loans	200,000	199,713	287
	$36,232,116	$19,705,039	$16,527,078
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of December 31, 2021.
Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2021	2020	2021	2020	Issuance Discount	Carrying Value(B)	2021	2020	2019
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	$155,250	3.15%	$150,026	$1.88	$1.88	$1.16
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	282,500	3.15%	273,418	1.78	1.78	0.89
Series C, 6.375% issued February 2020(C)	16,100	16,100	402,500	402,500	3.15%	389,548	1.59	1.60	—
Series D, 7.00% issued September 2021(D)	18,600	—	465,000	—	3.15%	449,489	0.72	—	—
Total	52,210	33,610	$1,305,250	$840,250		$1,262,481	$5.97	$5.26	$2.05
(A)Each series has a liquidation preference of $25.00 per share.
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

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020, and September 17, 2021 but excluding August 15, 2024, August 15, 2024, February 15, 2025, and November 15, 2026, holders of shares of our Series A, Series B, Series C, and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375%, and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594, and $1.750 per annum per share), respectively, and from and including August 15, 2024, August 15, 2024 and February 15, 2025, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802%, 5.640%, and 4.969% per annum, for our Series A, Series B, and Series C, respectively. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C, and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

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

We may from time to time seek to repurchase our outstanding preferred stock, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of December 31, 2021.

On April 14, 2021, we priced our underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share. We used the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the Caliber acquisition (see Note 3 to our Consolidated Financial Statements).

On May 19, 2021, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2021, we issued an aggregate of 178,000 shares of our common stock at an average price of $11.39 per share, net of fees.

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

In December 2021, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2022. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager.

The following table summarizes outstanding options as of December 31, 2021:

Held by the Manager	19,877,843
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	1,594,147
Issued to the independent directors	7,000
Total	21,478,990

As of December 31, 2021, outstanding options had a weighted average exercise price of $14.17.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2021, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Balance at December 31, 2020	$65,697
Unrealized gain (loss) on available-for-sale securities, net	29,944
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	(5,388)
Balance at December 31, 2021	$90,253

Activity with accumulated other comprehensive income reflect changes in the fair value of our real estate and other securities portfolio. The change in fair value is primarily associated with changes in interest rates and credit spreads during the reporting period.

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents, and restricted cash for the periods presented:

	For the Year Ended December 31,
	2021	2020	Change
Beginning of period — cash, cash equivalents, and restricted cash	$1,080,473	$690,934	$389,539

Net cash provided by (used in) operating activities	2,883,872	1,873,706	1,010,166
Net cash provided by (used in) investing activities	2,306,253	8,627,678	(6,321,425)
Net cash provided by (used in) financing activities	(4,742,156)	(10,111,845)	5,369,689

Net increase (decrease) in cash, cash equivalents, and restricted cash	447,969	389,539	58,430

End of period — cash, cash equivalents, and restricted cash	$1,528,442	$1,080,473	$447,969

Operating Activities

Net cash provided by operating activities increased approximately $1.0 billion for the year ended December 31, 2021 compared to 2020. Operating cash inflows for the year ended December 31, 2021 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received, and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations, management fees paid to the Manager, income taxes paid, and subservicing fees paid.

Investing Activities

Cash flows provided by investing activities were $2.3 billion and $8.6 billion for the year ended December 31, 2021 and 2020, respectively. Investing activities primarily consisted of cash paid for SFR properties, the acquisition of businesses, MSRs, real estate securities, and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $4.7 billion and $10.1 billion for the year ended December 31, 2021 and 2020, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net of returns, equity offerings, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of December 31, 2021, there was $10.8 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

As of December 31, 2021, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of December 31, 2021, we had the following material contractual obligations:

Contract	Terms

Debt Obligations

Secured Financing Agreements	Described under Note 13 to our Consolidated Financial Statements.

Secured Notes and Bonds Payable	Described under Note 13 to our Consolidated Financial Statements.

Unsecured Senior Notes	Described under Note 13 to our Consolidated Financial Statements.

Other Contractual Obligations

Lease Liability	Described under Note 17 to our Consolidated Financial Statements.

Management Agreement	For its services, our Manager is entitled to management fees, incentive fees, and reimbursement for certain expenses, as defined in, and in accordance with the terms of, the Management Agreement. Such terms are described in Note 18 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 12 to our Consolidated Financial Statements.

See Notes 17 and 20 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2021, if any. As described in Note 17, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Critical Accounting Policies and Use of Estimates—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $244.1 million of unfunded and available revolving credit privileges as of December 31, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $539.4 million of additional advances on existing mortgage loans as of December 31, 2021. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR Financing Receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs, we have recapture agreements, as described in Note 6 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR Financing Receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR Financing Receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted with precision. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the ARRC of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with SOFR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. Any additional changes announced by the regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. See Part I, Item 1A, Risk Factors—Risks Related to Our Business—Changes in banks’ inter-bank lending rate reporting practices or how the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

Amounts in millions	December 31, 2021	December 31, 2020
Interest rate change (bps)	Estimated Change in Fair Value	Estimated Change in Fair Value
+50bps	+488.5	+191.0
+25bps	+253.6	+98.0
-25bps	-253.6	-98.0
-50bps	-519.8	-199.0

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

Amounts in millions	December 31, 2021	December 31, 2020
Mortgage basis change (bps)	Estimated Change in Fair Value	Estimated Change in Fair Valu
+20bps	+145.4	-10.6
+10bps	+76.5	-5.3
-10bps	-76.5	+5.3
-20bps	-157.9	+10.6

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs and MSR Financing Receivables, Excess MSRs, the basic fee component of MSRs (which we own as part of our Servicer Advance Investments), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs and MSR Financing Receivables, Excess MSRs or the basic fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs and MSR Financing Receivables, Excess MSRs or our right to the basic fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our MSRs and MSR Financing Receivables, Excess MSRs, Servicer Advance Investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, and we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs and MSR Financing Receivables, and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR Financing Receivables, owned as of December 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2021	$4,443,713
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,723,852	$4,579,625	$4,316,572	$4,196,370
Change in estimated fair value:
Amount	$280,139	$135,912	$(127,141)	$(247,343)
Percentage	6.3%	3.1%	(2.9)%	(5.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,775,124	$4,600,937	$4,301,745	$4,171,818
Change in estimated fair value:
Amount	$331,411	$157,224	$(141,968)	$(271,895)
Percentage	7.5%	3.5%	(3.2)%	(6.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,471,189	$4,457,490	$4,430,348	$4,416,734
Change in estimated fair value:
Amount	$27,476	$13,777	$(13,365)	$(26,979)
Percentage	0.6%	0.3%	(0.3)%	(0.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,381,965	$4,412,995	$4,475,062	$4,506,096
Change in estimated fair value:
Amount	$(61,748)	$(30,718)	$31,349	$62,383
Percentage	(1.4)%	(0.7)%	0.7%	1.4%
The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR Financing Receivables, owned as of December 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2021	$943,210
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,028,804	$984,143	$905,360	$870,484
Change in estimated fair value:
Amount	$85,594	$40,933	$(37,850)	$(72,726)
Percentage	9.1%	4.3%	(4.0)%	(7.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$983,495	$962,276	$926,030	$910,740
Change in estimated fair value:
Amount	$40,285	$19,066	$(17,180)	$(32,470)
Percentage	4.3%	2.0%	(1.8)%	(3.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$982,117	$956,659	$905,309	$879,175
Change in estimated fair value:
Amount	$38,907	$13,449	$(37,901)	$(64,035)
Percentage	4.1%	1.4%	(4.0)%	(6.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$934,137	$938,671	$947,739	$952,273
Change in estimated fair value:
Amount	$(9,073)	$(4,539)	$4,529	$9,063
Percentage	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2021 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at December 31, 2021	$1,471,880
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,572,675	$1,521,052	$1,427,385	$1,384,787
Change in estimated fair value:
Amount	$100,795	$49,172	$(44,495)	$(87,093)
Percentage	6.8%	3.3%	(3.0)%	(5.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,612,602	$1,538,538	$1,411,389	$1,356,086
Change in estimated fair value:
Amount	$140,722	$66,658	$(60,491)	$(115,794)
Percentage	9.6%	4.5%	(4.1)%	(7.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,512,788	$1,492,114	$1,451,436	$1,431,163
Change in estimated fair value:
Amount	$40,908	$20,234	$(20,444)	$(40,717)
Percentage	2.8%	1.4%	(1.4)%	(2.8)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,442,484	$1,457,180	$1,486,575	$1,501,273
Change in estimated fair value:
Amount	$(29,396)	$(14,700)	$14,695	$29,393
Percentage	(2.0)%	(1.0)%	1.0%	2.0%

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

Item 8. Consolidated Financial Statements

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New Residential Investment Corp. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022, expressed an unqualified opinion thereon.

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

Valuation of Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables
Description of the Matter
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSR”) totaling $6,859 million as of December 31, 2021 as included in Note 6 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include discount rates, servicing costs, prepayment rates, and recapture rates.

Auditing management’s fair value of MSRs and related changes in fair value is complex because the valuation is driven by significant assumptions that are judgmental and are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSRs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of MSRs. This included, among others, management’s independent review of significant assumptions including discount rates, servicing costs, prepayment speeds, and recapture rates against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value ranges obtained from an independent valuation firm to evaluate the reasonableness of the fair values developed by the Company and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate.

In order to test the valuation of MSRs, our audit procedures included testing significant assumptions by comparing them to historical results, current industry, market and economic trends, evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying mortgage records and evaluating the competence and objectivity of management’s independent valuation firm. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value of the MSRs resulting from changes in these assumptions. We involved an internal valuation specialist to test management’s assumptions and identify potential sources of contrary information. We evaluated the Company’s fair value disclosures included in Note 14 for consistency with US GAAP.

Valuation of Non-Agency Real Estate Securities
Description of the Matter
The Company invests in non-agency residential mortgage backed securities (“RMBS”) which are measured at fair value on a recurring basis. As disclosed in Note 14 to the consolidated financial statements, the Company determined that the fair value of these non-agency RMBS approximates $952 million, as of December 31, 2021. As explained in Note 14 to the consolidated financial statements, the Company utilizes pricing information obtained from valuation providers engaged by New Residential in the fair value measurement of these Level 3 assets. Significant unobservable inputs are used in these fair value measurements which include discount rates, expected prepayment rates, expected default rates and expected loss severities.

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

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of non-agency RMBS. This included controls over the review of valuation methodologies used by the valuation providers, management’s fair value analysis applied to select one of the multiple quotes obtained from the valuation providers which is believed to most accurately reflect fair value, and management’s evaluation of the pricing information obtained from the valuation providers.

As management used valuation providers to develop its fair value estimate, our audit procedures included selecting a sample of securities to determine whether the final price provided by the valuation provider agrees to the price used by management. With the support of an internal valuation specialist, we independently developed a range of fair value for a sample of securities and compared management’s estimates to our ranges. We developed the ranges of fair value by using a cash flow model and inputting cash flow and yield assumptions based on our independently obtained information. We also considered market transaction data for similar securities, if available, to develop our independent ranges to be compared to management’s fair value estimate. We evaluated the Company’s fair value disclosures included in Note 14 for consistency with US GAAP.

Valuation of Residential Mortgage Loans (RMLs)
Description of the Matter
The Company holds acquired conforming and nonconforming mortgage loans which are measured at fair value on a recurring basis or, for those measured at the lower of cost or fair value, are measured at fair value on a non-recurring basis as described in Note 9 to the consolidated financial statements. As included in Note 14 to the consolidated financial statements, RMLs with a carrying value of $2,556 million as of December 31, 2021 are valued using internal pricing models to forecast loan level cash flows using subjective inputs such as default rates, prepayments speeds, loss severities and discount rates. As the internal pricing model is based on these subjective, unobservable inputs, the Company classifies these valuations as Level 3 in the fair value hierarchy.

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

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of RMLs. This included, among others, management’s independent review of significant assumptions including default rates, prepayments speeds, loss severities and discount rates against historical results and available market information, management’s review of internally developed fair values in comparison to independent fair value marks obtained from third parties to evaluate the reasonableness of the fair values developed by the Company, and management’s review of model functionality and changes. We also tested management’s controls to validate that the data used in the valuation was complete and accurate.

In order to test the valuation of RMLs, our audit procedures included, among others, testing significant assumptions by comparing to historical results, current industry, market and economic trends, evaluating the Company’s use of the discounted cash flow valuation technique and validating the accuracy and completeness of model objective inputs. With the support of an internal valuation specialist, we independently developed a range of fair value for a sample of loan pools and compared management’s estimates to our ranges. We developed the ranges based on collateral characteristics of the pools selected for testing and consideration of market transaction data for similar collateral, where available. We evaluated the Company’s fair value disclosures included in Note 14 for consistency with US GAAP.

Accounting for Acquisitions
Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed its acquisitions of Caliber Home Loans, Inc. (“Caliber”) for a purchase price of $1,319 million and Genesis Capital, LLC (“Genesis”) for a purchase price of $1,635 million during the year ended December 31, 2021. The acquisitions were accounted for as business combinations.

Auditing the Company’s accounting for the Caliber business combination was complex due to the subjectivity required in determining the fair value of the acquired mortgage servicing rights (“MSRs”) of $1,508 million. The subjectivity was primarily due to the unobservable nature of significant assumptions used in determining the fair value of the MSRs. Such assumptions included discount rates, servicing costs, prepayment speeds and recapture rates. Selecting and applying audit procedures to address the subjectivity involves auditor judgment and industry-specific knowledge including the current market conditions considered by a market participant.

Auditing the Company’s accounting for the Genesis business combination was complex because the transaction related to the acquisition of a business whose primary asset is construction, renovation, and bridge loans (“mortgage loans receivable”), which is a significant new business for the Company. Since it is a new type of loan for the Company and observable market data to determine fair value is not readily available, auditing the valuation of the $1,506 million of acquired mortgage loans receivable required significant involvement of more experienced team members.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the accounting for the business combinations, including controls over the valuation of the acquired mortgage servicing rights and mortgage loans receivable. For MSRs, this included, among others, management’s independent review of significant assumptions against available market information and historical data. For mortgage loans receivable, this included management’s independent review of market yields implied by transactions of similar assets and the credit quality of the underlying mortgage loans receivable. We also tested the Company’s controls over the completeness and accuracy of the data used in the valuations.

To test the valuation of the acquired mortgage servicing rights and mortgage loans receivable, our audit procedures included, among others, evaluating the Company’s valuation methodologies and significant assumptions, and testing the completeness and accuracy of data used in the valuations. For example, for MSRs we performed procedures to test the significant assumptions used in the determination of fair value by evaluating them against historical data and current industry, market and economic trends. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value of the MSRs and the mortgage loans receivable resulting from changes in these assumptions. We involved an internal valuation specialist to evaluate management’s assumptions and identify potential sources of contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of New Residential Investment Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited New Residential Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, New Residential Investment Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Caliber Home Loans, Inc. and Genesis Capital LLC, which are included in the 2021 consolidated financial statements of the Company and constituted approximately 26.9% and 26.6% of total assets and net assets, respectively, as of December 31, 2021 and 18.3% and 3.4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Caliber Home Loans, Inc. and Genesis Capital LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of New Residential Investment Corp. and Subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 16, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 16, 2022

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2021	2020
Assets
Excess mortgage servicing rights, at fair value	$344,947	$410,855
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	6,858,803	4,585,841
Servicer advance investments, at fair value(A)	421,807	538,056
Real estate and other securities	9,396,539	14,244,558
Residential loans and variable interest entity consumer loans, held-for-investment, at fair value(A)	1,077,224	1,359,754
Residential mortgage loans, held-for-sale ($11,214,924 and $4,705,816 at fair value, respectively)	11,347,845	5,215,703
Mortgage loans receivable, at fair value	1,515,762	—
Residential mortgage loans subject to repurchase(B)	1,787,314	1,452,005
Cash and cash equivalents(A)	1,332,575	944,854
Restricted cash(A)	195,867	135,619
Servicer advances receivable	2,855,148	3,002,267
Receivable for investments sold	—	4,180
Other assets(A)	2,608,359	1,358,422
	$39,742,190	$33,252,114

Liabilities and Equity

Liabilities
Secured financing agreements(A)	$20,592,884	$17,547,680
Secured notes and bonds payable ($511,107 and $1,662,852 at fair value, respectively)(A)	8,644,810	7,644,195
Residential mortgage loan repurchase liability(B)	1,787,314	1,452,005
Unsecured senior notes, net of issuance costs	543,293	541,516
Payable for investments purchased	—	154
Due to affiliates	17,819	9,450
Dividends payable	127,922	90,128
Accrued expenses and other liabilities(A)	1,358,768	537,302
	33,072,810	27,822,430

Commitments and Contingencies

Equity
Preferred Stock, $0.01 par value, 100,000,000 shares authorized, 52,210,000 and 33,610,000 issued and outstanding, $1,305,250 and $840,250 aggregate liquidation preference, respectively	1,262,481	812,992
Common Stock, $0.01 par value, 2,000,000,000 shares authorized, 466,758,266 and 414,744,518 issued and outstanding, respectively	4,669	4,148
Additional paid-in capital	6,059,671	5,547,108
Retained earnings (accumulated deficit)	(813,042)	(1,108,929)
Accumulated other comprehensive income (loss)	90,253	65,697
Total New Residential stockholders’ equity	6,604,032	5,321,016
Noncontrolling interests in equity of consolidated subsidiaries	65,348	108,668
Total Equity	6,669,380	5,429,684
	$39,742,190	$33,252,114
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (New Residential). As of December 31, 2021, and December 31, 2020, total assets of consolidated VIEs were $2.8 billion and $2.7 billion, respectively, and total liabilities of consolidated VIEs were $2.1 billion and $2.1 billion, respectively. See Note 15 for further details.
(B)See Note 6 for details.

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,559,554	$1,642,272	$1,534,125
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646), $(1,583,628) and $(733,763), respectively)	(575,353)	(2,168,909)	(901,973)
Servicing revenue, net	984,201	(526,637)	632,152
Interest income	810,896	794,965	1,330,114
Gain on originated residential mortgage loans, held-for-sale, net	1,826,909	1,399,092	460,107
	3,622,006	1,667,420	2,422,373
Expenses
Interest expense and warehouse line fees	497,308	584,469	933,751
General and administrative	864,028	548,441	496,481
Compensation and benefits	1,159,810	571,646	285,489
Management fee to affiliate	95,926	89,134	79,472
Incentive compensation to affiliate	—	—	91,893
	2,617,072	1,793,690	1,887,086
Other income (loss)
Change in fair value of investments	11,723	(148,758)	(118,373)
Gain (loss) on settlement of investments, net	(234,561)	(930,131)	227,981
Earnings from investments in consumer loans, equity method investees	—	—	(1,438)
Other income (loss), net	133,968	(11,997)	39,819
	(88,870)	(1,090,886)	147,989
Impairment
Provision (reversal) for credit losses on securities	(5,201)	13,404	25,174
Valuation and credit loss provision (reversal) on loans and real estate owned	(42,543)	110,208	10,403
	(47,744)	123,612	35,577
Income (loss) before income taxes	963,808	(1,340,768)	647,699
Income tax expense (benefit)	158,226	16,916	41,766
Net income (loss)	$805,582	$(1,357,684)	$605,933
Noncontrolling interests in income of consolidated subsidiaries	33,356	52,674	42,637
Dividends on preferred stock	66,744	54,295	13,281
Net income (loss) attributable to common stockholders	$705,482	$(1,464,653)	$550,015

Net income (loss) per share of common stock
Basic	$1.56	$(3.52)	$1.35
Diluted	$1.51	$(3.52)	$1.34

Weighted average number of shares of common stock outstanding
Basic	451,276,742	415,513,187	408,789,642
Diluted	467,665,006	415,513,187	408,990,107

Dividends declared per share of common stock	$0.90	$0.50	$2.00
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2021	2020	2019
Net income (loss)	$805,582	$(1,357,684)	$605,933
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities, net	29,944	123,855	445,943
Reclassification of net realized (gain) loss on available-for-sale securities, net into net income	(5,388)	(740,309)	(180,815)
Comprehensive income (loss)	830,138	(1,974,138)	871,061
Comprehensive income (loss) attributable to noncontrolling interests	33,356	52,674	42,637
Dividends on preferred stock	66,744	54,295	13,281
Comprehensive income (loss) attributable to common stockholders	$730,038	$(2,081,107)	$815,143
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.90 per share	—	—	—	—	—	(409,595)	—	(409,595)	—	(409,595)
Dividends declared on preferred stock	—	—	—	—	—	(66,744)	—	(66,744)	—	(66,744)
Capital distributions	—	—	—	—	—	—	—	—	(55,600)	(55,600)
Issuance of common stock	—	—	51,903,346	519	512,902	—	—	513,421	—	513,421
Issuance of preferred stock	18,600,000	449,489	—	—		—	—	449,489	—	449,489
Purchase of non-controlling interest					(1,447)			(1,447)	(21,076)	(22,523)
Director share grants	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	772,226	—	772,226	33,356	805,582
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	29,944	29,944	—	29,944
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(5,388)	(5,388)	—	(5,388)
Total comprehensive income (loss)	—	—	—	—	—	—	—	796,782	33,356	830,138
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2020
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
Cumulative adjustment for the adoption of ASU 2016-13	—	—	—	—	—	13,658	—	13,658	16,795	30,453
2020 Warrants	—	—	—	—	53,462	—	—	53,462	—	53,462
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(207,667)	—	(207,667)	—	(207,667)
Dividends declared on preferred stock	—	—	—	—	—	(54,295)	—	(54,295)	—	(54,295)
Capital contributions	—	—	—	—	—	—	—	—	2,449	2,449
Capital distributions	—	—	—	—	—	—	—	—	(41,800)	(41,800)
Issuance of common stock	—	—	97,394	1	1,662	—	—	1,663	—	1,663
Repurchase of common stock	—	—	(1,000,000)	(10)	(7,452)	—	—	(7,462)	—	(7,462)
Issuance of preferred stock	16,100,000	389,548	—	—	—	—	—	389,548	—	389,548
Director share grants	—	—	126,344	1	1,210	—	—	1,211	—	1,211
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(1,410,358)	—	(1,410,358)	52,674	(1,357,684)
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	123,855	123,855	—	123,855
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(740,309)	(740,309)	—	(740,309)
Total comprehensive income (loss)	—	—	—	—	—	—	—	(2,026,812)	52,674	(1,974,138)
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2019
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
Balance at December 31, 2018	—	$—	369,104,429	$3,692	$4,746,242	$830,713	$417,023	$5,997,670	$90,625	$6,088,295
Dividends declared on common stock, $2.00 per share	—	—	—	—	—	(830,995)	—	(830,995)	—	(830,995)
Dividends declared on preferred stock	—	—	—	—	—	(13,281)	—	(13,281)	—	(13,281)
Capital distributions	—	—	—	—	—	—	—	—	(54,712)	(54,712)
Issuance of common stock	—	—	46,000,000	460	750,933	—	—	751,393	—	751,393
Issuance of preferred stock	17,510,000	423,444	—	—	—	—	—	423,444	—	423,444
Option exercise	—	—	348,613	3	(3)	—	—	—	—	—
Director share grant	—	—	67,738	1	1,054	—	—	1,055	—	1,055
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	563,296	—	563,296	42,637	605,933
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	445,943	445,943	—	445,943
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(180,815)	(180,815)	—	(180,815)
Total comprehensive income (loss)	—	—	—	—	—	—	—	828,424	42,637	871,061
Balance at December 31, 2019	17,510,000	$423,444	415,520,780	$4,156	$5,498,226	$549,733	$682,151	$7,157,710	$78,550	$7,236,260
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$805,582	$(1,357,684)	$605,933
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSRs	13,260	19,721	3,705
Change in fair value of servicer advance investments	9,076	(763)	(10,288)
Change in fair value of residential mortgage loans, at fair value	(155,758)	107,604	70,914
Change in fair value of secured notes and bonds payable	(12,991)	966	1,236
Change in fair value of real estate and other securities	400,369	(28,455)	(2,101)
Change in fair value of consumer loans	20,133	(2,816)	—
(Gain) loss on settlement of investments, net	233,076	863,898	(236,513)
(Gain) loss on originated residential mortgage loans, held-for-sale, net	(1,826,909)	(1,399,092)	(460,107)
Bargain purchase gain	(6,024)	—	(49,539)
Earnings from investments in consumer loans, equity method investees	—	—	1,438
(Gain) loss on extinguishment of debt	1,485	66,233	8,532
Change in fair value of derivative instruments	(298,803)	53,467	56,143
Change in fair value of contingent consideration	1,037	6,568	10,487
Change in fair value of equity investments	(5,986)	54,455	3,096
(Gain) loss on transfer of loans to REO	(3,752)	(7,945)	(11,842)
(Gain) loss on transfer of loans to other assets	9	939	1,144
(Gain) loss on Ocwen common stock	(2,181)	(3,235)	(174)
Accretion and other amortization	(49,382)	(151,540)	(379,129)
Depreciation on single family rental properties	6,072	625	113
Provision (reversal) for credit losses on securities	(5,201)	13,404	25,174
Valuation and credit loss provision (reversal) on loans and real estate owned	(42,543)	110,208	10,403
Non-cash portions of servicing revenue, net	575,353	2,168,909	901,973
Non-cash directors’ compensation	1,110	1,211	1,055
Deferred tax provision	151,200	15,029	38,207
Changes in:
Servicer advances receivable, net	226,173	336,589	218,217
Other assets	939,930	99,477	(339,733)
Due to affiliates	8,369	(94,432)	2,411
Accrued expenses and other liabilities	(349,733)	(86,543)	182,153
Other operating cash flows:
Interest and distributions received from Excess MSRs	21,142	30,855	43,049
Interest received from servicer advance investments	13,033	19,322	28,437
Interest received from Non-Agency RMBS	104,463	170,151	264,694
Interest received from residential mortgage loans, held-for-investment	—	5,139	8,485
Interest received from consumer loans	14,901	—	30,588
Distributions of earnings from consumer loan equity method investees	—	—	8,607
Purchases of residential mortgage loans, held-for-sale	(8,102,055)	(3,433,110)	(8,610,511)
Origination of residential mortgage loans, held-for-sale	(122,564,612)	(60,951,784)	(19,411,150)
Origination and advances of mortgage loans receivable	(70,938)	—	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	132,220,995	64,968,767	24,968,751
Principal repayments from mortgage loans receivable	60,811	—	—
Principal repayments from purchased residential mortgage loans, held-for-sale	553,161	277,568	417,840
Net cash provided by (used in) operating activities	2,883,872	1,873,706	(1,598,302)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(1,173,171)	—	(1,223,233)
Purchase of servicer advance investments	(1,286,526)	(1,294,757)	(1,622,808)
Purchase of MSRs, MSR financing receivables and servicer advance receivables	(23,015)	(539,889)	(1,450,375)
Purchase of Agency RMBS	(6,098,841)	(23,187,216)	(35,479,893)
Purchase of Non-Agency RMBS	(709)	(56,515)	(885,629)
Purchase of REO and other assets	(547,314)	(23,640)	(68,024)
Purchase of investment in consumer loans, equity method investees	—	—	(64,499)
Purchase of commercial real estate, equity method investees	(25,138)	—	—
Draws on revolving consumer loans	(29,002)	(33,041)	(54,375)
Purchase of SFR properties	(544,850)	(17,763)	(24,246)
Origination of commercial loans	(250,000)	—	—
Payments for settlement of derivatives	(199,614)	(214,747)	(300,771)
Return of investments in Excess MSRs	50,710	58,970	68,613
Return of investments in consumer loans, equity method investees	—	—	92,748
Principal repayments from servicer advance investments	1,382,344	1,338,101	1,786,394
Principal repayments from Agency RMBS	2,168,212	1,101,564	2,085,283
Principal repayments from Non-Agency RMBS	162,638	407,996	1,294,010
Principal repayments from residential mortgage loans	119,841	139,561	113,602
Proceeds from sale of residential mortgage loans	9,922	—	41,622
Principal repayments from commercial loans	23,442	—	—
Principal repayments from consumer loans	191,177	229,218	261,456
Principal repayments from MSRs and MSR financing receivables	1,930	80,838	51,470
Proceeds from sale of MSRs	61,041	14,694	24,528
Proceeds from sale of Excess MSRs	3,327	1,142	10,095
Proceeds from sale of Agency RMBS	8,074,294	24,928,144	22,173,505
Proceeds from sale of Non-Agency RMBS	164,680	5,451,493	1,950,384
Proceeds from settlement of derivatives	16,643	164,417	108,472
Proceeds from sale of REO	54,232	79,108	138,910
Net cash provided by (used in) investing activities	2,306,253	8,627,678	(10,972,761)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Financing Activities
Repayments of secured financing agreements	(69,206,600)	(122,526,887)	(196,120,793)
Repayments of warehouse credit facilities	(130,744,991)	(64,520,481)	(34,833,314)
Margin deposits under secured financing agreements and derivatives	(5,783,542)	(4,092,498)	(4,567,677)
Proceeds from issuance of term loan	—	592,400	—
Repayment of term loan	—	(600,000)	—
Proceeds from issuance of unsecured senior notes	—	544,400	—
Repayments of secured notes and bonds payable	(8,078,073)	(9,452,948)	(9,307,033)
Deferred financing fees	(8,385)	(43,705)	(6,705)
Common stock dividends paid	(375,869)	(332,479)	(807,788)
Preferred stock dividends paid	(62,675)	(51,088)	(9,334)
Borrowings under secured financing agreements	64,749,425	113,228,180	207,138,969
Borrowings under warehouse credit facilities	129,899,057	63,453,603	36,177,659
Return of margin deposits under secured financing agreements and derivatives	6,032,909	4,016,721	4,365,946
Borrowings under secured notes and bonds payable	7,964,077	9,380,533	9,706,864
Issuance of preferred stock	449,489	389,548	423,444
Issuance of common stock	513,540	1,735	752,217
Repurchase of common stock	—	(7,462)	—
Costs related to issuance of common and preferred stock	(119)	(72)	(824)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	—	2,449	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(55,600)	(41,800)	(54,712)
Payment of contingent consideration	(12,276)	(51,994)	(10,000)
Purchase of noncontrolling interests	(22,523)	—	—
Net cash provided by (used in) financing activities	(4,742,156)	(10,111,845)	12,846,919

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	447,969	389,539	275,856

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,080,473	690,934	415,078

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,528,442	$1,080,473	$690,934

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$505,978	$512,139	$902,466
Cash paid during the period for income taxes	23,506	3,629	1,479

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$116,675	$82,949	$207,761
Preferred stock dividends declared but not paid	22,495	14,357	3,971
Warrants issued with term loan	—	53,462	—
Purchase of investments, primarily Agency and Non-Agency RMBS, settled after year end	—	154	902,081
Sale of investments, primarily Agency RMBS, settled after year end	—	4,180	5,256,014
Transfer from residential mortgage loans to real estate owned and other assets	30,020	69,812	95,640
Transfer from residential mortgage loans, held-for-investment to residential mortgage loans, held-for-sale	—	—	9,136
Non-cash distributions from LoanCo	—	—	25,739
MSR purchase price holdback	—	(45,013)	(25,245)
Guardian acquisition contingent consideration	—	—	13,893
Seller financing in Genesis acquisition	1,256,279	—	—
Ditech effective settlement of Preexisting Relationships	—	—	4,919
Real estate securities retained from loan securitizations	173,631	518,515	1,171,959
Residential mortgage loans subject to repurchase	1,787,314	1,452,005	172,336
See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
1. ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. New Residential is an independent publicly traded REIT primarily focused on investing in residential mortgage related assets and is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.” New Residential’s investment portfolio is composed of mortgage servicing related assets (full and excess MSRs and servicer advances), residential securities (and associated call rights), properties (including single family rental) and loans, mortgage loans, and consumer loans. New Residential’s investments in operating entities include leading origination and servicing platforms through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber”) (together with Newrez, “Mortgage Company”), as well as investments in affiliated businesses that provide mortgage related services. In addition, the acquisition of Genesis Capital LLC (“Genesis”) in December of 2021 adds a new complementary business line.

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

New Residential, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and the Mortgage Company, is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and the Mortgage Company are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, in the case of the Mortgage Company, Government National Mortgage Association (“Ginnie Mae”). The Mortgage Company is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

The Mortgage Company originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S. Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. New Residential generally retains the right to service the underlying residential mortgage loans sold and securitized by the Mortgage Company. NRM and the Mortgage Company are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae.

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. See Note 18 for additional information.

As of December 31, 2021, New Residential conducted its business through the following segments (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of December 31, 2021. In addition, Fortress, through its affiliates, held options and warrants relating to approximately 19.9 million and 22.3 million shares, respectively, of New Residential’s common stock as of December 31, 2021.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

Reclassifications — Beginning in the third quarter of 2021, New Residential changed its presentation of certain balance sheet and income statement line items to better reflect how New Residential is managed. Specifically, MSR Financing Receivables is presented together with Mortgage Servicing Rights, at Fair Value on the Consolidated Balance Sheets. Prior period amounts in New Residential’s Consolidated Financial Statements and respective notes have been reclassified to conform to the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

In addition to above, certain other prior period amounts in New Residential’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information, New Residential believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the loans underlying New Residential’s MSRs and MSR Financing Receivables, Excess MSRs, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The ongoing COVID-19 pandemic continues to impact the U.S. and world economies and has contributed to volatility in global financial and credit markets. Furthermore, disruptions caused by COVID-19 have slowed many commercial activities in the U.S., resulting in a reduced business revenues and reductions in liquidity and the fair value of many assets, including those in which the Company invests. The ultimate duration and impact of the COVID-19 pandemic and response thereto remain uncertain.

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

Business Combinations and Assets Acquisitions — When the assets acquired and liabilities assumed constitute a business, then the acquisition is a business combination. If substantially all of the fair value of the gross asset acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business. Business combinations are accounted for under ASC 805, Business Combinations, (“ASC 805”) using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

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

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
From time to time, the Company may securitize mortgage loans it holds if such financing is available. Depending upon the structure of the securitization transaction, these transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a sale and the loans will be removed from the Consolidated Balance Sheets or as a financing and the loans will remain on the Consolidated Balance Sheets. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing

Excess MSRs — Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust. Upon acquisition, New Residential has elected to record each of such investments at fair value. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on Excess MSRs. Under this election, New Residential records a valuation adjustment on its Excess MSRs on a quarterly basis to recognize the changes in fair value in net income. Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into earnings on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, New Residential’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as Change in Fair Value of Investments. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

MSRs and MSR Financing Receivables — MSRs represent the contractual right to service residential mortgage loans. The Company recognizes MSRs created through the sale of loans it originates. Under the accounting guidance for transfers and servicing, the Company initially measures a mortgage servicing asset that qualifies for separate recognition at fair value on the date of transfer. New Residential elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on MSRs. Under this election, New Residential records a valuation adjustment on its MSRs on a quarterly basis to recognize the changes in fair value in net income. MSRs are aggregated into pools as applicable; each pool of MSRs is accounted for in the aggregate. Income from MSRs is recorded in Servicing Revenue, Net and comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs.

In certain cases, New Residential has legally purchased MSRs or the right to the economic interest in MSRs; however, New Residential has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, New Residential records an investment in MSR Financing Receivables. Income from this investment (net of subservicing fees) is recorded as interest income and is grouped and presented as part of Servicing Revenue, Net in the Consolidated Statements of Income. Additionally, New Residential has elected to measure MSR Financing Receivables at fair value, with changes in fair value flowing through Servicing Revenue, Net in the Consolidated Statements of Income.

Servicer Advance Investments — New Residential accounts for its Servicer Advance Investments similarly to its Excess MSRs. Interest income for Servicer Advance Investments is accreted into earnings on an effective yield or “interest” method, based upon the expected aggregate cash flows of the Servicer Advance Investments, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that New Residential remits to the servicer as compensation for the servicer’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Refer to “—Excess MSRs” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advance Investments, and therefore may differ from their effective yields.

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

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s RMBS investments, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 14.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

When a real estate security was impaired, an OTTI was considered to have occurred if (i) the Company intended to sell the security (i.e., a decision has been made as of the reporting date) or (ii) it was more likely than not that the Company was required to sell the security before recovery of its amortized cost basis. If the Company intended to sell the security or if it was more likely than not that the Company was required to sell the real estate security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, was recognized in net income as a realized loss and the cost basis of the security was adjusted to its fair value. Additionally, for securities accounted for under ASC 325-40 an OTTI was deemed to

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
have occurred when there was an adverse change in the expected cash flows to be received and the fair value of the security was less than its carrying amount. In determining whether an adverse change in cash flows occurred, the present value of the remaining cash flows, as estimated at the initial transaction date (or the last date previously revised), was compared to the present value of the expected cash flows at the current reporting date. The estimated cash flows reflected those a “market participant” would use and included observations of current information and events, and assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of potential credit losses. Cash flows were discounted at a rate equal to the current yield used to accrete interest income. Any resulting OTTI adjustments were reflected in the Provision (Reversal) for Credit Losses on Securities in the Consolidated Statements of Income.

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

Residential Mortgage Loans and Consumer Loans — The Company's loan portfolio primarily consists of residential mortgage and consumer loans. The Company’s loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value is recorded as a component of Change in Fair Value of Investments in the Consolidated Statements of Income. When the Company has the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held for investment. When the Company has the intent to sell loans, such loans are classified as held for sale.

For originated residential mortgage loans measured at fair value, New Residential reports the change in the fair value within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income. Fair value is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

For acquired residential mortgage loans measured at fair value, New Residential reports the change in the fair value within Change in Fair Value of Investments in the Consolidated Statements of Income. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

For loans measured at the lower of cost or fair value, the Company accounts for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned in the Consolidated Statements of Income in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Interest earned on residential mortgage loans is reported in Interest Income in the Consolidated Statements of Income.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

Single-Family Rental (“SFR”) Properties, Net — Purchases of SFR properties are accounted for as asset acquisitions and recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, payments made to cure tax, utility, HOA, as well as other closing costs. SFR Properties, Net is grouped and presented as part of Other Assets on the Consolidated Balance Sheets.

SFR properties are classified as held for investment and carried at cost less accumulated depreciation expense and impairment. From time to time, the Company may identify SFR properties to be sold. If the Company identifies a property to be sold, depreciation on the property is ceased, the property is measured at the lower of its carrying amount or its fair value less estimated costs to sell, and is presented separately from SFR properties classified as held for investment.

Costs to acquire, renovate, and prepare SFR properties to be leased are capitalized as a component of each residential rental real estate property using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing the properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, and HOA fees. The capitalization period associated with renovation activities begins at the time that such activities commence and conclude at the time that an SFR property is available to be leased. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, while expenditures that improve or extend the life of a property, such as certain furniture and fixtures additions, are capitalized. The determination of which costs to capitalize requires judgment and can involve many factors with no one factor necessarily determinative. Expenditures for repairs and maintenance recognized immediately are included in General and Administrative expenses in the Company’s Consolidated Statements of Income.

Except for land, costs capitalized in connection with SFR property acquisitions are depreciated over their estimated useful lives on a straight-line basis. The depreciation period commences upon the completion of renovation-related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and renovation activities and those capitalized on an ongoing basis, the average useful life is approximately 15 years.

SFR properties are continuously monitored to assess whether there have been any events or changes in circumstances indicating that the carrying amount may be impaired and not recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. To the extent an event or change in circumstance is identified, an SFR property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount is adjusted to its estimated fair value. Impairment charges are included in Other Income (Loss) in the Company’s Consolidated Statements of Income.

Under ASC 842, Leases, an allowance for doubtful accounts for estimated losses is not permitted. Rather, when collectability is not deemed probable, the Company writes-off the tenant’s receivables and limits lease income to cash received.

Revenues associated with SFR properties consist of rents collected under lease agreements, net of any concessions and bad debt (including write-offs, credit reserves, and uncollectible amounts) and other income, including tenant reimbursements for utilities and other charge-backs such as late fees and non-refundable deposits. Leases typically have a term of one to two years. Rental revenues are included in Other Income in the Company’s Consolidated Statements of Income.

All of the Company’s SFR properties are managed by an external property manager.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Mortgage Loans Receivable — New Residential, through its wholly owned subsidiary Genesis, originates and manages a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

New Residential elected to apply the fair value option for all mortgage loans receivable. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the CECL impairment model. New Residential reports the change in the fair value within Change in Fair Value of Investments in the Consolidated Statements of Income. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

Mortgage loans receivable are presented net of construction holdbacks and interest reserves on the Consolidated Balance Sheets. The construction holdback represents amounts withheld from the funding of construction loans and released as the project progresses. The interest reserve represents amounts withheld from the funding of certain mortgage loans in order to satisfy monthly interest payments for all or part of the term of the related loan. Accrued interest is paid out of the interest reserve and recognized as interest income on a monthly basis.

Mortgage loans receivable can be placed in contractual default status for (i) an interest payment is more than 30 days past due or sooner, if collection is considered doubtful, (ii) a loan matures and the borrower fails to make payment of all amounts owed or extend the loan, or (iii) the collateral becomes impaired in such a way that the ultimate collection of the loan receivable is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, the Company may place a current loan on non-accrual status and recognize interest income on a cash basis. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect in accordance with the terms of the loan.

In addition to interest income, the Company generates loan fee income, including loan origination fees, loan renewal fees and inspection fees. The majority of fee income is composed of loan origination fees, or “points,” with interest rates based on the total commitment at origination. In addition to origination fees, the Company earns loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks. Loans are generally only renewed or extended if the loan is not in default and satisfies the Company’s underwriting criteria. Loan fee income is recognized as interest income at origination or amendment given the Company’s election of the fair value option.

Both interest and loan fee income earned on mortgage loans is reported in Interest Income in the Consolidated Statements of Income.

Residential Mortgage Loan Repurchases — The Mortgage Company, as approved issuer of Ginnie Mae MBS, originate and securitize government-insured residential mortgage loans. As issuer of Ginnie Mae-guaranteed securitizations, the Mortgage Company has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, the Mortgage Company is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Mortgage Company intends to repurchase the loans. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off.

Cash, Cash Equivalents and Restricted Cash — New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. As of December 31, 2021 and 2020, New Residential held (i) $33.4 million and $36.3 million, respectively, of restricted cash related to the financing of servicer advances that has been pledged to the note holders

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
for interest and fees payable, (ii) $4.7 million and $4.7 million, respectively, of restricted cash related to Ginnie Mae Excess MSRs, (iii) $21.9 million and $27.0 million, respectively, of restricted cash related to the financing of consumer loans, and (iv) $15.3 million and $15.7 million, respectively, of restricted cash related to the financing of real estate securities, (v) $2.5 million and $0.1 million, respectively, of restricted cash related to SFR properties, (vi) $117.7 million and $51.9 million, respectively, of restricted cash related to origination and servicing, including MSRs, and $0.3 million and $0.0 million respectively, of restricted cash related to loans receivable. Restricted cash also consists of cash the Company has pledged to cover variation margin with its financing and certain derivative counterparties.

Servicer Advances Receivable — Represents servicer advances due to New Residential’s servicer subsidiary, NRM (Note 6). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into Servicing Revenue, Net on a straight-line basis over the estimated weighted average life of the advances.

Other Assets and Accrued Expenses and Other Liabilities — The following table summarizes the composition of other assets and accrued expenses and other liabilities:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2021	2020		2021	2020
Margin receivable, net(A)	$358,041	$271,753	Margin payable	$9,821	$—
Servicing fee receivables	117,935	137,426	MSRs purchase price holdback	14,985	25,121
Due from servicers	34,771	67,854	Interest payable	30,931	44,623
Principal and interest receivable	85,084	41,589	Accounts payable	298,901	87,406
Equity investments(B)	81,052	55,504	Derivative liabilities (Note 12)	34,583	119,762
Other receivables	188,298	109,111	Due to servicers	47,000	59,671
REO	21,641	45,299	Due to agencies	12,530	26,748
SFR properties	579,607	41,271	Contingent consideration	4,951	14,247
Goodwill(C)	85,199	29,468	Accrued compensation and benefits	201,057	67,025
Notes receivable, at fair value(D)	60,549	52,389	Excess spread financing, at fair value	—	18,420
Warrants, at fair value	27,354	23,218	Operating lease liabilities (Note 17)	142,620	31,270
Recovery asset	19,251	13,006	Reserve for sales recourse	36,476	9,799
Property and equipment	56,617	26,999	Reserve for servicing losses	19,857	9,288
Receivable from government agency(E)	10,273	14,369	Deferred tax liability	440,690	7,859
Intangible assets	143,133	34,125	Other liabilities	64,366	16,063
Prepaid expenses	115,110	30,949		$1,358,768	$537,302
Operating lease right-of-use assets (Note 17)	117,131	26,913
Derivative assets (Note 12)	138,173	290,144
Ocwen common stock, at fair value	2,559	11,187
Loans receivable, at fair value(F)	229,631	—
Credit facilities receivable(G)	41,351	—
Loans in process and settlements in process(H)	11,681	—
Other assets	83,918	35,848
	$2,608,359	$1,358,422
(A)Represents collateral posted primarily as a result of changes in fair value of New Residential’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in funds that invest in (i) a commercial redevelopment project and (ii) operating companies in the single-family housing industry. The commercial redevelopment project is accounted for at fair value based on the net asset value of New Residential’s investment. Equity investments also includes an investment in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries, preferred stock in Valon Mortgage, Inc. (“Valon”), a residential mortgage servicing and technology company, and preferred stock in Credijusto Ltd. (“Covalto”), a financial services company.
(C)Includes goodwill derived from the acquisitions of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis. See note 3 for details.
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
(E)Represents claims receivable from the FHA on early buyout (“EBO”) for which foreclosure has been completed and for which New Residential has made or intends to make a claim on the FHA guarantee.
(F)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Manager (Note 18). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
(G)Represents cash deposits and collections associated with certain collateral assets which are held by the lender trust until settled each month.
(H)Loans in process represent timing differences in the disbursing of funds and the closing of the loan. Settlements in process represent timing differences in the receipt of funds and settlement of the loan sale.

Real Estate Owned (REO) — REO assets are those individual properties acquired by New Residential or where New Residential receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). New Residential measures REO assets at the lower of cost or fair value, with valuation changes recorded in Other Income or Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned in the Consolidated Statements of Income. REO assets are managed for prompt sale and disposition at the best possible economic value.

The following table summarizes activity related to the carrying value of investments in REO:

Balance at December 31, 2019	$93,672
Purchases	6,502
Transfer of loans to real estate owned	43,409
Sales(A)	(101,035)
Valuation (provision) reversal	2,751
Balance at December 31, 2020	45,299
Purchases	2,464
Transfer of loans to real estate owned	30,015
Sales(A)	(60,407)
Valuation (provision) reversal	4,270
Balance at December 31, 2021	$21,641
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2021, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $97.9 million.

In addition, New Residential has recognized $9.6 million in unpaid claims receivable from FHA on Ginnie Mae EBO loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim.

SFR Properties — As of December 31, 2021 and 2020, New Residential’s SFR portfolio consisted of approximately 2,551 and 257 units, respectively. During the year ended December 31, 2021 and 2020, New Residential acquired approximately 2,294 and 257 SFR units, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to the net carrying value of investments in SFR:

Balance at December 31, 2019	$24,133
Acquisitions and capital improvements	17,763
Dispositions	—
Reclassifications to SFR properties, held for sale, net of dispositions	—
Write-offs	—
Accumulated depreciation	(625)
Balance at December 31, 2020	$41,271
Acquisitions and capital improvements	544,850
Dispositions	(442)
Reclassifications to SFR properties, held for sale	—
Write-offs	—
Accumulated depreciation	(6,072)
Balance at December 31, 2021	$579,607

Notes and Loans Receivable — The following table summarizes the activity related to notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2019	$37,001	$—	$37,001
Fundings	11,500	—	11,500
Accrued interest paid-in-kind	3,074	—	3,074
Proceeds from repayments	—	—	—
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	814	—	814
Balance at December 31, 2020	$52,389	$—	$52,389
Fundings	6,688	250,000	256,688
Accrued interest paid-in-kind	5,298	4,135	9,433
Proceeds from repayments	(3,188)	(25,443)	(28,631)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	(638)	939	301
Balance at December 31, 2021	$60,549	$229,631	$290,180

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	December 31, 2021			December 31, 2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$289,065	$290,180	$1,115	$51,575	$52,389	$814
90+	—	—	—	—	—	—
	$289,065	$290,180	$1,115	$51,575	$52,389	$814

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Goodwill and Intangible Assets — New Residential qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. New Residential did not recognize any impairment for the year ended December 31, 2021.

As a result of the various acquisitions (see Note 3), New Residential identified intangible assets in the form of licenses, customer relationships, business relationships, and trade names. New Residential recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in General and Administrative expenses in New Residential’s Consolidated Statements of Income. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annual during the fourth quarter and in interim periods if indicators of impairment exist. New Residential did not recognize any impairment for the year ended December 31, 2021.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2019	$11,836	$12,540	$5,092	$—	$29,468
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Other adjustments	—	—	—	—	—
Balance at December 31, 2020	$11,836	$12,540	$5,092	$—	$29,468
Goodwill acquired(A)	—	—	—	55,731	55,731
Accumulated impairment loss	—	—	—	—	—
Other adjustments	—	—	—	—	—
Balance at December 31, 2021	$11,836	$12,540	$5,092	$55,731	$85,199
(A)    Refer to Note 3 for discussion regarding the Genesis acquisition.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the acquired identifiable intangible assets:

		As of December 31,
	Estimated Useful Lives (Years)	2021	2020
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$13,247
Purchased technology	3 to 5	93,241	26,896
Trademarks / Trade names	1 to 5	10,259	1,876
		161,449	42,019
Accumulated Amortization
Customer relationships		6,574	2,489
Purchased technology		10,578	5,053
Trademarks / Trade names		1,164	352
		18,316	7,894
Intangible Assets, Net
Customer relationships		51,375	10,758
Purchased technology		82,663	21,843
Trademarks / Trade names		9,095	1,524
		$143,133	$34,125

The following table summarizes the expected future amortization expense for acquired intangible assets as of December 31, 2021:

Year Ending	Amortization Expense
2022	$25,738
2023	22,148
2024	21,215
2025	17,694
2026 and thereafter	33,097
$119,892

Leases — New Residential determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of New Residential’s lease agreements do not provide an implicit rate. As a result, New Residential used an incremental borrowing rate based on the information available as of the lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that New Residential will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

New Residential has certain lease agreements with nonlease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

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

Residential Mortgage Origination Reserves — The Mortgage Company originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, the Mortgage Company provides representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, the Mortgage Company generally has an obligation to cure the breach. If the Mortgage Company is unable to cure the breach, the purchaser may require the Mortgage Company to repurchase the loan. New Residential records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of residential mortgage loans subject to recourse as well as historical and estimated future loss rates. New Residential evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

Accretion and Other Amortization — As reflected on the Consolidated Statements of Cash Flows, Accretion and Other Amortization consists of the following:

	Year Ended December 31,
	2021	2020	2019
Accretion of net discount on securities and loans(A)	$32,670	$96,148	$323,652
Accretion of servicer advances receivable discount and investments	1,822	55,664	28,094
Accretion of Excess MSRs income	30,855	28,352	32,647
Amortization of deferred financing costs	(14,174)	(22,733)	(4,019)
Amortization of discount on secured notes and bonds payable	(13)	(388)	(1,245)
Amortization of discount on term loan	(1,778)	(5,503)	—
Total accretion and other amortization	$49,382	$151,540	$379,129
(A)    Includes accretion of the accretable yield on PCD loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Change in Fair Value of Investments — The following table summarizes the composition of Change in Fair of Investments:

	Year Ended December 31,
	2021	2020	2019
Excess MSRs	$(15,078)	$(16,232)	$(10,505)
Excess MSRs, equity method investees	1,818	(3,489)	6,800
Servicer advance investments	(9,076)	763	10,288
Real estate and other securities	(400,369)	28,455	2,101
Residential mortgage loans	155,758	(107,604)	(70,914)
Consumer loans	(20,133)	2,816	—
Derivative instruments	298,803	(53,467)	(56,143)
Total change in fair value of investments	$11,723	$(148,758)	$(118,373)

Gain (Loss) on Settlement of Investments, Net — The following table summarizes the composition of Gain (Loss) on Settlement of Investments, Net:

	Year Ended December 31,
	2021	2020	2019
Sale of real estate securities	$(89,811)	$(753,713)	$205,989
Sale of acquired residential mortgage loans	120,680	(5,662)	153,174
Settlement of derivatives	(172,581)	(74,812)	(129,923)
Liquidated residential mortgage loans	(5,946)	4,644	(4,872)
Sale of REO	(6,622)	(21,925)	(11,521)
Extinguishment of debt	(1,485)	(66,233)	(8,532)
Other	(78,796)	(12,430)	23,666
Total gain (loss) on settlement of investments, net	$(234,561)	$(930,131)	$227,981

Other Income (Loss), Net — The following table summarizes the composition of Other Income (Loss), Net:

	Year Ended December 31,
	2021	2020	2019
Unrealized gain (loss) on secured notes and bonds payable	$12,991	$(966)	$(1,236)
Unrealized gain (loss) on contingent consideration	(1,037)	(6,568)	(10,487)
Unrealized gain (loss) on equity investments	5,986	(54,455)	(3,096)
Gain (loss) on transfer of loans to REO	3,752	7,945	11,842
Gain (loss) on transfer of loans to other assets	(9)	(939)	(1,144)
Gain (loss) on Ocwen common stock	2,181	3,235	174
Provision for servicing losses	(41,038)	(15,330)	(9,102)
Bargain purchase gain	6,024	—	49,539
Rental revenue	13,750	2,422	194
Ancillary income	53,358	22,987	6,538
Property and maintenance revenue	104,797	70,527	14,449
Other income (loss)	(26,787)	(40,855)	(17,852)
Total other income (loss), net	$133,968	$(11,997)	$39,819

Interest Expense — New Residential finances certain investments using floating rate secured financing agreements and loans. Interest is expensed as incurred. See Note 13 for additional information.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
General and Administrative — The following table summarizes the composition of General and Administrative expenses:

	Year Ended December 31,
	2021	2020	2019
Legal and professional	$102,114	$70,502	$89,489
Loan origination	196,989	92,081	59,418
Occupancy	70,616	36,799	19,388
Subservicing	224,138	201,444	227,482
Loan servicing	16,440	14,126	31,737
Property and maintenance	69,083	42,508	8,112
Other	184,648	90,981	60,855
Total general and administrative expenses	$864,028	$548,441	$496,481

Management Fee and Incentive Compensation to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. See Note 18 for further information regarding the Management Agreement.

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

Earnings (Loss) Per Share — In accordance with the provisions of ASC 260, Earnings Per Share, New Residential calculates basic income (loss) per share by dividing net income (loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and warrants but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a net loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

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

Recent Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and loan agreements incorporate LIBOR as the referenced rate. Some of these facilities and loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. In preparation for the phase-out of LIBOR, the Company has adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, the Company has begun amending terms to transition to an alternative benchmark. The Company continues to evaluate the transitional impact to serviced ARMs.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted the new standard effective January 1, 2022. The adoption of the new standard did not have an impact to its operating results, financial position, or cash flows.

3. BUSINESS ACQUISITIONS

New Residential completed the Guardian and Ditech acquisitions in 2019 and the Caliber and Genesis acquisitions in 2021 as part of its strategy to expand its origination, servicing and asset management capabilities. New Residential accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of companies acquired:

	2021			2019
($ in millions)	Caliber	Genesis	Total	Ditech	Guardian	Total
Total Consideration	$1,318.5	$1,634.6	$2,953.1	$1,218.2	$21.5	$1,239.7

Assets
Mortgage servicing rights, at fair value	$1,507.5	$—	$1,507.5	$387.2	$—	$387.2
Residential mortgage loans, held-for-sale, at fair value	7,685.7	—	7,685.7	627.4	—	627.4
Mortgage loans receivable, at fair value	—	1,505.6	1,505.6	—	—	—
Residential mortgage loans subject to repurchase	666.8	—	666.8	—	—	—
Cash and cash equivalents	472.7	16.4	489.1	—	1.8	1.8
Restricted cash	30.6	—	30.6	—	—	—
Servicer advance receivable	108.3	—	108.3	238.0	—	238.0
Intangible assets(A)(B)(C)(D)	41.0	56.8	97.8	10.5	11.7	22.2
Other assets(E)	609.7	14.5	624.2	64.8	6.6	71.4
Total Assets Acquired	$11,122.3	$1,593.3	$12,715.6	$1,327.9	$20.1	$1,348.0

Liabilities
Secured financing agreements	$7,090.6	$—	$7,090.6	$—	$—	$—
Secured notes and bonds payable	1,121.8	—	1,121.8	—	—	—
Residential mortgage loans repurchase liability	666.8	—	666.8	—	—	—
Accrued expenses and other liabilities	918.6	14.4	933.0	60.2	3.7	63.9
Total Liabilities Assumed	$9,797.8	$14.4	$9,812.2	$60.2	$3.7	$63.9

Net Assets	$1,324.5	$1,578.9	$2,903.4	$1,267.7	$16.4	$1,284.1

Goodwill (bargain purchase gain)	$(6.0)	$55.7	$49.7	$(49.5)	$5.1	$(44.4)
(A)Includes intangible assets acquired as part of the Caliber acquisition in the form of purchased technology and trade name/trademarks. These intangibles are being amortized over a finite life of up to five years.
(B)Includes intangible assets acquired as part of the Genesis acquisition in the form of customer relationships, trade name and a license. Customer relationships and the trade name are being amortized over a finite life of nine years and five years, respectively. New Residential has determined that the license has an indefinite useful life.
(C)Includes intangible assets acquired as part of the Ditech acquisition in the form of correspondent customer relationships and servicing contracts tied to the recovery of defaulted loans. These intangibles are being amortized over a finite life of three years.
(D)Includes intangible assets acquired as part of the Guardian acquisition in the form of customer relationships and a trade name. Customer relationships are being amortized over a finite life of seven years. New Residential has determined that the trade name has an indefinite useful life and will be evaluated for impairment given no legal, regulatory, contractual, competitive or economic factors that would limit the useful life.
(E)Includes post loan charge off deficiency balances acquired through the Ditech Acquisition.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Acquisition of Caliber Home Loans Inc.

On April 14, 2021, New Residential entered into a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC (“LSF”), a Delaware limited liability company and an affiliate of Lone Star Funds, and Caliber, a leading mortgage originator and servicer and then-wholly owned subsidiary of LSF. The SPA provided that, upon the terms and subject to the conditions set forth therein, the Company or one of its subsidiaries will purchase all of the issued and outstanding equity interests of Caliber from LSF. On August 23, 2021, New Residential completed its acquisition of all of the outstanding equity interests of Caliber from LSF for a purchase price of $1.318 billion in cash.

At acquisition, New Residential recognized an initial bargain purchase gain of approximately $3.3 million and the amount is grouped and presented as part of Other Income in the Consolidated Statements of Income. The bargain purchase gain was primarily driven by differences in Caliber’s projected net income versus actuals between the period of Caliber acquisition announcement and its closing. During the fourth quarter of 2021, the Company recognized a $2.7 million measurement period adjustment related to certain return to provision adjustments which increased the total bargain purchase gain to $6.0 million.

The preliminary estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete are related to intangible assets, other assets, deferred income taxes, and other liabilities. The final acquisition accounting adjustments, including those resulting from conforming Caliber’s accounting policies to those of New Residential, could differ materially.

The results of Caliber’s operations have been included in the Company’s Consolidated Statements of Income for the year ended December 31, 2021 from the date of the acquisition and represent $659.8 million of revenue and $25.9 million of net income.

Acquisition-related costs are expensed in the period incurred. New Residential recognized $9.6 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative Expenses in the Consolidated Statements of Income.

Intangible assets consist of purchased technology and trademarks/trade names. New Residential amortizes intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 4.8 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Purchased technology	5	$38,545
Trademarks/trade names	1	2,483
Total identifiable intangible assets		$41,028

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Measurement Period Adjustments — The following table summarizes the provisional amounts recognized related to the Caliber acquisition as of September 30, 2021, as well as the measurement period adjustments made in the fourth quarter of 2021:

($ in millions)	Acquisition Date Amounts Recognized as of September 30, 2021	Subsequent Adjustments to Fair Value	Acquisition Date Amounts Recognized as of December 31, 2021 (As Adjusted)
Total Consideration	$1,318.5	$—	$1,318.5

Assets
Mortgage servicing rights, at fair value	$1,507.5	$—	$1,507.5
Residential mortgage loans, held-for-sale, at fair value	7,685.7	—	7,685.7
Residential mortgage loans subject to repurchase	666.8	—	666.8

Cash and cash equivalents	472.7	—	472.7
Restricted cash	30.6	—	30.6
Servicer advance receivable	108.3	—	108.3
Intangible assets	41.0	—	41.0
Other assets(A)	605.4	4.3	609.7
Total Assets Acquired	$11,118.0	$4.3	$11,122.3

Liabilities
Secured financing agreements	$7,090.6	$—	$7,090.6
Secured notes and bonds payable	1,121.8	—	1,121.8
Residential mortgage loans repurchase liability	666.8	—	666.8
Accrued expenses and other liabilities(A)	917.0	1.6	918.6
Total Liabilities Assumed	$9,796.2	$1.6	$9,797.8

Net Assets	$1,321.8	$2.7	$1,324.5

Goodwill (bargain purchase gain)	$(3.3)	$(2.7)	$(6.0)
(A)The adjustments to Other assets and Accrued expenses and other liabilities primarily reflect the impact on deferred tax assets and related liabilities attributable to certain return to provision adjustments.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined revenues and income before income taxes for the year ended December 31, 2021 and 2020 prepared as if the Caliber acquisition had been consummated on January 1, 2020:

	Year Ended December 31,
Pro Forma (in millions)	2021	2020
Revenues	$5,422.7	$4,453.4
Income (loss) before income taxes	1,258.6	(529.9)

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
achieved had the Caliber acquisition occurred on January 1, 2020, the beginning of the earliest period presented.

Acquisition of Genesis Capital LLC

On December 20, 2021, New Residential acquired 100% of the outstanding interest of Genesis, a leading mortgage loan lender, along with a related portfolio of loans, from affiliates of Goldman Sachs. Cash consideration for the Genesis acquisition totaled approximately $1.63 billion.

The Company recognized goodwill of approximately $55.7 million related to the Genesis acquisition and primarily relates to anticipated synergies, the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. Goodwill is reflected within the Mortgage Loans Receivable reporting segment and the amount is grouped and presented as part of Other Assets on the Consolidated Balance Sheets. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. New Residential will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

The preliminary estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management `at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. Due to the limited time since the acquisition date of the transaction, the business combination accounting is still in progress. The most significant open items necessary to complete relate to mortgage loans receivable and intangible assets. The Company is currently in the process of finalizing the accounting and expects to complete by the end of the first quarter of 2022. The additional analysis is expected to result in changes to goodwill and intangible assets. Furthermore, the Company is currently in the process of determining the fair values of its intangible assets with the assistance of a third party specialist. The final acquisition accounting adjustments, including those resulting from conforming Genesis’s accounting policies to those of New Residential could differ materially.

The results of Genesis’s operations have been included in the Company’s Consolidated Statements of Income for the year ended December 31, 2021 from the date of the acquisition and represent $4.2 million of revenue and $1.4 million of net income.

Acquisition-related costs are expensed in the period incurred. New Residential recognized $6.7 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative expenses in the Consolidated Statements of Income.

Intangible assets consist of customer relationships, trade name, and license. New Residential amortizes finite-lived customer relationships and trade name intangible assets on a straight-line basis over their respective useful lives. New Residential has determined that the license has an indefinite useful life. The weighted average life of the total acquired identifiable intangible assets is 8.5 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Customer relationships	9	$44,700
Trade name	5	5,900
License	Indefinite	5,500
Total identifiable intangible assets		$56,100

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined revenues and income before income taxes for the year ended December 31, 2021 and 2020 prepared as if the Genesis acquisition had been consummated on January 1, 2020:

	Year Ended December 31,
Pro Forma (in millions)	2021	2020
Revenues	$3,643.4	$1,693.0
Income (loss) before income taxes	981.8	(1,316.1)

The unaudited supplemental pro forma financial information reflects, among others, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Genesis acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Genesis acquisition occurred on January 1, 2020, the beginning of the earliest period presented.

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

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Servicing and Origination Revenue, which is comprised of (i) Servicing Revenue, Net and (ii) Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net, and Income Before Income Taxes for the year ended December 31, 2019.

Pro Forma (in millions)	Amount
Servicing and origination revenue	$1,104.0
Income before income taxes	552.8

The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Ditech Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Ditech Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of future.

Acquisition of Guardian Asset Management

On August 19, 2019, NRZ Guardian Purchaser LLC (“Guardian Purchaser”), entered into an agreement to acquire 100% of the shares of DDG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”).

On September 3, 2019, the Guardian Purchaser acquired 100% of the outstanding interests of Guardian for cash consideration of $7.6 million (“Guardian Acquisition”). As additional consideration for the Guardian Acquisition, the Guardian Purchaser may make up to four cash earnout payments, which will be calculated as the amount of cumulative Guardian earnings on specified contracts in excess of certain thresholds up to a maximum of $17.5 million (the “Guardian Earnout Payments”). The Guardian Earnout Payments are classified as contingent consideration recorded at fair value at the acquisition date and included in the total consideration transferred for the Guardian Acquisition. The contingent consideration is subsequently measured at fair value on a quarterly basis with changes in fair value recorded in Other Income (Loss), Net in the Consolidated Statements of Income. On April 10, 2020, New Residential made its first Guardian Earnout Payment of $1.9 million.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The goodwill of $5.1 million primarily includes the benefits expected to result from adding in-house property management and repair services has been allocated to the Servicing reporting segment. The full amount of goodwill of $5.1 million is expected to be deductible for tax purposes. New Residential will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

Unaudited Supplemental Pro Forma Financial Information — The following table presents unaudited pro forma combined Income Before Income Taxes for the year ended December 31, 2019.

Pro Forma (in millions)	Amount
Income before income taxes	$651.5
The unaudited supplemental pro forma financial information has not been adjusted for transactions other than the Guardian Acquisition, or for the conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Guardian Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of future results.

Strategic Investment in Covius Holdings Inc.

On May 1, 2019, New Residential made a strategic investment in Covius, a leading provider of technology-enabled services to the mortgage industry. Covius provides settlement and title, document and letter fulfillment, regulatory compliance, quality assurance, commercial and residential loan due diligence and business process automation services. New Residential initially invested $27.3 million in common stock for a noncontrolling interest in Covius, with an option to increase its ownership position through specified future investments and $35.0 million in a four-year subordinated debt facility.

New Residential determined that the investment should be accounted for under the equity method of accounting since it has the ability to exercise significant influence over the investee’s operating and financial policies. As the consideration transferred for the investment was greater than the net equity of the investment (“basis differences”), the Company allocated the basis difference in a manner consistent with business combination accounting resulting in goodwill of $11.8 million, and intangible assets primarily in the form of customer backlog and trade name of $3.6 million. Goodwill and intangibles are included as part of equity investments within Other Assets on the Consolidated Balance Sheets.

The goodwill of $11.8 million primarily includes the benefits expected to result from having a significant investment in the service provider and has been allocated to the MSR Related Investments reporting segment. None of the goodwill is expected to be deductible for tax purposes. New Residential will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

4. SEGMENT REPORTING

At December 31, 2021, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note 13) and related interest expense.

In 2021, New Residential reevaluated the composition and number of its reportable segments based on the significance of certain business activities to its operations and performance evaluation, which drive resource allocation. Based on this reevaluation, the Company revised its presentation and composition of reportable segments. In the beginning of the third quarter of 2021, MSR assets serviced by Newrez (previously reflected within the MSR Related Segment) and Caliber are reflected within Servicing. MSRs owned by third-parties but serviced by the Company’s subsidiaries are also reflected within Servicing. MSR assets sub-serviced by third-parties (PHH, LoanCare, Flagstar, Valon and Mr. Cooper) continue to be reflected as part of the MSR Related Investments. During the fourth quarter of 2021, the Mortgage Loans Receivable segment was added to reflect Genesis and consists of a platform that originates construction, renovation and bridge loans. Segment information for prior periods have been restated to reflect these changes.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(4,089)	$1,025,888	$537,755	$1,559,554	$—	$—	$—	$—	$—	$1,559,554
Change in fair value of MSRs and MSR financing receivables	—	(313,655)	(261,698)	(575,353)	—	—	—	—	—	(575,353)
Servicing revenue, net	(4,089)	712,233	276,057	984,201	—	—	—	—	—	984,201
Interest income	188,053	20,629	49,162	257,844	293,989	139,658	93,847	4,219	21,339	810,896
Gain on originated residential mortgage loans, held-for-sale, net	1,704,363	101,764	(138,505)	1,781,204	9,878	35,827	—	—	—	1,826,909
Total revenues	1,888,327	834,626	186,714	3,023,249	303,867	175,485	93,847	4,219	21,339	3,622,006
Interest expense	121,392	97,696	104,838	323,926	47,037	76,273	10,999	1,000	38,073	497,308
G&A and other	1,223,668	395,007	273,748	1,892,423	4,620	90,377	10,856	1,802	119,686	2,119,764
Total operating expenses	1,345,060	492,703	378,586	2,216,349	51,657	166,650	21,855	2,802	157,759	2,617,072
Change in fair value of investments	—	—	(22,336)	(22,336)	(101,566)	155,758	(20,133)	—	—	11,723
Gain (loss) on settlement of investments, net	—	(4,766)	(35,116)	(39,882)	(254,672)	60,164	—	—	(171)	(234,561)
Other income (loss), net	2,346	742	79,355	82,443	(1,686)	52,222	1,935	—	(946)	133,968
Total other income (loss)	2,346	(4,024)	21,903	20,225	(357,924)	268,144	(18,198)	—	(1,117)	(88,870)
Impairment charges (reversals)	—	—	—	—	(5,201)	(42,543)	—	—	—	(47,744)
Income (loss) before income taxes	545,613	337,899	(169,969)	827,125	(100,513)	319,522	53,794	1,417	(137,537)	963,808
Income tax (benefit) expense	115,289	17,828	(26,553)	106,564	—	51,579	83	—	—	158,226
Net income (loss)	$430,324	$320,071	$(143,416)	$720,561	$(100,513)	$267,943	$53,711	$1,417	$(137,537)	$805,582
Noncontrolling interests in income (loss) of consolidated subsidiaries	11,298	—	(1,800)	9,498	—	—	23,858	—	—	$33,356
Dividends on preferred stock	—	—	—	—	—	—	—	—	66,744	66,744
Net income (loss) attributable to common stockholders	$419,026	$320,071	$(141,616)	$711,063	$(100,513)	$267,943	$29,853	$1,417	$(204,281)	$705,482
(A)Includes elimination of intercompany transactions of $113.6 million primarily related to loan sales.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2021
Investments	$8,829,598	$5,439,613	$2,776,078	$17,045,289	$9,396,539	$3,099,294	$507,291	$1,515,762	$—	$31,564,175
Cash and cash equivalents	587,685	250,294	288,900	1,126,879	197,559	22	1,437	5,653	1,025	1,332,575
Restricted cash	32,803	95,785	27,182	155,770	15,342	2,482	21,961	—	312	195,867
Other assets	969,338	2,728,253	1,926,482	5,624,073	389,309	125,647	39,662	106,615	279,068	6,564,374
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$10,431,260	$8,526,485	$5,023,734	$23,981,479	$9,998,749	$3,227,445	$570,351	$1,683,761	$280,405	$39,742,190
Debt	$8,251,702	$4,131,297	$3,561,342	$15,944,341	$9,040,309	$2,440,693	$460,314	$1,252,660	$642,670	$29,780,987
Other liabilities	425,582	2,323,315	182,460	2,931,357	6,991	179,260	583	8,541	165,091	3,291,823
Total liabilities	8,677,284	6,454,612	3,743,802	18,875,698	9,047,300	2,619,953	460,897	1,261,201	807,761	33,072,810
Total equity	1,753,976	2,071,873	1,279,932	5,105,781	951,449	607,492	109,454	422,560	(527,356)	6,669,380
Noncontrolling interests in equity of consolidated subsidiaries	15,683	—	10,251	25,934	—	—	39,414	—	—	65,348
Total New Residential stockholders’ equity	$1,738,293	$2,071,873	$1,269,681	$5,079,847	$951,449	$607,492	$70,040	$422,560	$(527,356)	$6,604,032
Investments in equity method investees	$—	$—	$105,592	$105,592	$—	$—	$—	$—	$—	$105,592

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(11,519)	$891,191	$762,600	$1,642,272	$—	$—	$—	$—	$—	$1,642,272
Change in fair value of MSRs and MSR financing receivables	—	(1,094,339)	(1,074,570)	(2,168,909)	—	—	—	—	—	(2,168,909)
Servicing revenue, net	(11,519)	(203,148)	(311,970)	(526,637)	—	—	—	—	—	(526,637)
Interest income	63,160	16,897	58,517	138,574	355,916	175,963	124,512	—	—	794,965
Gain on originated residential mortgage loans, held-for-sale, net	1,289,584	47,277	23,860	1,400,552	(13,398)	11,938	—	—	—	1,399,092
Total revenues	1,341,225	(138,974)	(229,593)	1,012,489	342,518	187,901	124,512	—	—	1,667,420
Interest expense	45,676	76,884	157,230	279,790	157,371	87,958	22,587	—	36,763	584,469
G&A and other	494,398	368,208	155,882	1,018,488	7,639	62,900	10,301	—	109,893	1,209,221
Total operating expenses	540,074	445,092	313,112	1,298,278	165,010	150,858	32,888	—	146,656	1,793,690
Change in fair value of investments	—	—	(18,958)	(18,958)	(25,012)	(107,604)	2,816	—	—	(148,758)
Gain (loss) on settlement of investments, net	—	(5,486)	(11,227)	(16,713)	(828,525)	(19,655)	(4,183)	—	(61,055)	(930,131)
Other income (loss), net	433	(1,738)	39,690	38,385	2,333	(3,220)	(8,386)	—	(41,109)	(11,997)
Total other income (loss)	433	(7,224)	9,505	2,714	(851,204)	(130,479)	(9,753)	—	(102,164)	(1,090,886)
Impairment charges (reversals)	—	—	—	—	13,404	110,208	—	—	—	123,612
Income (loss) before income taxes	801,584	(591,290)	(533,200)	(283,075)	(687,100)	(203,644)	81,871	—	(248,820)	(1,340,768)
Income tax (benefit) expense	211,359	(58,288)	(71,719)	81,352	—	(65,215)	779	—	—	16,916
Net income (loss)	$590,225	$(533,002)	$(461,481)	$(364,427)	$(687,100)	$(138,429)	$81,092	$—	$(248,820)	$(1,357,684)
Noncontrolling interests in income (loss) of consolidated subsidiaries	15,625	—	891	16,516	—	—	36,158	—	—	52,674
Dividends on preferred stock	—	—	—	—	—	—	—	—	54,295	54,295
Net income (loss) attributable to common stockholders	$574,600	$(533,002)	$(462,372)	$(380,943)	$(687,100)	$(138,429)	$44,934	$—	$(303,115)	$(1,464,653)
(A) Includes elimination of intercompany transactions of $39.8 million primarily related to loan sales.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2020
Investments	$2,947,113	$1,974,679	$3,560,073	$8,481,865	$14,244,558	$3,029,339	$685,575	$—	$—	$26,441,337
Cash and cash equivalents	123,124	59,798	412,578	595,500	222,372	7,472	3,182	—	116,328	944,854
Restricted cash	14,826	53,438	24,603	92,867	15,652	96	27,004	—	—	135,619
Other assets	551,910	2,338,837	2,405,854	5,296,601	232,837	86,762	38,465	—	46,171	5,700,836
Goodwill	11,836	12,540	5,092	29,468	—	—	—	—	—	29,468
Total assets	$3,648,809	$4,439,292	$6,408,200	$14,496,301	$14,715,419	$3,123,669	$754,226	$—	$162,499	$33,252,114
Debt	$2,700,962	$1,462,335	$4,539,661	$8,702,958	$13,473,239	$2,386,919	$628,759	$—	$541,516	$25,733,391
Other liabilities	298,106	1,552,793	57,879	1,908,778	20,863	28,577	622	—	130,199	2,089,039
Total liabilities	2,999,068	3,015,128	4,597,540	10,611,736	13,494,102	2,415,496	629,381	—	671,715	27,822,430
Total equity	649,741	1,424,164	1,810,660	3,884,565	1,221,317	708,173	124,845	—	(509,216)	5,429,684
Noncontrolling interests in equity of consolidated subsidiaries	19,402	—	43,882	63,284	—	—	45,384	—	—	108,668
Total New Residential stockholders’ equity	$630,339	$1,424,164	$1,766,778	$3,821,281	$1,221,317	$708,173	$79,461	$—	$(509,216)	$5,321,016
Investments in equity method investees	$—	$—	$129,873	$129,873	$—	$—	$—	$—	$—	$129,873

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2019
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(1,605)	$525,104	$1,010,626	$1,534,125	$—	$—	$—	$—	$—	$1,534,125
Change in fair value of MSRs and MSR financing receivables	—	(313,134)	(588,839)	(901,973)	—	—	—	—	—	(901,973)
Servicing revenue, net	(1,605)	211,970	421,787	632,152	—	—	—	—	—	632,152
Interest income	42,166	31,846	96,376	170,388	744,145	249,673	165,877	—	31	1,330,114
Gain on originated residential mortgage loans, held-for-sale, net	390,981	1,029	43,914	384,564	—	75,543	—	—	—	460,107
Total revenues	431,542	244,845	562,077	1,187,104	744,145	325,216	165,877	—	31	2,422,373
Interest expense	41,949	32,735	214,602	289,286	453,609	158,298	32,558	—	—	933,751
G&A and other	252,458	221,018	211,634	685,110	3,160	52,745	22,540	—	189,780	953,335
Total operating expenses	294,407	253,753	426,236	974,396	456,769	211,043	55,098	—	189,780	1,887,086
Change in fair value of investments	—	—	6,583	6,583	(54,042)	(70,914)	—	—	—	(118,373)
Gain (loss) on settlement of investments, net	—	—	8,030	8,030	74,927	153,449	(8,425)	—	—	227,981
Other income (loss), net	9,340	5,343	30,760	45,443	44	(7,150)	(1,574)	—	1,618	38,381
Total other income (loss)	9,340	5,343	45,373	60,056	20,929	75,385	(9,999)	—	1,618	147,989
Impairment charges (reversals)	—	—	—	—	25,174	(20,607)	31,010	—	—	35,577
Income (loss) before income taxes	146,475	(3,565)	181,214	272,764	283,131	210,165	69,770	—	(188,131)	647,699
Income tax (benefit) expense	39,768	(874)	31,835	70,729	—	(28,461)	(502)	—	—	41,766
Net income (loss)	$106,707	$(2,691)	$149,379	$202,035	$283,131	$238,626	$70,272	$—	$(188,131)	$605,933
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,231	—	4,255	10,486	—	—	32,151	—	—	42,637
Dividends on preferred stock	—	—	—	—	—	—	—	—	13,281	13,281
Net income (loss) attributable to common stockholders	$100,476	$(2,691)	$145,124	$191,549	$283,131	$238,626	$38,121	$—	$(201,412)	$550,015
(A) Includes elimination of intercompany transactions of $51.4 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Year Ended December 31,
	2021	2020	2019
Base servicing
MSR assets	$731,924	$611,669	$367,419
Residential whole loans	16,448	16,081	8,074
Third party	103,617	139,480	71,145
	851,989	767,230	446,638
Other fees
Ancillary and other fees(A)	173,899	123,961	78,466

Change in fair value due to:
Realization of cash flows	(783,349)	(792,680)	(243,147)
Change in valuation inputs and assumptions and other	469,694	(301,659)	(69,987)
Total servicing fees	$712,233	$(203,148)	$211,970

Servicing Data (period end) (in millions)
UPB - MSR assets	$389,852	$220,880	$140,244
UPB - Residential whole loans	14,097	9,993	7,919
UPB - Third party	78,814	66,892	71,264
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

The table below summarizes the components of Excess MSRs as presented on the Consolidated Balance Sheets:

	Year Ended December 31,
	2021	2020
Direct investments in Excess MSRs	$259,198	$310,938
Excess MSR Joint Ventures	85,749	99,917
Excess mortgage servicing rights assets, at fair value	$344,947	$410,855

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2019	$377,692	$2,055	$379,747
Interest income	28,217	135	28,352
Other income	(12,123)	—	(12,123)
Proceeds from repayments	(67,340)	(405)	(67,745)
Proceeds from sales	(1,061)	—	(1,061)
Change in fair value	(16,376)	144	(16,232)
Balance as of December 31, 2020	309,009	1,929	310,938
Interest income	20,355	(59)	20,296
Other income	403	(325)	78
Proceeds from repayments	(55,702)	(350)	(56,052)
Proceeds from sales	(984)	—	(984)
Change in fair value	(15,508)	430	(15,078)
Balance as of December 31, 2021	$257,573	$1,625	$259,198
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following summarizes direct investments in Excess MSRs:

	December 31, 2021
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$26,856,946	32.5% - 66.7% (53.3%)	—% - 40.0%	20.0% - 35.0%	6.0	$118,631	$131,997

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	30,565,231	33.3% - 100.0% (59.4%)	—% - 50.0%	—% - 33.3%	6.6	95,608	127,201
Total	$57,422,177					$214,239	$259,198

	December 31, 2020
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$34,593,406	32.5% - 66.7% (53.3)%	—% - 40.0%	20.0% - 35.0%	5.9	$141,204	$162,645

Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	38,095,499	33.3% - 100.0% (59.4)%	—% - 50.0%	—% - 33.3%	6.5	109,697	148,293
Total	$72,688,905					$250,901	$310,938
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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2021 and 2020 (Note 7) on $20.3 billion and $26.1 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Year Ended December 31,
	2021	2020	2019
Original and Recaptured Pools	$(15,078)	$(16,232)	$(10,505)

As of December 31, 2021 and 2020, weighted average discount rates of 7.8% (range 7.5%-8.0%) and 7.8% (range 7.5%-8.0%), respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Excess MSR Joint Ventures

New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	December 31,
	2021	2020
Excess MSRs	$152,383	$179,762
Other assets	19,802	20,759
Other liabilities	(687)	(687)
Equity	$171,498	$199,834

New Residential’s investment	$85,749	$99,917
New Residential’s percentage ownership	50.0%	50.0%

	Year Ended December 31,
	2021	2020	2019
Interest income	$7,574	$22,507	$23,872
Other income (loss)	(3,906)	(29,461)	(10,208)
Expenses	(32)	(24)	(64)
Net income (loss)	$3,636	$(6,978)	$13,600

The following table summarizes the activity of investments in equity method investees:

	December 31,
	2021	2020
Balance at beginning of period	$99,917	$125,596
Contributions to equity method investees	—	—
Distributions of earnings from equity method investees	—	(1,170)
Distributions of capital from equity method investees	(15,986)	(21,020)
Change in fair value of investments in equity method investees	1,818	(3,489)
Balance at end of period	$85,749	$99,917

The following table summarizes Excess MSR investments made through equity method investees:

	December 31, 2021
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$23,039,453	66.7%	50.0%	$112,840	$152,383	5.7

	December 31, 2020
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$28,453,512	66.7%	50.0%	$139,251	$179,762	5.8
(A)The remaining interests are held by Mr. Cooper.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

The following table summarizes activity related to MSRs and MSR Financing Receivables:

Total
Balance as of December 31, 2019	$5,686,233
Purchases, net(A)	431,608
Originations(B)	666,414
Proceeds from sales	(15,341)
Change in fair value due to:
Realization of cash flows(C)	(1,592,281)
Change in valuation inputs and assumptions	(591,439)
(Gain) loss realized	647
Balance as of December 31, 2020	$4,585,841
Caliber acquisition (Note 3)	1,507,524
Purchases, net(A)	10,949
Originations(B)	1,331,626
Proceeds from sales	(63,451)
Change in fair value due to:
Realization of cash flows(C)	(1,196,527)
Change in valuation inputs and assumptions	680,431
(Gain) loss realized	2,410
Balance as of December 31, 2021	$6,858,803
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes components of Servicing Revenue, Net:

	Year Ended December 31,
	2021	2020	2019
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,446,509	$1,457,211	$1,216,069
Ancillary and other fees	113,045	185,061	318,056
Servicing fee revenue and fees, net	1,559,554	1,642,272	1,534,125
Change in fair value due to:
Realization of cash flows(A)	(1,192,646)	(1,583,628)	(733,763)
Change in valuation inputs and assumptions(B)	680,088	(585,928)	(165,110)
Change in fair value of derivative instruments	(30,481)	—	—
(Gain) loss realized	2,410	647	(3,100)
Gain (loss) on settlement of derivative instruments	(34,724)	—	—
Servicing revenue, net	$984,201	$(526,637)	$632,152
(A)Includes $3.9 million, $8.7 million and $7.1 million of fair value adjustment due to realization of cash flows to Excess spread financing for the year ended December 31, 2021, 2020, and 2019, respectively.
(B)Includes $0.3 million, $5.5 million and $1.3 million of fair value adjustment due to changes in valuation inputs and assumptions to Excess spread financing for the year ended December 31, 2021, 2020, and 2019, respectively.
The following is a summary of MSRs and MSR Financing Receivables as of December 31, 2021 and 2020:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
2021
Agency	$374,815,579	6.1	$4,443,713
Non-Agency	63,851,154	8.3	943,210
Ginnie Mae(c)	109,946,356	5.7	1,471,880
Total	$548,613,089	6.3	$6,858,803
2020
Agency	$305,718,556	5.1	$2,849,003
Non-Agency	72,610,446	7.9	1,064,403
Ginnie Mae(c)	57,106,825	4.1	672,435
Total	$435,435,827	5.4	$4,585,841
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of December 31, 2021 and 2020, weighted average discount rates of 7.4% (range of 6.9%-12.5%) and 8.1% (range of 7.3%-13.0%), respectively, were used to value New Residential’s MSRs and MSR Financing Receivables, respectively.
(C)As of December 31, 2021 and 2020, New Residential holds approximately $1.8 billion and $1.5 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

New Residential, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, New Residential has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, New Residential is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether New Residential intends to repurchase

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
the loans. As of December 31, 2021 and 2020, New Residential holds approximately $1,787.3 million and $1,452.0 million, respectively, in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of December 31, 2021 and 2020, New Residential holds approximately $1,082.3 million and $810.9 million, respectively, of reacquired residential mortgage loans and is reflected in Residential Mortgage Loans, Held-for-Sale, at Fair Value on the Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and New Residential entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to New Residential of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which New Residential already held certain rights (“Rights to MSRs”). Ocwen and New Residential concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the residential mortgage loans related to the MSRs that were transferred to New Residential.

In January 2018, Ocwen sold and transferred to New Residential certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the residential mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied.

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of December 31, 2021 and 2020, with respect to MSRs representing approximately $14.0 billion and $16.3 billion UPB of underlying loans, respectively, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR Financing Receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2021	December 31, 2020
California	18.1%	21.2%
Florida	8.6%	7.4%
Texas	6.2%	5.6%
New York	6.0%	7.0%
Washington	5.6%	2.9%
New Jersey	4.5%	4.8%
Virginia	3.4%	2.9%
Illinois	3.4%	3.6%
Maryland	3.4%	3.1%
Georgia	3.0%	3.3%
Other U.S.	37.8%	38.2%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for third parties under subservicing agreements. The subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of December 31, 2021 and 2020 was $78.8 billion and $66.9 billion, respectively. Subservicing revenue of $158.5 million and $201.6 million was included within Servicing Revenue, Net in the Consolidated Statements of Income for the year ended December 31, 2021 and 2020, respectively.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in New Residential’s Consolidated Statements of Income. As of December 31, 2021, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 10.4%, 9.4%, 8.1%, 0.9% and 0.3% of the MSRs held by New Residential. The remaining 70.9% of the underlying UPB of the related mortgages is subserviced by the Mortgage Company (Note 1 to the Consolidated Financial Statements).

Servicer Advances Receivable

In connection with New Residential’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 17) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	December 31,
	2021	2020
Principal and interest advances	$562,418	$665,538
Escrow advances (taxes and insurance advances)	1,523,154	1,547,796
Foreclosure advances	793,098	816,400
Total(A)(B)(C)	$2,878,670	$3,029,734
(A)Includes $593.0 million and $583.9 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $212.9 million and $181.2 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non reimbursable advance loss assumption.
(C)Net of $23.5 million and $27.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $32.1 million and $22.8 million for expected non-recovery of advances as of December 31, 2021 and 2020, respectively.

The following table summarizes the activity of the servicer advances reserve:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Balance as of December 31, 2019	$1,680
Provision	21,619
Write-offs	(450)
Balance as of December 31, 2020	$22,849
Caliber acquisition (Note 3)	15,068
Provision	11,560
Write-offs	(17,355)
Balance as of December 31, 2021	$32,122

See Note 13 regarding the financing of MSRs and Servicer Advances Receivable.

7. SERVICER ADVANCE INVESTMENTS

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

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of December 31, 2020. In July 2021, New Residential entered into a purchase and sales agreement with certain third-party co-investors whereby New Residential agreed to purchase from certain third-party co-investors approximately 16.1% of aggregate interest in the Buyer, increasing New Residential’s ownership of the Buyer to approximately 89.3% as of December 31, 2021. As of December 31, 2021, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $75.0 million and New Residential has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however, the Buyer may recall $70.8 million and $592.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Mr. Cooper, is required to purchase all future servicer advances made with respect to this portfolio of loans from Mr. Cooper, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Mr. Cooper in consideration of Mr. Cooper’s servicing activities. The compensation paid to Mr. Cooper as of December 31, 2021 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

New Residential has determined that the Buyer is a VIE. See Note 15 for information regarding the assets and liabilities related to this consolidated VIE.

New Residential also acquired a portion of the call rights related to this portfolio of loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
December 31, 2021
Servicer Advance Investments	$405,786	$421,807	5.2%	5.5%	6.9
December 31, 2020
Servicer Advance Investments	$512,958	$538,056	5.2%	5.7%	6.0
(A)Represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the Servicer Advance Investments and related financing:

					Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Gross	Net(B)	Gross	Net
December 31, 2021
Servicer Advance Investments(D)	$20,314,977	$369,440	1.8%	$356,580	91.4%	90.7%	1.3%	1.2%
December 31, 2020
Servicer Advance Investments(D)	$26,061,499	$449,150	1.7%	$423,144	88.4%	88.6%	1.5%	1.3%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in Servicer Advance Investments:

	December 31,
	2021	2020
Principal and interest advances	$67,014	$84,976
Escrow advances (taxes and insurance advances)	174,681	186,426
Foreclosure advances	127,745	177,748
Total	$369,440	$449,150

The following table summarizes interest income related to Servicer Advance Investments:

	Year Ended December 31,
	2021	2020	2019
Interest income, gross of amounts attributable to servicer compensation	$12,501	$34,262	$51,940
Amounts attributable to basic servicer compensation	(1,798)	(3,248)	(6,209)
Amounts attributable to incentive servicer compensation	(9,025)	(12,832)	(18,065)
Interest income from servicer advance investments	$1,678	$18,182	$27,666

See Note 13 regarding the financing of Servicer Advance Investments.

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

The following table summarizes Real Estate and Other Securities by designation:

	December 31, 2021
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
RMBS designated as available for sale (AFS):
Agency(F)	$91,572	$7,008	$—	$98,367	1	AAA	3.50%	3.50%	4.4	N/A
Non-Agency(G)(H)	2,956,066	84,494	(117)	522,416	334	AA	3.29%	3.18%	3.4	26.6%
RMBS measured at fair value through net income (FVO):
Agency(F)	8,307,771	204	(226,309)	8,346,230	40	AAA	2.13%	2.13%	7.0	N/A
Non-Agency(G)(H)	12,958,891	32,814	(51,892)	429,526	271	AA+	2.15%	3.91%	3.2	20.3%
Total/ Weighted Average	$24,314,300	$124,520	$(278,318)	$9,396,539	646	AAA	2.19%	2.27%	6.6

	December 31, 2020
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)
RMBS designated as available for sale (AFS):
Agency(F)	$110,360	$10,612	$—	$121,761	1	AAA	3.50%	3.50%	5.9	N/A
Non-Agency(G)(H)	3,628,870	62,890	(7,394)	752,004	364	AA	3.40%	3.50%	4.9	19.7%
RMBS measured at fair value through net income (FVO):
Agency(F)	12,380,792	101,414	—	12,941,873	57	AAA	2.20%	2.20%	4.3	N/A
Non-Agency(G)(H)	15,749,660	25,208	(53,423)	428,920	225	AA+	1.90%	5.00%	4.4	19.0%
Total/ Weighted Average	$31,869,682	$200,124	$(60,817)	$14,244,558	647	AAA	2.3%	2.4%	4.3
(A)Fair value is equal to carrying value for all securities.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 298 bonds with a carrying value of $346.1 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third party rating agencies, and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $23.5 million and $2.8 million, respectively, for which no coupon payment is expected.
(D)Based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)The total outstanding face amount was $8.4 billion and $12.5 billion for fixed rate securities and $0.0 billion and $0.0 billion for floating rate securities as of December 31, 2021 and 2020, respectively.
(G)The total outstanding face amount was $9.6 billion (including $8.7 billion of residual and fair value option notional amount) and $11.9 billion (including $10.9 billion of residual and fair value option notional amount) for fixed rate securities and $6.4 billion (including $6.2 billion of residual and fair value option notional amount) and $7.5 billion (including $7.2 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2021 and 2020, respectively.
(H)Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips which New Residential elected to carry at fair value (fair value option securities) and record changes to valuation through the income statement, (ii) bonds backed by consumer loans and (iii) corporate debt. The following table summarizes these securities:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
December 31, 2021
Corporate debt	$414	$9	$—	$423	1	B-	8.25%	8.25%	3.3
Consumer loan bonds	2,960	878	—	2,974	3	N/A	N/A	N/A	0.0
Fair value option securities
Interest-only securities	7,368,874	8,099	(43,626)	152,489	127	AA+	1.19%	1.54%	2.0
Servicing strips	4,413,700	6,869	(7,758)	59,120	59	N/A	1.40%	13.12%	2.6
December 31, 2020
Corporate Debt	$500	$23	$—	$523	1	B-	8.25%	8.25%	4.3
Consumer loan bonds	13,022	503	—	12,862	6	N/A	N/A	N/A	0.0
Fair value option securities
Interest-only securities	9,457,488	6,600	(43,781)	211,073	124	AA+	1.22%	5.09%	2.1
Servicing strips	4,979,723	5,865	(9,476)	46,378	58	N/A	0.42%	8.38%	3.9

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Year Ended December 31,
	2021		2020
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$5,907.2	$2,999.3	$21,593.3	$5,083.1
Purchase price	6,098.8	174.3	22,290.3	575.0

Sales
Face	$7,830.8	$1,686.9	$19,321.7	$8,450.1
Amortized cost	8,135.6	193.2	19,666.2	6,242.0
Sale price	8,074.3	164.7	19,886.8	5,288.5
Gain (loss) on sale	(61.3)	(28.5)	220.5	(953.5)

As of December 31, 2021 and 2020, there were no unsettled trades. Unsettled sales and purchases are recorded on a trade date basis and grouped and presented within Receivable for Investments Sold and Payable for Investments Purchased on the Consolidated Balance Sheets.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 9 and 18 for further details on these transactions.

Unrealized losses attributable to credit impairment associated with securities designated as AFS are recognized in net income. During the year ended December 31, 2021, 2020 and 2019, New Residential recorded a reversal of credit impairment of $5.2 million, a credit impairment of $13.4 million and a credit impairment of $25.2 million, respectively. Any remaining unrealized losses on New Residential’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. New Residential performed analyses in relation to such securities, using its best estimate of cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. New Residential has no intent to sell, and is not more likely than not to be required to sell, these securities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of December 31, 2021.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$3,755	$3,535	$(20)	$3,514	$(24)	$3,490	2	AAA	1.60%	1.34%	2.4
12 or More Months	19,723	10,563	(3,451)	7,111	(93)	7,018	13	AA+	—%	0.89%	0.4
Total/Weighted Average	$23,478	$14,098	$(3,471)	$10,625	$(117)	$10,508	15	AAA	0.53%	1.04%	1.0
(A)Represents credit impairment on securities in an unrealized loss position as of December 31, 2021.

New Residential performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	December 31, 2021				December 31, 2020
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	6,581	6,581	(3,471)	—	21,326	21,326	(8,672)	—
Non-credit impaired securities	3,927	4,044	—	(117)	270,821	331,638	—	(60,817)
Total debt securities in an unrealized loss position	$10,508	$10,625	$(3,471)	$(117)	$292,147	$352,964	$(8,672)	$(60,817)
(A)Required to be recorded through earnings. In measuring the portion of credit losses, New Residential estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included New Residential’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.
(B)Represents unrealized losses on securities that are due to non-credit factors.
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2019	$—	$—	$—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	8,672	—	8,672
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(2,182)	—	(2,182)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(3,019)	—	(3,019)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to credit losses on debt securities:

Year Ended December 31, 2019
Beginning balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$52,803
Increases to credit losses on securities for which an other-than-temporary impairment was previously recognized and a portion of an other-than-temporary impairment was recognized in other comprehensive income	23,059
Additions for credit losses on securities for which an other-than-temporary impairment was not previously recognized	2,115
Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—
Reduction for credit losses on securities for which no other-than-temporary impairment was recognized in other comprehensive income at the current measurement date	—
Reduction for securities sold/paid off during the period	(18,914)
Ending balance of credit losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$59,063

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2021	$512,731	$180,890
December 31, 2020	727,216	280,876

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2021	2020
Beginning balance	$189,562	$1,882,477
Additions	8,324	76,960
Accretion	(4,720)	(60,868)
Reclassifications from (to) non-accretable difference	(8,015)	(167,793)
Disposals	(149,058)	(1,541,214)
Ending balance	$36,093	$189,562
See Note 13 regarding the financing of Real Estate and Other Securities.

9. RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. New Residential, through its Mortgage Company, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2021, New Residential accounts for loans based on the following categories:

•Loans Held-for-Investment, at fair value
•Loans Held-for-Sale, at lower of cost or fair value
•Loans Held-for-Sale, at fair value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31,
	2021					2020
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$623,937	$569,933	9,718	7.1%	5.1	$674,179

Acquired reverse residential mortgage loans	$—	$—	—	—%	0.0	$5,884
Acquired performing loans(C)	142,142	130,634	2,839	6.6%	4.6	129,345
Acquired non-performing loans(D)	2,825	2,287	34	7.5%	4.7	374,658
Total residential mortgage loans, held-for-sale, at lower of cost or market	$144,967	$132,921	2,873	6.6%	4.6	$509,887

Acquired performing loans(C)(E)	$2,046,945	$2,070,262	12,757	3.5%	12.4	$1,423,159
Acquired non-performing loans(D)(E)	343,133	315,063	2,249	4.8%	6.1	335,544
Originated loans	8,565,456	8,829,599	12,479	3.2%	28.0	2,947,113
Total residential mortgage loans, held-for-sale, at fair value	$10,955,534	$11,214,924	27,485	3.3%	24.4	$4,705,816

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$11,100,501	$11,347,845				$5,215,703
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans, held-for-investment, at fair value is grouped and presented as part of Residential Loans and Variable Interest Entity Consumer Loans, Held-for-Investment, at Fair Value on the Consolidated Balance Sheets.
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past due.
(D)As of December 31, 2021, New Residential has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $860.4 million and $221.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2021	2020
California	15.7%	11.9%
Florida	10.1%	7.1%
Washington	7.5%	1.8%
New York	7.1%	7.1%
Texas	6.7%	10.1%
New Jersey	3.8%	4.2%
Virginia	3.3%	2.5%
Georgia	3.1%	5.8%
Maryland	3.1%	2.3%
Illinois	2.8%	3.0%
Other U.S.	36.8%	44.2%
	100.0%	100.0%

See Note 13 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	December 31,
	2021			2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Less than 120	$11,101,345	$11,323,443	$222,098	$5,131,755	$5,099,094	$(32,661)
120+	623,093	594,335	(28,758)	950,564	790,788	(159,776)
	$11,724,438	$11,917,778	$193,340	$6,082,319	$5,889,882	$(192,437)
Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the year ended December 31, 2021, New Residential executed calls on a total of 75 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $29.0 million of gain on securitizations accounted for as sales. For the year ended December 31, 2020, New Residential executed calls on a total of 13 trusts and recognized $48.5 million of interest income on securities held in the collapsed trusts and $16.0 million of gain on securitizations accounted for as sales. Refer to Note 18 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Loans Held-for-Investment	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2019	$925,706	$1,429,052	$4,613,612	$6,968,370
Fair value adjustment due to fair value option	(6,020)	—	—	(6,020)
Originations	—	—	61,684,462	61,684,462
Sales	—	(791,974)	(64,692,996)	(65,484,970)
Purchases/additional fundings	—	110,741	3,322,369	3,433,110
Proceeds from repayments	(145,767)	(99,845)	(177,723)	(423,335)
Transfer of loans to other assets(A)	—	(3,449)	(22,255)	(25,704)
Transfer of loans to real estate owned	(6,754)	(21,681)	(7,035)	(35,470)
Transfers of loans to held-for-sale	(62,274)	—	—	(62,274)
Transfers of loans to from held-for-investment	—	—	62,274	62,274
Valuation provision on loans	—	(112,957)	—	(112,957)
Fair value adjustments due to:
Changes in instrument-specific credit risk	27,036	—	(12,323)	14,713
Other factors	(57,748)	—	(64,569)	(122,317)
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
Caliber acquisition (Note 3)	—	—	7,685,681	7,685,681
Originations	—	—	123,059,895	123,059,895
Sales	—	(374,683)	(131,960,935)	(132,335,618)
Purchases/additional fundings	—	—	8,102,055	8,102,055
Proceeds from repayments	(120,247)	(32,826)	(520,334)	(673,407)
Transfer of loans to other assets(A)	—	(585)	22,112	21,527
Transfer of loans to real estate owned	(15,165)	(7,145)	(3,958)	(26,268)
Valuation provision on loans	—	38,273	—	38,273
Fair value adjustments due to:
Changes in instrument-specific credit risk	(2,020)	—	(18,099)	(20,119)
Other factors	33,186	—	142,691	175,877
Balance at December 31, 2021	$569,933	$132,921	$11,214,924	$11,917,778
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

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	December 31,
	2021	2020	2019
Interest income:
Loans held-for-investment, at fair value	$44,369	$53,264	$60,301
Loans held-for-sale, at lower of cost or fair value	23,280	50,130	65,926
Loans held-for-sale, at fair value	260,062	135,729	175,926
Total interest income	327,711	239,123	302,153

Interest expense:
Loans held-for-investment, at fair value	16,919	21,029	19,381
Loans held-for-sale, at lower of cost or fair value	21,333	22,541	40,067
Loans held-for-sale, at fair value	159,413	90,064	109,723
Total interest expense	197,665	133,634	169,171

Net interest income	$130,046	$105,489	$132,982

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The Mortgage Company originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while the Mortgage Company generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, New Residential reports Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income.

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Year Ended December 31,
	2021	2020	2019
Gain on residential mortgage loans originated and sold, net(A)	$460,062	$811,288	$53,554
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	240,610	(361,755)	(53,374)
MSRs retained on transfer of residential mortgage loans(C)	1,331,626	666,414	374,450
Other(D)	107,249	49,270	27,564
Realized gain on sale of originated residential mortgage loans, net	$2,139,547	$1,165,217	$402,194
Change in fair value of residential mortgage loans	(137,503)	99,908	28,761
Change in fair value of interest rate lock commitments (Note 12)	(293,699)	249,183	26,151
Change in fair value of derivative instruments (Note 12)	118,564	(115,216)	3,001
Gain on originated residential mortgage loans, held-for-sale, net	$1,826,909	$1,399,092	$460,107
(A)Includes residential mortgage loan origination fees of $2.3 billion and $1.7 billion in the year ended December 31, 2021 and 2020, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for residential mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
10. CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of December 31, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

The following table summarizes the credit composition of consumer loans:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
December 31, 2021
Performing	$358,181	53.5%	$413,377	18.5%	3.2	3.6%
Purchased credit deteriorated(C)	91,580	53.5%	93,914	13.8%	3.1	7.7%
Other - performing	114	100.0%	—	15.5%	0.3	28.4%
Total consumer loans	$449,875		$507,291	17.5%	3.2	4.5%
December 31, 2020
Performing	$490,222	53.5%	$553,419	18.3%	3.6	3.7%
Purchased credit deteriorated(C)	127,899	53.5%	129,513	14.1%	3.5	7.4%
Other - performing	2,862	100.0%	2,643	15.3%	0.4	4.3%
Total consumer loans	$620,983		$685,575	17.4%	3.6	4.4%
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

See Note 13 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	December 31,
	2021			2020
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 Days	$442,481	$499,059	$56,578	$611,978	$675,691	$63,713
90+	7,394	8,232	838	9,005	9,884	879
Total	$449,875	$507,291	$57,416	$620,983	$685,575	$64,592

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2019	$827,545
Fair value adjustment due to fair value option	36,472
Additional fundings(A)	33,041
Proceeds from repayments	(229,218)
Accretion of loan discount and premium amortization, net	24,120
Fair value adjustments due to:
Changes in instrument-specific credit risk	5,195
Other factors	(11,580)
Balance at December 31, 2020	$685,575
Additional fundings(A)	29,002
Proceeds from repayments	(206,078)
Accretion of loan discount and premium amortization, net	18,925
Fair value adjustments due to:
Changes in instrument-specific credit risk	22,915
Other factors	(43,048)
Balance at December 31, 2021	$507,291
(A)Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
11. MORTGAGE LOANS RECEIVABLE

New Residential completed the Genesis acquisition in December 2021. Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties. See Note 3 for further discussion regarding the Genesis acquisition.

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of December 31, 2021:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$610,446	40.3%	486	33.2%	8.3%	16.0	75.6% / 65.0%
Bridge	716,764	47.3%	632	43.2%	7.8%	14.5	73.8%
Renovation	188,552	12.4%	346	23.6%	8.1%	13.4	78.5% / 67.1%
	$1,515,762	100.0%	1,464	100.0%	8.1%	15.2
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2020	$—
Genesis acquisition (Note 3)	1,505,635
Initial loan advances	60,125
Construction holdbacks and draws	12,856
Paydowns and payoffs	(60,867)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	(1,987)
Balance at December 31, 2021	$1,515,762

The Company is subject to credit risk in connection with its investments in mortgage loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable as of December 31, 2021:

Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$1,473,894	$1,515,762	$41,868
90+	—	—	—
	$1,473,894	$1,515,762	$41,868

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of December 31, 2021:

State Concentration	Percentage of Total Loan Commitment
California	58.9%
Washington	12.2%
New York	5.6%
Other U.S.	23.3%
100.0%

As of December 31, 2021, the Company finances mortgage loans using a warehouse credit facility. See Note 13 for details.

12. DERIVATIVES

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

As of December 31, 2021, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2021	2020
Derivative assets
Interest rate swaps(A)	Other assets	$52	$—
Interest rate lock commitments	Other assets	114,871	289,355
Treasury futures and options on treasury futures	Other assets	7,778	—
TBAs	Other assets	15,472	789
		$138,173	$290,144
Derivative liabilities
Interest rate swaps(A)	Accrued expenses and other liabilities	$—	$25
Interest rate lock commitments	Accrued expenses and other liabilities	3,093	281
TBAs	Accrued expenses and other liabilities	31,490	119,456
		$34,583	$119,762
(A)Net of $60.7 million and $237.7 million of related variation margin accounts as of December 31, 2021 and December 31, 2020, respectively.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2021	2020
Interest rate swaps(A)	$11,490,000	$6,515,000
Interest rate lock commitments	10,653,850	15,031,345
TBAs, short position(B)	22,697,706	23,529,408
Treasury futures	314,500	—
Options on treasury futures	3,200,000	—
(A)Includes $11.5 billion notional of receive LIBOR/pay fixed of 1.1% and $0.0 billion notional of receive fixed of 0.0%/pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of December 31, 2021. Includes $6.5 billion notional of receive LIBOR/pay fixed of 2.2% and $$0.0 billion notional of received fixed of 0.0% pay LIBOR with weighted average maturities of 47 months and 0 months, respectively, as of December 31, 2020.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Year Ended December 31,
	2021	2020	2019
Servicing revenue, net(A)
TBAs	$10,483	$—	$—
Treasury futures	(23,961)	—	—
Options on treasury futures	(17,003)	—	—
	(30,481)	—	—

Gain on originated residential mortgage loans, held for sale, net(A)
Interest rate lock commitments	(293,699)	249,183	26,151
TBAs	118,564	(115,243)	3,067
Forward loan sale commitments	—	27	(66)
	(175,135)	133,967	29,152

Change in fair value of investments(A)
Interest rate swaps	298,803	(53,467)	(58,918)
Interest rate caps	—	—	(3)
TBAs	—	—	2,778
	298,803	(53,467)	(56,143)
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	(136,073)	(2,685)	(8,671)
TBAs(C)	(36,508)	(72,127)	(121,252)
	(172,581)	(74,812)	(129,923)

Total gain (loss)	$(79,394)	$5,688	$(156,914)
(A)Represents unrealized gain (loss).
(B)Excludes $34.7 million , $0.0 million, and $0.0 million in loss included within Servicing Revenue, Net (Note 6) for the year ended December 31, 2021, 2020 and 2019, respectively.
(C)Excludes $240.6 million in gain on settlement and $361.8 million and $53.4 million in loss on settlement included within Gain on Sale of Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 9) for the year ended December 31, 2021, 2020 and 2019, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
13. DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	December 31, 2021									December 31, 2020
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$10,135,658	$10,131,700	Feb-22 to Sep-25	1.92%	0.7	$10,904,545	$10,936,752	$10,977,338	23.0	$4,039,564
Warehouse Credit Facility- Mortgage Loans Receivable(G)	1,252,660	1,252,660	Dec-23	2.15%	2.0	1,473,894	1,473,894	1,515,762	1.3	—
Agency RMBS(D)	8,386,538	8,386,538	Jan-22 to Apr-22	0.16%	0.1	8,396,800	8,661,005	8,442,009	6.9	12,682,427
Non-Agency RMBS(E)	656,874	656,874	Jan-22 to Aug-22	2.43%	0.1	13,370,966	869,226	924,948	3.3	817,209
Other(G)(H)	165,112	165,112	Mar-22 to Sep-25	2.95%	1.0	N/A	234,501	230,062	4.4	8,480
Total Secured Financing Agreements	20,596,842	20,592,884		1.25%	0.6					17,547,680
Secured Notes and Bonds Payable
Excess MSRs(I)	237,835	237,835	Aug-25	3.74%	3.7	80,461,630	268,102	333,845	6.3	275,088
MSRs(J)	4,245,401	4,234,771	Mar-22 to Dec-26	3.47%	3.3	524,065,651	6,049,595	6,609,171	6.3	2,691,791
Servicer Advance Investments(K)	356,580	355,722	Apr-22 to Dec-22	1.27%	0.9	369,440	405,786	421,807	6.9	423,144
Servicer Advances(K)	2,362,080	2,355,969	Feb-22 to Nov-24	2.19%	1.3	2,812,974	2,855,148	2,855,148	0.7	2,585,575
Residential Mortgage Loans(L)	1,020,206	1,001,933	Mar-23 to Jul-43	1.82%	3.2	889,840	1,158,669	1,147,245	23.9	1,039,838
Consumer Loans(M)	454,542	458,580	Sep-37	2.05%	8.6	449,713	461,026	507,242	3.3	628,759
Total Secured Notes and Bonds Payable	8,676,644	8,644,810		2.77%	2.9					7,644,195
Total/Weighted Average	$29,273,486	$29,237,694		1.71%	1.3					$25,191,875
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $20.9 million of associated interest payable as of December 31, 2021.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $252.2 million which bear interest at a fixed interest rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)All LIBOR-based floating interest rates.
(H)Includes $158.5 million of financing collateralized by a portion of our SFR portfolio as well as financing collateralized by REOs.
(I)Includes $237.8 million of corporate loans which bear interest at a fixed interest rate of 3.7%.
(J)Includes $1.9 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR and (ii) a margin ranging from 2.5% to 4.5%; and $2.3 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(K)$1.8 billion face amount of the notes has a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR Financing Receivables owned by NRM.
(L)Represents (i) $27.6 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, (ii) $42.9 million of MDST Trusts asset-backed notes held by third parties which bear interest equal to 6.6%, (iii) a $199.7 million note payable collateralized by SFR properties with a fixed interest rate of 2.8%, and (iv) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(M)Includes the SpringCastle debt, comprising the following classes of asset-backed notes held by third parties: $401.5 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
As of December 31, 2021, New Residential had no outstanding secured financing agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of New Residential’s stockholders’ equity. The amount at risk under secured financing agreements is defined as the excess of carrying amount (or market value, if higher than the carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of New Residential’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of New Residential.

New Residential has margin exposure on $20.6 billion of secured financing agreements as of December 31, 2021. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	Mortgage Loans Receivable	Total
Balance at December 31, 2019	$217,300	$2,640,036	$3,181,672	$22,799,196	$5,981,480	$816,689	$—	$35,636,373
Secured Financing Agreements
Borrowings	—	—	—	113,228,180	63,453,603	—	—	176,681,783
Repayments	—	—	—	(122,526,887)	(64,520,481)	—	—	(187,047,368)
Capitalized deferred financing costs, net of amortization	—	—	—	(853)	(2,107)	—	—	(2,960)
Secured Notes and Bonds Payable
Borrowings	193,357	3,575,811	4,072,560	—	875,758	663,047	—	9,380,533
Repayments	(135,569)	(3,517,429)	(4,245,295)	—	(697,789)	(851,688)	—	(9,447,770)
Discount on borrowings, net of amortization	—	—	—	—	—	(2,882)	—	(2,882)
Unrealized (gain) loss on notes, fair value	—	—	—	—	(2,627)	3,593	—	966
Capitalized deferred financing costs, net of amortization	—	(6,627)	(218)	—	45	—	—	(6,800)
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,087,882	$628,759	$—	$25,191,875
Secured Financing Agreements
Acquired borrowings, net of discount (Note 3)	—	—	—	—	7,090,577	—	—	7,090,577
Borrowings	—	—	—	64,749,425	129,876,689	—	1,278,647	195,904,761
Repayments	—	—	—	(69,206,600)	(130,719,004)	—	(25,987)	(199,951,591)
Capitalized deferred financing costs, net of amortization	—	—	—	951	506	—	—	1,457
Secured Notes and Bonds Payable								—
Acquired borrowings, net of discount	—	1,045,000	76,772	—	—	—	—	1,121,772
Borrowings	—	4,042,325	2,971,974	—	949,778	—	—	7,964,077
Repayments	(37,253)	(3,549,148)	(3,346,873)	—	(974,176)	(170,623)	—	(8,078,073)
Unrealized (gain) loss on notes, fair value	—	—	—	—	(13,435)	444	—	(12,991)
Capitalized deferred financing costs, net of amortization	—	4,803	1,099	—	(72)	—	—	5,830
Balance at December 31, 2021	$237,835	$4,234,771	$2,711,691	$9,043,412	$11,298,745	$458,580	$1,252,660	$29,237,694
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Maturities

Contractual maturities of debt obligations as of December 31, 2021:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2022	$1,088,882	$17,402,381	$18,491,263
2023	1,380,352	3,824,659	5,205,011
2024	750,000	1,211,791	1,961,791
2025	—	2,043,989	2,043,989
2026 and thereafter	525,036	1,596,396	2,121,432
	$3,744,270	$26,079,216	$29,823,486
(A)Includes secured notes and bonds payable of $3.7 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $20.6 billion and $5.5 billion, respectively.

Borrowing Capacity

The following table summarizes borrowing capacity as of December 31, 2021:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,178,992	$3,478,514	$1,700,478
Loan originations	21,564,856	8,824,916	12,739,940

Secured Notes and Bonds Payable
Excess MSRs	286,380	237,835	48,546
MSRs	4,999,244	4,245,401	753,843
Servicer advances	4,002,644	2,718,660	1,283,984
Residential mortgage loans	200,000	199,713	287
	$36,232,116	$19,705,039	$16,527,078
(A)Although available financing is uncommitted, New Residential’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. New Residential was in compliance with all of its debt covenants as of December 31, 2021.

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
(dollars in tables in thousands, except share data)

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the year ended December 31, 2021, the Company recognized $34.4 million of interest expense. As of December 31, 2021, the unamortized debt issuance costs was approximately $6.7 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2021, the Company was in compliance with all covenants.

In the event of a change of control, each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

14. FAIR VALUE MEASUREMENTS

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2021 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Excess MSRs(A)	$80,461,630	$344,947	$—	$—	$344,947	$344,947
MSRs and MSR financing receivables(A)	548,613,089	6,858,803	—	—	6,858,803	6,858,803
Servicer advance investments	369,440	421,807	—	—	421,807	421,807
Real estate and other securities	24,314,300	9,396,539	—	8,444,597	951,942	9,396,539
Residential mortgage loans, held-for-sale	144,967	132,921	—	—	134,655	134,655
Residential mortgage loans, held-for-sale, at fair value	10,955,534	11,214,924	—	9,361,520	1,853,404	11,214,924
Residential mortgage loans, held-for-investment, at fair value	623,937	569,933	—	—	569,933	569,933
Residential mortgage loans subject to repurchase	1,787,314	1,787,314	—	1,787,314	—	1,787,314
Consumer loans	449,875	507,291	—	—	507,291	507,291
Derivative assets	47,080,263	138,173	—	23,302	114,871	138,173
Mortgage loans receivable	1,473,894	1,515,762	—	—	1,515,762	1,515,762
Note receivable	60,373	60,549	—	—	60,549	60,549
Loans receivable	228,692	229,631	—	—	229,631	229,631
Cash and cash equivalents	1,332,575	1,332,575	1,332,575	—	—	1,332,575
Restricted cash	195,867	195,867	195,867	—	—	195,867
Other assets(B)	N/A	39,229	3,134	—	36,095	39,229
		$34,746,265	$1,531,576	$19,616,733	$13,599,690	$34,747,999
Liabilities:
Secured financing agreements	$20,596,842	$20,592,884	$—	$20,596,842	$—	$20,596,842
Secured notes and bonds payable(C)	8,676,644	8,644,810	—	—	8,662,463	8,662,463
Unsecured senior notes, net of issuance costs	543,293	543,293	—	—	553,581	553,581
Residential mortgage loan repurchase liability	1,787,314	1,787,314	—	1,787,314	—	1,787,314
Derivative liabilities	1,275,793	34,583	—	31,490	3,093	34,583
Contingent consideration	N/A	4,951	—	—	4,951	4,951
		$31,607,835	$—	$22,415,646	$9,224,088	$31,639,734
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR Financing Receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $28.7 million as of December 31, 2021.
(C)Includes the SAFT 2013-1, MDST Trusts and SCFT 2020-A mortgage backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $511.1 million as of December 31, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2020 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Excess MSRs(A)	$72,688,905	$310,938	$—	$—	$310,938	$310,938
Excess MSRs, equity method investees(A)	28,453,512	99,917	—	—	99,917	99,917
MSRs and MSR financing receivables(A)	435,435,827	4,585,841	—	—	4,585,841	4,585,841
Servicer advance investments	449,150	538,056	—	—	538,056	538,056
Real estate and other securities	31,869,681	14,244,558	—	13,063,634	1,180,924	14,244,558
Residential mortgage loans, held-for-sale	637,138	509,887	—	—	509,887	509,887
Residential mortgage loans, held-for-sale, at fair value	4,675,833	4,705,816	—	3,059,611	1,646,205	4,705,816
Residential mortgage loans, held-for-investment, at fair value	769,348	674,179	—	—	674,179	674,179
Residential mortgage loans subject to repurchase	1,452,005	1,452,005	—	1,452,005	—	1,452,005
Consumer loans	620,983	685,575	—	—	685,575	685,575
Derivative assets	38,427,601	290,144	—	789	289,355	290,144
Note receivable	51,575	52,389	—	—	49,889	49,889
Cash and cash equivalents	944,854	944,854	944,854	—	—	944,854
Restricted cash	135,619	135,619	135,619	—	—	135,619
Other assets(B)	N/A	48,032	11,187	—	36,845	48,032
		$29,277,810	$1,091,660	$17,576,039	$10,607,611	$29,275,310
Liabilities:
Secured financing agreements	$17,552,126	$17,547,680	$—	$17,552,126	$—	$17,552,126
Secured notes and bonds payable(C)	7,667,239	7,644,195	—	—	7,651,325	7,651,325
Unsecured senior notes, net of issuance costs	541,516	541,516	—	—	541,516	541,516
Residential mortgage loan repurchase liability	1,452,005	1,452,005	—	1,452,005	—	1,452,005
Derivative liabilities	6,648,152	119,762	—	119,481	281	119,762
Excess spread financing	2,190,991	18,420	—	—	18,420	18,420
Contingent consideration	N/A	14,247	—	—	14,247	14,247
		$27,337,825	$—	$19,123,612	$8,225,789	$27,349,401
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3

	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total
Balance at December 31, 2019	$505,343	$5,686,233	$581,777	$7,957,785	$39,891	$3,998,825	$827,545	$37,001	$—	$20,139,743
Transfers
Transfers from Level 3	—	—	—	—	—	(718,892)	—	—	—	(718,892)
Transfers to Level 3	—	—	—	—	—	445,040	—	—	—	445,040
Gains (losses) included in net income
Reversal (provision) for credit losses on securities(D)	—	—	—	(13,404)	—	—	—	—	—	(13,404)
Change in fair value of Excess MSRs(D)	(16,232)	—	—	—	—	—	—	—	—	(32,464)
Change in fair value of Excess MSRs, equity method investees(D)	(3,489)	—	—	—	—	—	—	—	—	(6,978)
Servicing revenue, net(E)	—	(2,183,073)	—	—	—	—	—	—	—	(2,183,073)
Change in fair value of servicer advance investments	—	—	763	—	—	—	—	—	—	763
Change in fair value of residential mortgage loans	—	—	—	—	—	(107,604)	—	—	—	(107,604)
Gain (loss) on settlement of investments, net	67	—	—	(953,541)	—	—	—	—	—	(953,407)
Other income (loss), net(D)	(12,190)	—	—	(42,506)	—	(8,276)	(6,385)	814	—	(80,733)
Gains (losses) included in other comprehensive income(F)	—	—	—	(580,102)	249,183	(6,020)	36,472	—	—	(300,467)
Interest income	28,352	—	18,182	105,373	—	—	24,120	3,074	—	207,453
Purchases, sales and repayments
Purchases, net(G)	—	431,608	1,294,757	575,030	—	2,415,084	33,041	11,500	—	4,761,020
Proceeds from sales	(1,061)	(15,341)	—	(5,288,480)	—	(3,391,887)	—	—	—	(8,697,830)
Proceeds from repayments	(89,935)	—	(1,357,423)	(577,543)	—	(305,886)	(229,218)	—	—	(2,649,940)
Originations and other	—	666,414	—	(1,688)	—	—	—	—	—	664,726
Balance at December 31, 2020	$410,855	$4,585,841	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$52,389	$—	$10,473,953
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	2,386	—	—	—	2,386
Acquisitions (Note 3)	—	1,507,524	—	—	116,403	—	—	—	1,505,635	3,129,562
Gains (losses) included in net income
Reversal (provision) for credit losses on securities(D)	—	—	—	5,201	—	—	—	—	—	5,201
Change in fair value of excess MSRs(D)	(15,078)	—	—	—	—	—	—	—	—	(15,078)
Change in fair value of excess MSRs, equity method investees(D)	1,818	—	—	—	—	—	—	—	—	1,818
Servicing revenue, net(E)	—	(513,686)	—	—	—	—	—	—	—	(513,686)
Change in fair value of servicer advance investments	—	—	(9,076)	—	—	—	—	—	—	(9,076)
Change in fair value of residential mortgage loans	—	—	—	—	—	155,758	—	—	—	155,758
Gain (loss) on settlement of investments, net	404	—	—	(28,550)	—	—	—	—	—	(28,146)
Included in other income (loss), net(D)	(326)	—	—	9,136	(293,699)	(1,357)	(20,133)	301	—	(306,078)
Gains (losses) included in other comprehensive income(F)	—	—	—	28,882	—	—	—	—	—	28,882
Interest income	20,296	—	1,678	13,740	—	—	18,925	9,433	—	64,072
Purchases, sales and repayments
Purchases, net(G)	—	10,949	1,286,526	174,340	—	4,128,097	29,002	6,688	—	5,635,602
Proceeds from sales	(984)	(63,451)	—	(164,630)	—	(3,675,071)	—	—	—	(3,904,136)
Proceeds from repayments	(72,038)	—	(1,395,377)	(267,101)	—	(487,830)	(206,078)	(28,631)	(60,867)	(2,517,922)
Originations and other	—	1,331,626	—	—	—	(19,030)	—	250,000	70,994	1,633,590
Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes New Residential’s portion of the Excess MSRs held by the respective joint ventures in which New Residential has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)Gains (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(E)The components of Servicing Revenue, Net are disclosed in Note 6.
(F)Gain (loss) included in Unrealized Gain (Loss) on Available-for-Sale Securities, Net in the Consolidated Statements of Comprehensive Income.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Excess Spread Financing	Mortgage-Backed Securities Issued	Contingent Consideration
				Total
Balance at December 31, 2019	$31,777	$659,738	$55,222	$746,737
Gains (losses) included in net income
Included in servicing revenue, net(A)	(14,164)	—	—	(14,164)
Included in other income(B)	—	966	4,844	5,810
Purchases, sales and payments				—
Purchases	—	1,520,382	—	1,520,382
Payments	—	(516,769)	(45,819)	(562,588)
Other	807	(1,465)	—	(658)
Balance at December 31, 2020	$18,420	$1,662,852	$14,247	$1,695,519
Gains (losses) included in net income
Included in servicing revenue, net(A)	(3,538)	—	—	(3,538)
Included in other income(B)	—	(12,991)	1,037	(11,954)
Interest income	—	—	—	—
Purchases, sales and payments
Purchases	—	—	—	—
Proceeds from sales	(15,378)	—	—	(15,378)
Payments	—	(1,138,754)	(10,333)	(1,149,087)
Other	496	—	—	496
Balance at December 31, 2021	$—	$511,107	$4,951	$516,058
(A)Components of Servicing Revenue, Net are disclosed in Note 6.
(B)Gains (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following tables summarize certain information regarding the ranges and weighted averages of significant inputs used:

December 31, 2021
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	5.1% - 8.7% (6.7%)	0.2% - 6.9% (0.9%)	3.2% - 20.6% (6.4%)	15 - 32 (21)	11 - 21 (18)
Recaptured Pools	4.5% - 9.4% (6.5%)	0.1% - 2.2% (0.8%)	—% - 25.2% (9.3%)	20 - 27 (23)	19 - 24 (22)
	4.5% - 9.4% (6.6%)	0.1% - 6.9% (0.9%)	—% - 25.2% (7.7%)	15 - 32 (22)	11 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	5.8% - 12.4% (7.7%)	5.5% - 9.6% (7)	—% - 11.3% (7.2%)	6 - 25 (15)	18 - 28 (23)
Recaptured Pools	3.6% - 4.9% (4%)	0.1% - 0.3 (0.2)	4% - 10.1% (5.5%)	22 - 25 (24)	21 - 23 (23)
	3.6% - 12.4% (7%)	0.1% - 9.6% (7)	—% - 11.3% (6.9%)	6 - 25 (17)	18 - 28 (23)
Total/Weighted Average—Excess MSRs Directly Held	3.6% - 12.4% (6.8%)	0.1% - 9.6% (3.2%)	—% - 25.2% (7.3%)	6 - 32 (19)	11 - 28 (21)

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	6.6% - 8.5% (7%)	0.6% - 1.5% (0.9%)	3.2% - 9.5% (5.1%)	15 - 25 (19)	16 - 18 (17)
Recaptured Pools	5.4% - 7.5% (6.5%)	0.3% - 1.6% (0.8%)	3% - 9.2% (6.2%)	22 - 26 (24)	20 - 23 (21)
Total/Weighted Average—Excess MSRs Held through Investees	5.4% - 8.5% (6.7%)	0.3% - 1.6% (0.9%)	3.0% - 9.5% (5.7%)	15 - 26 (22)	16 - 23 (19)

Total/Weighted Average—Excess MSRs All Pools	3.6% - 12.4% (6.8%)	0.1% - 9.6% (2.4%)	—% - 25.2% (6.7%)	6 - 32 (20)	11 - 28 (21)

MSRs and MSR Financing Receivables (Note 6)(H)
Agency	6.0% - 14.6% (10.2%)	0.1% - 2.2% (0.9%)	—% - 31.4% (10.7%)	25 - 30 (28)	0 - 40 (23)
Non-Agency	6.7% - 50.4% (6.7%)	0.7% - 64.6% (11.8%)	4.0% - 27.0% (6.8%)	26 - 86 (48)	0 - 30 (24)
Ginnie Mae	5.3% - 14.3% (12.6%)	1.4% - 6.3% (4.1%)	4.8% - 24.5% (12.7%)	31 - 45 (39)	0 - 30 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	5.3% - 50.4% (10.2%)	0.1% - 64.6% (3.1%)	—% - 31.4% (10.0%)	25 - 86 (33)	0 - 40 (24)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

December 31, 2020
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 5)
Agency
Original Pools	7.1% - 10.9% (7.8%)	—% - 3.5% (1.4%)	4.4% - 23.3% (10.3%)	15 - 31 (21)	13 - 21 (19)
Recaptured Pools	7.0% - 11.9% (9.6%)	—% - 4.0% (0.9%)	—% - 35.0% (20.4%)	21 - 29 (24)	19 - 19 (22)
	7.0% - 11.9% (8.4%)	—% - 4.0% (1.2%)	—% - 35.0% (13.8%)	15 - 31 (22)	13 - 24 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.6% - 11.9% (9.0%)	2.6% - 13.9% (10.2%)	—% - 13.1% (10.0%)	5 - 25 (15)	18 - 29 (23)
Recaptured Pools	5.6% - 7.4% (6.1%)	0.2% - 0.5% (0.4%)	12.1% - 21.4% (14.2%)	23 - 27 (25)	21 - 23 (23)
	5.6% - 11.9% (8.5%)	0.2% - 13.9% (10.2%)	—% - 21.4% (10.7%)	5 - 27 (17)	18 - 29 (23)
Total/Weighted Average—Excess MSRs Directly Held	5.6% - 11.9% (8.5%)	—% - 13.9% (4.8%)	—% - 35.0% (12.3%)	5 - 31 (19)	13 - 29 (21)

Excess MSRs Held through Equity Method Investees (Note 5)
Agency
Original Pools	7.1% - 10.2% (8.0%)	1.2% - 2.5% (1.6%)	5.2% - 23.3% (8.9%)	15 - 25 (19)	18 - 19 (18)
Recaptured Pools	8.6% - 10.5% (9.3%)	0.6% - 1.7% (1.2%)	11.7% - 28.9% (15.0%)	22 - 28 (25)	20 - 23 (22)
Total/Weighted Average- Excess MSRs Held through Investees	7.5% - 10.7% (9.0%)	0.6% - 2.2% (1.2%)	5.5% - 29.8% (12.9%)	15 - 28 (22)	18 - 23 (20)

Total/Weighted Average—Excess MSRs All Pools	5.6% - 11.9% (8.5%)	—% - 13.9% (3.6%)	—% - 35.0% (12.2%)	5 - 31 (20)	13 - 29 (21)

MSRs and MSR Financing Receivables (Note 6)(H)
Agency	7.9% - 23.3% (13.1%)	0.4% - 2.1% (0.9%)	2.5% - 35.5% (20.5%)	25 - 31 (28)	0 - 30 (22)
Non-Agency	7.6% - 16.4% (7.7%)	0.9% - 13.0% (12.9%)	4.3% - 31.6% (8.1%)	26 - 88 (48)	0 - 30 (25)
Ginnie Mae	9.0% - 24.1% (20.3%)	2.3% - 5.6% (4.7%)	16.2% - 35.0% (24.9%)	32 - 50 (45)	0 - 30 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	7.6% - 24.1% (12.9%)	0.4% - 13.0% (4.2%)	2.5% - 35.5% (20.0%)	25 - 88 (35)	0 - 30 (23)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. As of December 31, 2021 and 2020, weighted average costs of subservicing of $6.40-$7.20 ($7.00) and $6.20-$7.50 ($7.00), respectively, per loan per month was used to value the agency MSRs, including MSR Financing Receivables. Weighted average costs of subservicing of $10.60-$15.80 ($10.70) and $10.90, respectively, per loan per month was

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
used to value the non-agency MSRs, including MSR Financing Receivables. Weighted average cost of subservicing of $8.80-$8.90 ($8.80) and $8.90, respectively, per loan per month was used to value the Ginnie Mae MSRs.
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

As of December 31, 2021 and 2020, weighted average discount rates of 7.8% (range 7.5%-8.0%) and 7.8% (range 7.5%-8.0%), respectively, were used to value New Residential’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2021 and 2020, weighted average discount rates of 7.4% (range 6.9%-12.5%) and 8.1% (range of 7.3%-13.0%) were used to value New Residential’s MSRs and MSR Financing Receivables, respectively.

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2021	0.7% - 1.8% (1.7%)	6.5% - 7.7% (7.7%)	8.2% - 15.0% (14.8%)	17.6 - 19.8 (19.7) bps	5.2% - 5.7% (5.2%)	22.1
December 31, 2020	1.1% - 1.7% (1.7%)	9.3% - 9.3% (9.3%)	6.9% - 9.1% (9.0%)	17.1 - 19.8 (19.7) bps	5.2% - 5.7% (5.2%)	22.3
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.6 bps and 10.0 bps which represent the amounts New Residential paid its servicers as a monthly servicing fee as of December 31, 2021 and 2020, respectively.
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

Real Estate and Other Securities Valuation

New Residential’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2021
Agency RMBS	$8,399,343	$8,663,693	$8,444,597	$—	$8,444,597	2
Non-Agency RMBS(C)	15,914,957	886,643	951,942	—	951,942	3
Total	$24,314,300	$9,550,336	$9,396,539	$—	$9,396,539
December 31, 2020
Agency RMBS	$12,491,152	$12,951,608	$13,063,634	$—	$13,063,634	2
Non-Agency RMBS(C)	19,378,530	1,153,643	1,171,209	9,715	1,180,924	3
Total	$31,869,682	$14,105,251	$14,234,843	$9,715	$14,244,558
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$945,168	1.0% - 15.0% (5.8%)	—% - 25.0% (10.3%)	—% - 12.0% (0.9%)	—% - 100.0% (13.9%)
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

Residential Mortgage Loans Valuation

New Residential, through its Mortgage Company, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy.

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired	$1,713,662	2.2% - 7.5% (3.7%)	1.7% - 18.6% (11.3%)	—% - 16.7% (1.2%)	3.1% - 67.2% (37.7%)
Originated	139,742	4.0%	6.0%	3.0%	50.0%
Residential mortgage loans held-for-sale, at fair value	$1,853,404
Residential mortgage loans held-for-investment, at fair value includes residential mortgage loans underlying the SAFT 2013-1 securitization, which are valued using internal pricing models using inputs such as default rates, prepayment speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, New Residential classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$569,933	3.3% - 7.5% (7.2%)	1.7% - 20.0% (9.7%)	0.3% - 16.7% (4.8%)	20.0% - 95.4% (71.5%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing consumer loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans held-for-investment, at fair value	$507,291	(7.5%)	(22.9%)	(4.1%)	(64.0%)

Mortgage Loans Receivable Valuation

Mortgage Loans Receivable, at Fair Value are primarily collateralized by residential real estate. Significant inputs include:

•Market yields implied by transactions of similar or related assets;
•Transaction prices in the underlying collateral;
•Cumulative loss expectations, driven by default rates, home price projections, residential property liquidation timelines; related costs and subsequent recoveries; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Derivative Valuation

New Residential enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. New Residential generally values such derivatives using quotations, similarly to the method of valuation used for New Residential’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the residential mortgage loan origination business, New Residential enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, New Residential enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing IRLCs:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Fair Value	Loan Funding Probability	Fair Value of initial servicing rights (bps)
IRLCs, net	$111,778	0.0% - 100.0% (80.9%)	1.2 - 311.0 (160.1)

Asset-Backed Securities Issued

New Residential and Newrez were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, and SCFT 2020-A, and therefore, New Residential’s Consolidated Balance Sheets include the asset-backed securities issued by the MDST Trusts, SAFT 2013-1, and SCFT 2020-A, respectively. New Residential elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$511,107	1.7% - 7.5% (2.0%)	13.2% - 40.0% (23.4%)	0.3% - 5.4% (4.0%)	20.0% - 95.4% (90.3%)

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

As of December 31, 2021 and 2020, assets measured at fair value on a nonrecurring basis were $130.6 million and $532.1 million, respectively. The $130.6 million of assets at December 31, 2021 include approximately $115.5 million of residential mortgage loans held-for-sale and $15.1 million of REO. The $532.1 million of assets at December 31, 2020 include approximately $504.0 million of residential mortgage loans held-for-sale and $28.1 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the ranges and weighted averages of significant inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2021
Performing	$113,196	3.8% - 7.0% (6.8%)	4.8 - 8.8 (4.9)	4.8% - 7.4% (6.0%)	0.9% - 9.4% (5.9%)	40.9% - 54.7% (45.5%)
Non-performing	2,287	7.5% - 7.5% (7.5%)	4.7 - 4.7 (4.7)	1.7% - 1.7% (1.7%)	16.7% - 16.7% (16.7%)	41.9% - 41.9% (41.9%)
Total/weighted average	$115,483	6.8%	4.9	5.9%	6.1%	45.4%
December 31, 2020
Performing	$129,345	4.8% - 8.5% (6.7%)	3.1 - 9.1 (4.5)	5.1% - 9.9% (8.8%)	0.2% - 7.8% (2.0%)	28.7% - 100.0% (46.2%)
Non-performing	380,542	7.5% - 9.0% (7.5%)	2.9 - 3.8 (3.3)	2.0% - 2.0% (2.0%)	2.9% - 2.9% (2.9%)	8.5% - 30.0% (29.5%)
Total/weighted average	$509,887	7.3%	3.6	3.7%	2.6%	33.7%
(A)Based on the expected timing of the receipt of cash flows.
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2021 consisted of a reversal of valuation allowance of $38.2 million for residential mortgage loans and a reversal of valuation allowance of $4.3 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2020 consisted of an additional valuation allowance of $113.0 million for residential mortgage loans offset by a reversal of prior valuation allowance of $2.7 million for REO.

15. VARIABLE INTEREST ENTITIES

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

Consolidated VIEs

Servicer Advances

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of December 31, 2021. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of residential mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of December 31, 2021, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $70.8 million and $592.5 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

During the third quarter of 2020, New Residential formed several entities that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans (the “NPL/RPL Securitization Trusts”). New Residential determined that these securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the securitizations and 2) significant variable interests in each of the securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the securitizations. As of December 31, 2021, no securitizations remained outstanding.

On October 1, 2019, as a result of New Residential’s acquisition of servicing assets from Ditech and its pre-existing ownership of the equity, New Residential consolidated the MDST Trusts. New Residential’s determination to consolidate the MDST Trusts is a result of its ownership of the equity in these trusts in conjunction with the ability to direct activities that most significantly impact the economic performance of the entities with the acquisition of the servicing by Newrez.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

Caliber Mortgage Participant I, LLC was formed to acquire, receive, participate, hold, release, and dispose of participation interests in certain of Caliber’s residential mortgage loans held for sale (“MLHFS PC”). The Caliber Mortgage Participant I, LLC transfers the MLHFS PC in exchange for cash. Caliber is the primary beneficiary of the VIE and therefore, consolidates the SPE. The transferred MLHFS PC is classified on the Consolidated Balance Sheets as Residential Mortgage Loans, Held-for-Sale, at Fair Value and the related warehouse credit facility liabilities as part of Secured Financing Agreements. Caliber retains the risks and benefits associated with the assets transferred to the SPEs.

Caliber remains the servicer of the underlying residential mortgage loans and has the power to direct the SPE’s activities. Holders of the term notes issued by the Trust can look only to the assets of the Trust for satisfaction of the debt and have no recourse against Caliber.

Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of December 31, 2021, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Servicer Advance Facilities	MSR Financing Facilities	Total
December 31, 2021
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$403,301	$403,301
Servicer advance investments, at fair value	409,475	—	—	—	—	—	409,475
Residential mortgage loans, held-for-investment, at fair value	—	—	93,226	—	—	—	93,226
Residential mortgage loans, held-for-sale	—	—	—	—	—	—	—
Residential mortgage loans, held-for-sale, at fair value	—	—	798,644	—	—	—	798,644
Consumer loans	—	—	—	507,291	—	—	507,291
Cash and cash equivalents	33,777	37,369	2,882	—	—	—	74,028
Restricted cash	2,210	—	171	7,249	—	—	9,630
Servicer advance facilities	—	—	—	—	94,306	—	94,306
Other assets	9	903	2,902	6,851	24,699	332,521	367,885
Total Assets	445,471	38,272	897,825	521,391	119,005	735,822	2,757,786
Liabilities
Secured financing agreements(A)	—	—	24,683	—	—	—	24,683
Secured notes and bonds payable(A)	348,670	—	802,526	458,580	93,145	367,871	2,070,792
Accrued expenses and other liabilities	806	6,588	10,163	862	27,771	134	46,324
Total Liabilities	$349,476	$6,588	$837,372	$459,442	$120,916	$368,005	$2,141,799
December 31, 2020
Assets
Servicer advance investments, at fair value	$522,901	$—	$—	$—	$—	$—	$522,901
Residential mortgage loans, held-for-investment, at fair value	—	—	358,629	—	—	—	358,629
Residential mortgage loans, held-for-sale	—	—	346,250	—	—	—	346,250
Residential mortgage loans, held-for-sale, at fair value	—	—	614,868	—	—	—	614,868
Consumer loans	—	—	—	682,932	—	—	682,932
Cash and cash equivalents	53,012	39,031	—	—	—	—	92,043
Restricted cash	2,808	—	—	8,090	—	—	10,898
Other assets	5	9,151	30,621	9,201	—	—	48,978
Total Assets	578,726	48,182	1,350,368	700,223	—	—	2,677,499
Liabilities
Secured notes and bonds payable(A)	413,701	—	1,034,093	628,759	—	—	2,076,553
Accrued expenses and other liabilities	1,081	9,455	1,661	764	—	—	12,961
Total Liabilities	$414,782	$9,455	$1,035,754	$629,523	$—	$—	$2,089,514
(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Non-Consolidated VIEs

The following table comprises unconsolidated bonds retained pursuant to required risk retention regulations:

	As of and for the Year Ended December 31,
	2021	2020
Residential mortgage loan UPB	$10,752,079	$14,211,351
Weighted average delinquency(A)	4.45%	10.06%
Net credit losses	$130,392	$76,725
Face amount of debt held by third parties(B)	$9,897,879	$12,671,168

Carrying value of bonds retained by New Residential(C)(D)	$927,490	$1,361,624
Cash flows received by New Residential on these bonds	$330,197	$315,939
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by New Residential.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 14 for details on unobservable inputs.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 7), the Shelter JVs, (Note 9) and Consumer Loans (Note 10).

Others’ interests in the equity of New Residential’s consolidated subsidiaries is computed as follows:

	December 31, 2021			December 31, 2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$95,995	$31,684	$83,597	$163,944	$38,727	$96,418
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	50.1%	46.5%
Others’ interest in equity of consolidated subsidiary	$10,251	$15,683	$39,414	$43,882	$19,402	$45,384

Others’ interests in the New Residential’s net income (loss) is computed as follows:

	Year Ended December 31,
	2021			2020			2019
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$(13,937)	$22,839	$51,307	$3,326	$31,188	$77,760	$15,892	$12,717	$69,143
Others’ ownership interest as a percent of total	12.9%	49.5%	46.5%	26.8%	50.1%	46.5%	26.8%	49.0%	46.5%
Others’ interest in net income of consolidated subsidiaries	$(1,800)	$11,298	$23,858	$891	$15,625	$36,158	$4,255	$6,231	$32,151
(A)As a result, New Residential owned 89.3% (since July 2021, see Note 7), 73.2% and 73.2% of the Buyer as of the year ended December 31, 2021, 2020 and 2019, respectively. See Note 13 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
16. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

New Residential’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

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

On November 2, 2020, New Residential announced that its board of directors had authorized the repurchase of up to $100.0 million of its preferred stock, which includes its 7.500% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of New Residential’s shares, trading volume, capital availability, New Residential’s performance and general economic and market conditions. The share repurchase program may be suspended or discontinued at any time. During 2020, the Company repurchased 1.0 million shares at a weighted average price of $7.46 per share. No share repurchases were made for the year ended December 31, 2021.

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

On May 19, 2021, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2021, New Residential issued an aggregate of 178 thousand shares of our common stock at an average price of $11.51 per share, net of fees.

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

In December 2021, New Residential’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2022. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. No share repurchases have been made as of the date of issuance of these Consolidated Financial Statements. The share repurchase programs may be suspended or discontinued at any time.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The table below summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2021	2020	2021	2020	Issuance Discount	Carrying Value(B)	2021	2020	2019
Series A, 7.50% issued July 2019(C)	$6,210	$6,210	$155,250	$155,250	3.15%	$150,026	$1.88	$1.88	$1.16
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	282,500	3.15%	273,418	1.78	1.78	0.89
Series C, 6.375% issued February 2020(C)	16,100	16,100	402,500	402,500	3.15%	389,548	1.59	1.60	—
Series D, 7.00% issued September 2021(D)	18,600	—	465,000	—	3.15%	449,489	0.72	—	—
Total	$52,210	$33,610	$1,305,250	$840,250		$1,262,481	$5.97	$5.26	$2.05
(A)Each series has a liquidation preference of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On December 15, 2021, New Residential’s board of directors declared fourth quarter 2021 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.44 per share of Preferred Series D or approximately $2.9 million, $5.0 million, $6.4 million, and $8.1 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 25, 2019	April 2019	$0.50	$207.7
June 18, 2019	July 2019	0.50	207.8
September 23, 2019	October 2019	0.50	207.8
December 16, 2019	January 2020	0.50	207.8
March 31, 2020	April 2020	0.05	20.8
June 22, 2020	July 2020	0.10	41.6
September 23, 2020	October 2020	0.15	62.4
December 16, 2020	January 2021	0.20	82.9
March 24, 2021	April 2021	0.20	82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6
December 15, 2021	January 2022	0.25	116.7

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2021.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
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

The table below summarizes the 2020 Warrants:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants - December 31, 2020	43.4	$6.79
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants - December 31, 2021	43.4	$6.49	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

New Residential has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to the Manager, and to the directors, officers, employees, service providers, consultants and advisor of the Manager who perform services for New Residential, and to New Residential’s directors, officers, service providers, consultants and advisors. New Residential initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of New Residential’s common stock equal to 10% of the number of shares of common stock newly issued by New Residential during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). No adjustment was made on January 1, 2014. Increases of 5,190,335, 9,739 and 4,600,000 were made on January 1, 2022, 2021 and 2020, respectively. New Residential’s board of directors may also determine to issue options to the Manager that are not subject to the Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Upon joining the board, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 7,000 shares of common stock. The fair value of such options was not material at the date of grant.

The following table summarizes outstanding options for the periods presented:

	December 31,
	2021	2020
Held by the Manager	19,877,843	11,991,622
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	1,594,147	2,430,033
Issued to the independent directors	7,000	7,000
Total	21,478,990	14,428,655

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes outstanding options as of December 31, 2021. The last sales price on the New York Stock Exchange for New Residential’s common stock for the year ended December 31, 2021 was $10.71 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2021	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2021
Directors	Various	7,000	7,000	$13.08	$—
Manager(C)	2017	1,130,916	1,130,916	13.78	—
Manager(C)	2018	5,320,000	5,320,000	16.50	—
Manager(C)	2019	6,351,000	6,000,800	15.93	—
Manager(C)	2020	1,619,739	1,187,809	17.23	—
Manager(C)	2021	7,050,335	1,565,928	10.19	810
Outstanding		21,478,990	15,212,453	14.17
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2019	$14.96 to $16.50	1,270,200
2020	$16.84 to $17.23	323,947
2021	$10.10 to $11.51	—
Total		1,594,147

The following table summarizes activity related to outstanding options for the periods presented:

	Amount	Weighted Average Exercise Price
Outstanding options - December 31, 2019	12,808,916
Granted	1,619,739	$17.41
Exercised	—	—
Expired	—	—
Outstanding options - December 31, 2020	14,428,655
Granted	7,051,335	10.31
Exercised	—	—
Expired	(1,000)	12.36
Outstanding options - December 31, 2021	21,478,990	See table above

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$805,582	$(1,357,684)	$605,933
Noncontrolling interests in income of consolidated subsidiaries	33,356	52,674	42,637
Dividends on preferred stock	66,744	54,295	13,281
Net income (loss) attributable to common stockholders	$705,482	$(1,464,653)	$550,015

Basic weighted average shares of common stock outstanding	451,276,742	415,513,187	408,789,642
Dilutive effect of stock options and common stock purchase warrants(A)	16,388,264	—	200,465
Diluted weighted average shares of common stock outstanding	467,665,006	415,513,187	408,990,107

Basic earnings per share attributable to common stockholders	$1.56	$(3.52)	$1.35
Diluted earnings per share attributable to common stockholders	$1.51	$(3.52)	$1.34
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options and common stock purchase warrants	—	7,328,961	—

Noncontrolling Interests

Noncontrolling interests is comprised of the interests held by third parties in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 7), Shelter JVs (Note 9) and Consumer Loans (Note 10).

17. COMMITMENTS AND CONTINGENCIES

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

New Residential is, from time to time, subject to inquiries by government entities. New Residential currently does not believe any of these inquiries would result in a material adverse effect on its business.

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

Capital Commitments — As of December 31, 2021, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 7 for MSR investment commitments):

•MSRs and Servicer Advance Investments — New Residential and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, New

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Residential’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 6 and 7 for discussion on New Residential’s MSRs and Servicer Advance Investments, respectively.

•Mortgage Origination Reserves — The Mortgage Company currently originates, or has in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while the Mortgage Company generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, the Mortgage Company makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, the Mortgage Company generally has an obligation to cure the breach. If the Mortgage Company is unable to cure the breach, the purchaser may require the Mortgage Company, as applicable, to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2021, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $36.5 million and $1.8 billion, respectively. See Notes 6 and 9 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Origination Unfunded Commitments — As of December 31, 2021, the Mortgage Company was committed to fund approximately $10.7 billion of residential mortgage loans and had no forward loan sale commitments.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $244.1 million of unfunded and available revolving credit privileges as of December 31, 2021. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $539.4 million of additional advances on existing mortgage loans as of December 31, 2021. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

Leases — New Residential, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the year ended December 31, 2021, 2020 and 2019 totaled $26.1 million, $13.5 million and $10.3 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of December 31, 2021, future commitments under the non-cancelable leases are as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Year Ending	Amount
2022	$42,018
2023	31,169
2024	23,881
2025	18,470
2026	10,933
2027 and thereafter	34,661
Total remaining undiscounted lease payments	161,132
Less: imputed interest	18,512
Total remaining discounted lease payments	$142,620

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.2 million due in the future periods.

Other information related to operating leases is summarized below:

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	5.5	3.2
Weighted-average discount rate	4.1%	4.5%

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At December 31, 2021, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 13.

18. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 13 and 16 to the Consolidated Financial Statements for further details.

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of December 31, 2021, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $174.6 million and $54.1 million, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Due to affiliates consists of the following:

	December 31,
	2021	2020
Management fees	$95,926	$89,134
Expense reimbursements and other	500	500
Total	$96,426	$89,634

Affiliate expenses and fees consists of the following:

	Year Ended December 31,
	2021	2020	2019
Management fees	$17,188	$7,478	$7,076
Incentive compensation	—	—	91,892
Expense reimbursements(A)	631	1,972	4,914
Total	$17,819	$9,450	$103,882
(A)    Included in General and Administrative expenses in the Consolidated Statements of Income.

See Note 5 regarding co-investments with Fortress-managed funds.

See Note 16 regarding options granted to the Manager.

19. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$5,556	$(2,197)	$148
State and Local	1,470	4,084	3,411
Total Current Income Tax Expense (Benefit)	7,026	1,887	3,559
Deferred:
Federal	130,696	17,516	28,939
State and Local	20,504	(2,487)	9,268
Total Deferred Income Tax Expense (Benefit)	151,200	15,029	38,207
Total Income Tax (Benefit) Expense	$158,226	$16,916	$41,766

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

The increase in income tax expense for the year ended December 31, 2021 is primarily driven by current and deferred tax expense resulting from changes in the fair value of loans, MSRs, and swaps held within taxable entities as well as income generated by the servicing and origination business segments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The decrease in income tax expense for the year ended December 31, 2020 is primarily driven by deferred tax benefits resulting from changes in the fair value of loans and MSRs during the first quarter of 2020, offset by deferred and current tax expense generated from income in the servicing an origination business segments.

The difference between New Residential’s reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2021	2020	2019
Provision at the statutory rate	21.00%	21.00%	21.00%
Non-taxable REIT income	(7.38)%	(26.44)%	(16.26)%
State and local taxes	3.86%	3.70%	2.36%
Return to provision	(1.10)%	0.12%	0.57%
Other	0.04%	0.45%	0.09%
Total provision	16.42%	(1.17)%	7.76%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses and tax credit carryforwards(A)	$76,642	$5,636
Basis differences related to assets and investments	85,104	18,868
Goodwill	30,485	—
Accrued Expenses	20,171	—
Other	4,632	705
Total deferred tax assets	217,034	25,209
Less valuation allowance	—	—
Net deferred tax assets	$217,034	$25,209

Deferred tax liabilities:
Mortgage servicing rights	$(594,801)	$(16,189)
Basis differences related to assets and investments	(21,672)	(12,539)
Fixed asset depreciation	(14,495)	(1,231)
Unrealized mark to market	(26,021)	—
Other	(735)	(3,109)
Total deferred tax (liability)	$(657,724)	$(33,068)

Net deferred tax assets (liability)	$(440,690)	$(7,859)
(A)As of December 31, 2021, New Residential’s TRSs had approximately $266.8 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $33.8 million of federal net operating losses are subject to an annual Internal Revenue Code Section 382 limitation. The federal and state net operating loss carryforwards will begin to expire between 2034 and 2040. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, New Residential considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2021, the Company believes it is more likely than not that it will fully realize its deferred tax assets.

New Residential and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, New Residential is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2018. New Residential recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2021, New Residential has no material uncertainties to be recognized. New Residential does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2021(A)	$0.50	58.84%	—%	41.16%
2020(B)	$0.62	78.01%	—%	21.99%
2019(C)	$1.87	77.53%	15.82%	6.65%
(A)The entire $0.25 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(B)The entire $0.20 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.
(C)The entire $0.50 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2021(A)	$1.88	100%	—%	—%
2020(B)	$1.88	100%	—%	—%
(A)The entire $0.47 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(B)The entire $0.47 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.
Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2021(A)	$1.78	100%	—%	—%
2020(B)	$1.78	100%	—%	—%
(A)The entire $0.45 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(B)The entire $0.45 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series C Preferred stock distributions were as follows:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2021(A)	$1.59	100%	—%	—%
2020(B)	$1.20	100%	—%	—%
(A)The entire $0.40 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(B)The entire $0.40 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series D Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-term Capital Gain	Return of Capital
2021(A)	$0.28	100%	—%	—%
(A)The entire $0.28 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

20. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2021 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Caliber Home Loans, Inc. and Genesis Capital LLC, which the Company acquired on August 23, 2021 and December 20, 2021, respectively, as discussed in Note 3, Business Acquisitions, of the Notes to the Consolidated Financial Statements. The Company has included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Total revenue and net income subject to Caliber Home Loan, Inc.’s internal control over financial reporting represented 18.2% and 3.2% of the Company’s consolidated total revenues and net income, respectively, for the year ended December 31, 2021. Total assets and net assets subject to Caliber Home Loan, Inc.’s internal control over financial reporting represented approximately 22.7% and 20.3% of the Company’s consolidated total assets and net assets, respectively, as of December 31, 2021. In regard to the acquisition of Genesis Capital LLC, As discussed in Note 3, the Company is currently evaluating the purchase price allocation. Total revenue and net income subject to Genesis Capital LLC’s internal control over financial reporting is not material given the short period of time between the acquisition date and year end. Total assets and net assets subject to Genesis Capital LLC’s internal control over financial reporting is estimated to be 4.2% and 6.3% of the Company’s consolidated total assets and net assets, respectively, as of December 31, 2021.

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

Except for the Genesis acquisition as discussed above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2021 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

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
See “Consolidated Financial Statements.”
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

2.24	Stock Purchase Agreement, dated April 14, 2021, by and between LSF Pickens Holdings, LLC, Caliber Home Loans, Inc., and New Residential Investment Corp. (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 14, 2021)
3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of New Residential Investment Corp. (incorporated by reference to Exhibit 3.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.5	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

3.6	Certificate of Designations of New Residential Investment Corp., designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)
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

4.25	Description of Securities Registered under Section 12 of the Exchange Act

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Portions of this exhibit have been omitted.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
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

February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 16, 2022		February 16, 2022

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 16, 2022		February 16, 2022

By:	/s/ Pamela F. Lenehan	By:	/s/ Andrew Sloves
Pamela F. Lenehan		Andrew Sloves
Director		Director
February 16, 2022		February 16, 2022

By:	/s/ Robert J. McGinnis	By:	/s/ Patrice M. Le Melle
Robert J. McGinnis		Patrice M. Le Melle
Director		Director
February 16, 2022		February 16, 2022