Form 10-Q
period 2022-03-31
New Residential Investment Corp.
filed 2022-05-06
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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
Common stock, $0.01 par value per share: 466,786,526 shares outstanding as of April 29, 2022.

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

NEW RESIDENTIAL INVESTMENT CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Excess mortgage servicing rights, at fair value	$341,187	$344,947
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	7,964,465	6,858,803
Servicer advance investments, at fair value(A)	390,770	421,807
Real estate and other securities	9,509,930	9,396,539
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	1,009,459	1,077,224
Residential mortgage loans, held-for-sale ($7,076,916 and $11,214,924 at fair value, respectively)	7,202,475	11,347,845
Single-family rental properties, held-for-investment	814,871	579,607
Mortgage loans receivable, at fair value(A)	1,670,415	1,515,762
Residential mortgage loans subject to repurchase(B)	1,700,426	1,787,314
Cash and cash equivalents(A)	1,671,177	1,332,575
Restricted cash(A)	295,037	195,867
Servicer advances receivable(A)	2,652,210	2,855,148
Other assets(A)	2,646,125	2,028,752
	$37,868,547	$39,742,190
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$17,281,873	$20,592,884
Secured notes and bonds payable ($762,421 and $511,107 at fair value, respectively)(A)	9,279,595	8,644,810
Residential mortgage loan repurchase liability(B)	1,700,426	1,787,314
Unsecured senior notes, net of issuance costs	543,728	543,293
Due to affiliates	9,932	17,819
Dividends payable	127,895	127,922
Accrued expenses and other liabilities(A)	1,740,386	1,358,768
	30,683,835	33,072,810
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,038,000 and 52,210,000 issued and outstanding, $1,300,959 and $1,305,250 aggregate liquidation preference, respectively	1,258,667	1,262,481
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,786,526 and 466,758,266 issued and outstanding, respectively	4,669	4,669
Additional paid-in capital	6,059,981	6,059,671
Retained earnings (accumulated deficit)	(267,878)	(813,042)
Accumulated other comprehensive income	67,195	90,253
Total New Residential stockholders’ equity	7,122,634	6,604,032
Noncontrolling interests in equity of consolidated subsidiaries(A)	62,078	65,348
Total equity	7,184,712	6,669,380
	$37,868,547	$39,742,190
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (New Residential). As of March 31, 2022, and December 31, 2021, total assets of consolidated VIEs were $3.2 billion and $2.8 billion, respectively, and total liabilities of consolidated VIEs were $2.6 billion and $2.1 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$456,400	$348,284
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(200,325) and $(339,670), respectively)	575,393	192,274
Servicing revenue, net	1,031,793	540,558
Interest income	225,413	200,947
Gain on originated residential mortgage loans, held-for-sale, net	471,996	403,448
	1,729,202	1,144,953
Expenses
Interest expense and warehouse line fees	138,833	118,905
General and administrative	246,238	163,861
Compensation and benefits	392,619	198,644
Management fee to affiliate	25,189	22,162
	802,879	503,572
Other Income (Loss)
Change in fair value of investments	(147,119)	(239,788)
Gain (loss) on settlement of investments, net	61,184	(11,992)
Other income (loss), net	56,072	(9,613)
	(29,863)	(261,393)
Impairment
Provision (reversal) for credit losses on securities	711	(894)
Valuation and credit loss provision (reversal) on loans and real estate owned	3,029	(18,713)
	3,740	(19,607)
Income Before Income Taxes	892,720	399,595
Income tax expense	202,789	98,259
Net Income	$689,931	$301,336
Noncontrolling interests in income of consolidated subsidiaries	5,609	9,394
Dividends on preferred stock	22,461	14,358
Net Income Attributable to Common Stockholders	$661,861	$277,584

Net Income Per Share of Common Stock
Basic	$1.42	$0.67
Diluted	$1.37	$0.65
Weighted Average Number of Shares of Common Stock Outstanding
Basic	466,785,584	414,795,505
Diluted	484,425,066	429,491,379

Dividends Declared per Share of Common Stock	$0.25	$0.20

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$689,931	$301,336
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(23,058)	8,565
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	(1,877)
Comprehensive income	666,873	308,024
Comprehensive income attributable to noncontrolling interests	5,609	9,394
Dividends on preferred stock	22,461	14,358
Comprehensive income attributable to common stockholders	$638,803	$284,272

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,697)	—	(116,697)	—	(116,697)
Dividends declared on preferred stock	—	—	—	—	—	(22,461)	—	(22,461)	—	(22,461)
Capital distributions	—	—	—	—	—	—	—	—	(8,879)	(8,879)
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—	—	(3,814)	—	(3,814)
Director share grants	—	—	28,260	—	310	—	—	310	—	310
Comprehensive income (loss)
Net income	—	—	—	—	—	684,322	—	684,322	5,609	689,931
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(23,058)	(23,058)	—	(23,058)
Total comprehensive income (loss)								661,264	5,609	666,873
Balance at March 31, 2022	52,038,342	$1,258,667	466,786,526	$4,669	$6,059,981	$(267,878)	$67,195	$7,122,634	$62,078	$7,184,712

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.20 per share	—	—	—	—	—	(82,959)	—	(82,959)	—	(82,959)
Dividends declared on preferred stock	—	—	—	—	—	(14,358)	—	(14,358)	—	(14,358)
Capital distributions	—	—	—	—	—	—	—	—	(19,078)	(19,078)
Director share grants	—	—	52,745	1	499	—	—	500	—	500
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	291,942	—	291,942	9,394	301,336
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	8,565	8,565	—	8,565
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(1,877)	(1,877)	—	(1,877)
Total comprehensive income (loss)								298,630	9,394	308,024
Balance at March 31, 2021	33,610,000	$812,992	414,797,263	$4,149	$5,547,607	$(914,304)	$72,385	$5,522,829	$98,984	$5,621,813

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$689,931	$301,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of Excess MSRs	927	1,453
Change in fair value of servicer advance investments	483	371
Change in fair value of residential mortgage loans, at fair value	106,920	(60,174)
Change in fair value of secured notes and bonds payable	(7,194)	4,422
(Gain) loss on settlement of investments, net	(61,184)	11,986
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(471,996)	(403,448)
(Gain) loss on extinguishment of debt	—	6
Change in fair value of derivative instruments	(574,697)	(206,205)
Change in fair value of real estate and other securities	605,295	498,339
Change in fair value of consumer loans	13,733	6,004
Change in fair value of equity investments	(256)	2,783
Change in fair value of mortgage loans receivable	(5,542)	—
(Gain) loss on transfer of loans to REO	(2,944)	(1,321)
Accretion and other amortization	(15,095)	(26,034)
Depreciation of fixed assets	4,083	371
Provision for credit losses on securities	711	(894)
Valuation and credit loss provision on loans and real estate owned	3,029	(18,713)
Non-cash portions of servicing revenue, net	(645,018)	(217,911)
Non-cash directors’ compensation	310	500
Deferred tax provision	201,354	85,231
Changes in:
Servicer advances receivable, net	202,938	107,229
Other assets	(273,165)	(29,511)
Due to affiliates	(7,887)	(628)
Accrued expenses and other liabilities	285,517	(93,307)
Other operating cash flows:
Interest and distributions received from Excess MSRs	13,171	12,515
Interest received from servicer advance investments	2,389	2,630
Interest received from Non-Agency RMBS	23,399	28,057
Interest received from residential mortgage loans, held-for-investment	—	864
Interest received from PCD consumer loans, held-for-investment	2,762	—
Purchases of residential mortgage loans, held-for-sale	(2,303,775)	(2,090,474)
Origination of residential mortgage loans, held-for-sale	(26,607,748)	(26,971,254)
Origination of mortgage loans receivable	(535,221)	—
Proceeds from sales of purchased and originated residential mortgage loans, held-for-sale	32,717,314	28,463,406
Principal repayments from purchased residential mortgage loans, held-for-sale	170,583	97,023
Principal repayments from mortgage loans receivable	357,025	—
Net cash provided by (used in) operating activities	3,890,152	(495,348)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Investing Activities

Purchase of servicer advance investments	(257,807)	(332,750)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(655)	(7,119)
Purchase of Agency RMBS	(1,004,458)	(4,203,105)
Purchase of Non-Agency RMBS	(2,025)	—
Purchase of residential mortgage loans	(7,182)	—
Purchase of real estate owned and other assets	—	(2,516)
Purchase of SFR properties	(239,347)	(72,379)
Draws on revolving consumer loans	(7,163)	(7,147)
Payments for settlement of derivatives	(11,626)	(7,272)
Return of investments in Excess MSRs	2,680	6,333
Principal repayments from servicer advance investments	290,128	357,060
Principal repayments from Agency RMBS	318,839	660,105
Principal repayments from Non-Agency RMBS	36,189	37,798
Principal repayments from residential mortgage loans	24,121	24,029
Principal repayments from consumer loans	39,935	52,582
Principal repayments from MSRs and MSR financing receivables	703	638
Proceeds from sale of MSRs	454	2,992
Proceeds from sale of Agency RMBS	—	2,513,920
Proceeds from sale of Non-Agency RMBS	—	156,176
Proceeds from settlement of derivatives	77,062	3,749
Proceeds from sale of real estate owned	3,832	18,416
Net cash provided by (used in) investing activities	(736,320)	(798,490)
Continued on next page.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Financing Activities
Repayments of secured financing agreements	(9,638,525)	(20,311,180)
Repayments of warehouse credit facilities	(33,378,329)	(27,461,425)
Margin deposits under repurchase agreements and derivatives	(1,241,285)	(1,701,769)
Repayments of secured notes and bonds payable	(1,047,972)	(1,952,039)
Deferred financing fees	(4,472)	(118)
Common stock dividends paid	(116,690)	(82,949)
Preferred stock dividend paid	(22,495)	(14,358)
Borrowings under secured financing agreements	10,081,997	21,192,890
Borrowings under warehouse credit facilities	29,622,712	28,551,939
Return of margin deposits under repurchase agreements and derivatives	1,378,703	1,777,057
Borrowings under secured notes and bonds payable	1,675,265	1,408,913
Repurchase of preferred stock	(3,814)	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(8,879)	(19,078)
Payment of contingent consideration	(12,276)	—
Net cash provided by (used in) financing activities	(2,716,060)	1,387,883

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	437,772	94,045

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$1,528,442	$1,080,473

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,966,214	$1,174,518

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	132,817	129,490
Cash paid during the period for income taxes	36	134
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common dividends declared but not paid	116,697	82,959
Preferred dividends declared but not paid	22,460	14,358
Transfer from residential mortgage loans to real estate owned and other assets	(2,034)	8,299
Real estate securities retained from loan securitizations	113,695	38,470
Residential mortgage loans subject to repurchase	1,700,426	1,493,449

See Notes to Consolidated Financial Statements.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    ORGANIZATION

New Residential Investment Corp. (together with its subsidiaries, “New Residential,” or “the Company”) is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. New Residential is an independent publicly traded REIT primarily focused on investing in residential mortgage related assets and is listed on the New York Stock Exchange (“NYSE”) under the symbol “NRZ.” New Residential’s investment portfolio is composed of mortgage servicing related assets (full and excess MSRs and servicer advances), residential securities (and associated call rights), properties (including single family rental) and loans, mortgage loans, and consumer loans. New Residential’s investments in operating entities include leading origination and servicing platforms through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber”) (together with Newrez, “Mortgage Company”), and Genesis Capital LLC (“Genesis”), as well as investments in affiliated businesses that provide mortgage related services.

New Residential has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, New Residential will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 24, Income Taxes, for additional information regarding New Residential’s taxable REIT subsidiaries.

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

New Residential has entered into a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides a management team and other professionals who are responsible for implementing New Residential’s business strategy, subject to the supervision of New Residential’s board of directors. For its services, the Manager is entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. See Note 23 for additional information.

As of March 31, 2022, New Residential conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, as of March 31, 2022. In addition, Fortress, through its affiliates, held options and warrants relating to approximately 18.5 million and 22.6 million shares, respectively, of New Residential’s common stock as of March 31, 2022.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of New Residential’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The Consolidated Financial Statements include the accounts of New Residential and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. New Residential consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which New Residential is determined to be the primary beneficiary. For entities over which New Residential exercises significant influence, but which do not meet the requirements for consolidation, New Residential uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain other prior period amounts in New Residential’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Risks and Uncertainties — In the normal course of business, New Residential encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on New Residential’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying New Residential’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information, New Residential believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of New Residential’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying New Residential’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, New Residential’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

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

Recent Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and a portion of the Company’s borrower loan agreements incorporate LIBOR as the referenced rate. Some of these debt facilities and borrower loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. In preparation for the phase-out of LIBOR, the

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Company has adopted and implemented the Secured Overnight Financing Rate (“SOFR”) index for its Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, the Company adopted the allowable contract modification relief optional expedient and has begun amending terms to transition to an alternative benchmark. For the period ended March 31, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Topic 815). The standard simplifies the accounting for convertible instruments by reducing the number of accounting models. A convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The standard also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-16 was effective for New Residential beginning on January 1, 2022. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

In March 2022, the FASB issued ASU 2022-01, Derivative and Hedging (Topic 815): Fair Value Hedging–Portfolio Layer Method. The standard clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. The new standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

3.    SEGMENT REPORTING

At March 31, 2022, New Residential’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation related to the Management Agreement, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for New Residential as a whole:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended March 31, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(653)	$349,058	$107,995	$456,400	$—	$—	$—	$—	$—	$456,400
Change in fair value of MSRs and MSR financing receivables	—	497,317	78,076	575,393	—	—	—	—	—	575,393
Servicing revenue, net	(653)	846,375	186,071	1,031,793	—	—	—	—	—	1,031,793
Interest income	55,371	11,353	15,702	82,426	56,349	26,989	18,933	34,277	6,439	225,413
Gain on originated residential mortgage loans, held-for-sale, net	407,269	61,762	—	471,430	—	566	—	—	—	471,996
Total revenues	461,987	919,490	201,773	1,585,649	56,349	27,555	18,933	34,277	6,439	1,729,202
Interest expense	29,435	33,706	26,365	89,506	9,029	20,868	2,262	6,969	10,199	138,833
G&A and other	408,758	124,780	56,010	589,548	772	23,434	2,254	16,408	31,630	664,046
Total operating expenses	438,193	158,486	82,375	679,054	9,801	44,302	4,516	23,377	41,829	802,879
Change in fair value of investments	—	(32)	(1,409)	(1,441)	(125,949)	(32,748)	(13,733)	26,752	—	(147,119)
Gain (loss) on settlement of investments, net	—	(315)	(2,199)	(2,514)	49,420	44,912	—	(30,634)	—	61,184
Other income (loss), net	2,095	881	28,943	31,919	(1,889)	17,345	8,772	—	(75)	56,072
Total other income (loss)	2,095	534	25,335	27,964	(78,418)	29,509	(4,961)	(3,882)	(75)	(29,863)
Impairment	—	—	—	—	711	3,029	—	—	—	3,740
Income (loss) before income taxes	25,889	761,538	144,733	934,559	(32,581)	9,733	9,456	7,018	(35,465)	892,720
Income tax expense (benefit)	6,516	161,116	31,463	199,095	—	3,657	37	—	—	202,789
Net income (loss)	19,373	600,422	113,270	735,464	(32,581)	6,076	9,419	7,018	(35,465)	689,931
Noncontrolling interests in income (loss) of consolidated subsidiaries	407	—	228	635	—	—	4,974	—	—	5,609
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,461	22,461
Net income (loss) attributable to common stockholders	$18,966	$600,422	$113,042	$734,829	$(32,581)	$6,076	$4,445	$7,018	$(57,926)	$661,861
(A)Includes elimination of intercompany transactions of $2.4 million primarily related to loan sales.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
March 31, 2022
Investments	$4,967,437	$6,666,098	$2,835,711	$14,469,246	$9,509,930	$2,791,926	$462,055	$1,670,415	$—	$28,903,572
Cash and cash equivalents	609,337	278,059	269,187	1,156,583	301,454	2,900	29,702	39,048	141,490	1,671,177
Restricted cash	47,166	68,090	62,224	177,480	11,308	1,591	23,734	80,612	312	295,037
Other assets	869,977	2,671,819	2,143,253	5,685,049	713,256	165,379	35,702	113,293	200,883	6,913,562
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$6,505,753	$9,696,606	$5,315,467	$21,517,826	$10,535,948	$2,961,796	$551,193	$1,959,099	$342,685	$37,868,547
Debt	$4,795,869	$4,621,279	$3,433,522	$12,850,670	$9,485,486	$2,331,373	$413,881	$1,413,739	$610,047	$27,105,196
Other liabilities	503,738	2,201,283	364,851	3,069,872	7,346	310,112	973	26,615	163,721	3,578,639
Total liabilities	5,299,607	6,822,562	3,798,373	15,920,542	9,492,832	2,641,485	414,854	1,440,354	773,768	30,683,835
Total equity	1,206,146	2,874,044	1,517,094	5,597,284	1,043,116	320,311	136,339	518,745	(431,083)	7,184,712
Noncontrolling interests in equity of consolidated subsidiaries	13,334	—	9,999	23,333	—	—	38,745	—	—	62,078
Total New Residential stockholders’ equity	$1,192,812	$2,874,044	$1,507,095	$5,573,951	$1,043,116	$320,311	$97,594	$518,745	$(431,083)	$7,122,634
Investments in equity method investees	$—	$—	$93,129	$93,129	$—	$—	$—	$—	$—	$93,129

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended March 31, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(8,110)	$219,553	$136,841	$348,284	$—	$—	$—	$—	$—	$348,284
Change in fair value of MSRs and MSR financing receivables	—	147,351	44,923	192,274	—	—	—	—	—	192,274
Servicing revenue, net	(8,110)	366,904	181,764	540,558	—	—	—	—	—	540,558
Interest income	22,852	4,873	21,584	49,309	89,850	36,322	25,466	—	—	200,947
Gain on originated residential mortgage loans, held-for-sale, net	384,423	12,017	(8,031)	376,902	13,398	13,148	—	—	—	403,448
Total revenues	399,165	383,794	195,317	966,769	103,248	49,470	25,466	—	—	1,144,953
Interest expense	18,063	23,100	28,802	69,965	15,720	21,276	3,018	—	8,926	118,905
G&A and other	189,926	90,607	55,121	335,654	1,156	17,686	3,036	—	27,135	384,667
Total operating expenses	207,989	113,707	83,923	405,619	16,876	38,962	6,054	—	36,061	503,572
Change in fair value of investments	—	—	(1,824)	(1,824)	(292,134)	60,174	(6,004)	—	—	(239,788)
Gain (loss) on settlement of investments, net	—	(665)	(12,412)	(13,077)	(28,356)	29,441	—	—	—	(11,992)
Other income (loss), net	59	1,092	7,384	8,535	(1,686)	(13,626)	(2,207)	—	(629)	(9,613)
Total other income (loss)	59	427	(6,852)	(6,366)	(322,176)	75,989	(8,211)	—	(629)	(261,393)
Impairment	—	—	—	—	(894)	(18,713)	—	—	—	(19,607)
Income (loss) before income taxes	191,235	270,514	104,542	554,784	(234,910)	105,210	11,201	—	(36,690)	399,595
Income tax expense (benefit)	36,386	33,674	12,837	82,897	—	15,303	59	—	—	98,259
Net income (loss)	154,849	236,840	91,705	471,887	(234,910)	89,907	11,142	—	(36,690)	301,336
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,525	—	1,308	4,833	—	—	4,561	—	—	9,394
Dividends on preferred stock	—	—	—	—	—	—	—	—	14,358	14,358
Net income (loss) attributable to common stockholders	$151,324	$236,840	$90,397	$467,054	$(234,910)	$89,907	$6,581	$—	$(51,048)	$277,584
(A)Includes elimination of intercompany transactions of $11.5 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended March 31,
	2022	2021
Base servicing
MSR assets	$281,110	$152,478
Residential whole loans	3,389	1,077
Third party	23,653	27,112
	308,152	180,667
Other fees
Ancillary and other fees(A)	40,906	38,886

Change in fair value due to:
Realization of cash flows	(133,276)	(209,269)
Change in valuation inputs and assumptions and other	630,593	356,620
Total servicing fees	$846,375	$366,904

Servicing data - unpaid principal balance (“UPB”) (period end) (in millions)
UPB - MSR assets	$398,730	$222,235
UPB - Residential whole loans	11,982	7,739
UPB - Third party	86,179	74,613
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

The table below summarizes the components of Excess MSRs as presented on the Consolidated Balance Sheets:

	March 31, 2022	December 31, 2021
Direct investments in Excess MSRs	$257,388	$259,198
Excess MSR Joint Ventures	83,799	85,749
Excess mortgage servicing rights, at fair value	$341,187	$344,947

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2021	$257,573	$1,625	$259,198
Interest income	13,007	9	13,016
Other income	2	—	2
Proceeds from repayments	(12,113)	(78)	(12,191)
Proceeds from sales	(6)	—	(6)
Change in fair value	(2,645)	14	(2,631)
Balance as of March 31, 2022	$255,818	$1,570	$257,388
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

The following table summarizes direct investments in Excess MSRs:

	March 31, 2022							December 31, 2021
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		New Residential(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$25,430,543	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	6.3	$119,311	$129,667	$131,997
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	29,187,057	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	7.1	95,747	127,721	127,201
Total	$54,617,600				6.7	$215,058	$257,388	$259,198

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
(E)New Residential is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of March 31, 2022 (Note 6) on $19.2 billion UPB underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Three Months Ended March 31,
	2022	2021
Original and Recaptured Pools	$(2,630)	$(4,618)

As of March 31, 2022, a weighted average discount rate of 7.8% was used to value New Residential’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
New Residential entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by New Residential and Fortress-managed funds investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	March 31, 2022	December 31, 2021
Excess MSR	$148,703	$152,383
Other assets	19,581	19,802
Other liabilities	(687)	(687)
Equity	$167,597	$171,498

New Residential’s investment	$83,799	$85,749
New Residential’s percentage ownership	50.0%	50.0%

	Three Months Ended March 31,
	2022	2021
Interest income	$5,667	$9,158
Other income (loss)	(2,252)	(2,820)
Expenses	(8)	(8)
Net income	$3,407	$6,330

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2021	$85,749
Distributions of capital from equity method investees	(3,653)
Change in fair value of investments in equity method investees	1,703
Balance at March 31, 2022	$83,799

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a summary of Excess MSR investments made through equity method investees:

	March 31, 2022
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	New Residential Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$21,831,692	66.7%	50.0%	$111,101	$148,703	6.1
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
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR Financing Receivables:

Balance as of December 31, 2021	$6,858,803
Purchases, net(A)	(48)
Originations(B)	461,452
Proceeds from sales	(760)
Change in fair value due to:
Realization of cash flows(C)	(200,325)
Change in valuation inputs and assumptions	845,037
(Gain) loss realized	306
Balance at March 31, 2022	$7,964,465
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of Servicing Revenue, Net:

	Three Months Ended March 31,
	2022	2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$421,555	$307,691
Ancillary and other fees	34,845	40,593
Servicing fee revenue, net and fees	456,400	348,284
Change in fair value due to:
Realization of cash flows(A)	(200,325)	(339,670)
Change in valuation inputs and assumptions(B)	845,037	541,966
Change in fair value of derivative instruments	7,189	(8,823)
(Gain) loss realized	306	(1,199)
Gain (loss) on settlement of derivative instruments	(76,814)	—
Servicing revenue, net	$1,031,793	$540,558
(A)Includes $1.3 million of fair value adjustment due to realization of cash flows to Excess spread financing for the three months ended March 31, 2021.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(B)Includes $2.1 million of fair value adjustment to Excess spread financing for the three months ended March 31, 2021.

The following table summarizes MSRs and MSR Financing Receivables by type as of March 31, 2022:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$376,795,155	6.7	$5,318,541
Non-Agency	60,341,642	7.6	857,998
Ginnie Mae(C)	111,972,212	6.7	1,787,926
Total	$549,109,009	6.8	$7,964,465
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of March 31, 2022, weighted average discount rates of 7.3% (range 7.0% - 9.0%) were used to value New Residential’s MSRs and MSR Financing Receivables.
(C)As of March 31, 2022, New Residential holds approximately $1.7 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

New Residential, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, New Residential has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, New Residential is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of March 31, 2022, New Residential holds approximately $1.7 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. New Residential may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of March 31, 2022, New Residential holds approximately $1.1 billion of repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of March 31, 2022, with respect to MSRs representing approximately $13.4 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2022	December 31, 2021
California	17.8%	18.1%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.1%	6.0%
Washington	5.7%	5.6%
New Jersey	4.5%	4.5%
Virginia	3.5%	3.4%
Illinois	3.4%	3.4%
Maryland	3.4%	3.4%
Georgia	2.9%	3.0%
Other U.S.	37.9%	37.8%
	100.0%	100.0%

Geographic concentrations of investments expose New Residential to the risk of economic downturns within the relevant states. Any such downturn in a state where New Residential holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for third parties under subservicing agreements. The subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on New Residential’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of March 31, 2022 and 2021 was $86.2 billion and $74.6 billion, respectively. New Residential earned subservicing revenue of $32.5 million and $43.5 million for the three months ended March 31, 2022 and 2021, respectively, related to subserviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in New Residential’s Consolidated Statements of Income. As of March 31, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.9%, 8.9%, 7.5%, 0.9% and 0.3%, respectively, of the MSRs held by New Residential. The remaining 72.5% of the underlying UPB of the related mortgages is subserviced by the Mortgage Company (Note 1 to the Consolidated Financial Statements).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advances Receivable

In connection with New Residential’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The table below summarizes the type of advances included in the Servicer Advances Receivable:

	March 31, 2022	December 31, 2021
Principal and interest advances	$569,109	$562,418
Escrow advances (taxes and insurance advances)	1,410,276	1,523,154
Foreclosure advances	725,247	793,098
Total(A)(B)(C)	$2,704,632	$2,878,670
(A)Includes $506.0 million and $593.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $172.1 million and $212.9 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $52.4 million and $23.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

New Residential’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and New Residential is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by New Residential as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, New Residential has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $37.4 million and $32.1 million for expected non-recovery of advances as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2021	$32,122
Provision	5,328
Transfers and Other	—
Write-offs	(91)
Balance at March 31, 2022	$37,359

See Note 18 regarding the financing of MSRs and Servicer Advances Receivable.

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

A taxable wholly owned subsidiary of New Residential is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 89.3% interest in the Buyer as of December 31, 2021 and March 31, 2022. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related advances. As of March 31, 2022, third-party co-investors, owning the remaining interest in the Buyer, have

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

funded capital commitments to the Buyer of $75.0 million and New Residential has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2022, the noncontrolling third-party co-investors and New Residential had previously funded their commitments; however, the Buyer may recall $71.2 million and $595.4 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following table summarizes Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2022
Servicer Advance Investments	$375,232	$390,770	5.2%	5.5%	7.3
December 31, 2021
Servicer Advance Investments	$405,786	$421,807	5.2%	5.5%	6.9
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
March 31, 2022
Servicer Advance Investments(D)	$19,171,537	$354,566	1.8%	$329,437	92.8%	92.0%	1.2%	1.2%
December 31, 2021
Servicer Advance Investments(D)	$20,314,977	$369,440	1.8%	$356,580	91.4%	90.7%	1.3%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in Servicer Advance Investments:

	March 31, 2022	December 31, 2021
Principal and interest advances	$63,594	$67,014
Escrow advances (taxes and insurance advances)	165,808	174,681
Foreclosure advances	125,164	127,745
Total	$354,566	$369,440

The following table summarizes interest income related to Servicer Advance Investments:

	Three Months Ended March 31,
	2022	2021
Interest income, gross of amounts attributable to servicer compensation	$13,375	$13,961
Amounts attributable to base servicer compensation	(1,480)	(1,156)
Amounts attributable to incentive servicer compensation	(7,739)	(5,993)
Interest income (expense) from servicer advance investments	$4,156	$6,812

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

The following table summarizes Real Estate and Other Securities by designation:

	March 31, 2022										December 31, 2021
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(F)(G)	$87,474	$495	$—	$87,765	1	AAA	3.50%	3.50%	4.4	N/A	$98,367
Non-Agency(H)(I)	2,849,720	73,324	(5,472)	478,364	334	AA	3.33%	3.30%	3.4	26.6%	522,416

RMBS Measured at Fair Value through Net Income (FVO):
Agency(F)(G)	8,991,249	107	(806,137)	8,444,995	42	AAA	2.16%	2.17%	9.2	N/A	8,346,230
Non-Agency(H)(I)	14,232,043	26,059	(59,483)	498,806	310	AA+	2.28%	4.56%	3.4	20.3%	429,526

Total/ Weighted Average	$26,160,486	$99,985	$(871,092)	$9,509,930	687	AAA	2.23%	2.35%	8.6		$9,396,539
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 307 bonds with a carrying value of $349.5 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. New Residential used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third-party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $18.6 million and $2.2 million, respectively, for which no coupon payment is expected.
(D)Based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to New Residential’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Ginnie Mae.
(G)The total outstanding face amount was $9.1 billion for fixed rate securities as of March 31, 2022.
(H)The total outstanding face amount was $9.1 billion (including $8.3 billion of residual and fair value option notional amount) for fixed rate securities and $7.9 billion (including $7.7 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2022.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which New Residential elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans, and (iii) corporate debt.

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$414	$—	$(2)	$412	1	B-	8.3%	8.3%	3.0	N/A
Consumer loan bonds	1,839	1,000	—	2,025	3	N/A	N/A	N/A	0.0	N/A
Fair value option securities:
Interest-only securities	8,186,713	10,355	(40,742)	161,920	124	AA+	1.2%	2.8%	1.9	N/A
Servicing strips	4,820,668	4,475	(9,478)	54,393	59	N/A	1.2%	14.8%	2.5	N/A

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended March 31,
	2022		2021
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$998.2	$2,210.0	$4,027.2	$808.1
Purchase price	1,004.5	115.7	4,203.1	38.5

Sales
Face	$—	$—	$2,414.6	$1,133.6
Amortized cost	—	1.6	2,513.4	157.7
Sale price	—	—	2,522.2	147.9
Gain (loss) on sale	—	(1.6)	8.9	(9.9)

As of March 31, 2022, New Residential had purchased $1.1 million face amount of Non-Agency RMBS for $0.5 million which had not yet been settled. These unsettled purchases were record on the Consolidated Balance Sheets on trade date as Payables for Investments Sold. There were no unsettled trades as of December 31, 2021.

New Residential has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 8 and 23 for further details on these transactions.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of March 31, 2022:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$263,024	$264,297	$(20)	$264,277	$(5,374)	$258,903	118	AAA	3.6%	3.3%	3.5
12 or More Months	18,577	9,617	(4,162)	5,455	(98)	5,357	13	AAA	—%	0.6%	0.5
Total/Weighted Average	$281,601	$273,914	$(4,182)	$269,732	$(5,472)	$264,260	131	AAA	3.6%	3.2%	3.4
(A)Represents credit impairment on securities in an unrealized loss position as of March 31, 2022.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

New Residential performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2022				December 31, 2021
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities New Residential intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities New Residential is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities New Residential has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	4,917	4,917	(4,182)	—	6,581	6,581	(3,471)	—
Non-credit impaired securities	259,343	264,815	—	(5,472)	3,927	4,044	—	(117)
Total debt securities in an unrealized loss position	$264,260	$269,732	$(4,182)	$(5,472)	$10,508	$10,625	$(3,471)	$(117)
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

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities New Residential intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	711	—	711
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at March 31, 2022	$4,182	$—	$4,182

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that New Residential would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2022	$544,516	$211,691
December 31, 2021	512,731	180,890

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2021	$36,093
Additions	7,142
Accretion	(910)
Reclassifications from (to) non-accretable difference	(81)
Disposals	—
Balance at March 31, 2022	$42,244

See Note 18 regarding the financing of Real Estate and Other Securities.

8.    RESIDENTIAL MORTGAGE LOANS

New Residential accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. New Residential, through its Mortgage Company, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on New Residential’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2022, New Residential accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2022					December 31, 2021
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$605,417	$547,404	10,891	7.1%	5.1	$569,933

Acquired performing loans(C)	135,025	122,889	2,705	7.0%	4.7	130,634
Acquired non-performing loans(D)	3,352	2,670	41	7.4%	4.5	2,287
Total residential mortgage loans, held-for-sale, at lower of cost or market	$138,377	$125,559	2,746	7.0%	4.7	$132,921

Acquired performing loans(C)(E)	$1,592,694	$1,550,278	9,535	3.9%	11.7	$2,070,262
Acquired non-performing loans(D)(E)	597,699	559,201	3,278	3.4%	4.9	315,063
Originated loans	4,984,128	4,967,437	8,113	3.8%	27.5	8,829,599
Total residential mortgage loans, held-for-sale, at fair value	$7,174,521	$7,076,916	20,926	3.8%	22.1	$11,214,924

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$7,312,898	$7,202,475				$11,347,845
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
(D)As of March 31, 2022, New Residential has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $725.3 million and $363.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2022	December 31, 2021
California	13.9%	15.7%
Florida	10.1%	10.1%
Texas	7.6%	7.5%
New York	7.1%	7.1%
Washington	6.0%	6.7%
New Jersey	4.0%	3.8%
Georgia	3.7%	3.3%
Virginia	3.1%	3.1%
Maryland	3.0%	3.1%
Illinois	2.8%	2.8%
Other U.S.	38.7%	36.8%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	March 31, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Less than 120	$4,413,616	$4,303,086	$(110,530)	$11,101,345	$11,323,443	$222,098
120+	3,504,699	3,446,793	(57,906)	623,093	594,335	(28,758)
	$7,918,315	$7,749,879	$(168,436)	$11,724,438	$11,917,778	$193,340

Call Rights

New Residential has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, New Residential sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, New Residential received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the three months ended March 31, 2022, New Residential executed calls on a total of 5 trusts and recognized no interest income on securities held in the collapsed trusts and $6.1 million of gain on securitizations accounted for as sales. For the three months ended March 31, 2021, New Residential executed calls on a total of 18 trusts and recognized $2.2 million of interest income on securities held in the collapsed trusts and $12.1 million of gain on securitizations accounted for as sales. Refer to Note 23 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2021	$569,932	$132,921	$11,214,924	$11,917,777
Originations	—	—	26,618,881	26,618,881
Sales	—	(720)	(32,771,297)	(32,772,017)
Purchases/additional fundings	7,183	—	2,303,775	2,310,958
Proceeds from repayments	(22,995)	(4,480)	(166,104)	(193,579)
Transfer of loans to other assets(A)	—	—	(23,014)	(23,014)
Transfer of loans to real estate owned	(762)	955	717	910
Valuation (provision) reversal on loans	—	(3,117)	—	(3,117)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(1,810)	—	(5,054)	(6,864)
Other factors	(4,144)	—	(95,912)	(100,056)
Balance at March 31, 2022	$547,404	$125,559	$7,076,916	$7,749,879
(A)Represents loans for which foreclosure has been completed and for which New Residential has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 13).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans held-for-investment, at fair value	$10,280	$11,060
Loans held-for-sale, at lower of cost or fair value	1,771	9,651
Loans held-for-sale, at fair value	70,309	38,463
Total interest income	82,360	59,174

Interest expense:
Loans held-for-investment, at fair value	7,346	4,811
Loans held-for-sale, at lower of cost or fair value	849	5,806
Loans held-for-sale, at fair value	42,108	28,722
Total interest expense	50,303	39,339

Net interest income	$32,057	$19,835

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

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended March 31,
	2022	2021
Gain on residential mortgage loans originated and sold, net(A)	$(370,421)	$1,087
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	524,823	40,121
MSRs retained on transfer of residential mortgage loans(C)	461,452	255,473
Other(D)	27,701	23,697
Realized gain on sale of originated residential mortgage loans, net	$643,555	$320,378
Change in fair value of residential mortgage loans	(289,997)	(89,963)
Change in fair value of interest rate lock commitments (Note 17)	(127,685)	(234,982)
Change in fair value of derivative instruments (Note 17)	246,123	408,015
Gain on originated residential mortgage loans, held-for-sale, net	$471,996	$403,448
(A)Includes residential mortgage loan origination fees of $252.5 million and $658.3 million for the three months ended March 31, 2022 and 2021, respectively.
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

9.    CONSUMER LOANS

New Residential, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2022, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

The following table summarizes the credit composition of consumer loans:

	Unpaid Principal Balance	Interest in Consumer Loans	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)	Weighted Average Delinquency(B)
March 31, 2022
Performing loans	$331,047	53.5%	$378,152	18.5%	3.2	4.1%
Purchased credit deteriorated loans(C)	83,786	53.5%	83,903	13.6%	3.0	9.0%
Other - performing loans	55	100.0%	—	15.5%	0.3	26.2%
Total consumer loans	$414,888		$462,055	17.5%	3.1	5.1%
December 31, 2021
Performing loans	$358,181	53.5%	$413,377	18.5%	3.2	3.6%
Purchased credit deteriorated loans(C)	91,580	53.5%	93,914	13.8%	3.1	7.7%
Other - performing loans	114	100.0%	—	15.5%	0.3	28.4%
Total consumer loans	$449,875		$507,291	17.5%	3.2	4.5%
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

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	March 31, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 days	$407,368	$453,798	$46,430	$442,481	$499,059	$56,578
90+	7,520	8,257	737	7,394	8,232	838
	$414,888	$462,055	$47,167	$449,875	$507,291	$57,416

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2021	$507,291
Additional fundings(A)	7,163
Proceeds from repayments	(42,672)
Accretion of loan discount and premium amortization, net	4,006
Fair value adjustment due to:
Changes in instrument-specific credit risk	(1,343)
Other factors	(12,390)
Balance at March 31, 2022	$462,055
(A)Represents draws on consumer loans with revolving privileges.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

10. SINGLE-FAMILY RENTAL PROPERTIES

As of March 31, 2022 and December 31, 2021, New Residential’s single-family rental (“SFR”) portfolio consisted of approximately 3,285 and 2,551 properties, respectively. During the three months ended March 31, 2022 and December 31, 2021, New Residential acquired approximately 734 and 669 SFR properties, respectively.

The following table summarizes the net carrying value of investments in SFR properties:

	March 31, 2022	December 31, 2021
Land	$152,475	$109,152
Building	609,898	436,610
Capital improvements	63,391	40,655
Total gross investment in SFR properties	825,764	586,417
Accumulated depreciation	(10,893)	(6,810)
Investment in SFR properties, net	$814,871	$579,607

Depreciation expense for the three months ended March 31, 2022 and 2021 totaled $4.1 million and $0.4 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Income.

As of March 31, 2022 and December 31, 2021, the carrying amount of the SFR properties includes capitalized acquisition costs of $5.1 million and $3.8 million, respectively.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

Balance at December 31, 2021	$579,607
Acquisitions and capital improvements	239,347
Accumulated depreciation	(4,083)
Balance at March 31, 2022	$814,871

New Residential generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

2022	$19,819
2023 and thereafter	5,305
Total	$25,124

See Note 18 regarding the financing of SFR Properties.

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

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of March 31, 2022:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$727,507	43.5%	560	39.4%	8.0%	13.9	76.0% / 65.3%
Bridge	716,039	42.9%	484	34.0%	7.6%	16.6	77.4%
Renovation	226,869	13.6%	379	26.6%	7.8%	12.8	78.3% / 66.2%
	$1,670,415	100.0%	1,423	100.0%	7.8%	14.9
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2021	$1,515,762
Initial loan advances	430,693
Construction holdbacks and draws	104,528
Paydowns and payoffs	(357,025)
Purchased loans premium amortization	(29,085)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	5,542
Balance at March 31, 2022	$1,670,415

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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	March 31, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Under 90 days	$1,650,091	$1,670,415	$20,324	$1,473,894	$1,515,762	$41,868
90+	—	—	—	—	—	—
	$1,650,091	$1,670,415	$20,324	$1,473,894	$1,515,762	$41,868

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of March 31, 2022:

State Concentration	Percentage of Total Loan Commitment
California	58.3%
Washington	11.0%
New York	5.0%
Other U.S.	25.7%
100.0%

See Note 18 regarding the financing of Mortgage Loans Receivable.

12.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

New Residential considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to Ginnie Mae Excess MSRs, and financing of consumer loans as well as real estate securities. Restricted cash also consists of cash the Company has pledged to cover variation margin with its financing and certain derivative counterparties.

The following table summarizes restricted cash balances:

	March 31, 2022	December 31, 2021
MSRs and servicer advances	$62,224	$27,182
Real estate and other securities	11,308	15,342
Consumer loans	23,734	21,961
SFR properties	1,591	2,482
Origination and servicing	115,256	128,588
Mortgage loans receivable(A)	80,612	—
Other	312	312
Total restricted cash	$295,037	$195,867
(A)Primarily relates to cash deposited into the 2022-RTL1 securitization facility, to be used to purchase additional mortgage loans and to fund unfunded commitments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on New Residential’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$1,671,177	$1,038,482
Restricted cash	295,037	136,036
Total cash, cash equivalents and restricted cash	$1,966,214	$1,174,518

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Margin receivable, net(A)	$660,327	$358,041	Margin payable	$240,061	$9,821
Servicing fee receivables	128,389	117,935	Interest payable	36,947	30,931
Principal and interest receivable	101,935	85,084	Accounts payable	217,014	345,901
Equity investments(B)	72,146	81,052	Derivative liabilities (Note 17)	87,150	34,583
Other receivables	223,117	233,342	Accrued compensation and benefits	129,544	201,057
REO	17,783	21,641	Operating lease liabilities (Note 16)	131,446	142,620
Goodwill (Note 15)(C)	85,199	85,199	Deferred tax liability	642,044	440,690
Notes receivable, at fair value(D)	61,509	60,549	Other liabilities	256,180	153,165
Warrants, at fair value	26,308	27,354		$1,740,386	$1,358,768
Property and equipment	51,820	56,617
Intangible assets (Note 15)	142,690	143,133
Prepaid expenses	83,831	115,110
Operating lease right-of-use assets (Note 16)	108,961	117,131
Derivative assets (Note 17)	522,862	138,173
Loans receivable, at fair value(E)	173,667	229,631
Credit facilities receivable(F)	38,452	41,351
Loans in process and settlements in process(G)	68,923	11,681
Other assets	78,206	105,728
	$2,646,125	$2,028,752
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
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis.

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
(E)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Manager (see Note 23). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
(F)Represents cash deposits and collections associated with certain collateral assets which are held by the lender trust until settled each month.
(G)Loans in process represent timing differences in the disbursing of funds and the closing of the loan. Settlements in process represent timing differences in the receipt of funds and settlement of the loan sale.

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

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2021	$21,641
Purchases	14
Transfer of loans to REO	2,002
Sales(A)	(6,037)
Valuation (provision) reversal	163
Balance at March 31, 2022	$17,783
(A)Recognized when control of the property has transferred to the buyer.

As of March 31, 2022, New Residential had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $108.0 million.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2021	$60,549	$229,631	$290,180
Accrued interest paid-in-kind	1,187	2,136	3,323
Proceeds from repayments	—	(57,741)	(57,741)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	(227)	(359)	(586)
Balance at March 31, 2022	$61,509	$173,667	$235,176

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	March 31, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$234,648	$235,176	$528	$289,065	$290,180	$1,115
90+	—	—	—	—	—	—
	$234,648	$235,176	$528	$289,065	$290,180	$1,115

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

14. EXPENSES, CHANGE IN FAIR VALUE OF INVESTMENTS AND OTHER

General and Administrative expenses consists of the following:

	Three Months Ended March 31,
	2022	2021
Legal and professional	$28,586	$18,219
Loan origination	39,901	40,245
Occupancy	29,777	10,350
Subservicing	46,808	48,839
Loan servicing	5,304	5,679
Property and maintenance	23,603	12,130
Other	72,259	28,399
Total general and administrative expenses	$246,238	$163,861

Change in Fair Value of Investments consists of the following:

	Three Months Ended March 31,
	2022	2021
Excess MSRs	$(2,630)	$(4,618)
Excess MSRs, equity method investees	1,703	3,165
Servicer advance investments	(483)	(371)
Real estate and other securities	(605,295)	(498,339)
Residential mortgage loans	(106,920)	60,174
Consumer loans	(13,733)	(6,004)
Mortgage loans receivable	5,542	—
Derivative instruments	574,697	206,205
Total change in fair value of investments	$(147,119)	$(239,788)

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended March 31,
	2022	2021
Gain (loss) on sale of real estate securities	$(1,557)	$(983)
Sale of acquired residential mortgage loans	50,419	30,399
Settlement of derivatives	47,475	(27,373)
Liquidated residential mortgage loans	(29,932)	897
Sale of REO	(2,090)	(3,946)
Extinguishment of debt	—	(6)
Other	(3,131)	(10,980)
Total gain (loss) on settlement of investments, net	$61,184	$(11,992)

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss), Net consists of the following:

	Three Months Ended March 31,
	2022	2021
Unrealized gain (loss) on secured notes and bonds payable	$7,194	$(4,422)
Rental revenue	8,129	5,827
Property and maintenance revenue	34,305	19,906
Other income (loss)	6,444	(30,924)
Total other income (loss), net	$56,072	$(9,613)

Accretion and Other Amortization as reflected on the Consolidated Statements of Cash Flows consists of the following:

	Three Months Ended March 31,
	2022	2021
Accretion of net discount on securities and loans	$5,293	$12,007
Accretion of servicer advances receivable discount and servicer advance investments	4,156	6,848
Accretion of excess mortgage servicing rights income	13,017	12,231
Amortization of deferred financing costs	(6,921)	(4,601)
Amortization of discount on secured notes and bonds payable	—	(1)
Amortization of discount on corporate debt	(450)	(450)
Total accretion and other amortization	$15,095	$26,034

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

15. GOODWILL AND INTANGIBLE ASSETS

As a result of the various acquisitions, New Residential identified intangible assets in the form of licenses, customer relationships, business relationships, and trade names.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Other adjustments	—	—	—	—	—
Balance at March 31, 2022	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	March 31, 2022	December 31, 2021
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 5	99,587	93,241
Trademarks / Trade names	1 to 5	10,259	10,259
		167,795	161,449
Accumulated Amortization
Customer relationships		8,670	6,574
Purchased technology		14,900	10,578
Trademarks / Trade names		1,535	1,164
		25,105	18,316
Intangible Assets, Net
Customer relationships		49,279	51,375
Purchased technology		84,687	82,663
Trademarks / Trade names		8,724	9,095
		$142,690	$143,133

The following table summarizes the expected future amortization expense for acquired intangible assets as of March 31, 2022:

Year Ending	Amortization Expense
April 1 through December 31, 2022	$20,004
2023	23,971
2024	22,864
2025	18,550
2026	13,214
2027 and thereafter	7,248
$105,851

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. OPERATING LEASES

New Residential, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended March 31, 2022 and 2021 totaled $12.4 million and $4.1 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are grouped and presented as part of Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Balance Sheet. See Note 13.

As of March 31, 2022, future commitments under the non-cancelable leases are as follows:

Year Ending	Amount
April 1 through December 31, 2022	$31,619
2023	30,691
2024	23,093
2025	17,505
2026	10,933
2027 and thereafter	34,414
Total remaining undiscounted lease payments	148,255
Less: imputed interest	16,809
Total remaining discounted lease payments	$131,446

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.2 million due in the future periods.

Other information related to operating leases is summarized below:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.5	5.5
Weighted-average discount rate	4.0%	4.1%

17.    DERIVATIVES

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

As of March 31, 2022, New Residential also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. New Residential enters into forward loan sale and securities delivery commitments in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivative assets
Interest rate swaps(A)	Other assets	$72	$52
Interest rate lock commitments	Other assets	44,333	114,871
TBAs	Other assets	478,457	15,472
Options on treasury futures	Other assets	—	7,778
		$522,862	$138,173
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$60,241	$3,093
TBAs	Accrued expenses and other liabilities	26,909	31,490
		$87,150	$34,583
(A)Net of $506.2 million and $60.7 million of related variation margin balances as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes notional amounts related to derivatives:

	March 31, 2022	December 31, 2021
Interest rate swaps(A)	$15,410,000	$11,490,000
Interest rate lock commitments	10,043,200	10,653,850
TBAs, short position(B)	29,386,167	22,697,706
Treasury futures	—	314,500
Options on treasury futures	—	3,200,000
(A)Includes $15.4 billion notional of receive LIBOR/pay fixed of 1.25% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of March 31, 2022. Includes $11.5 billion notional of receive LIBOR/pay fixed of 1.10% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of December 31, 2021.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Three Months Ended March 31,
	2022	2021
Servicing revenue, net(A)
TBAs	$3,300	$(8,823)
Treasury futures	(1,746)	—
Options on treasury futures	5,635	—
	7,189	(8,823)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(127,685)	(234,982)
TBAs	246,123	408,015
	118,438	173,033
Change in fair value of investments(A)
Interest rate swaps	464,334	206,205
TBAs	110,363	—
	574,697	206,205
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	(25,679)	(33,826)
TBAs(C)	73,154	6,453
	47,475	(27,373)

Total gain (loss)	$747,799	$343,042
(A)Represents unrealized gain (loss).
(B)Excludes $76.8 million loss and $0.0 million gain for the three months ended March 31, 2022 and 2021, respectively, included within Servicing Revenue, Net (Note 5).
(C)Excludes $524.8 million gain and $40.1 million gain for the three months ended March 31, 2022 and 2021, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 8).

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	March 31, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$6,499,733	$6,496,986	Apr-22 to Sep-25	2.02%	0.8	$7,301,583	$7,243,197	$7,151,031	21.0	$10,138,297
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,089,677	1,089,677	Dec-23	2.59%	1.7	1,314,181	1,314,181	1,327,176	0.7	1,252,660
Agency RMBS(D)	8,852,537	8,852,537	Apr-22 to Jun-22	0.23%	0.1	9,076,373	9,335,810	8,530,172	9.1	8,386,538
Non-Agency RMBS(E)	634,347	634,347	Apr-22 to Oct-23	2.81%	0.1	14,324,636	902,889	931,034	3.2	656,874
SFR properties(E)	208,326	208,326	Dec-22	2.77%	0.7	N/A	292,626	292,626	N/A	158,515
Total Secured Financing Agreements	17,284,620	17,281,873		1.18%	0.4					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	3.4	76,449,292	268,120	330,248	6.7	237,835
MSRs(H)	4,538,376	4,528,074	Dec-22 to Dec-26	3.53%	3.0	529,125,502	5,668,359	7,610,826	6.8	4,234,771
Servicer Advance Investments(I)	329,437	328,586	Apr-22 to Dec-22	1.22%	0.7	354,566	375,232	390,770	7.3	355,722
Servicer Advances(I)	2,249,796	2,244,605	May-22 to Nov-24	2.32%	1.4	2,712,916	2,652,210	2,652,210	0.7	2,355,969
Residential Mortgage Loans(J)	775,179	774,476	Mar-24 to Jul-43	1.43%	2.7	782,973	784,969	784,969	26.8	802,526
Consumer Loans(K)	419,866	413,881	Sep-37	2.06%	8.1	414,800	426,933	462,023	3.2	458,580
SFR Properties	437,660	437,414	Mar-23 - Feb-27	3.21%	3.3	N/A	483,268	483,268	N/A	199,407
Mortgage Loans Receivable(L)	324,062	324,062	Dec-26	4.21%	4.7	356,514	356,514	356,514	0.4	—
Total Secured Notes and Bonds Payable	9,302,873	9,279,595		2.93%	2.8					8,644,810
Total/ Weighted Average	$26,587,493	$26,561,468		1.80%	1.3					$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $21.3 million of associated accrued interest payable as of March 31, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $240.1 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.4 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $2.2 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(I)$1.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents (i) $25.2 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $366.8 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).
(L)Reflects the 2022-RTL1 Securitization. Refer to Note 20 for details.

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

As of March 31, 2022, New Residential has margin exposure on $17.3 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, New Residential may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$237,835	$4,234,771	$2,711,691	$9,043,412	$10,940,823	$458,580	$357,922	$1,252,660	$29,237,694
Secured Financing Agreements
Borrowings	—	—	—	10,081,997	29,037,595	—	123,250	461,867	39,704,709
Repayments	—	—	—	(9,638,525)	(32,680,040)	—	(73,439)	(624,850)	(43,016,854)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,134	—	—	—	1,134
Secured Notes and Bonds Payable
Borrowings	—	435,000	632,886	—	—	—	296,688	324,062	1,688,636
Repayments	(9,338)	(142,026)	(772,313)	—	(30,878)	(34,677)	(58,740)	—	(1,047,972)
Unrealized gain on notes, fair value	—	—	—	—	2,828	(10,022)	—	—	(7,194)
Capitalized deferred financing costs, net of amortization	—	329	927	—	—	—	59	—	1,315
Balance at March 31, 2022	$228,497	$4,528,074	$2,573,191	$9,486,884	$7,271,462	$413,881	$645,740	$1,413,739	$26,561,468
(A)New Residential net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of March 31, 2022 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2022	$710,834	$13,307,583	$14,018,417
2023	1,200,000	4,790,712	5,990,712
2024	1,196,018	1,358,936	2,554,954
2025	—	1,954,100	1,954,100
2026	—	1,906,939	1,906,939
2027 and thereafter	445,044	267,327	712,371
	$3,551,896	$23,585,597	$27,137,493
(A)Includes secured notes and bonds payable of $3.6 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $17.3 billion and $6.3 billion, respectively.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of March 31, 2022:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,353,992	$3,050,672	$2,303,320
Loan originations	16,404,154	5,497,064	10,907,090

Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,582,219	4,538,376	1,043,843
Servicer advances	4,033,346	2,579,233	1,454,113
Residential mortgage loans	200,000	170,335	29,665
	$31,860,091	$16,064,177	$15,795,914
(A)Although available financing is uncommitted, New Residential’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. New Residential was in compliance with all of its debt covenants as of March 31, 2022.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended March 31, 2022, the Company recognized interest expense of $8.5 million. At March 31, 2022, the unamortized debt issuance costs was approximately $6.2 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2022, the Company was in compliance with all covenants.

In the event of a change of control, each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

SFR Properties Mortgage-Backed Securitizations

2022-SFR1 Securitization

The 2022-SFR 1 Securitization is a fixed-rate loan for $267.8 million with a 5-year term maturing in February 2027 and has a weighted-average interest rate of 3.51%. The loan is secured by first priority mortgages on a portfolio of 1,200 SFR properties. In addition to the SFR pass-through certificates sold to third parties, New Residential acquired 5.0% of each Class, except for Class R certificates, which bear no interest, for $13.4 million in the aggregate. New Residential evaluated the purchased Class certificates as a variable interest in the trust and concluded that each Class certificate will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. New Residential also concluded that each Class certificate does not provide the Company with an ability to direct activities that could impact the trust’s economic performance. New Residential does not consolidate the trust and the $13.4 million of aggregate purchased Class certificates are grouped and presented within Real Estate and Other Securities on the Consolidated Balance Sheets. Gross proceeds to the Company from the transaction, after purchase of 5.0% of each Class certificates, were $253.9 million, before issuance costs of $6.2 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The loan agreement requires maintenance of covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12-month period following the date of determination.

19.    FAIR VALUE MEASUREMENTS

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

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2022 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1		Level 2		Level 3	Total
Assets
Excess MSRs(A)	$76,449,293	$341,187	$—		$—		$341,187	$341,187
MSRs and MSR financing receivables(A)	549,109,009	7,964,465	—		—		7,964,465	7,964,465
Servicer advance investments	354,566	390,770	—		—		390,770	390,770
Real estate and other securities	26,160,486	9,509,930	—		8,532,760		977,170	9,509,930
Residential mortgage loans, held-for-sale	138,377	125,559	—		—		126,233	126,233
Residential mortgage loans, held-for-sale, at fair value	7,174,521	7,076,916	—		5,688,947		1,387,969	7,076,916
Residential mortgage loans, held-for-investment, at fair value	605,417	547,404	—		—		547,404	547,404
Residential mortgage loans subject to repurchase	1,700,426	1,700,426	—		1,700,426		—	1,700,426
Consumer loans	414,888	462,055	—		—		462,055	462,055
Mortgage loans receivable(B)	1,650,091	1,670,415	—		295,142		1,375,273	1,670,415
Notes receivable	61,561	61,509	—		—		61,509	61,509
Loans receivable	173,087	173,667	—		—		173,667	173,667
Cash, cash equivalents and restricted cash	1,966,214	1,966,214	1,966,214		—		—	1,966,214
Other assets(C)	N/A	34,242	1,521		—		32,721	34,242
Derivative assets	49,804,667	522,861	—		478,528		44,333	522,861
		$32,547,620	$1,967,735	$—	$16,695,803	$—	$13,884,756	$32,548,294
Liabilities
Secured financing agreements	$17,284,620	$17,281,873	$—		$17,281,873		$—	$17,281,873
Secured notes and bonds payable(D)	9,302,873	9,279,595	—		1,074,062		8,120,632	9,194,694
Unsecured senior notes, net of issuance costs	543,728	543,728	—		—		528,770	528,770
Residential mortgage loan repurchase liability	1,700,426	1,700,426	—		1,700,426		—	1,700,426
Derivative liabilities	5,034,700	87,149	—		26,909		60,241	87,150
		$28,892,771	$—		$20,083,270		$8,709,643	$28,792,913

(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. New Residential does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes New Residential’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of March 31, 2022, the fair value of New Residential’s interests in the mortgage loans receivable securitization was $32.5 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of New Residential’s investment. The investment had a fair value of $28.6 million as of March 31, 2022.
(D)Includes SAFT 2013-1, SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $762.4 million as of March 31, 2022.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total

Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(295,142)	(295,142)
Transfers to Level 3	—	—	—	—	—	(13,552)	—	—	—	(13,552)
Gain (loss) included in net income										—
Credit losses on securities(D)	—	—	—	(711)	—	—	—	—	—	(711)
Change in fair value of excess MSRs(D)	(2,630)	—	—	—	—	—	—	—	—	(2,630)
Change in fair value of excess MSRs, equity method investees(D)	1,703	—	—	—	—	—	—	—	—	1,703
Servicing revenue, net(E)										—
Included in servicing revenue(E)	—	645,018	—	—	—	—	—	—	—	645,018
Change in fair value of:										—
Servicer advance investments	—	—	(483)	—	—	—	—	—	—	(483)
Residential mortgage loans	—	—	—	—	—	(106,920)	—	—	—	(106,920)
Consumer loans	—	—	—	—	—	—	(13,733)	—	—	(13,733)
Mortgage loans receivable									5,542	5,542
Gain (loss) on settlement of investments, net	1	—	—	(1,560)	—	—	—	—	(29,085)	(30,644)
Other income (loss), net(D)	—	—	—	(14,343)	(127,685)	(627)	—	(586)		(143,241)
Gains (losses) included in OCI(F)	—	—	—	(16,524)	—	—	—	—	—	(16,524)
Interest income	13,016	—	4,156	2,234	—	—	4,006	3,323		26,735
Purchases, sales and repayments										—
Purchases, net(G)	—	(48)	257,807	115,720	—	1,084,195	7,163	—	—	1,464,837
Proceeds from sales	(6)	(760)		—	—	(1,357,904)	—	—	—	(1,358,670)
Proceeds from repayments	(15,844)	—	(292,517)	(59,588)	—	(93,111)	(42,672)	(57,741)	(357,025)	(918,498)
Originations and other	—	461,452	—	—	—	(45)	—	—	535,221	996,628
Balance at March 31, 2022	$341,187	$7,964,465	$390,770	$977,170	$(15,908)	$1,935,373	$462,055	$235,176	$1,375,273	$13,665,561
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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued

Balance at December 31, 2021	$511,107
Transfers
Gains (losses) included in net income
Other income(A)	(7,194)
Purchases, sales and repayments
Proceeds from sales	—
Payments	(65,554)
Other	—
Balance at March 31, 2022	$438,359
(A)Gain (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of March 31, 2022:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	3.2% - 8.4% (7.2%)	0.2% - 9.6% (2.2%)	3.1% - 20.6% (6.1%)	15 - 32 (21)	11 - 21 (18)
Recaptured Pools	3.8% - 9.4% (6.2%)	0.1% - 2.2% (0.9%)	—% - 25.2% (9.1%)	20 - 27 (23)	18- 23 (22)
	3.2% - 9.4% (6.7%)	0.1% - 9.6% (1.6%)	—% - 25.2% (7.5%)	15 - 32 (22)	11 - 23 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	6.4% - 12.4% (9.0%)	0.8% - 8.6% (5.3%)	—% - 20.1% (10.1%)	6 - 25 (15)	18 - 28 (23)
Recaptured Pools	3.6% - 8.7% (4.3%)	0.2% - 0.8% (0.2%)	4.0% - 10.1% (6.8%)	22 - 25 (23)	21 - 23 (23)
	3.6% - 12.4% (8.0%)	0.2% - 8.6% (5.3%)	—% - 20.1% (9.4%)	6 - 25 (17)	18 - 28 (23)
Total/Weighted Average—Excess MSRs Directly Held	3.2% - 12.4% (7.4%)	0.1% - 9.6% (2.9%)	—% - 25.2% (8.4%)	6 - 32 (19)	11 - 28 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	5.9% - 7.1% (6.7%)	0.2% - 1.5% (0.8%)	3.2% - 14.4% (9.1%)	15 - 25 (19)	16- 18 (17)
Recaptured Pools	4.5% - 7.6% (6.3%)	0.2% - 1.6% (0.9%)	—% - 9.7% (5.4%)	21 - 26 (24)	20 - 22 (21)
Total/Weighted Average—Excess MSRs Held through Investees	4.5% - 7.6% (6.5%)	0.2% - 1.6% (0.9%)	—% - 14.4% (6.9%)	15 - 26 (22)	16 - 22 (19)

Total/Weighted Average—Excess MSRs All Pools	3.2% - 12.4% (7.0%)	0.1% - 9.6% (2.2%)	—% - 25.2% (7.9%)	6 - 32 (20)	11 - 28 (21)

MSRs and MSR Financing Receivables
Agency(H)	1.0% - 99.2% (8.9%)	0.1% - 66.7% (0.5%)	—% - 56.5% (7.9%)	8 - 124 (29)	0 - 40 (23)
Non-Agency(H)	3.1% - 99.3% (7.9%)	1.0% - 66.7% (12.1%)	2.4% - 15.0% (9.2%)	19 - 145 (48)	0 - 32 (24)
Ginnie Mae(H)	4.4% - 81.4% (11.1%)	0.1% - 83.3% (0.9%)	4.1% - 13.3% (8.8%)	8 - 145 (39)	0 - 30 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	1.0% - 99.3% (9.3%)	0.1% - 83.3% (1.8%)	—% - 56.5% (10.0%)	8 - 145 (33)	0 - 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.60 - $8.00 ($6.90) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.10 - $14.00 ($10.10) per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.10 - $8.20 ($8.20) per loan per month was used to value the Ginnie Mae MSRs.

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

As of March 31, 2022, a weighted average discount rate of 7.8% (range 7.5% - 8.0%) was used to value New Residential’s Excess MSRs (directly and through equity method investees). As of March 31, 2022, a weighted average discount rate of 7.3% (range 7.0% - 9.0%) was used to value New Residential’s MSRs and MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2022	0.8% - 1.8% (1.8%)	5.1% - 6.6% (6.5%)	8.2% - 15.0% (14.8%)	18.0 - 19.8 (19.8)	bps	5.2% - 5.7% (5.2%)	22.0 - 22.1 (22.0)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.7 bps which represents the amount New Residential paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of March 31, 2022, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$9,078,723	$9,338,295	$8,532,760	$—	$8,532,760	2
Non-Agency RMBS(C)	17,081,763	942,742	977,170	—	977,170	3
Total	$26,160,486	$10,281,037	$9,509,930	$—	$9,509,930
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

For 65.3% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by New Residential’s valuation providers are summarized in the table below. The assumptions used by New Residential’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$638,458	2.9% to 15.0% (5.3%)	0.0% to 25.0% (15.6%)	0.0% to 12.0% (1.4%)	0.0% to 88.0% (25.5%)
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

Residential Mortgage Loans Valuation

New Residential, through its wholly owned subsidiaries, Newrez and Caliber, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, New Residential classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans held-for-sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes or historical sale transactions for similar loans.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$1,333,811	3.7% - 7.4% (4.5%)	2.1% - 14.3% (9.3%)	0.1% - 18.2% (1.4%)	3.1% -68.0% (34.4%)
Originated loans	54,158
Residential mortgage loans held-for-sale, at fair value	$1,387,969

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$547,404	3.3% - 7.5% (7.2%)	2.1% - 20.0% (8.3%)	0.3% - 18.2% (5.1%)	20.0% - 95.0% (71.9%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$462,055	0.0% - 7.5% (7.5%)	0.0% - 23.3% (23.3%)	0.0% - 4.3% (4.3%)	0.0% - 64.5% (64.5%)

Mortgage Loans Receivable Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing mortgage loans receivable, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage loans receivable, at fair value	$1,375,273	5.5% - 7.5% (6.5%)	N/A	N/A	N/A

New Residential has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. New Residential has elected the fair value option (“FVO”) for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding variable interest entities and securitization trusts. New Residential determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in Mortgage Loans Receivable, at Fair Value, on the Company's Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company's Consolidated Balance Sheet. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss), Net in the Company's Consolidated Statements of Income. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$(15,908)	0.0% - 100.0% (85.5%)	0.0 - 735.3 (168.7)

Asset-Backed Securities Issued

New Residential and Newrez were deemed to be the primary beneficiaries of the SCFT 2020-A and SAFT 2013-1 securitization entities, and therefore, New Residential’s Consolidated Balance Sheets include the asset-backed securities issued by the trusts. New Residential elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with New Residential’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$762,421	2.7% - 6.5% (4.3%)	—% - 40.0% (24.2%)	—% - 4.3% (4.1%)	—% - 93.7% (89.6%)

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

At March 31, 2022, assets measured at fair value on a nonrecurring basis were $120.3 million. The $120.3 million of assets include approximately $108.7 million of residential mortgage loans held-for-sale and $11.6 million of REO. The fair value of New Residential’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2022:

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$106,044	5.0% - 7.0% (7.0%)	4.8 - 9.5 (4.9)	4.2% - 6.0% (5.0%)	1.0% - 11.5% (7.2%)	41.5% - 55.4% (46.0%)
Non-performing loans	2,670	7.4% - 7.4% (7.4%)	4.5 - 4.5 (4.5)	2.1% - 2.1% (2.1%)	18.2% - 18.2% (18.2%)	41.6% - 41.6% (41.6%)
Total/weighted average	$108,714	7.0%	4.9	4.9%	7.5%	45.9%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon New Residential’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% - 25% (weighted average of 20%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the three months ended March 31, 2022 consisted of a valuation allowance of $3.1 million for residential mortgage loans and a reversal of valuation allowance of $0.1 million for REO.
20. VARIABLE INTEREST ENTITIES

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

For certain consolidated VIEs, New Residential has elected to account for the assets and liabilities of these entities as collateralized financing entities (“CFE”). A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance under GAAP for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests New Residential owns in the entity.

Consolidated VIEs

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advances

New Residential, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of March 31, 2022. In 2013, New Residential created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of residential mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including New Residential. As of March 31, 2022, the noncontrolling third-party co-investors and New Residential had previously funded their commitments, however the Buyer may recall $71.2 million and $595.4 million of capital distributed to the third-party co-investors and New Residential, respectively. Neither the third-party co-investors nor New Residential is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

During the third quarter of 2020, New Residential formed several entities that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. New Residential determined that these securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, New Residential’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the securitizations and 2) significant variable interests in each of the securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the securitizations. As of March 31, 2022, no securitizations remain outstanding.

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

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day LIBOR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full, or (iii) a repurchase triggering event. The Company determined it is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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
Consumer Loan Companies

New Residential has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of March 31, 2022, New Residential owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

Securitized Mortgage Loans Receivable

In March 2022, New Residential formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $334.4 million and an aggregate principal limit of approximately $460.4 million. In addition to pass-through certificates sold to third parties, New Residential acquired all of the residual tranche certificate, which bears no interest, for $32.5 million. New Residential evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. New Residential also concluded that the securitization’s asset manager, a wholly owned subsidiary of New Residential, has the ability to direct activities that could impact the trust’s economic performance. As a result, New Residential consolidates the trust.

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures		Residential Mortgage Loans	Consumer Loan SPVs	Servicer Advance Facilities	MSR Financing Facilities	Mortgage Loans Receivable	Total
March 31, 2022
Assets
Mortgage servicing rights, at fair value	$—	$—		$—	$—	$—	$487,514	$—	$487,514
Servicer advance investments, at fair value	379,117	—		—	—	—	—	—	379,117
Residential mortgage loans, held-for-investment, at fair value	—	—		28,933	—	—	—	—	28,933
Residential mortgage loans, held-for-sale, at fair value	—	—		968,755	—	—	—	—	968,755
Consumer loans	—	—		—	462,055	—	—	—	462,055
Mortgage loans receivable	—	—		—	—	—	—	295,142	295,142
Cash and cash equivalents	36,103	33,975		5,721	—	—	—	—	75,799
Restricted cash	2,093	—		171	7,074	—	—	61,372	70,710
Servicer advance receivable	—	—		—	—	103,330	—	—	103,330
Other assets	9	1,145		1,102	6,131	26,474	310,026	57	344,944
Total Assets	$417,322	$35,120		$1,004,682	$475,260	$129,804	$797,540	$356,571	$3,216,299
Liabilities
Secured financing agreements(A)	$—	$—		$210,482	$—	$—	$—	$—	$210,482
Secured notes and bonds payable(A)	322,833	—		772,869	413,881	89,090	403,667	324,062	2,326,402
Accrued expenses and other liabilities	859	8,162		22,452	809	42,651	209	42	75,184
Total Liabilities	$323,692	$8,162		$1,005,803	$414,690	$131,741	$403,876	$324,104	$2,612,068

December 31, 2021
Assets
Mortgage servicing rights, at fair value	$—	$—		$—	$—	$—	$403,301	$—	$403,301
Servicer advance investments, at fair value	409,475	—		—	—	—	—	—	409,475
Residential mortgage loans, held-for-investment, at fair value		—		93,226	—	—	—	—	93,226
Residential mortgage loans, held-for-sale, at fair value	—	—		798,644	—	—	—	—	798,644
Consumer loans		—		—	507,291	—	—	—	507,291
Cash and cash equivalents	33,777	37,369		2,882	—	—	—	—	74,028
Restricted cash	2,210	—		171	7,249	—	—	—	9,630
Servicer advance receivable	—	—		—	—	94,306	—	—	94,306
Other assets	9	903		2,902	6,851	24,699	332,521	—	367,885
Total Assets	$445,471	$38,272		$897,825	$521,391	$119,005	$735,822	$—	$2,757,786
Liabilities
Secured financing agreements	$—	$—		$24,683	$—	$—	$—	$—	$24,683
Secured notes and bonds payable(A)	348,670	—		802,526	458,580	93,145	367,871	—	2,070,792
Accrued expenses and other liabilities	806	6,588		10,163	862	27,771	134	—	46,324
Total Liabilities	$349,476	$6,588	$—	$837,372	$459,442	$120,916	$368,005	$—	$2,141,799
(A)The creditors of the VIEs do not have recourse to the general credit of New Residential, and the assets of the VIEs are not directly available to satisfy New Residential’s obligations.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Three Months Ended March 31,
	2022	2021
Residential mortgage loan UPB and other collateral	$11,741,509	$12,950,052
Weighted average delinquency(A)	3.99%	7.93%
Net credit losses	$133,727	$96,172
Face amount of debt held by third parties(B)	$10,831,148	$11,850,796

Carrying value of bonds retained by New Residential(C)(D)	$956,977	$1,121,761
Cash flows received by New Residential on these bonds	$64,085	$288,481
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by New Residential.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than New Residential. These interests are related to noncontrolling interests in consolidated entities that hold New Residential’s Servicer Advance Investments (Note 6), the Shelter JVs, (Note 8) and Consumer loans (Note 9).

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	March 31, 2022			December 31, 2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$93,630	$26,958	$82,137	$95,995	$31,684	$83,597
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$9,999	$13,334	$38,745	$10,251	$15,683	$39,414

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended March 31,
	2022			2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$2,135	$823	$10,698	$4,885	$7,180	$9,809
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	49.1%	46.5%
Others’ interest in net income of consolidated subsidiary	$228	$407	$4,974	$1,308	$3,525	$4,561
(A)New Residential owned 89.3% and 73.2% of the Buyer as of March 31, 2022 and 2021, respectively. See Note 18 regarding the financing of Servicer Advance Investments.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

21.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

New Residential’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On February 16, 2021, New Residential announced that its board of directors had authorized the repurchase of up to $200.0 million of its common stock through December 31, 2021. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. No share repurchases were made during 2021.

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

On May 19, 2021, New Residential entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2022.

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

In December 2021, New Residential’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2022. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The share repurchase programs may be suspended or discontinued at any time. During the three months ended March 31, 2022, the Company repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	—
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.32
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(D)Fixed-rate reset cumulative redeemable preferred.

On March 21, 2022, New Residential’s board of directors declared first quarter 2022 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.44 per share of Preferred Series D, or $2.9 million, $5.0 million, $6.4 million, and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 24, 2021	April 2021	$0.20	$82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6
December 15, 2021	January 2022	0.25	116.7
March 21, 2022	April 2022	0.25	116.7

Approximately 2.4 million shares of New Residential’s common stock were held by Fortress, through its affiliates, at March 31, 2022.

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

The table below summarizes the 2020 Warrants at March 31, 2022:

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants - December 31, 2021	43.4	$6.49
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants - March 31, 2022	43.4	6.40	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2022, outstanding options were as follows:

Held by the Manager	18,467,776
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,004,214
Issued to the independent directors	6,000
Total	21,477,990

The following table summarizes outstanding options as of March 31, 2022. The last sales price on the New York Stock Exchange for New Residential’s common stock in the quarter ended March 31, 2022 was $10.98 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2022	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2022 (millions)
Directors	Various	6,000	6,000	$12.85	$—
Manager(C)	2017	1,130,916	1,130,916	13.43	—
Manager(C)	2018	5,320,000	5,320,000	16.15	—
Manager(C)	2019	6,351,000	6,351,000	15.54	—
Manager(C)	2020	1,619,739	1,295,792	16.88	—
Manager(C)	2021	7,050,335	2,270,961	9.88	2.5
Outstanding		21,477,990	16,374,669
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Manager assigned certain of its options to its employees as follows:

Date of Grant to Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2019	$14.61 to $15.84	1,270,200
2020	$16.49 to $16.88	323,947
2021	$9.75 to $11.16	1,410,067
Total		3,004,214

The following table summarizes activity in outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options - December 31, 2021	21,478,990	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	12.01
Outstanding options - March 31, 2022	21,477,990	See table above

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

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31, 2022
	2022	2021
Net income	$689,931	$301,336
Noncontrolling interests in income of consolidated subsidiaries	5,609	9,394
Dividends on preferred stock	22,461	14,358
Net income attributable to common stockholders	$661,861	$277,584

Basic weighted average shares of common stock outstanding	466,785,584	414,795,505
Dilutive effect of stock options and common stock purchase warrants(A)	17,639,482	14,695,874
Diluted weighted average shares of common stock outstanding	484,425,066	429,491,379

Basic earnings per share attributable to common stockholders	$1.42	$0.67
Diluted earnings per share attributable to common stockholders	$1.37	$0.65
(A)Stock options and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented.

22. COMMITMENTS AND CONTINGENCIES

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

Capital Commitments — As of March 31, 2022, New Residential had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 25 for additional capital commitments entered into subsequent to March 31, 2022, if any):

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2022, New Residential’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $30.9 million and $1.7 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $237.9 million of unfunded and available revolving credit privileges as of March 31, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at New Residential’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $672.3 million of additional advances on existing mortgage loans as of March 31, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

Environmental Costs — As a residential real estate owner, New Residential is subject to potential environmental costs. At March 31, 2022, New Residential is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in New Residential’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 18.

23.    TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 18 and 21 to our Consolidated Financial Statements for further details.

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

agreements. As of March 31, 2022, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $116.8 million and $56.3 million, respectively.

The following table summarizes Due to affiliates:

	March 31, 2022	December 31, 2021
Management fees	$8,399	$17,188
Expense reimbursements and other	1,533	631
Total	$9,932	$17,819

The following table summarizes affiliate fees and expenses:

	Three Months Ended March 31,
	2022	2021
Management fees	$25,189	$22,162
Expense reimbursements(A)	125	125
Total	$25,314	$22,287
(A)Included in General and Administrative expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 23 regarding options granted to the Manager.

24.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2022	2021
Current:
Federal	$1,199	$10,813
State and local	267	2,216
Total current income tax expense	1,466	13,029
Deferred:
Federal	169,236	71,309
State and local	32,087	13,921
Total deferred income tax expense	201,323	85,230
Total income tax expense	$202,789	$98,259

New Residential intends to qualify as a REIT for each of its tax years through December 31, 2022. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

New Residential operates various business segments, including servicing, origination, and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 for further details.

As of March 31, 2022, New Residential recorded a net deferred tax liability of $642.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans, and swaps held within taxable entities.

NEW RESIDENTIAL INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

25.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2022 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended March 31, 2022 compared to the immediately preceding prior quarter ended December 31, 2021.

GENERAL

New Residential is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify, create and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our annual report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, we had approximately $38 billion in total assets and 11,324 employees employed by our operating entities.

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

MARKET CONSIDERATIONS

Incoming economic data and indicators regarding the overall financial health and condition of the U.S. for the first quarter of 2022 were somewhat mixed. On balance, the annualized U.S. real gross domestic product (“GDP”) decreased for the first quarter of 2022 compared to an increase in the fourth quarter of 2021. Labor market conditions continued to improve with the total unemployment rate stepping down to 3.6% at March 31, 2022 from 3.9% at December 31, 2021. The consumer price inflation—as measured by the 12-month percentage change in the personal consumption expenditures (“PCE”) price index—remained elevated and well above the Federal Reserve’s longer-term goal of 2.0%, largely driven by supply constraints and bottlenecks exacerbated by the geopolitical risks associated with the war in Ukraine.

Consumer spending remained robust during the first quarter of 2022, driven by improved social mobility as authorities in the U.S. continued to ease restrictions amid a reduction in COVID-19 cases and tempered concerns regarding the pervasiveness of the Omicron variant.

Inflation indicators remained high and persistent throughout the first quarter of 2022, driven by strong aggregate demand for goods and services, significant increases in energy and commodity prices, and global supply chain disruptions. As a response, the Federal Reserve continues to signal its intention to move ahead with reducing policy accommodation. In May 2022, the U.S. central bank’s policy-setting Federal Open Market Committee voted unanimously to increase the benchmark federal funds rate by 50 basis points. The decision to raise rates by a half percentage point marked the most aggressive increase made in a single meeting since May 2000. Over the last two decades, the Federal Reserve has opted to raise interest rates only in increments of 25 basis points, with the latest move underscoring the severity that inflation poses at the moment.

Financial markets were volatile during the first quarter of 2022, reflecting heightened geopolitical risks, uncertainty about the outlook for monetary policy, and elevated financial market volatility. Equity indexes declined modestly, while spreads in the bond markets generally increased to pre-pandemic levels. In particular, nominal treasury yields increased during the quarter, driven by Federal Reserve communications viewed as implying a more rapid removal of monetary policy accommodation than previously expected.

Housing demand remained strong, although activity in the residential housing sector continued to be restrained by shortages of construction materials, buildable lots, and other inputs. The number of mortgage rate locks for home purchases through March 2022 was elevated relative to pre-pandemic levels. Mortgage credit for households with lower credit scores continued to ease during the first quarter of 2022 but remained tighter than before the pandemic. Delinquency rates for mortgages, which include loans in forbearance and other loans behind on payments, continued to trend down. Residential mortgage rates increased, mostly as a result of widening MBS spreads, which market participants attributed mainly to the tapering of the Federal Reserve's agency MBS purchases and uncertainty surrounding the market supply of agency MBS that would accompany balance sheet runoff by the Federal Reserve. Conventional 30-year rates increased to 4.2% as of March 31, 2022 compared to 3.1% as of December 31, 2021. The increase in mortgage rates is expected to normalize origination volumes for 2022. The Mortgage Bankers Association estimates full year 2022 production volume of $2.6 trillion, down from full year 2021 volume of $4.0 trillion. Furthermore, 33% of 2022 volume is estimated to be refinance volume compared to 57% in 2021.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted since mid-March 2020 by the ongoing COVID-19 pandemic as well as the recent events such as the war in Ukraine.

The following table summarizes the U.S. gross domestic product estimates annualized rate by quarter:

	Three Months Ended
	March 31, 2022(A)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Real GDP	(1.4)%	6.9%	2.3%	6.7%	6.3%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Unemployment rate	3.6%	3.9%	4.7%	5.9%	6.0%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
10-year U.S. Treasury rate	2.6%	1.5%	1.5%	1.5%	1.7%
30-year fixed mortgage rate	4.2%	3.1%	2.9%	3.0%	3.1%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022; however, uncertainty over the ultimate impact COVID-19 as well as the geopolitical risks associated with the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and the war in Ukraine. Actual results may materially differ from those estimates. The COVID-19 pandemic and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”) and Non-QM residential loans. For debt facilities that do not mature prior to the phase-out of LIBOR, we adopted the allowable contract modification relief optional expedient and have implemented amending terms to transition to an alternative benchmark. For the quarter ended March 31, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

OUR PORTFOLIO

Our portfolio, as of March 31, 2022, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
March 31, 2022
Investments	$4,967,437	$6,666,098	$2,835,711	$14,469,246	$9,509,930	$2,791,926	$462,055	$1,670,415	$—	$28,903,572
Cash and cash equivalents	609,337	278,059	269,187	1,156,583	301,454	2,900	29,702	39,048	141,490	1,671,177
Restricted cash	47,166	68,090	62,224	177,480	11,308	1,591	23,734	80,612	312	295,037
Other assets	869,977	2,671,819	2,143,253	5,685,049	713,256	165,379	35,702	113,293	200,883	6,913,562
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$6,505,753	$9,696,606	$5,315,467	$21,517,826	$10,535,948	$2,961,796	$551,193	$1,959,099	$342,685	$37,868,547
Debt	$4,795,869	$4,621,279	$3,433,522	$12,850,670	$9,485,486	$2,331,373	$413,881	$1,413,739	$610,047	$27,105,196
Other liabilities	503,738	2,201,283	364,851	3,069,872	7,346	310,112	973	26,615	163,721	3,578,639
Total liabilities	5,299,607	6,822,562	3,798,373	15,920,542	9,492,832	2,641,485	414,854	1,440,354	773,768	30,683,835
Total equity	1,206,146	2,874,044	1,517,094	5,597,284	1,043,116	320,311	136,339	518,745	(431,083)	7,184,712
Noncontrolling interests in equity of consolidated subsidiaries	13,334	—	9,999	23,333	—	—	38,745	—	—	62,078
Total New Residential stockholders’ equity	$1,192,812	$2,874,044	$1,507,095	$5,573,951	$1,043,116	$320,311	$97,594	$518,745	$(431,083)	$7,122,634
Investments in equity method investees	$—	$—	$93,129	$93,129	$—	$—	$—	$—	$—	$93,129

Operating Investments

Origination

For the three months ended March 31, 2022, loan origination volume was $26.9 billion, down from $38.1 billion in the prior quarter. Gain on sale margin for the three months ended March 31, 2022 was 1.53%, 12 bps lower than the 1.65% for the prior quarter, primarily driven by rising interest rates coupled with excess industry capacity. We expect margins to stabilize throughout 2022, especially in third-party originated channels, as industry capacity continues to adjust to demand.

Included in our Origination segment are the financial results of two services businesses, E Street Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2022	% of Total	December 31, 2021	% of Total	QoQ Change
Production by Channel
Direct to Consumer	$4,425	16%	$6,680	18%	$(2,255)
Retail / Joint Venture	6,404	24%	9,168	24%	(2,764)
Wholesale	4,646	17%	6,628	17%	(1,982)
Correspondent	11,401	43%	15,645	41%	(4,244)
Total Production by Channel	$26,876	100%	$38,121	100%	$(11,245)

Production by Product
Agency	$18,086	67%	$26,330	69%	$(8,244)
Government	7,576	28%	10,402	27%	(2,826)
Non-QM	549	2%	356	1%	193
Non-Agency	515	2%	830	2%	(315)
Other	150	1%	203	1%	(53)
Total Production by Product	$26,876	100%	$38,121	100%	$(11,245)

% Purchase	54%		51%
% Refinance	46%		49%

	Three Months Ended
(dollars in thousands)	March 31, 2022	December 31, 2021	QoQ Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$407,269	$540,662	$(133,393)

Pull through adjusted lock volume	$26,683,082	$33,509,582	$(6,826,500)

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.14%	3.22%
Retail / Joint Venture	2.85%	3.42%
Wholesale	0.90%	0.91%
Correspondent	0.13%	0.20%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.53%	1.65%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $252.5 million and $478.0 million for the three months ended March 31, 2022 and December 31, 2021, respectively.
(C)Excludes $64.7 million and $29.2 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the three months ended March 31, 2022 and December 31, 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased by $133.4 million for the three months ended March 31, 2022 compared to the three months ended December 31, 2021, primarily due to lower loan production related to rising interest rates during the quarter.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. As of March 31, 2022, the performing loan servicing division (the Mortgage Company) serviced $392.6 billion UPB of loans and Shellpoint Mortgage Servicing serviced $104.3 billion UPB of loans, for a total servicing portfolio of $496.9 billion UPB, representing a 3% increase from December 31, 2021. In addition, the 30-year conventional mortgage rate was 106 bps higher during the first quarter of 2022, in turn slowing down prepayments on mortgages and amortization on MSR assets.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of New Residential or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other New Residential subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	March 31, 2022	December 31, 2021	QoQ Change
Performing Servicing
MSR Assets	$387,394	$376,218	$11,176
Residential Whole Loans	4,889	7,539	(2,650)
Third Party	304	509	(205)
Total Performing Servicing	392,587	384,266	8,321

Special Servicing
MSR Assets	11,336	13,634	(2,298)
Residential Whole Loans	7,093	6,558	535
Third Party	85,875	78,305	7,570
Total Special Servicing	104,304	98,497	5,807
Total Servicing Portfolio	$496,891	$482,763	$14,128

Agency Servicing
MSR Assets	$281,456	$272,919	$8,537
Third Party	10,735	11,027	(292)
Total Agency Servicing	292,191	283,946	8,245

Government-insured Servicing
MSR Assets	111,693	109,577	2,116
Total Government Servicing	111,693	109,577	2,116

Non-Agency (Private Label) Servicing
MSR Assets	5,581	7,356	(1,775)
Residential Whole Loans	11,982	14,097	(2,115)
Third Party	75,444	67,787	7,657
Total Non-Agency (Private Label) Servicing	93,007	89,240	3,767
Total Servicing Portfolio	$496,891	$482,763	$14,128

The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2022	December 31, 2021	QoQ Change
Base Servicing Fees
MSR Assets	$281,110	$254,905	$26,205
Residential Whole Loans	3,389	2,930	459
Third Party	23,653	26,566	(2,913)
Total Base Servicing Fees	308,152	284,401	23,751

Other Fees
Incentive fees	21,244	21,493	(249)
Ancillary fees	13,451	12,570	881
Boarding fees	1,808	2,848	(1,040)
Other fees	4,403	8,434	(4,031)
Total Other Fees(A)	40,906	45,345	(4,439)

Total Servicing Fees	$349,058	$329,746	$19,312
(A)Includes other fees earned from third parties of $8.8 million and $8.3 million for the three months ended March 31, 2022 and December 31, 2021, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of March 31, 2022, we had $8.0 billion carrying value of MSRs and MSR Financing Receivables. As of March 31, 2022, our Full and Excess MSR portfolio decreased to $626 billion UPB from $629 billion UPB as of December 31, 2021. Full MSRs as of March 31, 2022 remained relatively unchanged at $549 billion UPB from December 31, 2021. Excess MSRs as of March 31, 2022 decreased to $77 billion UPB from $80 billion as of December 31, 2021. The increase in portfolio size during the periods presented was predominantly a result of favorable mark-to-market changes in valuations inputs and assumptions.

We finance our MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes of a specified margin over LIBOR or SOFR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 18 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR Financing Receivables.

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of March 31, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.9%, 8.9%, 7.5%, 0.9% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 72.5% of the underlying UPB of the related mortgages is subserviced by our Mortgage Company.

We are generally obligated to fund all future servicer advances related to the underlying pools of residential mortgage loans on our MSRs and MSR Financing Receivables. Generally, we will advance funds when the borrower fails to meet, including forbearances, contractual payments (e.g. principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor and subservicers. Pursuant to our servicing agreements, we are obligated to make certain advances on residential mortgage loans to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR or SOFR. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR Financing Receivables as of March 31, 2022:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$376,795.2	29	bps	$5,318.6
Non-Agency	60,341.6	48		858.0
Ginnie Mae	111,972.2	39		1,787.9
Total	$549,109.0	33	bps	$7,964.5

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR Financing Receivables as of March 31, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$5,318,541	$376,795,155	2,052,288	755	3.6%	281	48	1.5%	12.5%	12.4%	0.1%	20.8%
Non-Agency	857,998	60,341,642	530,439	638	4.2%	291	187	10.5%	12.3%	10.8%	1.6%	6.9%
Ginnie Mae	1,787,926	111,972,212	494,140	697	3.2%	332	24	0.7%	13.6%	13.3%	0.3%	24.5%
Total	$7,964,465	$549,109,009	3,076,867	730	3.6%	292	58	2.3%	12.7%	12.4%	0.3%	20.0%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
GSE	0.8%	0.2%	1.1%	0.2%	—%	0.1%
Non-Agency	6.8%	2.6%	5.8%	5.5%	0.8%	2.3%
Ginnie Mae	2.5%	0.8%	2.0%	0.3%	—%	0.3%
Total	1.8%	0.6%	1.8%	0.8%	0.1%	0.4%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

Summary of Direct Excess MSRs as of March 31, 2022

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$25.4	29	bps	21	bps	32.5% - 66.7%	$129.7
Non-Agency(B)	29.2	35		15		33.3% - 100%	127.7
Total/Weighted Average	$54.6	32	bps	18	bps		$257.4
(A)The MSR is a weighted average as of March 31, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $19.2 billion UPB underlying these Excess MSRs.

Summary of Excess MSRs Through Equity Method Investees as of March 31, 2022

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		New Residential Interest in Investee (%)	Investee Interest in Excess MSR (%)	New Residential Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$21.8	33	bps	22	bps	50.0%	66.7%	33.3%	$148.7
Total/Weighted Average	$21.8	33	bps	22	bps				$148.7
(A)The MSR is a weighted average as of March 31, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSRs as of March 31, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$70,037	$15,326,409	133,431	731	4.5%	223	147	1.5%	19.2%	18.5%	0.9%	23.5%
Recaptured Loans	59,630	10,104,134	63,898	737	3.8%	261	49	—%	18.8%	18.5%	0.4%	43.4%
	$129,667	$25,430,543	197,329	734	4.2%	238	107	0.8%	19.1%	18.5%	0.7%	31.6%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$101,431	$25,461,696	149,045	679	4.2%	266	192	8.4%	17.2%	14.6%	1.5%	15.8%
Recaptured Loans	26,290	3,725,361	17,791	743	3.5%	273	29	—%	16.8%	16.8%	—%	48.4%
	$127,721	$29,187,057	166,836	687	4.1%	267	172	6.7%	17.2%	14.9%	1.3%	19.9%
Total/Weighted Average(H)	$257,388	$54,617,600	364,165	708	4.2%	254	143	3.7%	18.0%	16.5%	1.0%	25.9%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	2.2%	0.6%	2.7%	0.5%	0.1%	0.1%
Recaptured Loans	1.4%	0.4%	1.6%	0.1%	—%	—%
	1.9%	0.5%	2.2%	0.3%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	12.1%	2.8%	4.5%	5.1%	0.4%	1.5%
Recaptured Loans	1.5%	0.3%	1.0%	—%	—%	—%
	10.8%	2.5%	4.0%	4.5%	0.4%	1.3%
Total/Weighted Average(H)	6.8%	1.6%	3.2%	2.6%	0.2%	0.8%
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
(D)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $19.2 billion UPB underlying these Excess MSRs.
(G)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2022 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	New Residential Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$59,508	$10,825,969	33.3%	124,457	717	5.1%	212	166	1.2%	18.8%	17.3%	1.8%	25.9%
Recaptured Loans	89,195	11,005,723	33.3%	84,475	723	3.9%	256	59	—%	19.9%	19.2%	1.0%	49.1%
Total/Weighted Average(G)	$148,703	$21,831,692		208,932	720	4.5%	234	112	1.2%	19.4%	18.2%	1.4%	38.3%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	3.0%	0.8%	2.6%	0.7%	0.2%	0.1%
Recaptured Loans	2.0%	0.5%	1.7%	0.1%	—%	0.1%
Total/Weighted Average(G)	2.5%	0.6%	2.1%	0.4%	0.1%	0.1%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)Represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2022
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments
Mr. Cooper and SLS serviced pools	$375,232	$390,770	$19,171,537	$354,566	1.8%
(A)Represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the three months ended March 31, 2022 (dollars in thousands):

			Three Months Ended March 31, 2022		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	7.3	$(483)	$329,437	92.8%	92.0%	1.2%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in Servicer Advance Investments (dollars in thousands):

March 31, 2022
Principal and interest advances	$63,594
Escrow advances (taxes and insurance advances)	165,808
Foreclosure advances	125,164
Total	$354,566

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of March 31, 2022, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2022 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$9,078,723	$9,338,295	100.0%	$602	$(806,137)	$8,532,760	43	9.1	10.8%	$8,852,537
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended March 31, 2022:

Net Interest Spread(A)
Weighted Average Asset Yield	2.18%
Weighted Average Funding Cost	0.23%
Net Interest Spread	1.95%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At March 31, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $8.5 billion and $8.4 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2022 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,081,763	$942,742	$99,383	$(64,955)	$977,170	$632,949
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2022 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2008	NR	122	$447,877	$17,148	1.8%	$21,335	—%	—%	4.3	3.4%
2008 and later	BBB	504	16,631,633	924,155	98.2%	953,398	24.6%	0.2%	3.4	2.7%
Total/weighted average	BBB-	626	$17,079,510	$941,303	100.0%	$974,733	24.0%	0.2%	3.4	2.7%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2008	13.8	0.08	8.0%	9.4%	11.2%
2008 and later	11.9	0.62	17.7%	3.5%	0.6%
Total/weighted average	12.0	0.61	17.5%	3.6%	20.6%
(A)Excludes $1.8 million face amount of bonds backed by consumer loans and $0.4 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 307 bonds with a carrying value of $349.5 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2022.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2022.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $18.6 million and $2.2 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $290.6 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three-month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended March 31, 2022:

Net Interest Spread(A)
Weighted average asset yield	4.23%
Weighted average funding cost	2.81%
Net interest spread	1.42%
(A)The Non-Agency RMBS portfolio consists of 39.1% floating rate securities and 60.9% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At March 31, 2022 and December 31, 2021, the Company pledged Non-Agency RMBS with a carrying value of approximately $931.0 million and $924.9 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

We have exercised our call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, we sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, we received par on the securities issued by the called trusts which we owned prior to such trusts’ termination. Refer to Notes 8 and 23 in our Consolidated Financial Statements for further details on these transactions.

Refer to Note 23 for additional discussion regarding call rights and transactions with affiliates.

Residential Mortgage Loans

As of March 31, 2022, we had approximately $7.9 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $6.5 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.8 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2022 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$605,417	$547,404	10,891	7.1%	5.1

Acquired performing loans(C)	135,025	122,889	2,705	7.0%	4.7
Acquired non-performing loans(D)	3,352	2,670	41	7.4%	4.5
Total residential mortgage loans, held-for-sale, at lower of cost or market	$138,377	$125,559	2,746	7.0%	4.7

Acquired performing loans(C)(E)	$1,592,694	$1,550,278	9,535	3.9%	11.7
Acquired non-performing loans(D)(E)	597,699.0	559,201	3,278	3.4%	4.9
Originated loans	4,984,128	4,967,437	8,113	3.8%	27.5
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$7,174,521	$7,076,916	20,926	3.8%	22.1
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
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past
(D)As of March 31, 2022, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $725.3 million and $363.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR or SOFR. At March 31, 2022 and December 31, 2021, the Company pledged residential mortgage loans with a carrying value of approximately $7.2 billion and $11.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2022 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans	$414,888	57.4%	42.6%	66,752	688	17.6%	13.2%	206	3.1	1.6%	0.9%	1.6%	23.5%	4.3%
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

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

Single-Family Rental (“SFR”) Portfolio

As of March 31, 2022, our SFR portfolio consisted of approximately 3,285 properties with an aggregate carrying value of $814.9 million, up from 2,551 units with an aggregate carrying value of $579.6 million as of December 31, 2021. During the three months ended March 31, 2022 and December 31, 2021, we acquired approximately 734 and 669 SFR properties, respectively.

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

The following table summarizes certain key SFR property metrics as of March 31, 2022 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	Average Occupancy	Average Monthly Rent	Average Sq. Ft.
Alabama	85	2.6%	$15,683	1.9%	$185	69.1%	$1,411	1,586
Arizona	118	3.6%	43,142	5.3%	366	8.4%	2,005	1,527
Florida	753	22.9%	192,009	23.6%	255	48.1%	1,783	1,458
Georgia	664	20.2%	146,855	18.0%	221	59.7%	1,654	1,775
Indiana	111	3.4%	22,631	2.8%	204	29.5%	1,490	1,596
Mississippi	97	3.0%	16,772	2.1%	173	88.6%	1,450	1,660
Missouri	319	9.7%	59,800	7.3%	187	45.8%	1,458	1,491
Nevada	94	2.9%	29,309	3.6%	312	24.1%	1,799	1,402
North Carolina	368	11.2%	105,853	13.0%	288	50.6%	1,735	1,542
Oklahoma	30	0.9%	6,401	0.8%	213	16.7%	1,465	1,660
Tennessee	80	2.4%	24,438	3.0%	305	62.8%	1,920	1,485
Texas	488	14.9%	123,785	15.2%	254	32.3%	1,852	1,783
Other U.S.	78	2.4%	28,193	3.5%	361	44.6%	1,669	1,580
Total/Average	3,285	100.0%	$814,871	100.0%	$248	47.1%	$1,707	1,603

We primarily rely on the use of credit facilities and mortgage-backed securitizations to finance purchases of SFR properties. During the first quarter of 2022, we completed a mortgage-backed securitization collateralized by certain SFR properties. We utilized the proceeds from our securitization to fund repayments of the then-outstanding indebtedness on our credit facility. We expect to continue financing SFR properties with the use of securitization structures in the future.

2022-SFR1 Securitization

The 2022-SFR 1 Securitization is a fixed-rate loan for $267.3 million with a 5-year term maturing in February 2027 and has a weighted-average interest rate of 3.51%. The loan is secured by first priority mortgages on a portfolio of 1,200 SFR properties. In addition to the SFR pass-through certificates sold to third parties, we acquired 5.0% of each Class, except for Class R certificates, which bear no interest, for $13.4 million in the aggregate. We evaluated the purchased Class certificates as a variable interest in the trust and concluded that each Class certificate will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. We also concluded that each Class certificate does not provide us with an ability to direct activities that could impact the trust’s economic performance. We do not consolidate the trust and the $13.4 million of aggregate purchased Class certificates are grouped and presented within Real Estate and Other Securities on the Consolidated Balance Sheets. Gross proceeds to us from the transaction, after purchase of 5.0% of each Class certificates, were $253.9 million, before issuance costs of $6.2 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

The loan agreement requires maintenance of covenants typical for securitization transactions including maintaining certain reserve accounts and a debt service coverage ratio of at least 1.20 to 1.00. The loan agreement defines the debt service coverage ratio as of any determination date as a ratio in which the numerator is the net cash flow divided by the aggregate debt service for the 12-month period following the date of determination.

The following table summarizes our mortgage-backed securitizations (dollars in thousands):

	Origination Date	Maturity Date	Weighted Average Interest Rate	Outstanding Principal Balance
				March 31, 2022	December 31, 2021
2022-SFR1	Jan-2022	Feb-2027	3.5%	$267,326	$—
Total securitizations				267,326	—

The following table summarizes the number of properties pledged as collateral for the Company’s mortgage-backed securitizations and the aggregate net book values (dollars in thousands):

	March 31, 2022		December 31, 2021
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
2022-SFR1	1,200	$253,420	—	$—
Total encumbered properties	1,200	253,420	—	$—

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.8% to 8.5%, and have initial terms typically ranging from 6 to 36 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2022, the average commitment size of our loans was $1.6 million and the weighted average remaining term to contractual maturity of our loans was 8.9 months.

We typically receive loan origination fees, or “points” of up to 5.0% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans, and inspection fees.

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

As of March 31, 2022, we have loans in 29 states with the majority of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the three months ended March 31, 2022 (dollars in thousands):

Loans originated	$688,653
Loans repaid(A)	$357,025
Number of loans originated	403
Unpaid principal balance	$1,650,091
Total commitment	$2,322,440
Average total commitment	$1,632
Weighted average contractual interest(B)	7.1%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of March 31, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	560	39.4%	$1,328,033	57.2%	76.0% - 65.3%
Bridge	484	34.0%	709,984	30.6%	77.4%
Renovation	379	26.6%	284,423	12.2%	78.3% - 66.2%
	1,423	100.0%	$2,322,440	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of March 31, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	643	45.2%	$1,354,611	58.3%
Washington	167	11.7%	255,253	11.0%
New York	39	2.7%	115,522	5.0%
Other U.S.	574	40.3%	597,054	25.7%
	1,423	99.9%	$2,322,440	100.0%

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

At March 31, 2022, we recorded a net deferred tax liability of $642.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held within taxable entities.

For the three months and March 31, 2022, we recognized deferred tax expense of $201.3 million, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of March 31, 2022, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2021.

The ultimate duration and impact of the COVID-19 pandemic, and to a lesser extent the war in Ukraine, and response thereto remain uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2022; however, uncertainty over the ultimate impact COVID-19 and the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and the war in Ukraine. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table summarizes the changes in our results of operations for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$456,400	$464,200	$(7,800)
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(200,325) and $(267,880), respectively)	575,393	(154,021)	729,414
Servicing revenue, net	1,031,793	310,179	721,614
Interest income	225,413	217,555	7,858
Gain on originated residential mortgage loans, held-for-sale, net	471,996	569,815	(97,819)
	1,729,202	1,097,549	631,653
Expenses
Interest expense and warehouse line fees	138,833	141,936	(3,103)
General and administrative	246,238	289,861	(43,623)
Compensation and benefits	392,619	441,891	(49,272)
Management fee to affiliate	25,189	25,772	(583)
	802,879	899,460	(96,581)
Other Income (Loss)
Change in fair value of investments	(147,119)	10,499	(157,618)
Gain (loss) on settlement of investments, net	61,184	(45,642)	106,826
Other income (loss), net	56,072	54,271	1,801
	(29,863)	19,128	(48,991)
Impairment
Provision (reversal) for credit losses on securities	711	(181)	892
Valuation and credit loss provision (reversal) on loans and real estate owned (REO)	3,029	74	2,955
	3,740	(107)	3,847
Income Before Income Taxes	892,720	217,324	675,396
Income tax expense (benefit)	202,789	29,485	173,304
Net Income	$689,931	$187,839	$502,092
Noncontrolling interests in income (loss) of consolidated subsidiaries	5,609	4,908	701
Dividends on preferred stock	22,461	22,495	(34)
Net Income Attributable to Common Stockholders	$661,861	$160,436	$501,425

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$421,555	$450,042	$(28,487)
Ancillary and other fees	34,845	14,158	20,687
Servicing fee revenue and fees	456,400	464,200	(7,800)
Change in fair value due to:
Realization of cash flows	(200,325)	(267,880)	67,555
Change in valuation inputs and assumptions(A)	845,037	106,875	738,162
Change in fair value of derivative instruments	7,189	11,083	(3,894)
(Gain) loss realized	306	19,498	(19,192)
Gain (loss) on settlement of derivative instruments	(76,814)	(23,597)	(53,217)
Servicing revenue, net	$1,031,793	$310,179	$721,614
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Changes in interest and prepayment rates	$969,165	$90,185	$878,980
Changes in discount rates	(65,317)	—	(65,317)
Changes in other factors	(58,811)	16,690	(75,501)
Change in valuation and assumptions	$845,037	$106,875	$738,162

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2022	December 31, 2021	QoQ Change
GSE	$376,795.2	$374,815.6	$1,979.6
Non-Agency	60,341.6	63,851.1	(3,509.5)
Ginnie Mae	111,972.2	109,946.4	2,025.8
Total	$549,109.0	$548,613.1	$495.9

Servicing revenue, net increased $721.6 million, primarily driven by a $738.2 million net increase in mark-to-market adjustments on our MSR portfolio, and a $67.6 million net decrease in realization of cash flows. The positive mark-to-market adjustments of $845.0 million for the three months ended March 31, 2022 were primarily driven by changes in assumptions related to slower prepayment rates and higher float income due to rate sell off observed during the quarter.

Interest Income

Interest income increased by $7.9 million quarter over quarter, primarily driven by higher interest rates during the period.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended
	March 31, 2022	December 31, 2021
Direct to Consumer	3.14%	3.22%
Retail / Joint Venture	2.85%	3.42%
Wholesale	0.90%	0.91%
Correspondent	0.13%	0.20%
	1.53%	1.65%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2022	December 31, 2021	QoQ Change
Production by Channel
Direct to Consumer	$4,425	$6,680	$(2,255)
Retail / Joint Venture	6,404	9,168	(2,764)
Wholesale	4,646	6,628	(1,982)
Correspondent	11,401	15,645	(4,244)
Total Production by Channel	$26,876	$38,121	$(11,245)

Gain on originated residential mortgage loans, held-for-sale, net decreased $97.8 million primarily driven by a reduction in the pull through adjusted lock volume attributable to an increase in interest rates during the quarter. Gain on sale margin for the three months ended March 31, 2022 was 1.53%, 12 bps lower than 1.65% for the prior quarter. For the three months ended March 31, 2022, loan origination volume was $26.9 billion, down from $38.1 billion in the prior quarter as production in all four channels continued to decrease to more historical levels.

Interest Expense and Warehouse Line Fees

Interest expense decreased by $3.1 million quarter over quarter primarily due to lower loan fundings on our secured financing warehouse lines, partially offset by higher interest expense driven by an increase in interest rates during the quarter.

General and Administrative

General and Administrative expenses consists of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Legal and professional	$28,586	$35,889	$(7,303)
Loan origination	39,901	59,347	(19,446)
Occupancy	29,777	31,433	(1,656)
Subservicing	46,808	62,616	(15,808)
Loan servicing	5,304	3,158	2,146
Property and maintenance	23,603	21,867	1,736
Other	72,259	75,551	(3,292)
Total	$246,238	$289,861	$(43,623)

General and administrative expenses decreased $43.6 million quarter over quarter, primarily driven by a reduction in loan origination expenses of $19.4 million related to the decrease in loan production and a reduction in subservicing expense of $15.8 million related to reclasses to subservicing fees on the HLSS portfolio during the fourth quarter of 2021, as well as a decrease in UPB and transfers of servicing from external services to internal servicers.

Compensation and Benefits

Compensation and benefits expense decreased $49.3 million quarter over quarter, primarily due to lower headcount within our operating companies and reduced commissions and bonuses commensurate with lower loan production.

Change in Fair Value of Investments

Change in Fair Value of Investments consists of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Excess MSRs	$(2,630)	$(1,412)	$(1,218)
Excess MSRs, equity method investees	1,703	397	1,306
Servicer advance investments	(483)	(2,541)	2,058
Real estate and other securities	(605,295)	(64,360)	(540,935)
Residential mortgage loans	(106,920)	774	(107,694)
Consumer loans	(13,733)	(6,795)	(6,938)
Mortgage loans receivable	5,542	—	5,542
Derivative instruments	574,697	84,436	490,261
Change in fair value of investments	$(147,119)	$10,499	$(157,618)

Change in Fair Value of Real Estate and Other Securities

Change in fair value of investments in real estate securities decreased $540.9 million, primarily driven by unfavorable changes in the fair value of Agency securities attributable to an increase in interest rates during the quarter.

Change in Fair Value of Residential Mortgage Loans

Change in fair value of investments in residential mortgage loans decreased $107.7 million, primarily due to unfavorable changes in valuation inputs and assumptions largely attributable to an increase in interest rates during the quarter and decreases in loan pricing in the market.

Change in Fair Value of Consumer Loans

Change in fair value of consumer loans decreased $6.9 million, primarily due to unfavorable changes in inputs and assumptions, including lower projected recoveries.

Change in Fair Value of Derivative Instruments

Change in fair value of derivative instruments increased $490.3 million, driven by favorable changes in inputs and assumptions on interest rate swaps used as economic hedges within our investment portfolio—i.e., the current outstanding swap positions are primarily fixed payors and higher interest rates during the quarter resulted in favorable mark to market adjustments.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Sale of real estate securities	$(1,557)	$(311)	$(1,246)
Sale of acquired residential mortgage loans	50,419	4,276	46,143
Settlement of derivatives	47,475	(19,668)	67,143
Liquidated residential mortgage loans	(29,932)	(78)	(29,854)
Sale of REO	(2,090)	(2,808)	718
Extinguishment of debt	—	(1,568)	1,568
Other	(3,131)	(25,485)	22,354
	$61,184	$(45,642)	$106,826

Gain on settlement of investments, net increased $106.8 million during the first quarter of 2022, primarily due to net realized gains on loan sales and settlement of derivatives, partially offset by an increase in realized losses associated with collapse loan purchases.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended
	March 31, 2022	December 31, 2021	QoQ Change
Unrealized gain (loss) on secured notes and bonds payable	$7,194	$7,746	$(552)
Rental revenue	8,129	5,919	2,210
Property and maintenance revenue	34,305	31,032	3,273
Other income (loss)	6,444	9,574	(3,130)
	$56,072	$54,271	$1,801

Other income increased $1.8 million, primarily due to an increase of $3.3 million in property and maintenance revenue at Guardian Asset Management and an increase of $2.2 million in rental property revenue from our SFR business.

Income Tax Expense

Income tax expense increased $173.3 million, primarily driven by changes in the fair value of MSRs, loans, and swaps held within taxable entities, offset partially by the deferral of income related to capitalized MSRs.

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

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, management fees, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at March 31, 2022 was $1,671.2 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez, and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of March 31, 2022, approximately $1,126.1 million of our cash and cash equivalents were held at NRM, Newrez, and Caliber, of which $955.7 million were in excess of regulatory liquidity requirements. NRM, Newrez, and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2022, we had outstanding secured financing agreements with an aggregate face amount of approximately $17.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition,

$4.8 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

While market volatility attributable to COVID-19 has subsided, it is possible that volatility may increase again due to the continued uncertainty brought about by the initial COVID-19 strain as well as its evolving variants. Consequently, our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our assets that cover the outstanding borrowings.

In February 2022, the FHFA released re-proposed Enterprise Single Family Seller/Servicers Eligibility Requirements for comment. The FHFA's re-proposed requirements, if adopted, would increase our capital and liquidity requirements and, as a result, would lower our returns on capital.

With respect to the next 12 months, we expect that our cash on hand combined with our cash flow provided by operations and our ability to roll our secured financing agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, loan origination and operating expenses. Our ability to roll over short-term borrowings is critical to our liquidity outlook. We have a significant amount of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	March 31, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$6,499,733	$6,496,986	Apr-22 to Sep-25	2.02%	0.8	$7,301,583	$7,243,197	$7,151,031	21.0	$10,138,297
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,089,677	1,089,677	Dec-23	2.59%	1.7	1,314,181	1,314,181	1,327,176	0.7	1,252,660
Agency RMBS(D)	8,852,537	8,852,537	Apr-22 to Jun-22	0.23%	0.1	9,076,373	9,335,810	8,530,172	9.1	8,386,538
Non-Agency RMBS(E)	634,347	634,347	Apr-22 to Oct-23	2.81%	0.1	14,324,636	902,889	931,034	3.2	656,874
SFR properties(E)	208,326	208,326	Dec-22	2.77%	0.7	N/A	292,626	292,626	N/A	158,515
Total Secured Financing Agreements	17,284,620	17,281,873		1.18%	0.4					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	3.4	76,449,292	268,120	330,248	6.7	237,835
MSRs(H)	4,538,376	4,528,074	Dec-22 to Dec-26	3.53%	3.0	529,125,502	5,668,359	7,610,826	6.8	4,234,771
Servicer Advance Investments(I)	329,437	328,586	Apr-22 to Dec-22	1.22%	0.7	354,566	375,232	390,770	7.3	355,722
Servicer Advances(I)	2,249,796	2,244,605	May-22 to Nov-24	2.32%	1.4	2,712,916	2,652,210	2,652,210	0.7	2,355,969
Residential Mortgage Loans(J)	775,179	774,476	Mar-24 to Jul-43	1.43%	2.7	782,973	784,969	784,969	26.8	802,526
Consumer Loans(K)	419,866	413,881	Sep-37	2.06%	8.1	414,800	426,933	462,023	3.2	458,580
SFR Properties	437,660	437,414	Mar-23 - Feb-27	3.21%	3.3	N/A	483,268	483,268	N/A	199,407
Mortgage Loans Receivable(L)	324,062	324,062	Dec-26	4.21%	4.7	356,514	356,514	356,514	0.4	—
Total Secured Notes and Bonds Payable	9,302,873	9,279,595		2.93%	2.8					8,644,810
Total/ Weighted Average	$26,587,493	$26,561,468		1.80%	1.3					$29,237,694

(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $21.3 million of associated accrued interest payable as of March 31, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $240.1 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.4 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $2.2 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(I)$1.8 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents (i) $25.2 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $366.8 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).
(L)Reflects the 2022-RTL1 Securitization. Refer to Note 20 for details.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $17.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2022
	Outstanding Balance at March 31, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,852,537	$9,015,478	$11,494,782	0.20%
Non-Agency RMBS	634,347	646,092	667,277	2.59%
Residential mortgage loans	6,010,632	7,477,038	11,167,266	1.90%
Real estate owned	3,948	4,703	5,168	2.29%
Secured Notes and Bonds Payable
MSRs	592,000	521,267	592,000	3.47%
Servicer advances	852,128	1,051,673	1,242,051	1.70%
Total/weighted average	$16,945,592	$18,716,251	$25,168,544	1.08%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Secured Financing Agreements
Agency RMBS	$9,015,478	$8,789,698	$10,098,123	$15,169,877
Non-Agency RMBS	646,092	711,931	715,802	724,014
Residential mortgage loans	7,477,038	8,497,137	4,879,365	4,622,809
Real estate owned	4,703	5,609	9,923	19,294
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

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of our common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of March 31, 2022, the weighted average exercise price was $6.40 per share.

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

For additional information on our debt activities, see Note 18 to our Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2022, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2022	$710,834	$13,307,583	$14,018,417
2023	1,200,000	4,790,712	5,990,712
2024	1,196,018	1,358,936	2,554,954
2025	—	1,954,100	1,954,100
2026	—	1,906,939	1,906,939
2027 and thereafter	445,044	267,327	712,371
	$3,551,896	$23,585,597	$27,137,493
(A)Includes secured notes and bonds payable of $3.6 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $17.3 billion and $6.3 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.8% and 32%, respectively, and for residential mortgage loans and SFR Properties were 9% and 29%, respectively, during the three months ended March 31, 2022.

Borrowing Capacity

The following table summarizes our borrowing capacity as of March 31, 2022 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,353,992	$3,050,672	$2,303,320
Loan origination	16,404,154	5,497,064	10,907,090
Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,582,219	4,538,376	1,043,843
Servicer advances	4,033,346	2,579,233	1,454,113
Residential mortgage loans	200,000	170,335	29,665
	$31,860,091	$16,064,177	$15,795,914
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of March 31, 2022.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	—
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.32
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

Approximately 2.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals as of March 31, 2022.

On April 14, 2021, we priced our underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Manager for its successful efforts in raising capital for us, we granted options to the Manager relating to 5.2 million shares of New Residential’s common stock at $10.10 per share. We used the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the Caliber acquisition in the third quarter of 2021.

On May 19, 2021, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2022.

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

In December 2021, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2022. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. No share repurchases have been made as of the filing of this report. Repurchases may impact our financial results, including fees paid to our Manager. During the three months ended March 31, 2022, we repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

The following table summarizes outstanding options as of March 31, 2022:

Held by the Manager	18,467,776
Issued to the Manager and subsequently assigned to certain of the Manager’s employees	3,004,214
Issued to the independent directors	6,000
Total	21,477,990

As of March 31, 2022, our outstanding options had a weighted average exercise price of $13.82.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2021	April 2021	$0.20
June 30, 2021	July 2021	0.20
September 30, 2021	October 2021	0.25
December 31, 2021	January 2022	0.25
March 31, 2022	April 2022	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents, and restricted cash for the periods presented:

	Three Months Ended
	March 31, 2022	December 31, 2021	Change
Beginning of period — cash, cash equivalents, and restricted cash	$1,528,442	$1,561,423	$(32,981)

Net cash provided by (used in) operating activities	3,890,152	3,570,367	319,785
Net cash provided by (used in) investing activities	(736,320)	(500,790)	(235,530)
Net cash provided by (used in) financing activities	(2,716,060)	(3,102,558)	386,498

Net increase (decrease) in cash, cash equivalents, and restricted cash	437,772	(32,981)	470,753

End of period — cash, cash equivalents, and restricted cash	$1,966,214	$1,528,442	$437,772

Operating Activities

Net cash provided by operating activities were approximately $3.9 billion and $3.6 billion for the three months ended March 31, 2022 and December 31, 2021, respectively. Operating cash inflows for the three months March 31, 2022 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received, and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations, management fees paid to the Manager, and subservicing fees paid.

Investing Activities

Cash flows (used in) investing activities were $(0.7) billion and $(0.5) billion for the three months ended March 31, 2022 and December 31, 2021, respectively. Investing activities for the three months March 31, 2022 primarily consisted of cash paid for SFR properties, real estate securities, and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Cash flows (used in) financing activities were approximately $(2.7) billion and $(3.1) billion for the three months ended March 31, 2022 and December 31, 2021, respectively. Financing activities for the three months March 31, 2022 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.
INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.0 billion. As of March 31, 2022, there was $11.7 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

As of March 31, 2022, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2022 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2022:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 25 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2022, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $237.9 million of unfunded and available revolving credit privileges as of March 31, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $672.3 million of additional advances on existing mortgage loans as of March 31, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to national, international, and other regulatory guidance for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted with precision. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, started replacing U.S. dollar LIBOR with SOFR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. Any additional changes announced by the regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. See Part II, Item 1A, Risk Factors—Risks Related to Our Business—Changes in banks’ inter-bank lending rate reporting practices or how the method pursuant to which LIBOR or SOFR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR or SOFR.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	March 31, 2022	December 31, 2021
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+398.5	+488.5
+25bps	+200.8	+253.6
-25bps	-200.8	-253.6
-50bps	-402.4	-519.8

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

	March 31, 2022	December 31, 2021
Mortgage basis change (bps)	Estimated Change in Fair Value (in millions)
+20bps	+73.0	+145.4
+10bps	+37.1	+76.5
-10bps	-37.1	-76.5
-20bps	-74.6	-157.9

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of March 31, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2022	$5,318,541
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,667,512	$5,487,121	$5,158,271	$5,008,085
Change in estimated fair value:
Amount	$348,971	$168,580	$(160,270)	$(310,456)
Percentage	6.6%	3.2%	(3.0)%	(5.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,676,780	$5,489,179	$5,159,360	$5,012,507
Change in estimated fair value:
Amount	$358,239	$170,638	$(159,181)	$(306,034)
Percentage	6.7%	3.2%	(3.0)%	(5.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,366,308	$5,342,879	$5,284,451	$5,249,618
Change in estimated fair value:
Amount	$47,767	$24,338	$(34,090)	$(68,923)
Percentage	0.9%	0.5%	(0.6)%	(1.3)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,276,151	$5,297,048	$5,338,842	$5,359,725
Change in estimated fair value:
Amount	$(42,390)	$(21,493)	$20,301	$41,184
Percentage	(0.8)%	(0.4)%	0.4%	0.8%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2022	$857,998
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$933,055	$893,987	$824,758	$793,979
Change in estimated fair value:
Amount	$75,057	$35,989	$(33,240)	$(64,019)
Percentage	8.7%	4.2%	(3.9)%	(7.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$899,535	$876,543	$843,341	$831,485
Change in estimated fair value:
Amount	$41,537	$18,545	$(14,657)	$(26,513)
Percentage	4.8%	2.2%	(1.7)%	(3.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$892,395	$869,914	$824,479	$801,544
Change in estimated fair value:
Amount	$34,397	$11,916	$(33,519)	$(56,454)
Percentage	4.0%	1.4%	(3.9)%	(6.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$847,878	$852,939	$863,061	$868,122
Change in estimated fair value:
Amount	$(10,120)	$(5,059)	$5,063	$10,124
Percentage	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of March 31, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at March 31, 2022	$1,787,926
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,910,435	$1,847,139	$1,732,437	$1,680,351
Change in estimated fair value:
Amount	$122,509	$59,213	$(55,489)	$(107,575)
Percentage	6.9%	3.3%	(3.1)%	(6.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,933,306	$1,857,427	$1,723,885	$1,664,572
Change in estimated fair value:
Amount	$145,380	$69,501	$(64,041)	$(123,354)
Percentage	8.1%	3.9%	(3.6)%	(6.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,881,918	$1,837,855	$1,732,665	$1,672,750
Change in estimated fair value:
Amount	$93,992	$49,929	$(55,261)	$(115,176)
Percentage	5.3%	2.8%	(3.1)%	(6.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,773,834	$1,780,947	$1,795,174	$1,802,282
Change in estimated fair value:
Amount	$(14,092)	$(6,979)	$7,248	$14,356
Percentage	(0.8)%	(0.4)%	0.4%	0.8%

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

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to Our Manager, (iii) Risks Related to the Financial Markets, (iv) Risks Related to Our Taxation as a REIT, and (v) Risks Related to Our Stock. However, these categories do overlap and should not be considered exclusive.

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

•U.S. and other governmental authorities, including FHFA, HUD, the CFPB and the Federal Reserve, have taken certain actions that are intended to ameliorate the macroeconomic effects of the pandemic, and the potential impact of such actions on our business remains uncertain. For example, on March 27, 2020, the CARES Act was enacted to provide financial assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act also provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing and loan forgiveness/forbearance. The CARES Act, among other things, provides any homeowner with a federally-backed mortgage who is experiencing financial hardship the option of up to six months of forbearance on their mortgage payments, with a potential to extend that forbearance up to an additional twelve months. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. As a result of the CARES Act forbearance requirements, we expect to continue to experience elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses. During the forbearance period, no additional fees, penalties or interest can accrue on the homeowner’s account. The CARES Act also established a temporary moratorium on foreclosures and the CFPB established requirements to be able to proceed with a foreclosure. Additionally, the CARES Act, and later the Centers for Disease Control and Prevention (“CDC”), imposed a nationwide temporary federal moratorium on residential evictions for nonpayment of rent. Unprecedented numbers of forbearances were requested as a result of the CARES Act and various executive orders and legislation in different states requiring servicers to administer forbearances. Extensive use by the public of the relief provided by the CARES Act, the CDC, the CFPB and other governmental authorities can have a negative impact on our financial results. However, none of the programs or legislation offered any liquidity initiatives to support servicers’ advancing obligations, other than the Pass-Through Assistance Program offered by Ginnie Mae. As a result, we may not be eligible for any such relief and there is no assurance that any relief programs or initiatives will be effective, sufficient or otherwise have a positive impact on our business. During 2020 and 2021, elevated prepayment activity was sufficient to cover principal and interest payment advances required under the CARES Act, however, in the future elevated prepayment activity may be insufficient to cover required principal and interest advances. The effects of the CARES Act forbearance requirements could continue to reduce our servicing fee income and increase our servicing expenses due to the increased number of delinquent loans, increased levels of forbearance that have been granted or could be granted in the future, as well as the resolution of loans that may ultimately default as the result of the ongoing COVID-19 pandemic. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the ongoing COVID-19 pandemic.

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

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 19 to our Consolidated Financial Statements.

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

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio. As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of March 31, 2022, New Residential holds approximately $1.7 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

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

As of March 31, 2022, 24.9% and 17.8% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.6% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of March 31, 2022, 39.1% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 60.9% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold significant portions of our investments and activities through TRSs, including Servicer Advance Investments, MSRs and origination and servicing activities, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

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

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)

4.4	Specimen Series D Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed September 17, 2021)

4.5	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.6	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.7	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.8	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.9	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.10	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.11	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.12	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

4.13	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

Exhibit Number	Exhibit Description

4.14	Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

4.15	Description of Securities Registered under Section 12 of the Exchange Act

10.1	Third Amended and Restated Management and Advisory Agreement, dated as of May 7, 2015, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.4 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015)

10.2	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.3	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.4	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.6	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.8	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.12	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.14	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.16	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description

10.17	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.24	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.33	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description

10.34	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.36	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.37	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.38	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.39	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.41#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.44#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.45#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.46#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.47	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.48#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

Exhibit Number	Exhibit Description

10.49#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.51	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.52	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.53#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.54#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.55#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

May 5, 2022

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 5, 2022