Form 10-Q
period 2022-06-30
Rithm Capital Corp.
filed 2022-08-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________

Commission File Number: 001-35777

Rithm Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Name of each exchange on which registered:
Common Stock, $0.01 par value per share	RITM	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	RITM PR D	New York Stock Exchange
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
Common stock, $0.01 par value per share: 466,856,753 shares outstanding as of July 29, 2022.

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
•our ability to attract and retain highly skilled management and other personnel;
•impact from our past and future acquisitions, and our ability to successfully integrate the acquired assets and assumed liabilities;
•risks relating to the Company entering into an Internalization Agreement (the “Internalization Agreement”) with FIG LLC (the “Former Manager”) and the impact on the Company’s management functions and business and operations;
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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Capital Corp. (the “Company,” “Rithm Capital” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Excess mortgage servicing rights, at fair value	$337,050	$344,947
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	8,626,409	6,858,803
Servicer advance investments, at fair value(A)	379,901	421,807
Real estate and other securities	7,988,802	9,396,539
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	934,479	1,077,224
Residential mortgage loans, held-for-sale ($5,293,936 and $11,214,924 at fair value, respectively)	5,410,989	11,347,845
Single-family rental properties, held-for-investment	927,227	579,607
Mortgage loans receivable, at fair value(A)	1,756,079	1,515,762
Residential mortgage loans subject to repurchase(B)	1,758,509	1,787,314
Cash and cash equivalents(A)	1,510,848	1,332,575
Restricted cash(A)	433,960	195,867
Servicer advances receivable(A)	2,560,696	2,855,148
Other assets(A)	1,928,898	2,028,752
	$34,553,847	$39,742,190
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$13,967,234	$20,592,884
Secured notes and bonds payable ($380,662 and $511,107 at fair value, respectively)(A)	9,322,026	8,644,810
Residential mortgage loan repurchase liability(B)	1,758,509	1,787,314
Unsecured senior notes, net of issuance costs	544,167	543,293
Due to affiliates	—	17,819
Dividends payable	127,913	127,922
Accrued expenses and other liabilities(A)	1,771,000	1,358,768
	27,490,849	33,072,810
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,038,000 and 52,210,000 issued and outstanding, $1,300,959 and $1,305,250 aggregate liquidation preference, respectively	1,258,667	1,262,481
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,856,753 and 466,758,266 issued and outstanding, respectively	4,670	4,669
Additional paid-in capital	6,060,740	6,059,671
Retained earnings (accumulated deficit)	(387,870)	(813,042)
Accumulated other comprehensive income	57,620	90,253
Total Rithm Capital stockholders’ equity	6,993,827	6,604,032
Noncontrolling interests in equity of consolidated subsidiaries(A)	69,171	65,348
Total equity	7,062,998	6,669,380
	$34,553,847	$39,742,190
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of June 30, 2022, and December 31, 2021, total assets of consolidated VIEs were $3.6 billion and $2.8 billion, respectively, and total liabilities of consolidated VIEs were $2.9 billion and $2.1 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,478	$356,176	$925,878	$704,460
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(180,265), $(297,778), $(380,590), $(637,448), respectively)	336,563	(417,983)	911,956	(225,709)
Servicing revenue, net	806,041	(61,807)	1,837,834	478,751
Interest income	211,648	201,762	437,061	402,709
Gain on originated residential mortgage loans, held-for-sale, net	304,791	286,885	776,787	690,333
	1,322,480	426,840	3,051,682	1,571,793
Expenses
Interest expense and warehouse line fees	150,829	106,539	289,662	225,444
General and administrative	225,271	172,986	471,509	336,847
Compensation and benefits	339,658	194,730	732,277	393,374
Management fee to affiliate	20,985	23,677	46,174	45,839
Termination fee to affiliate	400,000	—	400,000	—
	1,136,743	497,932	1,939,622	1,001,504
Other Income (Loss)
Change in fair value of investments, net	(234,040)	229,900	(381,159)	(9,888)
Gain (loss) on settlement of investments, net	94,936	(78,611)	156,120	(90,603)
Other income (loss), net	59,388	64,452	111,720	74,446
	(79,716)	215,741	(113,319)	(26,045)
Income Before Income Taxes	106,021	144,649	998,741	544,244
Income tax expense (benefit)	72,690	(1,077)	275,479	97,182
Net Income	$33,331	$145,726	$723,262	$447,062
Noncontrolling interests in income of consolidated subsidiaries	14,182	10,053	19,791	19,447
Dividends on preferred stock	22,427	14,358	44,888	28,716
Net Income (Loss) Attributable to Common Stockholders	$(3,278)	$121,315	$658,583	$398,899

Net Income (Loss) Per Share of Common Stock
Basic	$(0.01)	$0.27	$1.41	$0.92
Diluted	$(0.01)	$0.26	$1.36	$0.88
Weighted Average Number of Shares of Common Stock Outstanding
Basic	466,804,548	456,312,486	466,795,119	435,668,683
Diluted	466,804,548	472,729,245	484,494,108	451,229,665

Dividends Declared per Share of Common Stock	$0.25	$0.20	$0.50	$0.40

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$33,331	$145,726	$723,262	$447,062
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(9,575)	9,949	(32,633)	21,139
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	(823)	—	(5,325)
Comprehensive income	23,756	154,852	690,629	462,876
Comprehensive income attributable to noncontrolling interests	14,182	10,053	19,791	19,447
Dividends on preferred stock	22,427	14,358	44,888	28,716
Comprehensive income (loss) attributable to common stockholders	$(12,853)	$130,441	$625,950	$414,713

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	52,038,342	$1,258,667	466,786,526	$4,669	$6,059,981	$(267,878)	$67,195	$7,122,634	$62,078	$7,184,712
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,714)	—	(116,714)	—	(116,714)
Dividends declared on preferred stock	—	—	—	—	—	(22,427)	—	(22,427)	—	(22,427)
Capital distributions	—	—	—	—	—	—	—	—	(7,089)	(7,089)
Director share grants	—	—	70,227	1	759	—	—	760	—	760
Comprehensive income (loss)
Net income	—	—	—	—	—	19,149	—	19,149	14,182	33,331
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(9,575)	(9,575)	—	(9,575)
Total comprehensive income (loss)								9,574	14,182	23,756
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	33,610,000	$812,992	414,797,263	$4,149	$5,547,607	$(914,304)	$72,385	$5,522,829	$98,984	$5,621,813
Dividends declared on common stock, $0.20 per share	—	—	—	—	—	(93,316)	—	(93,316)	—	(93,316)
Dividends declared on preferred stock	—	—	—	—	—	(14,358)	—	(14,358)	—	(14,358)
Capital distributions	—	—	—	—	—	—	—	—	(14,937)	(14,937)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Director share grants	—	—	57,657	1	609	—	—	610	—	610
Comprehensive income (loss)
Net income	—	—	—	—	—	135,673	—	135,673	10,053	145,726
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	9,949	9,949	—	9,949
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(823)	(823)	—	(823)
Total comprehensive income (loss)								144,799	10,053	154,852
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(233,411)	—	(233,411)	—	(233,411)
Dividends declared on preferred stock	—	—	—	—	—	(44,888)	—	(44,888)	—	(44,888)
Capital distributions	—	—	—	—	—	—	—	—	(15,968)	(15,968)
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—		(3,814)	—	(3,814)
Director share grants	—	—	98,487	1	1,069	—	—	1,070	—	1,070
Comprehensive income (loss)
Net income	—	—	—	—	—	703,471	—	703,471	19,791	723,262
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(32,633)	(32,633)	—	(32,633)
Total comprehensive income (loss)								670,838	19,791	690,629
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.40 per share	—	—	—	—	—	(176,275)	—	(176,275)	—	(176,275)
Dividends declared on preferred stock	—	—	—	—	—	(28,716)	—	(28,716)	—	(28,716)
Capital distributions	—	—	—	—	—	—	—	—	(34,015)	(34,015)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Director share grants	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income	—	—	—	—	—	427,615	—	427,615	19,447	447,062
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	21,139	21,139	—	21,139
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(5,325)	(5,325)	—	(5,325)
Total comprehensive income (loss)								443,429	19,447	462,876
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$723,262	$447,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	381,159	9,888
Change in fair value of equity investments	9,111	4,617
Change in fair value of secured notes and bonds payable	(35,151)	(1,216)
(Gain) loss on settlement of investments, net	(156,120)	90,603
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(776,787)	(690,333)
(Gain) loss on transfer of loans to REO	(4,039)	(4,111)
Accretion and other amortization	(34,731)	(31,617)
Provision (reversal) for credit losses on securities, loans and real estate owned	7,528	(54,015)
Non-cash portions of servicing revenue, net	(981,581)	172,721
Deferred tax provision	275,458	92,195
Mortgage loans originated and purchased for sale, net of fees	(50,321,003)	(54,274,103)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	55,755,342	52,783,316
Interest received from servicer advance investments, RMBS, loans and other	31,394	74,776
Changes in:
Servicer advances receivable, net	294,452	253,577
Other assets	72,498	224,180
Due to affiliates	(17,819)	(768)
Accrued expenses and other liabilities	132,325	(111,133)
Net cash provided by (used in) operating activities	5,355,298	(1,014,361)
Cash Flows From Investing Activities
Purchase of servicer advance investments	(500,000)	(667,080)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(603)	(11,409)
Purchase of RMBS	(1,052,724)	(6,098,841)
Purchase of residential mortgage loans	(7,182)	—
Purchase of SFR properties, real estate owned and other assets	(355,002)	(453,878)
Draws on revolving consumer loans	(14,350)	(13,544)
Net settlement of derivatives	279,306	(85,206)
Return of investments in Excess MSRs	7,873	28,002
Principal repayments from servicer advance investments	541,868	698,476
Principal repayments from RMBS	687,624	1,291,429
Principal repayments from residential mortgage loans	49,806	59,086
Principal repayments from consumer loans	79,298	109,068
Principal repayments from MSRs and MSR financing receivables	1,216	675
Proceeds from sale of MSRs and MSR financing receivables	2,105	53,244
Proceeds from sale of RMBS	738,887	2,686,857
Proceeds from sale of real estate owned	7,210	28,996
Net cash provided by (used in) investing activities	465,332	(2,374,125)
Continued on next page.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Financing Activities
Repayments of secured financing agreements	(23,318,214)	(39,544,668)
Repayments of warehouse credit facilities	(56,240,720)	(52,015,640)
Net settlement of margin deposits under repurchase agreements and derivatives	812,477	(176,004)
Repayments of secured notes and bonds payable	(2,220,042)	(4,058,588)
Deferred financing fees	(1,398)	(1,332)
Dividends paid on common and preferred stock	(278,293)	(194,624)
Borrowings under secured financing agreements	21,936,667	41,670,409
Borrowings under warehouse credit facilities	50,995,092	53,628,840
Borrowings under secured notes and bonds payable	2,929,949	3,716,891
Issuance of common stock	—	512,012
Repurchase of preferred stock	(3,814)	—
Costs related to issuance of common stock	—	(525)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(15,968)	(34,015)
Net cash provided by (used in) financing activities	(5,404,264)	3,502,756

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	416,366	114,270

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$1,528,442	$1,080,473

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,944,808	$1,194,743

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	280,007	231,658
Cash paid during the period for income taxes	1,636	14,489
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	139,141	107,673
Transfer from residential mortgage loans to real estate owned and other assets	4,890	25,583
Real estate securities retained from loan securitizations	100,324	90,797
Residential mortgage loans subject to repurchase	1,758,509	1,308,242

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    BUSINESS AND ORGANIZATION

In June 2022, New Residential Investment Corp. (“New Residential” or “NRZ”) announced it was changing its name to Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” or the “Company”). The name change became effective on August 1, 2022. As of August 2, 2022 the Company’s ticker symbol on the New York Stock Exchange changed from “NRZ” to “RITM.”

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). For its services, the Former Manager was entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. On June 17, 2022 Rithm Capital entered into an Internalization Agreement with the Former Manager (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective June 17, 2022 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, Rithm Capital ceased to be externally managed and operates as an internally managed REIT. On June 17, 2022 the Company and the Former Manager also entered into a Transition Services Agreement (the “Transition Services Agreement”), pursuant to which the Former Manager provides (or causes to be provided), at cost, all of the services it was previously providing to the Company immediately prior to the Effective Date until the earliest to occur of (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022. The Transition Services Agreement may be terminated earlier in accordance with its terms or if the Company and the Former Manager agree that no further services are required. The Company may elect to terminate any individual service at any time upon written notice to the Former Manager. In connection with the termination of the Management Agreement, the Company agreed to pay the Former Manager $400.0 million. Refer to Notes 22 and 23 for further discussion.

Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. Rithm Capital is an independent publicly traded REIT primarily focused on providing capital and services to the mortgage and financial services industries. Rithm Capital’s investment portfolio is composed of mortgage servicing related assets (full and excess MSRs and servicer advances), residential securities (and associated call rights), properties (including single family rental) and loans, mortgage loans, and consumer loans. Rithm Capital’s investments in operating entities include leading origination and servicing platforms held through its wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber”) (together with Newrez, “Mortgage Company”), and Genesis Capital LLC (“Genesis”), as well as investments in affiliated businesses that provide mortgage related services.

Rithm Capital has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 24, Income Taxes, for additional information regarding Rithm Capital’s taxable REIT subsidiaries.

Rithm Capital, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and the Mortgage Company, is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and the Mortgage Company are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, in the case of the Mortgage Company, Government National Mortgage Association (“Ginnie Mae”). The Mortgage Company is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

The Mortgage Company originates, sells and securitizes conventional (conforming to the underwriting standards of Fannie Mae or Freddie Mac; collectively referred to as “Agency” loans), government-insured Federal Housing Administration (“FHA”) and Department of Veterans Affairs (“VA”), and U.S. Department of Agriculture (“USDA”) and non-qualified (“Non-QM”) residential mortgage loans. The GSEs or Ginnie Mae guarantee securitizations are completed under their applicable policies and guidelines. Rithm Capital generally retains the right to service the underlying residential mortgage loans sold and securitized by the Mortgage Company. NRM and the Mortgage Company are required to conduct aspects of their operations in accordance with applicable policies and guidelines published by FHA, VA, USDA, Fannie Mae, Freddie Mac and Ginnie Mae.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2022, Rithm Capital conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The Consolidated Financial Statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Restructuring Charges — The termination of the Management Agreement was a material change in the management structure of the business and is accounted for under ASC 420, Exit or Disposal Cost Obligations. The termination fee payment to the Former Manager under the Internalization Agreement is recorded within Termination Fee to Affiliate in the Consolidated Statements of Income with a corresponding liability recorded within Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets. See Note 25 for additional discussion of the restructuring charges related to the Internalization.

Risks and Uncertainties — In the normal course of business, Rithm Capital encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-Agency RMBS and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The mortgage and financial industries are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility and inflationary pressures. In addition, the ongoing COVID-19 pandemic continues to impact the U.S. and world economies and has contributed to volatility in global financial and credit markets. Should macroeconomic conditions continue to worsen, there is no assurance that such conditions will not result in an overall decline in the fair value of many assets, including those in which the Company invests. The ultimate duration and impact of the current economic environment remain uncertain.

Rithm Capital is subject to significant tax risks. If Rithm Capital were to fail to qualify as a REIT in any taxable year, Rithm Capital would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, Rithm Capital would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and a portion of the Company’s borrower loan agreements incorporate LIBOR as the referenced rate. Some of these debt facilities and borrower loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. In preparation for the phase-out of LIBOR, the Company has adopted and implemented the Secured Overnight Financing Rate (“SOFR”) index for its Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, the Company adopted the allowable contract modification relief optional expedient and has begun amending terms to transition to an alternative benchmark. For the period ended June 30, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging–Contracts in Entity’s Own Equity (Topic 815). The standard simplifies the accounting for convertible instruments by reducing the number of accounting models. A convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The standard also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 was effective for Rithm Capital beginning on January 1, 2022. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

3.    SEGMENT REPORTING

At June 30, 2022, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, management fees and incentive compensation pursuant to the Management Agreement prior to the Internalization effective June 17, 2022, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended June 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$364,698	$104,780	$469,478	$—	$—	$—	$—	$—	$469,478
Change in fair value of MSRs and MSR financing receivables	—	344,893	(8,330)	336,563	—	—	—	—	—	336,563
Servicing revenue, net	—	709,591	96,450	806,041	—	—	—	—	—	806,041
Interest income	46,216	16,757	11,340	74,313	54,584	22,640	18,109	36,748	5,254	211,648
Gain on originated residential mortgage loans, held-for-sale, net	302,610	15,739	—	318,455	—	(13,664)	—	—	—	304,791
Total revenues	348,826	742,087	107,790	1,198,809	54,584	8,976	18,109	36,748	5,254	1,322,480
Interest expense	27,578	41,096	25,788	94,462	20,216	11,332	2,088	12,680	10,051	150,829
G&A and other(B)	349,432	120,395	55,401	525,228	710	11,891	2,160	14,600	431,325	985,914
Total operating expenses	377,010	161,491	81,189	619,690	20,926	23,223	4,248	27,280	441,376	1,136,743
Change in fair value of investments, net	—	(1,780)	(93)	(1,873)	(241,213)	11,399	(7,196)	4,843	—	(234,040)
Gain (loss) on settlement of investments, net	—	(564)	(1,265)	(1,829)	117,179	(4,798)	—	(15,616)	—	94,936
Other income (loss), net	1,832	207	16,280	18,319	(2,127)	29,471	15,725	7,430	(9,430)	59,388
Total other income (loss)	1,832	(2,137)	14,922	14,617	(126,161)	36,072	8,529	(3,343)	(9,430)	(79,716)
Income (loss) before income taxes	(26,352)	578,459	41,523	593,736	(92,503)	21,825	22,390	6,125	(445,552)	106,021
Income tax expense (benefit)	(6,522)	151,236	9,466	154,180	—	(2,480)	1	(3,623)	(75,388)	72,690
Net income (loss)	(19,830)	427,223	32,057	439,556	(92,503)	24,305	22,389	9,748	(370,164)	33,331
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,287	—	41	1,328	—	—	12,854	—	—	14,182
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,427	22,427
Net income (loss) attributable to common stockholders	$(21,117)	$427,223	$32,016	$438,228	$(92,503)	$24,305	$9,535	$9,748	$(392,591)	$(3,278)
(A)Includes elimination of intercompany transactions of $0.1 million primarily related to loan sales.
(B)Includes restructuring charge of $400.0 million in connection with the Internalization. Restructuring charges are reflected within the Corporate segment. See Note 25 for details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Six Months Ended June 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$713,103	$212,775	$925,878	$—	$—	$—	$—	$—	$925,878
Change in fair value of MSRs and MSR financing receivables	—	842,210	69,746	911,956	—	—	—	—	—	911,956
Servicing revenue, net	—	1,555,313	282,521	1,837,834	—	—	—	—	—	1,837,834
Interest income	101,587	28,110	27,042	156,739	110,933	49,629	37,042	71,025	11,693	437,061
Gain on originated residential mortgage loans, held-for-sale, net	709,879	77,501	—	789,885	—	(13,098)	—	—	—	776,787
Total revenues	811,466	1,660,924	309,563	2,784,458	110,933	36,531	37,042	71,025	11,693	3,051,682
Interest expense	57,013	74,802	52,153	183,968	29,245	32,200	4,350	19,649	20,250	289,662
G&A and other(B)	758,190	245,175	111,411	1,114,776	1,482	35,325	4,414	31,008	462,955	1,649,960
Total operating expenses	815,203	319,977	163,564	1,298,744	30,727	67,525	8,764	50,657	483,205	1,939,622
Change in fair value of investments, net	—	(1,812)	(1,502)	(3,314)	(367,162)	(21,349)	(20,929)	31,595	—	(381,159)
Gain (loss) on settlement of investments, net	—	(879)	(3,464)	(4,343)	166,599	40,114	—	(46,250)	—	156,120
Other income (loss), net	3,927	1,088	45,223	50,238	(4,727)	43,787	24,497	7,430	(9,505)	111,720
Total other income (loss)	3,927	(1,603)	40,257	42,581	(205,290)	62,552	3,568	(7,225)	(9,505)	(113,319)
Income (loss) before income taxes	190	1,339,344	186,256	1,528,295	(125,084)	31,558	31,846	13,143	(481,017)	998,741
Income tax expense (benefit)	157	312,155	40,963	353,275	—	1,177	38	(3,623)	(75,388)	275,479
Net income (loss)	33	1,027,189	145,293	1,175,020	(125,084)	30,381	31,808	16,766	(405,629)	723,262
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,694	—	269	1,963	—	—	17,828	—	—	19,791
Dividends on preferred stock	—	—	—	—	—	—	—	—	44,888	44,888
Net income (loss) attributable to common stockholders	$(1,661)	$1,027,189	$145,024	$1,173,057	$(125,084)	$30,381	$13,980	$16,766	$(450,517)	$658,583
(A)Includes elimination of intercompany transactions of $2.5 million primarily related to loan sales.
(B)Includes restructuring charge of $400.0 million in connection with the Internalization. Restructuring charges are reflected within the Corporate segment. See Note 25 for details.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
June 30, 2022
Investments	$3,349,312	$7,156,949	$2,864,161	$13,370,422	$7,988,802	$2,821,898	$423,735	$1,756,079	$—	$26,360,936
Cash and cash equivalents	170,412	653,879	247,676	1,071,967	317,818	1,529	1,730	34,353	83,451	1,510,848
Restricted cash	252,894	75,715	55,989	384,598	10,610	3,672	19,748	15,332	—	433,960
Other assets	669,315	2,343,393	2,325,958	5,338,666	176,823	212,571	32,837	164,169	237,838	6,162,904
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$4,453,769	$10,242,476	$5,498,876	$20,195,121	$8,494,053	$3,039,670	$478,050	$2,025,664	$321,289	$34,553,847
Debt	$3,421,076	$4,650,100	$3,341,447	$11,412,623	$7,660,612	$2,319,649	$357,663	$1,478,636	$604,244	$23,833,427
Other liabilities	363,425	2,424,304	150,330	2,938,059	10,932	339,357	998	21,588	346,488	3,657,422
Total liabilities	3,784,501	7,074,404	3,491,777	14,350,682	7,671,544	2,659,006	358,661	1,500,224	950,732	27,490,849
Total equity	669,268	3,168,072	2,007,099	5,844,439	822,509	380,664	119,389	525,440	(629,443)	7,062,998
Noncontrolling interests in equity of consolidated subsidiaries	13,345	—	9,613	22,958	—	—	46,213	—	—	69,171
Total Rithm Capital stockholders’ equity	$655,923	$3,168,072	$1,997,486	$5,821,481	$822,509	$380,664	$73,176	$525,440	$(629,443)	$6,993,827
Investments in equity method investees	$—	$—	$80,834	$80,834	$—	$—	$—	$—	$—	$80,834

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended June 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(5,077)	$219,070	$142,183	$356,176	$—	$—	$—	$—	$—	$356,176
Change in fair value of MSRs and MSR financing receivables	—	(224,515)	(193,468)	(417,983)	—	—	—	—	—	(417,983)
Servicing revenue, net	(5,077)	(5,445)	(51,285)	(61,807)	—	—	—	—	—	(61,807)
Interest income	31,262	11,316	3,000	45,578	97,960	33,294	24,930	—	—	201,762
Gain on originated residential mortgage loans, held-for-sale, net	268,539	12,794	(56,861)	273,697	(3,638)	16,826	—	—	—	286,885
Total revenues	294,724	18,665	(105,146)	257,468	94,322	50,120	24,930	—	—	426,840
Interest expense	18,960	18,643	25,961	63,564	13,630	17,463	2,873	—	9,009	106,539
G&A and other	200,551	86,956	50,124	337,631	1,034	20,968	2,912	—	28,848	391,393
Total operating expenses	219,511	105,599	76,085	401,195	14,664	38,431	5,785	—	37,857	497,932
Change in fair value of investments, net	—	—	(9,281)	(9,281)	119,565	121,242	(1,626)	—	—	229,900
Gain (loss) on settlement of investments, net	—	(965)	226	(739)	(76,270)	(1,254)	—	—	(348)	(78,611)
Other income (loss), net	138	—	7,660	7,798	1,756	50,858	2,367	—	1,673	64,452
Total other income (loss)	138	(965)	(1,395)	(2,222)	45,051	170,846	741	—	1,325	215,741
Income (loss) before income taxes	75,351	(87,899)	(182,626)	(145,949)	124,709	182,535	19,886	—	(36,532)	144,649
Income tax expense (benefit)	19,030	(16,035)	(21,381)	(18,386)	—	17,288	21	—	—	(1,077)
Net income (loss)	56,321	(71,864)	(161,245)	(127,563)	124,709	165,247	19,865	—	(36,532)	145,726
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,225	—	(1,825)	1,400	—	—	8,653	—	—	10,053
Dividends on preferred stock	—	—	—	—	—	—	—	—	14,358	14,358
Net income (loss) attributable to common stockholders	$53,096	$(71,864)	$(159,420)	$(128,963)	$124,709	$165,247	$11,212	$—	$(50,890)	$121,315

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(A)Includes elimination of intercompany transactions of $49.2 million primarily related to loan sales.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Six Months Ended June 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(13,187)	$438,623	$279,024	$704,460	$—	$—	$—	$—	$—	$704,460
Change in fair value of MSRs and MSR financing receivables	—	(77,164)	(148,545)	(225,709)	—	—	—	—	—	(225,709)
Servicing revenue, net	(13,187)	361,459	130,479	478,751	—	—	—	—	—	478,751
Interest income	54,114	16,189	24,584	94,887	187,810	69,616	50,396	—	—	402,709
Gain on originated residential mortgage loans, held-for-sale, net	652,962	24,811	(64,892)	650,599	9,760	29,974	—	—	—	690,333
Total revenues	693,889	402,459	90,171	1,224,237	197,570	99,590	50,396	—	—	1,571,793
Interest expense	37,023	41,743	54,763	133,529	29,350	38,739	5,891	—	17,935	225,444
G&A and other	390,477	177,563	105,245	673,285	2,190	38,654	5,948	—	55,983	776,060
Total operating expenses	427,500	219,306	160,008	806,814	31,540	77,393	11,839	—	73,918	1,001,504
Change in fair value of investments, net	—	—	(11,105)	(11,105)	(172,569)	181,416	(7,630)	—	—	(9,888)
Gain (loss) on settlement of investments, net	—	(1,630)	(12,186)	(13,816)	(104,626)	28,187	—	—	(348)	(90,603)
Other income (loss), net	197	1,092	15,044	16,333	964	55,945	160	—	1,044	74,446
Total other income (loss)	197	(538)	(8,247)	(8,588)	(276,231)	265,548	(7,470)	—	696	(26,045)
Income (loss) before income taxes	266,586	182,615	(78,084)	408,835	(110,201)	287,745	31,087	—	(73,222)	544,244
Income tax expense (benefit)	55,416	17,639	(8,544)	64,511	—	32,591	80	—	—	97,182
Net income (loss)	211,170	164,976	(69,540)	344,324	(110,201)	255,154	31,007	—	(73,222)	447,062
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,750	—	(517)	6,233	—	—	13,214	—	—	19,447
Dividends on preferred stock	—	—	—	—	—	—	—	—	28,716	28,716
Net income (loss) attributable to common stockholders	$204,420	$164,976	$(69,023)	$338,091	$(110,201)	$255,154	$17,793	$—	$(101,938)	$398,899
(A)Includes elimination of intercompany transactions of $37.7 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Base servicing
MSR assets	$300,676	$150,605	$581,786	$303,083
Residential whole loans	3,019	1,163	6,408	2,240
Third party	23,069	25,408	46,722	52,520
	326,764	177,176	634,916	357,843
Other fees
Ancillary and other fees(A)	37,934	41,894	78,187	80,780

Change in fair value due to:
Realization of cash flows	(117,680)	(212,793)	(250,956)	(422,062)
Change in valuation inputs and assumptions and other	462,573	(11,722)	1,093,166	344,898
Total servicing fees	$709,591	$(5,445)	$1,555,313	$361,459

Servicing data - unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR assets	$399,900	$221,747	$399,900	$221,747
UPB – Residential whole loans	10,959	7,751	10,959	7,751
UPB – Third party	87,190	76,409	87,190	76,409
(A)Includes incentive, boarding and other fees.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

4.    EXCESS MORTGAGE SERVICING RIGHTS

Excess mortgage servicing rights assets include Rithm Capital’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by Rithm Capital and Fortress-managed funds investing in Excess MSRs.

The table below summarizes the components of Excess MSRs as presented on the Consolidated Balance Sheets:

	June 30, 2022	December 31, 2021
Direct investments in Excess MSRs	$256,216	$259,198
Excess MSR Joint Ventures	80,834	85,749
Excess mortgage servicing rights, at fair value	$337,050	$344,947

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

	Servicer
	Mr. Cooper	SLS(A)	Total
Balance as of December 31, 2021	$257,573	$1,625	$259,198
Interest income	20,094	511	20,605
Other income	37	—	37
Proceeds from repayments	(20,909)	(154)	(21,063)
Proceeds from sales	(997)	—	(997)
Change in fair value	(1,119)	(445)	(1,564)
Balance as of June 30, 2022	$254,679	$1,537	$256,216
(A)Specialized Loan Servicing LLC (“SLS”).

Mr. Cooper or SLS, as applicable, as servicer performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital entered into a “recapture agreement” with respect to each of the direct Excess MSR investments serviced by Mr. Cooper and SLS. Under such arrangements, Rithm Capital is generally entitled to a pro rata interest in the Excess MSRs on any refinancing by Mr. Cooper of a loan in the original portfolio. These recapture agreements do not apply to Rithm Capital’s Servicer Advance Investments (Note 6).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes direct investments in Excess MSRs:

	June 30, 2022							December 31, 2021
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis(B)	Carrying Value(C)	Carrying Value(C)
		Rithm Capital(D)	Fortress-managed funds	Mr. Cooper
Agency
Original and Recaptured Pools	$24,304,488	32.5% - 66.7% (53.3%)	0.0% - 40%	20.0% - 35.0%	6.4	$117,834	$128,793	$131,997
Non-Agency(E)
Mr. Cooper and SLS Serviced:
Original and Recaptured Pools	27,878,615	33.3% - 100.0% (59.4%)	0.0% - 50%	0.0% - 33.3%	7.3	94,985	127,423	127,201
Total	$52,183,103				6.8	$212,819	$256,216	$259,198
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
(E)Rithm Capital is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of June 30, 2022 (Note 6) on $18.2 billion UPB underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Original and Recaptured Pools	$1,066	$(4,211)	$(1,564)	$(8,829)

As of June 30, 2022, a weighted average discount rate of 7.8% was used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and Fortress-managed funds investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	June 30, 2022	December 31, 2021
Excess MSR	$149,598	$152,383
Other assets	12,756	19,802
Other liabilities	(687)	(687)
Equity	$161,667	$171,498

Rithm Capital’s investment	$80,834	$85,749
Rithm Capital’s percentage ownership	50.0%	50.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$410	$(2,919)	$6,077	$6,239
Other income (loss)	(91)	1,791	(2,343)	(1,029)
Expenses	(8)	(8)	(16)	(16)
Net income (loss)	$311	$(1,136)	$3,718	$5,194

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2021	$85,749
Distributions of capital from equity method investees	(6,774)
Change in fair value of investments in equity method investees	1,859
Balance at June 30, 2022	$80,834

The following is a summary of Excess MSR investments made through equity method investees:

	June 30, 2022
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$20,938,443	66.7%	50.0%	$110,896	$149,598	6.2
(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which Rithm Capital holds a 50% interest. The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which Rithm Capital holds a 50% interest. Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR Financing Receivables:

Balance as of December 31, 2021	$6,858,803
Purchases, net(A)	(613)
Originations(B)	790,922
Proceeds from sales	(4,284)
Change in fair value due to:
Realization of cash flows(C)	(380,590)
Change in valuation inputs and assumptions	1,359,992
(Gain) loss realized	2,179
Balance at June 30, 2022	$8,626,409
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes components of Servicing Revenue, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$434,789	$311,432	$856,344	$619,264
Ancillary and other fees	34,689	44,744	69,534	85,196
Servicing fee revenue, net and fees	469,478	356,176	925,878	704,460
Change in fair value due to:
Realization of cash flows(A)	(180,265)	(297,778)	(380,590)	(637,448)
Change in valuation inputs and assumptions(B)	514,955	(115,986)	1,359,992	425,980
Change in fair value of derivative instruments	—	8,624	7,189	(199)
(Gain) loss realized	1,873	(15,150)	2,179	(16,349)
Gain (loss) on settlement of derivative instruments	—	2,307	(76,814)	2,307
Servicing revenue, net	$806,041	$(61,807)	$1,837,834	$478,751
(A)Includes $1.3 million and $2.6 million of fair value adjustment due to realization of cash flows to Excess spread financing for the three and six months ended June 30, 2021, respectively.
(B)Includes $0.2 million and $1.6 million of fair value adjustment to Excess spread financing for the three and six months ended June 30, 2021, respectively.

The following table summarizes MSRs and MSR Financing Receivables by type as of June 30, 2022:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$374,752,192	7.5	$5,845,943
Non-Agency	57,260,465	7.5	808,528
Ginnie Mae(C)	116,082,508	7.4	1,971,938
Total	$548,095,165	7.5	$8,626,409
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of June 30, 2022, weighted average discount rates of 7.5% (range 7.0% – 9.0%) were used to value Rithm Capital’s MSRs and MSR Financing Receivables.
(C)As of June 30, 2022, Rithm Capital holds approximately $1.8 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of June 30, 2022, Rithm Capital holds approximately $1.8 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of June 30, 2022, Rithm Capital holds approximately $0.9 billion of repurchased residential mortgage loans on its Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and Rithm Capital entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to Rithm Capital of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Ocwen and Rithm Capital concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the mortgage loans related to the MSRs that were transferred to Rithm Capital.

In January 2018, Ocwen sold and transferred to Rithm Capital certain “Rights to MSRs” and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the residential mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied.

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of June 30, 2022, with respect to MSRs representing approximately $13.0 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2022	December 31, 2021
California	17.7%	18.1%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.1%	6.0%
Washington	5.8%	5.6%
New Jersey	4.5%	4.5%
Virginia	3.5%	3.4%
Maryland	3.4%	3.4%
Illinois	3.4%	3.4%
Georgia	2.9%	3.0%
Other U.S.	37.9%	37.8%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for third parties under subservicing agreements. The subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of June 30, 2022 and 2021 was $87.2 billion and $76.4 billion, respectively. Rithm Capital earned subservicing revenue of $66.1 million and $84.2 million for the six months ended June 30, 2022 and 2021, respectively, related to subserviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Income. As of June 30, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.5%, 8.4%, 7.1%, 1.5% and 0.3%, respectively, of the MSRs held by Rithm Capital. The remaining 73.2% of the underlying UPB of the related mortgages is subserviced by the Mortgage Company (Note 1 to the Consolidated Financial Statements).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The table below summarizes the type of advances included in the Servicer Advances Receivable:

	June 30, 2022	December 31, 2021
Principal and interest advances	$622,819	$562,418
Escrow advances (taxes and insurance advances)	1,243,374	1,523,154
Foreclosure advances	741,440	793,098
Total(A)(B)(C)	$2,607,633	$2,878,670
(A)Includes $486.8 million and $593.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $168.0 million and $212.9 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $46.9 million and $23.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $32.5 million and $32.1 million for expected non-recovery of advances as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes servicer advances reserve:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Balance at December 31, 2021	$32,122
Provision	5,056
Transfers and Other	—
Write-offs	(4,724)
Balance at June 30, 2022	$32,454

See Note 18 regarding the financing of MSRs and Servicer Advances Receivable.

6.    SERVICER ADVANCE INVESTMENTS

Rithm Capital’s Servicer Advance Investments consist of arrangements to fund existing outstanding servicer advances and the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans in exchange for the basic fee component of the related MSR. Rithm Capital elected to record its Servicer Advance Investments, including the right to the basic fee component of the related MSRs, at fair value pursuant to the fair value option for financial instruments to provide users of the financial statements with better information regarding the effects of market factors.

A taxable wholly owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 89.3% interest in the Buyer as of December 31, 2021 and June 30, 2022. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related advances. As of June 30, 2022, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $25.0 million and Rithm Capital has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of June 30, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments; however, the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following table summarizes Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2022
Servicer Advance Investments	$365,677	$379,901	5.2%	5.5%	7.5
December 31, 2021
Servicer Advance Investments	$405,786	$421,807	5.2%	5.5%	6.9
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2022
Servicer Advance Investments(D)	$18,224,076	$341,328	1.9%	$322,735	91.7%	91.0%	1.2%	1.2%
December 31, 2021
Servicer Advance Investments(D)	$20,314,977	$369,440	1.8%	$356,580	91.4%	90.7%	1.3%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
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
(D)The following table summarizes the types of advances included in Servicer Advance Investments:

	June 30, 2022	December 31, 2021
Principal and interest advances	$64,203	$67,014
Escrow advances (taxes and insurance advances)	153,991	174,681
Foreclosure advances	123,134	127,745
Total	$341,328	$369,440

The following table summarizes interest income related to Servicer Advance Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income, gross of amounts attributable to servicer compensation	$7,969	$3,544	$21,344	$17,505
Amounts attributable to base servicer compensation	(826)	(590)	(2,306)	(1,746)
Amounts attributable to incentive servicer compensation	(4,445)	(3,043)	(12,184)	(9,036)
Interest income (expense) from servicer advance investments	$2,698	$(89)	$6,854	$6,723

7.    REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

The following table summarizes Real Estate and Other Securities by designation:

	June 30, 2022										December 31, 2021
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(F)(G)	$83,820	$—	$—	$81,515	1	AAA	3.50%	3.50%	4.4	N/A	$98,367
Non-Agency(H)(I)	2,749,667	71,903	(13,145)	445,358	334	AA	3.40%	3.30%	3.4	26.6%	522,416

RMBS Measured at Fair Value through Net Income (FVO):
Agency(F)(G)	7,913,166	66	(1,155,303)	6,982,553	39	AAA	2.20%	2.20%	9.6	N/A	8,346,230
Non-Agency(H)(I)	14,554,849	26,369	(82,251)	479,376	319	AA+	2.30%	4.40%	3.9	20.3%	429,526

Total/ Weighted Average	$25,301,502	$98,338	$(1,250,699)	$7,988,802	693	AAA	2.25%	2.37%	9.0		$9,396,539
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 311 bonds with a carrying value of $337.0 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. Rithm Capital used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third-party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $17.6 million and $1.7 million, respectively, for which no coupon payment is expected.
(D)Based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to Rithm Capital’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Ginnie Mae.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(G)The total outstanding face amount was $8.0 billion for fixed rate securities as of June 30, 2022.
(H)The total outstanding face amount was $8.8 billion (including $8.0 billion of residual and fair value option notional amount) for fixed rate securities and $8.5 billion (including $8.2 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2022.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which Rithm Capital elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans, and (iii) corporate debt.

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$414	$—	$—	$355	1	B-	8.3%	8.3%	2.8	N/A
Consumer loan bonds	1,065	972	—	1,395	3	N/A	N/A	N/A	0.0	N/A
Fair value option securities:
Interest-only securities	8,660,811	9,307	(43,281)	147,210	135	AA+	1.0%	2.6%	2.3	N/A
Servicing strips	4,576,372	8,609	(8,817)	53,667	61	N/A	1.1%	12.2%	2.5	N/A

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in millions)	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$—	$1,073.0	$1,880.0	$849.6	$998.2	$3,283.1	$5,907.2	$1,657.7
Purchase price	—	32.9	1,895.7	52.3	1,004.5	148.6	6,098.8	90.8

Sales
Face	$829.8	$—	$1,073.2	$552.8	$829.8	$—	$3,487.8	$1,686.3
Amortized cost	857.0	—	1,123.1	27.4	857.0	1.6	3,636.4	185.2
Sale price	738.9	—	1,109.1	16.8	738.9	—	3,631.3	164.6
Gain (loss) on sale	(118.1)	—	(14.0)	(10.7)	(118.1)	(1.6)	(5.2)	(20.5)

As of June 30, 2022 and December 31, 2021, Rithm Capital had no unsettled trades. Unsettled trades are recorded on the Consolidated Balance Sheets on trade date as Receivables for Investments Sold or Payables for Investments Purchased.

Rithm Capital has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 8 and 23 for further details on these transactions.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of June 30, 2022:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$384,799	$382,423	$(2,202)	$380,220	$(13,047)	$367,173	159	AAA	3.7%	3.5%	3.8
12 or More Months	18,094	8,931	(4,154)	4,777	(98)	4,679	14	AAA	1.9%	0.7%	0.6
Total/Weighted Average	$402,893	$391,354	$(6,356)	$384,997	$(13,145)	$371,852	173	AAA	3.7%	3.5%	3.8
(A)Represents credit impairment on securities in an unrealized loss position as of June 30, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	June 30, 2022				December 31, 2021
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	86,372	86,372	(6,356)	—	6,581	6,581	(3,471)	—
Non-credit impaired securities	285,480	298,625	—	(13,145)	3,927	4,044	—	(117)
Total debt securities in an unrealized loss position	$371,852	$384,997	$(6,356)	$(13,145)	$10,508	$10,625	$(3,471)	$(117)
(A)Required to be recorded through earnings. In measuring the portion of credit losses, Rithm Capital estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included Rithm Capital’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.
(B)Represents unrealized losses on securities that are due to non-credit factors.
(C)Rithm Capital may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Rithm Capital must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	33	2,169	2,202
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	683	—	683
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at June 30, 2022	$4,187	$2,169	$6,356

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, Rithm Capital identified a population of real estate securities for which it was determined that it was probable that Rithm Capital would be unable to collect all contractually required payments.

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that Rithm Capital would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2022	$545,910	$202,947
December 31, 2021	512,731	180,890

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2021	$36,093
Additions	10,389
Accretion	(2,259)
Reclassifications from (to) non-accretable difference	660
Disposals	—
Balance at June 30, 2022	$44,883

See Note 18 regarding the financing of Real Estate and Other Securities.

8.    RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. Rithm Capital, through its Mortgage Company, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2022, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	June 30, 2022					December 31, 2021
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$576,750	$510,744	10,273	7.1%	4.4	$569,933

Acquired performing loans(C)	102,734	92,430	2,689	6.7%	4.9	130,634
Acquired non-performing loans(D)	29,203	24,623	217	6.3%	5.2	2,287
Total residential mortgage loans, held-for-sale, at lower of cost or market	$131,937	$117,053	2,906	6.6%	5.0	$132,921

Acquired performing loans(C)(E)	$1,759,976	$1,661,890	10,370	4.7%	13.3	$2,070,262
Acquired non-performing loans(D)(E)	308,514	282,734	1,546	4.4%	12.5	315,063
Originated loans	3,319,543	3,349,312	4,751	5.1%	28.9	8,829,599
Total residential mortgage loans, held-for-sale, at fair value	$5,388,033	$5,293,936	16,667	4.9%	22.9	$11,214,924

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$5,519,970	$5,410,989				$11,347,845
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
(D)As of June 30, 2022, Rithm Capital has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $672.1 million and $208.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2022	December 31, 2021
California	11.5%	15.7%
Florida	10.5%	10.1%
Texas	8.0%	7.5%
New York	6.6%	7.1%
Washington	5.8%	6.7%
Georgia	4.1%	3.8%
New Jersey	4.0%	3.3%
Illinois	3.3%	3.1%
Virginia	3.1%	3.1%
Maryland	3.0%	2.8%
Other U.S.	40.1%	36.8%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	June 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90+	672,891	609,875	(63,016)	779,178	740,043	(39,135)

Call Rights

Rithm Capital has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the six months ended June 30, 2022, Rithm Capital executed calls on a total of 5 trusts and recognized no interest income on securities held in the collapsed trusts and $8.3 million of gain on securitizations accounted for as sales. For the six months ended June 30, 2021, Rithm Capital executed calls on a total of 42 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $19.4 million of gain on securitizations accounted for as sales. Refer to Note 23 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2021	$569,932	$132,921	$11,214,924	$11,917,777
Originations	—	—	45,730,604	45,730,604
Sales	—	(720)	(54,740,975)	(54,741,695)
Purchases/additional fundings	7,182	—	3,508,202	3,515,384
Proceeds from repayments	(47,444)	(10,173)	(277,101)	(334,718)
Transfer of loans to other assets(A)	—	—	(27,083)	(27,083)
Transfer of loans to real estate owned	(1,658)	312	494	(852)
Transfers of loans to held for sale	(1,582)	—	—	(1,582)
Transfer of loans from held-for-investment	—	—	1,582	1,582
Valuation (provision) reversal on loans	—	(5,287)	—	(5,287)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(1,646)	—	(3,897)	(5,543)
Other factors	(14,040)	—	(112,814)	(126,854)
Balance at June 30, 2022	$510,744	$117,053	$5,293,936	$5,921,733
(A)Represents loans for which foreclosure has been completed and for which Rithm Capital has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans held-for-investment, at fair value	$10,468	$11,911	$20,749	$22,971
Loans held-for-sale, at lower of cost or fair value	2,045	4,132	3,816	12,274
Loans held-for-sale, at fair value	56,343	48,513	126,651	88,485
Total interest income	68,856	64,556	151,216	123,730

Interest expense:
Loans held-for-investment, at fair value	3,081	4,079	6,162	8,890
Loans held-for-sale, at lower of cost or fair value	823	2,554	1,672	10,340
Loans held-for-sale, at fair value and SFR properties	39,267	29,790	81,379	56,532
Total interest expense	43,171	36,423	89,213	75,762

Net interest income	$25,685	$28,133	$62,003	$47,968

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The Mortgage Company originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government-insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while the Mortgage Company generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, Rithm Capital reports Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income.

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(421,834)	$96,639	$(792,255)	$97,726
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	526,933	113,995	1,051,756	154,116
MSRs retained on transfer of residential mortgage loans(C)	329,470	207,663	790,922	463,136
Other(D)	1,838	28,405	29,539	52,102
Realized gain on sale of originated residential mortgage loans, net	$436,407	$446,702	$1,079,962	$767,080
Change in fair value of residential mortgage loans	20,038	93,350	(269,959)	3,387
Change in fair value of interest rate lock commitments (Note 17)	77,481	55,299	(50,204)	(179,683)
Change in fair value of derivative instruments (Note 17)	(229,135)	(308,466)	16,988	99,549
Gain on originated residential mortgage loans, held-for-sale, net	$304,791	$286,885	$776,787	$690,333
(A)Includes residential mortgage loan origination fees of $116.8 million and $438.9 million for the three months ended June 30, 2022 and 2021, respectively. Includes residential mortgage loan origination fees of $369.3 million and $1,097.3 million for the six months ended June 30, 2022 and 2021, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(D)Includes fees for services associated with the residential mortgage loan origination process.

9.    CONSUMER LOANS

Rithm Capital, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of June 30, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

Rithm Capital also purchased certain newly originated consumer loans from a third party (“Consumer Loan Seller”). These loans are not held in the Consumer Loan Companies and have been designated as performing consumer loans, held-for-investment and are grouped and presented as part of Residential Loans and Variable Interest Entity Consumer Loans Held-for-Investment, at Fair Value on the Consolidated Balance Sheets.

The following table summarizes characteristics of the consumer loan portfolio:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)
June 30, 2022
Total consumer loans	$380,603	$423,735	17.5%	3.2
December 31, 2021
Total consumer loans	$449,875	$507,291	17.5%	3.2
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	June 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90+	6,734	7,370	636	7,394	8,232	838

The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2021	$507,291
Additional fundings(A)	14,350
Proceeds from repayments	(84,637)
Accretion of loan discount and premium amortization, net	7,695
Fair value adjustment due to:
Changes in instrument-specific credit risk	4,126
Other factors	(25,090)
Balance at June 30, 2022	$423,735
(A)Represents draws on consumer loans with revolving privileges.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

10. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in single-family rental (“SFR”) properties:

	June 30, 2022	December 31, 2021
Land	$170,055	$109,152
Building	680,219	436,610
Capital improvements	90,314	40,655
Total gross investment in SFR properties	940,588	586,417
Accumulated depreciation	(13,361)	(6,810)
Investment in SFR properties, net	$927,227	$579,607

Depreciation expense for the six months ended June 30, 2022 and 2021 totaled $6.6 million and $1.3 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Income.

As of June 30, 2022 and December 31, 2021, the carrying amount of the SFR properties includes capitalized acquisition costs of $6.8 million and $3.8 million, respectively.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

Balance at December 31, 2021	$579,607
Acquisitions and capital improvements	354,792
Dispositions	(621)
Accumulated depreciation	(6,551)
Balance at June 30, 2022	$927,227

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

2022	$38,937
2023 and thereafter	15,675
Total	$54,612

The following table summarizes the activity of the SFR portfolio by units:

Balance at December 31, 2021	2,551
Acquisition of SFR units	1,059
Disposition of SFR units	(2)
Reclassifications to SFR properties, held for sale	—
Balance at June 30, 2022	3,608

See Note 18 regarding the financing of SFR Properties.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11. MORTGAGE LOANS RECEIVABLE

Rithm Capital completed the acquisition of Genesis in December 2021. Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of June 30, 2022:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$755,077	43.0%	568	39.0%	8.1%	14.3	76.2% / 65.5%
Bridge	722,282	41.1%	455	31.3%	7.6%	16.6	77.1%
Renovation	278,720	15.9%	433	29.7%	7.8%	12.9	77.9% / 66.7%
	$1,756,079	100.0%	1,456	100.0%	7.8%	15.0	N/A
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2021	$1,515,762
Initial loan advances	828,032
Construction holdbacks and draws	240,031
Paydowns and payoffs	(783,878)
Purchased loans premium amortization	(43,868)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	—
Balance at June 30, 2022	$1,756,079

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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	June 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$1,756,079	$1,756,079	$—	$1,473,894	$1,515,762	$41,868
90+	—	—	—	—	—	—

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of June 30, 2022:

State Concentration	Percentage of Total Loan Commitment
California	57.2%
Washington	9.5%
New York	5.2%
Other U.S.	28.1%
100.0%

See Note 18 regarding the financing of Mortgage Loans Receivable.

12.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to Ginnie Mae Excess MSRs, and financing of consumer loans as well as real estate securities. Restricted cash also consists of cash the Company has pledged to cover variation margin with its financing and certain derivative counterparties.

The following table summarizes restricted cash balances:

	June 30, 2022	December 31, 2021
MSRs and servicer advances	$55,989	$27,182
Real estate and other securities	10,610	15,342
Consumer loans	19,748	21,961
SFR properties	3,672	2,482
Origination and servicing	328,609	128,588
Mortgage loans receivable(A)	15,332	—
Other	—	312
Total restricted cash	$433,960	$195,867
(A)Primarily relates to cash deposited into the 2022-RTL1 securitization facility, to be used to purchase additional mortgage loans and to fund unfunded commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$1,510,848	$956,242
Restricted cash	433,960	238,501
Total cash, cash equivalents and restricted cash	$1,944,808	$1,194,743

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Margin receivable, net(A)	$256,186	$358,041	Margin payable	$41,410	$9,821
Servicing fee receivables	123,269	117,935	Interest payable	40,586	30,931
Principal and interest receivable	95,709	85,084	Accounts payable	199,886	345,901
Equity investments(B)	63,839	81,052	Termination fee payable (Note 25)	200,000	—
Other receivables	193,856	233,342	Derivative liabilities (Note 17)	57,224	34,583
REO	17,052	21,641	Accrued compensation and benefits	114,955	201,057
Goodwill (Note 15)(C)	85,199	85,199	Operating lease liabilities (Note 16)	117,730	142,620
Notes receivable, at fair value(D)	52,692	60,549	Deferred tax liability	716,148	440,690
Warrants, at fair value	21,090	27,354	Other liabilities	283,061	153,165
Property and equipment	44,803	56,617		$1,771,000	$1,358,768
Intangible assets (Note 15)	145,700	143,133
Prepaid expenses	69,866	115,110
Operating lease right-of-use assets (Note 16)	98,504	117,131
Derivative assets (Note 17)	194,507	138,173
Loans receivable, at fair value(E)	164,901	229,631
Credit facilities receivable(F)	34,419	41,351
Loans in process and settlements in process(G)	105,818	11,681
Other assets	161,488	105,728
	$1,928,898	$2,028,752
(A)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in funds that invest in (i) a commercial redevelopment project and (ii) operating companies in the single-family housing industry. The commercial redevelopment project is accounted for at fair value based on the net asset value of Rithm Capital’s investment. Equity investments also includes an investment in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate industries, preferred stock in Valon Mortgage, Inc. (“Valon”), a residential mortgage servicing and technology company, and preferred stock in Credijusto Ltd. (“Covalto”), a financial services company.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis.

RITHM CAPITAL CORP. AND SUBSIDIARIES
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
(E)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager (see Note 23). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
(F)Represents cash deposits and collections associated with certain collateral assets which are held by the lender trust until settled each month.
(G)Loans in process represent timing differences in the disbursing of funds and the closing of the loan. Settlements in process represent timing differences in the receipt of funds and settlement of the loan sale.

Real Estate Owned (REO) — REO assets are those individual properties acquired by Rithm Capital or where Rithm Capital receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). Rithm Capital measures REO assets at the lower of cost or fair value, with valuation changes recorded in Other Income or Valuation and Credit Loss Provision (Reversal) on Loans and Real Estate Owned in the Consolidated Statements of Income. REO assets are managed for prompt sale and disposition at the best possible economic value.

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2021	$21,641
Purchases	210
Transfer of loans to REO	4,890
Sales(A)	(10,569)
Valuation (provision) reversal	880
Balance at June 30, 2022	$17,052
(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2022, Rithm Capital had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $51.2 million.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2021	$60,549	$229,631	$290,180
Fundings	—	—	—
Payment in Kind	2,412	4,380	6,792
Proceeds from repayments	—	(68,751)	(68,751)
Transfer to other assets	(1,000)	—	(1,000)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(9,042)	—	(9,042)
Other factors	(227)	(359)	(586)
Balance at June 30, 2022	$52,692	$164,901	$217,593

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	June 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$226,106	$217,593	$(8,513)	$289,065	$290,180	$1,115
90+	—	—	—	—	—	—

14. EXPENSES, CHANGE IN FAIR VALUE OF INVESTMENTS AND OTHER

General and Administrative expenses consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Legal and professional	$20,822	$18,587	$49,408	$36,806
Loan origination	35,015	44,916	74,916	85,161
Occupancy	28,886	10,221	58,663	20,571
Subservicing	41,987	45,278	88,795	95,117
Loan servicing	4,866	4,627	10,170	9,306
Property and maintenance	22,108	15,755	45,711	27885
Other	71,587	33,602	143,846	62,001
Total general and administrative expenses	$225,271	$172,986	$471,509	$336,847

Change in Fair Value of Investments, Net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Excess MSRs	$1,066	$(4,211)	$(1,564)	$(8,829)
Excess MSRs, equity method investees	156	(568)	1,859	2,597
Servicer advance investments	(1,314)	(4,502)	(1,797)	(4,873)
Real estate and other securities	(379,656)	156,792	(984,951)	(341,547)
Residential mortgage loans	(25,477)	121,242	(132,397)	181,416
Consumer loans	(7,196)	(1,626)	(20,929)	(7,630)
Mortgage loans receivable	(5,542)	—	—	—
Derivative instruments	183,923	(37,227)	758,620	168,978
Total change in fair value of investments, net	$(234,040)	$229,900	$(381,159)	$(9,888)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on sale of real estate securities	$(118,079)	$(24,708)	$(119,636)	$(25,691)
Sale of acquired residential mortgage loans	(1,798)	19,198	48,621	49,597
Settlement of derivatives	232,470	(49,256)	279,945	(76,629)
Liquidated residential mortgage loans	(14,551)	(268)	(44,484)	629
Sale of REO	(1,268)	(239)	(3,359)	(4,185)
Extinguishment of debt	—	89	—	83
Other	(1,838)	(23,427)	(4,967)	(34,407)
Total gain (loss) on settlement of investments, net	$94,936	$(78,611)	$156,120	$(90,603)

Other Income (Loss), Net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain (loss) on secured notes and bonds payable	$27,957	$5,638	$35,151	$1,216
Rental revenue	12,272	14,195	20,402	20,022
Property and maintenance revenue	32,035	25,104	66,340	45,010
(Provision) reversal for credit losses on securities	(2,174)	1,756	(2,885)	2,650
Valuation and credit loss (provision) reversal on loans and real estate owned	(1,614)	32,652	(4,643)	51,365
Other income (loss)	(9,088)	(14,893)	(2,645)	(45,817)
Total other income (loss), net	$59,388	$64,452	$111,720	$74,446

Accretion and Other Amortization as reflected on the Consolidated Statements of Cash Flows consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accretion of net discount on securities and loans	$8,219	$10,090	$13,512	$22,097
Accretion of servicer advances receivable discount and servicer advance investments	2,699	(52)	6,855	6,796
Accretion of excess mortgage servicing rights income	7,588	(238)	20,605	11,993
Amortization of deferred financing costs	(2,722)	(3,776)	(5,382)	(8,377)
Amortization of discount on secured notes and bonds payable	—	(3)	—	(3)
Amortization of discount on corporate debt	(409)	(438)	(859)	(889)
Total accretion and other amortization	$15,375	$5,583	$34,731	$31,617

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

15. GOODWILL AND INTANGIBLE ASSETS

As a result of the various acquisitions, Rithm Capital identified intangible assets in the form of licenses, customer relationships, business relationships, and trade names.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Other adjustments	—	—	—	—	—
Balance at June 30, 2022	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	June 30, 2022	December 31, 2021
Gross Intangible Assets
Customer relationships	3 to 9	$57,950	$57,949
Purchased technology	3 to 5	109,908	93,241
Trademarks / Trade names	1 to 5	10,259	10,259
		178,117	161,449
Accumulated Amortization
Customer relationships		10,547	6,574
Purchased technology		20,003	10,578
Trademarks / Trade names		1,867	1,164
		32,417	18,316
Intangible Assets, Net
Customer relationships		47,403	51,375
Purchased technology		89,905	82,663
Trademarks / Trade names		8,392	9,095
		$145,700	$143,133

The following table summarizes the expected future amortization expense for acquired intangible assets as of June 30, 2022:

Year Ending	Amortization Expense
July 1 through December 31, 2022	$14,361
2023	26,031
2024	25,117
2025	20,139
2026	15,318
2027 and thereafter	14,008
$114,974

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended June 30, 2022 and 2021 totaled $11.0 million and $3.6 million, respectively, and for the six months ended June 30, 2022 and 2021 totaled $23.7 million and $7.0 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

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

As of June 30, 2022, future commitments under the non-cancelable leases are as follows:

Year Ending	Amount
July 1 through December 31, 2022	$20,196
2023	29,727
2024	22,084
2025	16,423
2026	10,456
2027 and thereafter	34,414
Total remaining undiscounted lease payments	133,300
Less: imputed interest	15,570
Total remaining discounted lease payments	$117,730

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $1.7 million due in the future periods.

Other information related to operating leases is summarized below:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.6	5.5
Weighted-average discount rate	4.0%	4.1%

17.    DERIVATIVES

Rithm Capital enters into economic hedges including interest rate swaps and TBAs to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

Rithm Capital may at times hold to-be-announced forward contract positions (“TBAs”) in order to mitigate Rithm Capital’s interest rate risk on certain specified mortgage backed securities and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the TBA counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements, and various other provisions. Changes in the value of derivatives designed to protect against mortgage backed securities and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

As of June 30, 2022, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivative assets
Interest rate swaps(A)	Other assets	$104	$52
Interest rate lock commitments	Other assets	73,784	114,871
TBAs	Other assets	120,619	15,472
Options on treasury futures	Other assets	—	7,778
		$194,507	$138,173
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$12,210	$3,093
TBAs	Accrued expenses and other liabilities	45,014	31,490
		$57,224	$34,583
(A)Net of $776.1 million and $60.7 million of related variation margin balances as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes notional amounts related to derivatives:

	June 30, 2022	December 31, 2021
Interest rate swaps(A)	$16,675,000	$11,490,000
Interest rate lock commitments	6,039,813	10,653,850
TBAs, short position(B)	16,676,041	22,697,706
Treasury futures	—	314,500
Options on treasury futures	—	3,200,000
(A)Includes $16.7 billion notional of receive LIBOR/pay fixed of 1.18% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 39 months and 0 months, respectively, as of June 30, 2022. Includes $11.5 billion notional of receive LIBOR/pay fixed of 1.10% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of December 31, 2021.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing revenue, net(A)
TBAs	$—	$8,624	$3,300	$(199)
Treasury futures	—	—	(1,746)	—
Options on treasury futures	—	—	5,635	—
	—	8,624	7,189	(199)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	77,481	55,299	(50,204)	(179,683)
TBAs	(229,135)	(308,466)	16,988	99,549
	(151,654)	(253,167)	(33,216)	(80,134)
Change in fair value of investments(A)
Interest rate swaps	251,888	(37,227)	716,222	168,978
TBAs	(67,965)	—	42,398	—
	183,923	(37,227)	758,620	168,978
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	(10,616)	(35,246)	(36,295)	(69,072)
TBAs(C)	243,086	(14,010)	316,240	(7,557)
	232,470	(49,256)	279,945	(76,629)

Total gain (loss)	$264,739	$(331,026)	$1,012,538	$12,016
(A)Represents unrealized gain (loss).
(B)Excludes $76.8 million loss for the six months ended June 30, 2022 included within Servicing Revenue, Net (Note 5). There was no gain included within Servicing Revenue, Net for the six months ended June 30, 2021 or for the three months ended June 30, 2022 and 2021, respectively.
(C)Excludes $526.9 million gain and $114.0 million gain for the three months ended June 30, 2022 and 2021, respectively, and $1.1 billion gain and $154.1 million gain for the six months ended June 30, 2022 and 2021, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 8).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	June 30, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$4,910,944	$4,908,659	Jul-22 to Sep-25	3.05%	0.7	$5,646,909	$5,588,006	$5,479,872	20.3	$10,138,297
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,161,223	1,161,223	Dec-23	3.93%	1.5	1,358,294	1,358,294	1,358,294	0.7	1,252,660
Agency RMBS(D)	7,040,807	7,040,807	Jul-22 to Sep-22	1.18%	0.1	7,994,763	8,216,954	7,061,674	9.6	8,386,538
Non-Agency RMBS(E)	621,058	621,058	Jul-22 to Oct-23	3.73%	0.1	13,777,282	886,905	884,604	3.7	656,874
SFR properties(E)	235,487	235,487	Dec-22	3.15%	0.5	N/A	330,159	330,159	N/A	158,515
Total Secured Financing Agreements	13,969,519	13,967,234		2.21%	0.4					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	3.1	73,121,546	265,354	329,535	6.8	237,835
MSRs(H)	4,666,798	4,657,497	Dec-22 to Dec-26	4.60%	2.7	527,279,143	6,414,614	8,279,291	7.5	4,234,771
Servicer Advance Investments(I)	322,735	321,891	Aug-22 to Mar-24	1.22%	0.5	341,328	365,677	379,901	7.5	355,722
Servicer Advances(I)	2,174,064	2,169,295	Aug-22 to Nov-24	3.08%	1.2	2,590,339	2,560,696	2,560,696	0.7	2,355,969
Residential Mortgage Loans(J)	772,887	772,998	Mar-24 to Jul-43	2.17%	2.4	791,041	796,987	796,987	26.8	802,526
Consumer Loans(K)	384,596	357,663	Sep-37	2.07%	8.0	380,549	393,138	423,704	3.3	458,580
SFR Properties	497,303	496,771	Mar-23 to Jun-27	3.59%	3.6	N/A	542,385	542,385	N/A	199,407
Mortgage Loans Receivable(L)	324,062	317,414	Dec-26	4.43%	4.5	352,867	352,867	352,867	0.7	—
Total Secured Notes and Bonds Payable	9,370,942	9,322,026		3.75%	2.6					8,644,810
Total/ Weighted Average	$23,340,461	$23,289,260		2.84%	1.3					$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $23.5 million of associated accrued interest payable as of June 30, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $227.9 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.6 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $2.0 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(I)$1.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents (i) $22.9 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $331.6 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).
(L)Reflects the 2022-RTL1 Securitization. Refer to Note 20 for details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of June 30, 2022, Rithm Capital has margin exposure on $14.0 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$237,835	$4,234,771	$2,711,691	$9,043,412	$10,940,823	$458,580	$357,922	$1,252,660	$29,237,694
Secured Financing Agreements
Borrowings	—	—	—	21,936,667	49,939,478	—	188,390	867,224	72,931,759
Repayments	—	—	—	(23,318,214)	(55,170,640)	—	(111,418)	(958,661)	(79,558,933)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,524	—	—	—	1,524
Secured Notes and Bonds Payable
Borrowings	—	915,000	1,296,071	—	—	—	394,816	324,062	2,929,949
Repayments	(9,338)	(493,604)	(1,517,932)	—	(31,996)	(69,946)	(97,226)	—	(2,220,042)
Unrealized gain on notes, fair value	—	—	—	—	2,468	(30,971)	—	(6,648)	(35,151)
Capitalized deferred financing costs, net of amortization	—	1,330	1,356	—	—	—	(226)	—	2,460
Balance at June 30, 2022	$228,497	$4,657,497	$2,491,186	$7,661,865	$5,681,657	$357,663	$732,258	$1,478,637	$23,289,260
(A)Rithm Capital net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of June 30, 2022 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2022	$506,597	$9,299,334	$9,805,931
2023	1,299,437	5,529,828	6,829,265
2024	1,239,059	1,533,468	2,772,527
2025	—	1,879,018	1,879,018
2026	324,062	1,514,224	1,838,286
2027 and thereafter	765,314	—	765,314
	$4,134,469	$19,755,872	$23,890,341
(A)Includes secured notes and bonds payable of $4.1 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $14.0 billion and $5.8 billion, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2022:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$6,844,837	$3,044,826	$3,800,011
Loan originations	16,836,159	4,012,828	12,823,331

Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,870,641	4,666,798	1,203,843
Servicer advances	3,911,341	2,496,799	1,414,542
Residential mortgage loans	290,714	230,189	60,526
	$34,040,072	$14,679,937	$19,360,136
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. Rithm Capital was in compliance with all of its debt covenants as of June 30, 2022.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended June 30, 2022, the Company recognized interest expense of $8.5 million. At June 30, 2022, the unamortized debt issuance costs was approximately $5.8 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2022, the Company was in compliance with all covenants.

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

SFR Properties Mortgage-Backed Securitizations

2022-SFR1 Securitization

The 2022-SFR 1 Securitization is a fixed-rate loan for $267.3 million with a 5-year term maturing in February 2027 and has a weighted-average interest rate of 3.51%. The loan is secured by first priority mortgages on a portfolio of 1,200 SFR properties. In addition to the SFR pass-through certificates sold to third parties, Rithm Capital acquired 5.0% of each Class, except for Class R certificates, which bear no interest, for $13.4 million in the aggregate. Rithm Capital evaluated the purchased Class certificates as a variable interest in the trust and concluded that each Class certificate will not absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that each Class certificate does not provide the Company with an ability to direct activities that could impact the trust’s economic performance. Rithm Capital does not consolidate the trust and the $13.4 million of aggregate purchased Class certificates are grouped and presented within Real Estate and Other Securities on the Consolidated Balance Sheets. Gross proceeds to the Company from the transaction, after purchase of 5.0% of each Class certificates, were $253.9 million, before issuance costs of $6.2 million, and were used to pay down the outstanding balance on the credit facility and for general corporate purposes.

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

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates), and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 – Valuations based significantly on unobservable inputs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2022 were as follows:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$73,121,546	$337,050	$—	$—	$337,050	$337,050
MSRs and MSR financing receivables(A)	548,095,165	8,626,409	—	—	8,626,409	8,626,409
Servicer advance investments	341,328	379,901	—	—	379,901	379,901
Real estate and other securities	25,301,502	7,988,802	—	7,064,068	924,734	7,988,802
Residential mortgage loans, held-for-sale	131,937	117,053	—	—	118,299	118,299
Residential mortgage loans, held-for-sale, at fair value	5,388,033	5,293,937	—	4,736,171	557,766	5,293,937
Residential mortgage loans, held-for-investment, at fair value	576,750	510,744	—	—	510,744	510,744
Residential mortgage loans subject to repurchase	1,758,509	1,758,509	—	1,758,509	—	1,758,509
Consumer loans	380,603	423,735	—	—	423,735	423,735
Mortgage loans receivable(B)	1,756,079	1,756,079	—	352,867	1,403,212	1,756,079
Notes receivable	61,785	52,692	—	—	52,692	52,692
Loans receivable	164,321	164,901	—	—	164,901	164,901
Cash, cash equivalents and restricted cash	1,944,808	1,944,808	1,944,808	—	—	1,944,808
Other assets(C)	N/A	28,965	1,754	—	27,211	28,965
Derivative assets	34,903,771	194,507	—	120,723	73,784	194,507
		$29,578,092	$1,946,562	$14,032,338	$13,600,438	$29,579,338
Liabilities
Secured financing agreements	$13,969,519	$13,967,234	$—	$13,967,234	$—	$13,967,234
Secured notes and bonds payable(D)	9,370,942	9,322,026	—	1,074,062	8,447,185	9,521,247
Unsecured senior notes, net of issuance costs	544,167	544,167	—	—	478,841	478,841
Residential mortgage loan repurchase liability	1,758,509	1,758,509	—	1,758,509	—	1,758,509
Derivative liabilities	4,487,083	57,224	—	45,014	12,210	57,224
		$25,649,160	$—	$16,844,819	$8,938,236	$25,783,055
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of June 30, 2022, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $40.0 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of Rithm Capital’s investment. The investment had a fair value of $28.5 million as of June 30, 2022.
(D)Includes SAFT 2013-1, SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $698.1 million as of June 30, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total

Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
Transfers
Transfers from Level 3	—	—	—	—	—	(776,774)	—	(1,000)	(405,286)	(1,183,060)
Transfers to Level 3	—	—	—	—	—	—	—	—		—
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	(776)	—	—	—	—		(776)
Change in fair value of excess MSRs(D)	(1,564)	—	—	—	—	—	—	—		(1,564)
Change in fair value of excess MSRs, equity method investees(D)	1,859	—	—	—	—	—	—	—		1,859
Servicing revenue, net(E)
Included in servicing revenue(E)	—	981,581	—	—	—	—	—	—		981,581
Change in fair value of:
Servicer advance investments	—	—	(1,797)	—	—	—	—	—		(1,797)
Residential mortgage loans	—	—	—	—	—	(132,397)		—		(132,397)
Consumer loans	—	—	—	—	—	—	(20,964)	—		(20,964)
Gain (loss) on settlement of investments, net	37	—	—	(1,560)	—	—	—	—	(43,868)	(45,391)
Other income (loss), net(D)	—	—	—	(36,803)	(50,204)	(2,734)	—	(9,628)		(99,369)
Gains (losses) included in OCI(F)	—	—	—	(25,620)	—	—		—		(25,620)
Interest income	20,605	—	6,854	5,818	—	—	7,695	6,792		47,764
Purchases, sales and repayments
Purchases, net(G)	—	(613)	500,000	148,590	—	1,586,374	14,350	—		2,248,701
Proceeds from sales	(997)	(4,284)		—	—	(1,865,401)	—	—		(1,870,682)
Proceeds from repayments	(27,837)	—	(546,963)	(116,857)	—	(162,733)	—	(68,751)	(704,398)	(1,627,539)
Originations and other	—	790,922	—	—	—	(1,162)	(84,637)	—	1,041,002	1,746,125
Balance at June 30, 2022	$337,050	$8,626,409	$379,901	$924,734	$61,574	$1,068,510	$423,735	$217,593	$1,403,212	$13,442,718
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts represent Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued
Balance at December 31, 2021	$511,107
Transfers
Gains (losses) included in net income
Other income(A)	(28,503)
Purchases, sales and repayments
Proceeds from sales	—
Payments	(101,942)
Other	—
Balance at June 30, 2022	$380,662
(A)Gain (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, Excess MSRs Equity Method Investees, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of June 30, 2022:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held (Note 4)
Agency
Original Pools	3.3% – 6.0% (4.7%)	0.1% – 6.1% (0.7%)	0.6% – 8.1% (2.1%)	15 – 31 (21)	11 – 20 (18)
Recaptured Pools	3.3% – 5.4% (4.3%)	0.1% – 1.4% (0.5%)	—% – 7.3% (1.4%)	20 – 27 (23)	18 – 23 (22)
	3.3% – 6.0% (4.5%)	0.1% – 6.1% (0.6%)	—% – 8.1% (1.8%)	15 – 31 (22)	11 – 23 (20)
Non-Agency(G)
Mr. Cooper and SLS Serviced:
Original Pools	3.1% – 9.1% (5.7%)	1.2% – 8.6% (6.2%)	—% – 9.8% (3.2%)	6 – 25 (15)	17 – 29 (23)
Recaptured Pools	2.1% – 3.1% (2.5%)	0.1% – 0.2% (0.2%)	0.6% – 5.0% (1.0%)	22 – 25 (23)	21 – 23 (23)
	2.1% – 9.1% (5.0%)	0.1% – 8.6% (6.2%)	—% – 9.8% (2.7%)	6 – 25 (17)	17 – 29 (23)
Total/Weighted Average—Excess MSRs Directly Held	2.1% – 9.1% (4.7%)	0.1% – 8.6% (2.7%)	—% – 9.8% (2.2%)	6 – 31 (19)	11 – 29 (21)

Excess MSRs Held through Equity Method Investees (Note 4)
Agency
Original Pools	4.7% – 5.9% (5.3%)	0.5% – 1.2% (0.7%)	1.1% – 3.0% (2.3%)	15 – 25 (19)	16 – 18 (17)
Recaptured Pools	4.5% – 4.9% (4.6%)	0.2% – 1.2% (0.7%)	0.7% – 2.5% (1.7%)	21 – 26 (24)	20 – 22 (21)
Total/Weighted Average—Excess MSRs Held through Investees	4.5% – 5.9% (4.9%)	0.2% – 1.2% (0.7%)	0.7% – 3.0% (1.9%)	15 – 26 (22)	16 – 22 (20)

Total/Weighted Average—Excess MSRs All Pools	2.1% – 9.1% (4.8%)	0.1% – 8.6% (2.0%)	—% – 9.8% (2.1%)	6 – 31 (20)	11 – 29 (21)

MSRs and MSR Financing Receivables
Agency(H)	0.5% – 83.2% (7.4%)	0.1% – 75.0% (1.5%)	—% – 60.3% (5.8%)	1 – 100 (29)	0 – 40 (23)
Non-Agency(H)	1.8% – 83.3% (7.8%)	0.4% – 66.7% (12.1%)	1.7% – 34.6% (8.8%)	19 – 213 (48)	0 – 31 (24)
Ginnie Mae(H)	4.2% – 82.3% (9.6%)	0.1% – 75.0% (7.2%)	2.4% – 14.4% (7.1%)	18 – 82 (40)	0 – 37 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.5% – 83.3% (7.9%)	0.1% – 75.0% (3.8%)	—% – 60.3% (10.0%)	1 – 213 (33)	0 – 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.10 – $7.00 ($6.70) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.30 – $15.10 ($10.10) per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.20 – $8.30 ($8.30) per loan per month was used to value the Ginnie Mae MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

As of June 30, 2022, a weighted average discount rate of 7.8% (range 7.5% – 8.0%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of June 30, 2022, a weighted average discount rate of 7.5% (range 7.0% – 9.0%) was used to value Rithm Capital’s MSRs and MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2022	0.9% – 1.8% (1.8%)	4.5% – 6.0% (5.9%)	3.6% – 15.5% (15.2%)	17.4 – 19.8 (19.8)	bps	5.2% – 5.7% (5.2%)	22.0 – 22.2 (22.0)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.9 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of June 30, 2022, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$7,996,986	$8,219,305	$7,064,068	$—	$7,064,068	2
Non-Agency RMBS(C)	17,304,516	921,858	924,734	—	924,734	3
Total	$25,301,502	$9,141,163	$7,988,802	$—	$7,988,802
(A)Rithm Capital generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold Rithm Capital the security) for Non-Agency RMBS. Rithm Capital evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

The third-party pricing services and brokers engaged by Rithm Capital (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of RMBS. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. Rithm Capital has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, Rithm Capital creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process of evaluating the fair value estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined and updated at least quarterly by Rithm Capital, and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 53.0% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$489,732	3.5% – 15.0% (5.2%)	0.0% – 25.0% (8.9%)	0.0% – 12.0% (1.5%)	0.0% – 88.0% (26.3%)
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

(B)Rithm Capital was unable to obtain quotations from more than one source on these securities.
(C)Includes Rithm Capital’s investments in interest-only notes for which the fair value option for financial instruments was elected.

Residential Mortgage Loans Valuation

Rithm Capital, through its wholly owned subsidiaries, Newrez and Caliber, originates mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans held-for-sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes or historical sale transactions for similar loans.

Residential mortgage loans held-for-sale, at fair value also includes certain nonconforming mortgage loans originated for sale to private investors, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$536,592	4.3% – 7.5% (4.6%)	2.1% – 16.1% (9.4%)	0.2% – 18.8% (1.1%)	4.0% – 57.4% (26.5%)
Originated loans	21,174
Residential mortgage loans held-for-sale, at fair value	$557,766

Residential mortgage loans held-for-investment, at fair value includes mortgage loans underlying the SAFT 2013-1 securitization, which are valued using internal pricing models using inputs such as default rates, prepayment speeds and discount rates. As the internal pricing model is based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$510,744	3.3% – 7.5% (7.3%)	2.1% – 20.0% (7.8%)	0.3% – 18.8% (4.7%)	4.0% – 94.5% (68.4%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$423,735	0.0% – 8.0% (8.0%)	0.0% – 23.0% (23.0%)	0.0% – 4.0% (4.0%)	0.0% – 52.0% (52.0%)

Mortgage Loans Receivable Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing mortgage loans receivable, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Mortgage loans receivable, at fair value	$1,403,212	5.5% – 7.5% (6.5%)	N/A	N/A	N/A

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option (“FVO”) for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding variable interest entities and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in Mortgage Loans Receivable, at Fair Value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss), Net in the Company’s Consolidated Statements of Income. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

Derivatives Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the mortgage loan origination business, Rithm Capital enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$61,574	0.0% – 100.0% (80.6%)	2.4 – 417.2 (187.0)

Asset-Backed Securities Issued

Rithm Capital and Newrez were deemed to be the primary beneficiaries of the SCFT 2020-A and SAFT 2013-1 securitization entities, and therefore, Rithm Capital’s Consolidated Balance Sheets include the asset-backed securities issued by the trusts. Rithm Capital elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with Rithm Capital’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$380,662	3.3% – 5.4% (5.2%)	22.6% – 40.0% (23.6%)	0.3% – 4.0% (3.8%)	20.0% – 92.4% (88.0%)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale, single-family rental properties, and foreclosed real estate accounted for as REO, Rithm Capital applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment.

At June 30, 2022, assets measured at fair value on a nonrecurring basis were $81.8 million. The $81.8 million of assets include approximately $71.3 million of residential mortgage loans held-for-sale and $10.5 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2022:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$57,750	7.0% – 7.0% (7.0%)	4.6 – 5.0 (4.9)	5.6% – 8.7% (6.3%)	2.2% – 4.9% (2.8%)	48.2% – 51.4% (50.6%)
Non-performing loans	13,597	7.5% – 7.5% (7.5%)	4.4 – 4.6 (4.6)	2.1% – 2.6% (2.6%)	16.5% – 18.8% (16.5%)	32.6% – 39.6% (34.1%)
Total/weighted average	$71,347	7.1%	4.9	5.6%	5.4%	47.5%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 19%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the six months ended June 30, 2022 consisted of a valuation allowance of $5.3 million for residential mortgage loans and a reversal of valuation allowance of $0.7 million for REO.

20. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with special purpose entities (SPEs), which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company evaluates its interests in each SPE for classification as a variable interest entity (VIE).

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

To assess whether Rithm Capital has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, Rithm Capital considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes, first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. To assess whether Rithm Capital has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, Rithm Capital considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. When an SPE meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

For certain consolidated VIEs, Rithm Capital has elected to account for the assets and liabilities of these entities as collateralized financing entities (“CFE”). A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance under GAAP for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity.

Consolidated VIEs

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advances

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of June 30, 2022. In 2013, Rithm Capital created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of residential mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of June 30, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments, however the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

During the third quarter of 2020, Rithm Capital formed several entities that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. Rithm Capital determined that these securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, Rithm Capital’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the securitizations and 2) significant variable interests in each of the securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the securitizations. As of June 30, 2022, no securitizations remain outstanding.

On October 1, 2019, as a result of Rithm Capital’s acquisition of servicing assets from the bankruptcy estate of Ditech Holding Company and Ditech Financial LLC (“Ditech”) and its pre-existing ownership of the equity, Rithm Capital consolidated the MDST Trusts. Rithm Capital’s determination to consolidate the MDST Trusts is a result of its ownership of the equity in these trusts in conjunction with the ability to direct activities that most significantly impact the economic performance of the entities with the acquisition of the servicing by Newrez.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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
Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of June 30, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $352.9 million and an aggregate principal limit of approximately $472.1 million. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $40.0 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Servicer Advance Facilities	MSR Financing Facilities	Mortgage Loans Receivable	Total
June 30, 2022
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$617,658	$—	$617,658
Servicer advance investments, at fair value	367,653	—	—	—	—	—	—	367,653
Residential mortgage loans, held-for-investment, at fair value	—	—	26,479	—	—	—	—	26,479
Residential mortgage loans, held-for-sale, at fair value	—	—	735,235	—	—	—	—	735,235
Consumer loans	—	—	—	423,735	—	—	—	423,735
Mortgage loans receivable	—	—	—	—	—	—	352,867	352,867
Cash and cash equivalents	36,479	33,372	27,676	—	—	—	—	97,527
Restricted cash	2,092	—	224,940	6,902	—	—	4,771	238,705
Servicer advance receivable	—	—	—	—	98,331	—	—	98,331
Other assets	9	1,347	266,756	5,827	30,253	315,050	87	619,329
Total Assets	$406,233	$34,719	$1,281,086	$436,464	$128,584	$932,708	$357,725	$3,577,519
Liabilities
Secured financing agreements(A)	$—	$—	$451,596	$—	$—	$—	$—	$451,596
Secured notes and bonds payable(A)	315,294	—	771,584	357,663	85,949	513,907	317,414	2,361,811
Accrued expenses and other liabilities	929	7,786	38,270	922	41,551	162	309	89,929
Total Liabilities	$316,223	$7,786	$1,261,450	$358,585	$127,500	$514,069	$317,723	$2,903,336

December 31, 2021
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$403,301	$—	$403,301
Servicer advance investments, at fair value	409,475	—	—	—	—	—	—	409,475
Residential mortgage loans, held-for-investment, at fair value	—	—	93,226	—	—	—	—	93,226
Residential mortgage loans, held-for-sale, at fair value	—	—	798,644	—	—	—	—	798,644
Consumer loans	—	—	—	507,291	—	—	—	507,291
Cash and cash equivalents	33,777	37,369	2,882	—	—	—	—	74,028
Restricted cash	2,210	—	171	7,249	—	—	—	9,630
Servicer advance receivable	—	—	—	—	94,306	—	—	94,306
Other assets	9	903	2,902	6,851	24,699	332,521	—	367,885
Total Assets	$445,471	$38,272	$897,825	$521,391	$119,005	$735,822	$—	$2,757,786
Liabilities
Secured financing agreements	$—	$—	$24,683	$—	$—	$—	$—	$24,683
Secured notes and bonds payable(A)	348,670	—	802,526	458,580	93,145	367,871	—	2,070,792
Accrued expenses and other liabilities	806	6,588	10,163	862	27,771	134	—	46,324
Total Liabilities	$349,476	$6,588	$837,372	$459,442	$120,916	$368,005	$—	$2,141,799
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital, and the assets of the VIEs are not directly available to satisfy Rithm Capital’s obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Six Months Ended June 30,
	2022	2021
Residential mortgage loan UPB and other collateral	$11,481,471	$11,855,823
Weighted average delinquency(A)	3.4%	5.3%
Net credit losses	$129,047	$105,652
Face amount of debt held by third parties(B)	$10,584,528	$10,929,618

Carrying value of bonds retained by Rithm Capital(C)(D)	$905,695	$1,014,469
Cash flows received by Rithm Capital on these bonds	$124,942	$381,606
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by Rithm Capital.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s Servicer Advance Investments (Note 6), the Shelter JVs, (Note 8) and Consumer loans (Note 9).

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2022			December 31, 2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$90,011	$26,933	$98,205	$95,995	$31,684	$83,597
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$9,613	$13,345	$46,213	$10,251	$15,683	$39,414

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended June 30,
	2022			2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$380	$2,597	$27,642	$(6,817)	$6,516	$18,608
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	49.5%	46.5%
Others’ interest in net income of consolidated subsidiary	$41	$1,287	$12,854	$(1,825)	$3,225	$8,653
(A)Rithm Capital owned 89.3% and 73.2% of the Buyer as of June 30, 2022 and 2021, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Six Months Ended June 30,
	2022			2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$2,515	$3,419	$38,340	$(1,932)	$13,639	$28,417
Others’ ownership interest	10.7%	49.5%	46.5%	26.8%	49.5%	46.5%
Others’ interest in net income of consolidated subsidiary	$269	$1,694	$17,828	$(517)	$6,750	$13,214
(A)Rithm Capital owned 89.3% and 73.2% of the Buyer as of June 30, 2022 and 2021, respectively.

21.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On April 14, 2021, the Company priced its underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Former Manager for its successful efforts in raising capital for Rithm Capital, the Company granted options to the Former Manager relating to 5.2 million shares of Rithm Capital’s common stock at $10.10 per share.

On May 19, 2021, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2022.

On September 14, 2021, the Company priced its underwritten public offering of 17,000,000 of its 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $449.5 million. The offering closed on September 17, 2021. In connection with the offering, Rithm Capital granted the underwriters an option for a period of 30 days to purchase up to an additional 2,550,000 shares of preferred stock at a price of $24.21 per share. On September 22, 2021, the underwriters exercised their option, in part, to purchase an additional 1,600,000 shares of preferred stock. To compensate the Former Manager for its successful efforts in raising capital for Rithm Capital, the Company granted options to the Former Manager relating to approximately 1.9 million shares of Rithm Capital’s common stock at $10.89 per share.

In December 2021, Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2022. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The share repurchase programs may be suspended or discontinued at any time. During the six months ended June 30, 2022, the Company repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40	0.80	0.80
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	—	0.88	—
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.32	$3.51	$2.63
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On June 17, 2022, Rithm Capital’s board of directors declared second quarter 2022 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.44 per share of Preferred Series D, or $2.9 million, $5.0 million, $6.3 million, and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 24, 2021	April 2021	$0.20	$82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6
December 15, 2021	January 2022	0.25	116.7
March 21, 2022	April 2022	0.25	116.7
June 17, 2022	August 2022	0.25	116.7

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

The table below summarizes the 2020 Warrants at June 30, 2022:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Number of Warrants (in millions)	Weighted Average Exercise Price (per share)
Outstanding warrants – December 31, 2021	43.4	$6.49
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding warrants – June 30, 2022	43.4	6.30	(A)
(A)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

As of June 30, 2022, outstanding options were as follows:

Held by the Former Manager	19,985,826
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	1,486,164
Issued to the independent directors	6,000
Total	21,477,990

The following table summarizes outstanding options as of June 30, 2022. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended June 30, 2022 was $9.32 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2022	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2022 (millions)
Directors	Various	6,000	6,000	$12.85	$—
Former Manager(C)	2017	1,130,916	1,130,916	13.43	—
Former Manager(C)	2018	5,320,000	5,320,000	16.15	—
Former Manager(C)	2019	6,351,000	6,351,000	15.54	—
Former Manager(C)	2020	1,619,739	1,295,792	16.88	—
Former Manager(C)	2021	7,050,335	2,975,995	9.90	—
Outstanding		21,477,990	17,079,703
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)The Former Manager assigned certain of its options to its employees as follows:

Date of Grant to Former Manager	Range of Exercise Prices	Total Unexercised Inception to Date
2019	$14.61 to $15.84	1,270,200
2020	$16.49 to $16.88	215,964
Total		1,486,164

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activity in outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options – December 31, 2021	21,478,990	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	12.01
Outstanding options – June 30, 2022	21,477,990	See table above

Earnings Per Share

Rithm Capital is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period.

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$33,331	$145,726	$723,262	$447,062
Noncontrolling interests in income of consolidated subsidiaries	14,182	10,053	19,791	19,447
Dividends on preferred stock	22,427	14,358	44,888	28,716
Net income (loss) attributable to common stockholders	$(3,278)	$121,315	$658,583	$398,899

Basic weighted average shares of common stock outstanding	466,804,548	456,312,486	466,795,119	435,668,683
Dilutive effect of stock options and common stock purchase warrants(A)	—	16,416,759	17,698,989	15,560,982
Diluted weighted average shares of common stock outstanding	466,804,548	472,729,245	484,494,108	451,229,665

Basic earnings per share attributable to common stockholders	$(0.01)	$0.27	$1.41	$0.92
Diluted earnings per share attributable to common stockholders	$(0.01)	$0.26	$1.36	$0.88
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

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and common stock purchase warrants	17,757,843	—	—	—

22. COMMITMENTS AND CONTINGENCIES

Litigation — Rithm Capital is or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. Rithm Capital is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital is, from time to time, subject to inquiries by government entities. Rithm Capital currently does not believe any of these inquiries would result in a material adverse effect on Rithm Capital’s business.

Indemnifications — In the normal course of business, Rithm Capital and its subsidiaries enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. Rithm Capital’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against Rithm Capital that have not yet occurred. However, based on its experience, Rithm Capital expects the risk of material loss to be remote.

Capital Commitments — As of June 30, 2022, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 25 for additional capital commitments entered into subsequent to June 30, 2022, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on Rithm Capital’s MSRs and Servicer Advance Investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of June 30, 2022, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $33.6 million and $1.8 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, Rithm Capital may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 8 for information regarding Rithm Capital’s residential mortgage loans.

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $231.3 million of unfunded and available revolving credit privileges as of June 30, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $715.1 million of additional advances on existing mortgage loans as of June 30, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Environmental Costs — As a residential real estate owner, Rithm Capital is subject to potential environmental costs. At June 30, 2022, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 18.

Internalization — During the second quarter of 2022, the Company entered into the Internalization Agreement with the Former Manager. Pursuant to the Internalization Agreement, the Management Agreement was terminated effective June 17, 2022, except that certain indemnification and other obligations survive, and the Company was no longer required to pay management or incentive fees with respect to any period thereafter. In connection with the Internalization Agreement, the Company is required to pay $400.0 million (subject to certain adjustments) to the Former Manager (the “Termination Fee”). The Company paid $200 million of the Termination fee to the Former Manager on June 17, 2022, and the remaining portion of the Termination Fee is payable in two installments; $100 million payable on September 15, 2022 and $100 million payable on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses).

Employment Agreements — Prior to June 17, 2022, the Company’s Chief Executive Officer and Chief Financial Officer were provided by its Former Manager under the terms of the Management Agreement. In addition, the Company relied on employees of its Former Manager and affiliates to conduct the Company’s operations. Since June 17, 2022, the Company entered into employment agreements with the Chief Executive Officer and Chief Financial Officer and hired certain employees of the Former Manager that served in key roles at the Company, including, but not limited to, those who support Rithm Capital’s investment, legal, accounting, tax and treasury operations.

23.    TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

On June 17, 2022, the Company entered into definitive agreements with the Former Manager to internalize the Company’s management function. As part of the termination of the existing Management Agreement, the Company agreed to pay $400.0 million (subject to certain adjustments) to the Former Manager. Following the Internalization, the Company no longer pays a management or incentive fee to the Former Manager.

In connection with the termination of the Management Agreement, the Company entered into the Transition Services Agreement with the Former Manager in order to facilitate the transition of the Company’s management functions and its operations through the earliest to occur of (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022 (or earlier if the Transition Services Agreement is terminated earlier). Under the Transition Services Agreement, the Former Manager provides (or causes to be provided), at cost, all of the services it was previously providing to the Company immediately prior to the Effective Date (“Transition Services”). The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services. The Company may elect to terminate any individual service at any time upon written notice to the Former Manager. The Transition Services are provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses, and will be invoiced on a monthly basis. The Transition Services Agreement may be terminated earlier in accordance with its terms or if the Company and the Former Manager agree that no further services are required. The Company incurred $0.5 million in costs for Transition Services during the three and six months ended June 30, 2022, and these costs are reported in General and Administrative expense in the Consolidated Statements of Income.

Prior to the Internalization, the Company was party to a Management Agreement with its Former Manager which provided for automatic one-year renewals subject to certain termination rights. Specifically, the Management Agreement allowed the Company to terminate the Management Agreement by payment of a termination fee. Pursuant to the Management Agreement, the Former Manager, under the supervision of the Company’s board of directors, formulated investment strategies, arranged for the acquisition of assets and associated financing, monitored the performance of the Company’s assets and provided certain advisory, administrative and managerial services in connection with the operations of the Company.

Prior to the Internalization and the termination of the Management Agreement on June 17, 2022, the Former Manager was entitled to receive a management fee in an amount equal to 1.5% per annum of the Company’s gross equity calculated and

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

payable monthly in arrears in cash. Gross equity was generally (i) the equity transferred by Drive Shack, formerly Newcastle Investment Corp., which was the sole stockholder of the Company until the spin-off of Rithm Capital completed on May 15, 2013, on the date of the spin-off, (ii) plus total net proceeds from preferred and common stock offerings, plus certain capital contributions to subsidiaries, less capital distributions and repurchases of common stock.

In addition, the Former Manager was entitled to receive annual incentive compensation in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) Rithm Capital’s funds from operations before the incentive compensation, excluding funds from operations from investments in the Consumer Loan Companies and any unrealized gains or losses from mark-to-market valuation changes on investments and debt (and any deferred tax impact thereof), per share of common stock, plus (b) earnings (or losses) from the Consumer Loan Companies computed on a level-yield basis (such that the loans are treated as if they qualified as loans acquired with a discount for credit quality as set forth in ASC No. 310-30, as such codification was in effect on June 30, 2013) as if the Consumer Loan Companies had been acquired at their GAAP basis on May 15, 2013, plus earnings (or losses) from equity method investees invested in Excess MSRs as if such equity method investees had not made a fair value election, plus gains (or losses) from debt restructuring and gains (or losses) from sales of property, and plus non-routine items, minus amortization of non-routine items, in each case per share of common stock, exceed (2) an amount equal to (a) the weighted average of the book value per share of the equity transferred by Drive Shack on the date of the spin-off and the prices per share of Rithm Capital’s common stock in any offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum, multiplied by (B) the weighted average number of shares of common stock outstanding. “Funds from operations” means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and gains (or losses) from sales of property, plus depreciation on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from operations was computed on an unconsolidated basis. The computation of funds from operations was subject to adjustments at the direction of Rithm Capital’s independent directors based on changes in, or certain applications of, GAAP. Funds from operations was determined from the date of the spin-off and without regard to Drive Shack’s prior performance.

In addition to the management fee and incentive compensation, Rithm Capital was responsible for reimbursing the Former Manager for certain expenses paid by the Former Manager on behalf of Rithm Capital.

In March 2020, the Company and certain of its subsidiaries sold (collectively, the “Sale”) through a broker-dealer to six purchasers (collectively, “the Purchasers”) of a portfolio consisting of non-agency residential mortgage-backed securities with an aggregate face value of approximately $6.1 billion (the “Securities”). The Sale generated proceeds of approximately $3.3 billion in the aggregate, excluding any unpaid but accrued interest. The Purchasers included an entity affiliated with funds managed by an affiliate of the Former Manager (the “Fortress Purchaser”), which purchased approximately $1.85 billion of Securities in aggregate face value for approximately $1.0 billion. In connection with the sale of the Securities to the Fortress Purchaser, the Company agreed to exercise certain rights, including call rights, that the Company holds under the securitization transactions with respect to the Securities sold to the Fortress Purchaser solely upon written direction by the Fortress Purchaser. Such rights include the rights, if any, to (i) amend and/or terminate the transactions contemplated by certain related residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements, (ii) acquire certain of the related residential mortgage loans, real estate owned and certain other assets in the trust subject to such residential mortgage servicing agreements, securitization trust agreements, pooling and servicing agreements or other agreements in connection with such amendment or termination against delivery of the applicable termination payment, and (iii) if applicable, direct certain related servicers, holders of subordinate securities and/or other applicable parties, to exercise the rights in (i) and (ii). Pursuant to such agreement, the Company and the Fortress Purchaser would share equally in any profits or losses arising from the exercise of any such rights, other than if the Company elects not to participate in the related transaction, in which case the Fortress Purchaser would realize all of the profits and bear all of the losses with respect thereto.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Former Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. See Notes 18 and 21 to the Company’s Consolidated Financial Statements for further details.

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Former Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of June 30, 2022, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $105.8 million and $58.5 million, respectively.

The following table summarizes Due to affiliates:

	June 30, 2022	December 31, 2021
Management fees	$—	$17,188
Expense reimbursements and other	—	631
Total	$—	$17,819

The following table summarizes affiliate fees and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$20,985	$23,677	$46,174	$45,839
Expense reimbursements(A)	104	125	229	250
Total	$21,089	$23,802	$46,403	$46,089
(A)Included in General and Administrative expenses in the Consolidated Statements of Income.

See Note 4 regarding co-investments with Fortress-managed funds.

See Note 23 regarding options granted to the Former Manager.

24.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current:
Federal	$(1,199)	$(6,694)	$—	$4,119
State and local	(222)	(1,348)	45	868
Total current income tax expense (benefit)	(1,421)	(8,042)	45	4,987
Deferred:
Federal	62,330	5,843	231,566	77,152
State and local	11,781	1,122	43,868	15,043
Total deferred income tax expense	74,111	6,965	275,434	92,195
Total income tax expense (benefit)	$72,690	$(1,077)	$275,479	$97,182

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2022. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including servicing, origination, and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 for further details.

As of June 30, 2022, Rithm Capital recorded a net deferred tax liability of $716.1 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans, and swaps held within taxable entities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

25.    RESTRUCTURING CHARGES

In connection with the Internalization and the termination of the Management Agreement, the Company agreed to pay its Former Manager $400.0 million (subject to certain adjustments), with $200.0 million paid on June 17, 2022, $100.0 million payable on September 15, 2022 and $100.0 million payable on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses for 2022). See Notes 1, 22 and 23 for additional discussion. The restructuring charge paid to the Former Manager is reflected in Termination Fee to Affiliate expense in the Consolidated Statements of Income for the three and six months ended June 30, 2022 with a corresponding liability reflected in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets as of June 30, 2022. There were no restructuring charges recorded for the three and six months ended June 30, 2021.

26.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2022 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

On August 1, 2022, the Company changed its name to Rithm Capital Corp. and effective August 2, 2022, the Company’s ticker symbol on the New York Stock Exchange changed to “RITM.”

In addition, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003 from 1345 Avenue of the Americas, 45th Floor, New York, NY 10105.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Rithm Capital. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto, and with “Risk Factors.”

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended June 30, 2022 compared to the immediately preceding prior quarter ended March 31, 2022.

GENERAL

Rithm Capital is a publicly traded REIT primarily focused on opportunistically investing in, and actively managing, investments related to the residential real estate market. We seek to generate long-term value for our investors by using our investment expertise to identify, create and invest primarily in mortgage related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of the mortgage loans we originate and service by offering products and services to customers, servicers, and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our annual report on Form 10-K for the year ended December 31, 2021.

As of June 30, 2022, we had approximately $35 billion in total assets and 9,862 employees, including those employed by our operating entities.

We have elected to be treated as a REIT for U.S. federal income tax purposes. Rithm Capital became a publicly-traded entity on May 15, 2013.

INTERNALIZATION OF MANAGEMENT

On June 17, 2022, we entered into definitive agreements with the Former Manager to internalize our management function. As part of the termination of the existing Management Agreement, we agreed to pay $400.0 million (subject to certain adjustments) to the Former Manager. Following the Internalization, we no longer pay a management or incentive fee to the Former Manager.

In connection with the termination of the Management Agreement, we entered into the Transition Services Agreement with the Former Manager in order to facilitate the transition of management functions and operations through the earliest to occur (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022 (or earlier if the Transition Services Agreement is terminated earlier). Under the Transition Services Agreement, the Former Manager provides (or causes to be provided), at cost, all of the services it was previously providing to us immediately prior to the Effective Date. The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services. The Company may elect to terminate any individual service at any time upon written notice to the Former Manager. The Transition Services are provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses, and will be invoiced on a monthly basis. The Transition Services Agreement may be terminated earlier in accordance with its terms or if we and the Former Manager agree that no further services are required. We incurred $0.5 million in costs for Transition Services during the three and six months ended June 30, 2022, and these costs are reported in General and Administrative expense in the Consolidated Statements of Income.

On August 1, 2022, the Company changed its name to Rithm Capital Corp. and effective August 2, 2022, the Company’s ticker symbol on the New York Stock Exchange changed to “RITM.”

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total equity	$7,062,998	$7,184,712	$6,669,380	$6,627,113	$6,166,151
Less: Preferred Stock Series A, B, C, and D	1,258,667	1,258,667	1,262,481	1,262,498	812,992
Less: Noncontrolling interests of consolidated subsidiaries	69,171	62,078	65,348	71,023	94,100
Total equity attributable to common stock	$5,735,160	$5,863,967	$5,341,551	$5,293,592	$5,259,059

Common stock outstanding	466,856,753	466,786,526	466,758,266	466,579,920	466,579,920

Book value per common share	$12.28	$12.56	$11.44	$11.35	$11.27

Our book value per common share decreased 2.2% to $12.28 as of June 30, 2022, down from $12.56 as of March 31, 2022, primarily driven by the $400.0 million termination fee to affiliate, partially offset by an overall favorable change in valuation inputs and assumptions related to assets carried at fair value within our investment portfolio. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Economic data and indicators regarding the overall financial health and condition of the U.S. for the second quarter of 2022 were mixed. On balance, the preliminary annualized U.S. real gross domestic product (“GDP”) declined in the second quarter of 2022. Labor market conditions continued to remain tight as employment increased solidly during the second quarter of 2022, though the pace of the increase was slower than in the first quarter of 2022, and the total unemployment rate remained at a near 50-year low and unchanged at 3.6%. The consumer price inflation—as measured by the 12-month percentage change in the personal consumption expenditures (“PCE”) price index—remained elevated and well above the Federal Reserve’s longer-term goal of 2.0%, largely driven by continued supply-demand imbalances exacerbated by the geopolitical risks associated with the war in Ukraine and adverse developments associated with China’s zero-COVID policy.

Consumer spending remained robust during the second quarter of 2022, though spending patterns appeared to be shifting and moderating somewhat driven by higher prices for food, energy, and other essentials.

Inflation indicators remained high and persistent throughout the second quarter of 2022, driven by strong aggregate demand for goods and services, significant increases in energy and commodity prices, and global supply chain disruptions. As a response, the Federal Reserve continues to signal its intention to move ahead with reducing policy accommodation. In May 2022, the U.S. central bank’s policy-setting Federal Open Market Committee (“FOMC”) voted unanimously to increase the benchmark federal funds rate by 50 basis points. In June 2022, the FOMC further increased the federal funds rate by 75 basis points and raised it again by 75 basis points in July 2022.

Financial markets were volatile during the second quarter of 2022, reflecting heightened geopolitical risks, uncertainty about the outlook for monetary policy, and elevated financial market volatility. Equity indexes declined considerably, while spreads in the bond markets generally increased substantially. In particular, nominal treasury yields increased considerably during the quarter, driven by Federal Reserve communications viewed as implying a more rapid removal of monetary policy accommodation than previously expected.

Housing demand, both purchase and refinance, softened during the second quarter of 2022 as a result of a sharp rise in mortgage rates. Financing conditions for all borrowers remained generally accommodative and credit remained widely available. In addition, while refinance volumes continued trending lower during the second quarter of 2022, outstanding balances of home equity lines of credit increased significantly, likely reflecting a substitution of homeowners away from cash-out refinances. Delinquency rates for mortgages, which include loans in forbearance and other loans behind on payments, continued to trend down. Residential mortgage rates continued to increase, mostly as a result of widening MBS spreads, which market participants attributed mainly to the tapering of the Federal Reserve's agency MBS purchases and uncertainty surrounding the market supply of agency MBS that would accompany balance sheet runoff by the Federal Reserve. Conventional 30-year rates increased to 5.5% as of June 30, 2022 compared to 4.2% as of March 31, 2022. The Mortgage Bankers Association estimates full year 2022 production volume of $2.4 trillion, down from full year 2021 volume of $4.0 trillion. Furthermore, 30% of 2022 volume is estimated to be refinance volume compared to 57% in 2021.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted since mid-March 2020 by the ongoing COVID-19 pandemic as well as the recent events such as the war in Ukraine.

The following table summarizes the U.S. gross domestic product estimates annualized rate by quarter:

	Three Months Ended
	June 30, 2022(A)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Real GDP	(0.9)%	(1.6)%	6.9%	2.3%	6.7%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Unemployment rate	3.6%	3.6%	3.9%	4.7%	5.9%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
10-year U.S. Treasury rate	3.0%	2.3%	1.5%	1.5%	1.5%
30-year fixed mortgage rate	5.5%	4.2%	3.1%	2.9%	3.0%

Since May 2022, in response to the inflationary pressures, the Federal Reserve has raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty related to market volatility and inflationary pressures, the ultimate impact COVID-19, as well as the geopolitical risks associated with the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current economic environment, potential impacts of COVID-19, and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures, the COVID-19 pandemic, and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”) and Non-QM residential loans. For debt facilities that do not mature prior to the phase-out of LIBOR, we adopted the allowable contract modification relief optional expedient and have implemented amending terms to transition to an alternative benchmark. For the six months ended June 30, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

OUR PORTFOLIO

Our portfolio, as of June 30, 2022, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
June 30, 2022
Investments	$3,349,312	$7,156,949	$2,864,161	$13,370,422	$7,988,802	$2,821,898	$423,735	$1,756,079	$—	$26,360,936
Cash and cash equivalents	170,412	653,879	247,676	1,071,967	317,818	1,529	1,730	34,353	83,451	1,510,848
Restricted cash	252,894	75,715	55,989	384,598	10,610	3,672	19,748	15,332	—	433,960
Other assets	669,315	2,343,393	2,325,958	5,338,666	176,823	212,571	32,837	164,169	237,838	6,162,904
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$4,453,769	$10,242,476	$5,498,876	$20,195,121	$8,494,053	$3,039,670	$478,050	$2,025,664	$321,289	$34,553,847
Debt	$3,421,076	$4,650,100	$3,341,447	$11,412,623	$7,660,612	$2,319,649	$357,663	$1,478,636	$604,244	$23,833,427
Other liabilities	363,425	2,424,304	150,330	2,938,059	10,932	339,357	998	21,588	346,488	3,657,422
Total liabilities	3,784,501	7,074,404	3,491,777	14,350,682	7,671,544	2,659,006	358,661	1,500,224	950,732	27,490,849
Total equity	669,268	3,168,072	2,007,099	5,844,439	822,509	380,664	119,389	525,440	(629,443)	7,062,998
Noncontrolling interests in equity of consolidated subsidiaries	13,345	—	9,613	22,958	—	—	46,213	—	—	69,171
Total Rithm Capital stockholders’ equity	$655,923	$3,168,072	$1,997,486	$5,821,481	$822,509	$380,664	$73,176	$525,440	$(629,443)	$6,993,827
Investments in equity method investees	$—	$—	$80,834	$80,834	$—	$—	$—	$—	$—	$80,834

Operating Investments

Origination

For the three months ended June 30, 2022, loan origination volume was $19.1 billion, down from $26.9 billion in the prior quarter. Gain on sale margin for the three months ended June 30, 2022 was 1.95%, 42 bps higher than the 1.53% for the prior quarter, with the increase primarily driven by a higher pull through rate and an acceleration of loan fundings during the three months ended June 30, 2022, as well as a shift in loans originations to higher margin channels from lower margin channels.

Included in our Origination segment are the financial results of two services businesses, E Street Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended				Six Months Ended
(in millions)	June 30, 2022	% of Total	March 31, 2022	% of Total	June 30, 2022	% of Total	June 30, 2021	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$2,164	11%	$4,425	16%	$6,589	14%	$12,078	24%	$(2,261)	$(5,489)
Retail / Joint Venture	6,103	32%	6,404	24%	12,507	27%	2,056	4%	(301)	10,451
Wholesale	3,197	17%	4,646	17%	7,843	17%	5,085	10%	(1,449)	2,758
Correspondent	7,591	40%	11,401	43%	18,992	41%	31,473	62%	(3,810)	(12,481)
Total Production by Channel	$19,055	100%	$26,876	100%	$45,931	100%	$50,692	100%	$(7,821)	$(4,761)

Production by Product
Agency	$10,248	53%	$18,086	67%	$28,334	62%	$37,232	73%	$(7,838)	$(8,898)
Government	7,621	40%	7,576	28%	15,197	33%	13,106	26%	45	2,091
Non-QM	293	2%	549	2%	842	2%	63	—%	(256)	779
Non-Agency	747	4%	515	2%	1,262	3%	258	1%	232	1,004
Other	146	1%	150	1%	296	1%	33	—%	(4)	263
Total Production by Product	$19,055	100%	$26,876	100%	$45,931	100%	$50,692	100%	$(7,821)	$(4,761)

% Purchase	75%		54%		63%		31%
% Refinance	25%		46%		37%		69%

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$302,610	$407,269	$709,879	$652,962	$(104,659)	$56,917

Pull through adjusted lock volume	$15,520,818	$26,683,082	$42,203,900	$47,403,733	$(11,162,264)	$(5,199,833)

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	5.10%	3.14%	3.61%	3.45%
Retail / Joint Venture	3.36%	2.85%	3.07%	4.58%
Wholesale	1.24%	0.90%	1.01%	1.37%
Correspondent	0.39%	0.13%	0.22%	0.30%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.95%	1.53%	1.68%	1.38%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $116.8 million and $252.5 million for the three months ended June 30, 2022 and March 31, 2022, respectively. Includes loan origination fees of $369.3 million and $1,097.3 million for the six months ended June 30, 2022 and 2021, respectively.
(C)Excludes $2.2 million and $64.7 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the three months ended June 30, 2022 and March 31, 2022, respectively, and $66.9 million and $37.4 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the six months ended June 30, 2022 and 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased $104.7 million for the three months ended June 30, 2022 compared to the three months ended March 31, 2022, primarily due to lower loan production related to rising interest rates during the quarter. Purchase originations comprised 75% of all funded loans for the three months ended June 30, 2022 compared to 54% for the three months ended March 31, 2022. Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net increased $56.9 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily driven by the addition of the Caliber platform during the third quarter of 2021.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. As of June 30, 2022, the performing loan servicing division (the Mortgage Company) serviced $394.0 billion UPB of loans and Shellpoint Mortgage Servicing serviced $104.0 billion UPB of loans, for a total servicing portfolio of $498.0 billion UPB, representing a 3% increase from December 31, 2021. In addition, the 30-year conventional mortgage rate increased during the first six months of 2022, in turn slowing down prepayments on mortgages and amortization on MSR assets.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of Rithm Capital or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other Rithm Capital subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	June 30, 2022	March 31, 2022	June 30, 2021	QoQ Change	YoY Change
Performing Servicing
MSR Assets	$389,762	$387,394	$207,881	$2,368	$181,881
Residential Whole Loans	3,832	4,889	6,301	(1,057)	(2,469)
Third Party	436	304	—	132	436
Total Performing Servicing	394,030	392,587	214,182	1,443	179,848

Special Servicing
MSR Assets	10,138	11,336	13,866	(1,198)	(3,728)
Residential Whole Loans	7,127	7,093	1,450	34	5,677
Third Party	86,754	85,875	76,409	879	10,345
Total Special Servicing	104,019	104,304	91,725	(285)	12,294
Total Servicing Portfolio	$498,049	$496,891	$305,907	$1,158	$192,142

Agency Servicing
MSR Assets	$279,694	$281,456	$157,848	$(1,762)	$121,846
Third Party	9,774	10,735	13,155	(961)	(3,381)
Total Agency Servicing	289,468	292,191	171,003	(2,723)	118,465

Government-insured Servicing
MSR Assets	115,449	111,693	58,604	3,756	56,845
Total Government Servicing	115,449	111,693	58,604	3,756	56,845

Non-Agency (Private Label) Servicing
MSR Assets	4,757	5,581	5,295	(824)	(538)
Residential Whole Loans	10,959	11,982	7,751	(1,023)	3,208
Third Party	77,416	75,444	63,254	1,972	14,162
Total Non-Agency (Private Label) Servicing	93,132	93,007	76,300	125	16,832
Total Servicing Portfolio	$498,049	$496,891	$305,907	$1,158	$192,142

The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Base Servicing Fees
MSR Assets	$300,676	$281,110	$581,786	$90,439	$19,566	$491,347
Residential Whole Loans	3,019	3,389	6,408	2,240	(370)	4,168
Third Party	23,069	23,653	46,722	52,520	(584)	(5,798)
Total Base Servicing Fees	326,764	308,152	634,916	145,199	18,612	489,717

Other Fees
Incentive fees	16,207	21,244	37,451	40,598	(5,037)	(3,147)
Ancillary fees	13,628	13,451	27,079	22,501	177	4,578
Boarding fees	1,287	1,808	3,095	4,446	(521)	(1,351)
Other fees	6,812	3,750	10,562	13,235	3,062	(2,673)
Total Other Fees(A)	37,934	40,253	78,187	80,780	(2,319)	(2,593)

Total Servicing Fees	$364,698	$348,405	$713,103	$225,979	$16,293	$487,124
(A)Includes other fees earned from third parties of $10.6 million and $8.8 million for the three months ended June 30, 2022 and March 31, 2022, and $19.4 million and $31.7 million for the six months ended June 30, 2022 and 2021, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

As of June 30, 2022, we had $8.6 billion carrying value of MSRs and MSR Financing Receivables. As of June 30, 2022, our Full and Excess MSR portfolio slightly decreased to $621 billion UPB from $626 billion UPB as of March 31, 2022. Full MSRs as of June 30, 2022 remained relatively unchanged at $548 billion UPB compared to $549 billion UPB as of March 31, 2022. Excess MSRs as of June 30, 2022 decreased to $73 billion UPB from $77 billion as of March 31, 2022.

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

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of June 30, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.5%, 8.4%, 7.1%, 1.5% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 73.2% of the underlying UPB of the related mortgages is subserviced by our Mortgage Company.

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

The table below summarizes our MSRs and MSR Financing Receivables as of June 30, 2022:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$374,752.2	29	bps	$5,846.0
Non-Agency	57,260.5	48		808.5
Ginnie Mae	116,082.5	40		1,971.9
Total	$548,095.2	33	bps	$8,626.4

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR Financing Receivables as of June 30, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$5,845,943	$374,752,192	2,021,375	755	3.6%	281	49	1.5%	10.1%	9.9%	0.2%	10.0%
Non-Agency	808,528	57,260,465	509,507	637	4.2%	290	192	10.4%	11.3%	9.6%	1.8%	5.5%
Ginnie Mae	1,971,938	116,082,508	505,627	696	3.2%	331	25	0.7%	11.7%	11.6%	—%	10.9%
Total	$8,626,409	$548,095,165	3,036,509	730	3.6%	293	59	2.2%	10.6%	10.2%	0.3%	9.7%

	Collateral Characteristics
	Delinquency 30 Days(F)	Delinquency 60 Days(F)	Delinquency 90+ Days(F)	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
GSE	0.9%	0.2%	0.7%	0.2%	—%	0.1%
Non-Agency	7.4%	2.9%	4.9%	5.8%	0.8%	2.3%
Ginnie Mae	3.2%	0.9%	1.8%	0.3%	—%	0.3%
Total	2.1%	0.6%	1.4%	0.8%	0.1%	0.4%
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

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

Summary of Direct Excess MSRs as of June 30, 2022

		MSR Component(A)					Excess MSR
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Agency	$24.3	29	bps	21	bps	32.5% - 66.7%	$128.8
Non-Agency(B)	27.9	34		15		33.3% - 100%	127.4
Total/Weighted Average	$52.2	32	bps	18	bps		$256.2
(A)The MSR is a weighted average as of June 30, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $18.2 billion UPB underlying these Excess MSRs.

Summary of Excess MSRs Through Equity Method Investees as of June 30, 2022

		MSR Component(A)
	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$20.9	33	bps	22	bps	50.0%	66.7%	33.3%	$149.6
(A)The MSR is a weighted average as of June 30, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following table summarizes the collateral characteristics of the loans underlying our direct Excess MSRs as of June 30, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$66,679	$14,339,070	126,555	732	4.5%	221	150	1.4%	17.4%	17.1%	0.4%	23.2%
Recaptured Loans	62,114	9,965,418	63,153	738	3.8%	259	50	—%	15.2%	15.1%	0.1%	38.8%
	$128,793	$24,304,488	189,708	735	4.2%	237	108	0.7%	16.5%	16.3%	0.3%	29.3%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	$99,301	$24,034,490	141,347	679	4.2%	266	195	8.0%	17.4%	15.8%	1.9%	18.4%
Recaptured Loans	28,122	3,844,125	18,271	743	3.6%	273	30	—%	12.8%	12.8%	—%	39.5%
	$127,423	$27,878,615	159,618	688	4.2%	267	173	6.2%	16.8%	15.5%	1.6%	20.4%
Total/Weighted Average(H)	$256,216	$52,183,103	349,326	709	4.2%	253	143	3.5%	16.7%	15.8%	1.0%	24.5%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(G)
Agency
Original Pools	1.9%	0.5%	1.8%	0.6%	0.1%	0.1%
Recaptured Loans	1.1%	0.3%	1.2%	0.1%	—%	—%
	1.6%	0.4%	1.6%	0.4%	0.1%	0.1%
Non-Agency(F)
Mr. Cooper and SLS Serviced:
Original Pools	10.2%	2.7%	3.5%	5.3%	0.4%	1.5%
Recaptured Loans	1.4%	0.2%	0.7%	0.1%	—%	—%
	9.1%	2.4%	3.2%	4.6%	0.4%	1.3%
Total/Weighted Average(H)	5.7%	1.5%	2.4%	2.7%	0.2%	0.8%
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
(F)We also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $18.2 billion UPB underlying these Excess MSRs.
(G)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 30–59 days, 60–89 days or 90 or more days.
(H)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of June 30, 2022 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency
Original Pools	$57,748	$10,116,726	33.3%	117,937	717	5.1%	210	169	1.1%	18.4%	17.5%	1.1%	27.4%
Recaptured Loans	91,850	10,821,717	33.3%	83,252	724	3.9%	255	59	—%	16.4%	16.3%	0.3%	45.9%
Total/Weighted Average(G)	$149,598	$20,938,443		201,189	721	4.5%	233	112	1.1%	17.4%	16.9%	0.7%	36.7%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	30 Days(F)	60 Days(F)	90+ Days(F)
Agency
Original Pools	2.6%	0.6%	1.9%	0.9%	0.2%	0.1%
Recaptured Loans	1.7%	0.4%	1.3%	0.2%	—%	0.1%
Total/Weighted Average(G)	2.1%	0.5%	1.6%	0.5%	0.1%	0.1%
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

Servicer Advance Investments

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2022
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$365,677	$379,901	$18,224,076	$341,328	1.9%
(A)Represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the six months ended June 30, 2022 (dollars in thousands):

			Six Months Ended June 30, 2022		Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Change in Fair Value Recorded in Other Income (Loss)	Face Amount of Secured Notes and Bonds Payable	Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	7.5	$(1,797)	$322,735	91.7%	91.0%	1.2%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in Servicer Advance Investments (dollars in thousands):

June 30, 2022
Principal and interest advances	$64,203
Escrow advances (taxes and insurance advances)	153,991
Foreclosure advances	123,134
Total	$341,328

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of June 30, 2022, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of June 30, 2022 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$7,996,986	$8,219,305	100.0%	$66	$(1,155,303)	$7,064,068	40	9.6	9.0%	$7,040,807
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended June 30, 2022:

Net Interest Spread(A)
Weighted Average Asset Yield	2.19%
Weighted Average Funding Cost	1.18%
Net Interest Spread	1.01%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $7.1 billion and $8.4 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2022 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,304,516	$921,858	$98,272	$(95,396)	$924,734	$607,269
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2022 (dollars in thousands):

	Non-Agency RMBS Characteristics(A)
Vintage(B)	Average Minimum Rating(C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(D)	Excess Spread(E)	Weighted Average Life (Years)	Weighted Average Coupon(F)
Pre-2008	NR	122	$543,753	$16,670	1.8%	$20,542	—%	—%	4.3	3.2%
2008 and later	BBB	531	16,759,284	904,410	98.2%	902,442	24.7%	0.2%	3.7	2.8%
Total/weighted average	BBB-	653	$17,303,037	$921,080	100.0%	$922,984	24.2%	0.2%	3.7	2.8%

	Collateral Characteristics(A)(G)
Vintage(B)	Average Loan Age (years)	Collateral Factor(H)	3-Month CPR(I)	Delinquency(J)	Cumulative Losses to Date
Pre-2008	12.7	0.16	5.4%	7.6%	8.7%
2008 and later	11.4	0.62	12.5%	3.1%	0.5%
Total/weighted average	11.5	0.61	12.4%	3.2%	20.6%

(A)Excludes $1.1 million face amount of bonds backed by consumer loans and $0.4 million face amount of bonds backed by corporate debt.
(B)The year in which the securities were issued.
(C)Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. This excludes the ratings of the collateral underlying 311 bonds with a carrying value of $337.0 million, which either have never been rated or for which rating information is no longer provided. We had no assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2022.
(D)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(E)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2022.
(F)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $17.6 million and $1.7 million, respectively, for which no coupon payment is expected.
(G)The weighted average loan size of the underlying collateral is $291.2 thousand.
(H)The ratio of original UPB of loans still outstanding.
(I)Three-month average constant prepayment rate and default rates.
(J)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended June 30, 2022:

Net Interest Spread(A)
Weighted average asset yield	3.94%
Weighted average funding cost	3.73%
Net interest spread	0.21%
(A)The Non-Agency RMBS portfolio consists of 40.2% floating rate securities and 59.8% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At June 30, 2022 and December 31, 2021, the Company pledged Non-Agency RMBS with a carrying value of approximately $884.6 million and $924.9 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

Residential Mortgage Loans

As of June 30, 2022, we had approximately $6.1 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $4.9 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.8 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2022 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$576,750	$510,744	10,273	7.1%	4.4

Acquired performing loans(C)	102,734	92,430	2,689	6.7%	4.9
Acquired non-performing loans(D)	29,203	24,623	217	6.3%	5.2
Total residential mortgage loans, held-for-sale, at lower of cost or market	$131,937	$117,053	2,906	6.6%	5.0

Acquired performing loans(C)(E)	$1,759,976	$1,661,890	10,370	4.7%	13.3
Acquired non-performing loans(D)(E)	308,514.0	282,734	1,546	4.4%	12.5
Originated loans	3,319,543	3,349,312	4,751	5.1%	28.9
Total residential mortgage loans, held-for-sale, at fair value	$5,388,033	$5,293,936	16,667	4.9%	22.9
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
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 120 days or more past
(D)As of June 30, 2022, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $672.1 million and $208.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR or SOFR. At June 30, 2022 and December 31, 2021, the Company pledged residential mortgage loans with a carrying value of approximately $5.5 billion and $11.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2022 (dollars in thousands):

	Collateral Characteristics
	UPB	Personal Unsecured Loans %	Personal Homeowner Loans %	Number of Loans	Weighted Average Original FICO Score(A)	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 30 Days(B)	Delinquency 60 Days(B)	Delinquency 90+ Days(B)	12-Month CRR(C)	12-Month CDR(D)
Consumer loans	$380,603	56.8%	43.2%	62,409	690	17.6%	13.3%	210	3.2	1.2%	0.9%	1.5%	23.1%	4.0%
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

Single-Family Rental (“SFR”) Portfolio

As of June 30, 2022, our SFR portfolio consisted of approximately 3,608 properties with an aggregate carrying value of $927.2 million, up from 3,285 units with an aggregate carrying value of $814.9 million as of March 31, 2022. During the three months ended June 30, 2022 and March 31, 2022, we acquired approximately 325 and 734 SFR properties, respectively.

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

The following table summarizes certain key SFR property metrics as of June 30, 2022 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	91	2.5%	$17,097	1.8%	$188	80.0%	$1,465	1,570
Arizona	153	4.2%	58,979	6.4%	385	46.0%	2,017	1,553
Florida	830	23.0%	220,341	23.8%	265	74.0%	1,813	1,454
Georgia	733	20.3%	169,947	18.3%	232	65.0%	1,775	1,784
Indiana	115	3.2%	25,001	2.7%	217	63.0%	1,582	1,623
Mississippi	101	2.8%	16,875	1.8%	167	92.0%	1,563	1,667
Missouri	350	9.7%	67,484	7.3%	193	63.0%	1,514	1,471
Nevada	109	3.0%	35,757	3.9%	328	73.0%	1,825	1,455
North Carolina	430	11.9%	125,173	13.5%	291	74.0%	1,732	1,537
Oklahoma	44	1.2%	9,458	1.0%	215	43.0%	1,560	1,615
Tennessee	85	2.4%	28,323	3.1%	333	86.0%	1,873	1,500
Texas	565	15.7%	152,284	16.4%	270	59.0%	1,858	1,794
Other U.S.	2	0.1%	510	0.1%	255	50.0%	1,715	1,585
Total/Weighted Average	3,608	100.0%	$927,229	100.0%	$257	74.0%	$1,758	1,607

We primarily rely on the use of credit facilities, term loans, and mortgage-backed securitizations to finance purchases of SFR properties. During the first quarter of 2022, we completed a mortgage-backed securitization collateralized by certain SFR properties. We utilized the proceeds from our securitization to fund repayments of the then-outstanding indebtedness on our credit facility. We expect to continue financing SFR properties with the use of securitization structures in the future. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our SFR properties.

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

The following table summarizes our mortgage-backed securitizations (dollars in thousands):

	Origination Date	Maturity Date	Weighted Average Interest Rate	Outstanding Principal Balance
				June 30, 2022	March 31, 2022
2022-SFR1	Jan-2022	Feb-2027	3.5%	$267,116	$267,326
Total securitizations				$267,116	$267,326

The following table summarizes the number of properties pledged as collateral for the Company’s mortgage-backed securitizations and the aggregate net book values (dollars in thousands):

	June 30, 2022		March 31, 2022
	Number of Properties	Net Book Value	Number of Properties	Net Book Value
2022-SFR1	1,199	$252,567	1,200	$253,420
Total encumbered properties	1,199	$252,567	1,200	$253,420

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.8% to 8.5%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2022, the average commitment size of our loans was $1.7 million and the weighted average remaining term to contractual maturity of our loans was 8.8 months.

We typically receive loan origination fees, or “points” of up to 5.3% of the total commitment at origination, along with loan amendment and extension fees, each of which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans, and inspection fees.

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

As of June 30, 2022, we have loans in 32 states with the majority of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the three months ended June 30, 2022 (dollars in thousands):

Loans originated	$1,306,100
Loans repaid(A)	$785,535
Number of loans originated	862
Unpaid principal balance	$1,756,079
Total commitment	$2,471,180
Average total commitment	$1,697
Weighted average contractual interest(B)	7.5%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of June 30, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	568	39.0%	$1,407,075	56.9%	76.2%
Bridge	455	31.3%	724,814	29.3%	77.1%
Renovation	433	29.7%	339,291	13.7%	77.9%
	1,456	100.0%	$2,471,180	99.9%
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of June 30, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	676	46.4%	$1,414,344	57.2%
Washington	149	10.2%	234,231	9.5%
New York	40	2.7%	128,520	5.2%
Other U.S.	591	40.7%	694,085	28.1%
	1,456	100.0%	$2,471,180	100.0%

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

At June 30, 2022, we recorded a net deferred tax liability of $716.1 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held within taxable entities.

For the three and six months ended June 30, 2022, we recognized deferred tax expense of $74.1 million and $275.4 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments, offset partially by the allocation of the termination payment to taxable entities.

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

Our critical accounting policies as of June 30, 2022, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2021.

The mortgage and financial industries are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility and inflationary pressures. In addition, the ultimate duration and impact of the COVID-19 pandemic, and to a lesser extent the ongoing war in Ukraine, and response thereto remain uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2022; however, uncertainty over the current macroeconomic conditions, ultimate impact COVID-19, and the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of the worsening economy, COVID-19, and the war in Ukraine. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

In the second half of 2021, we completed two acquisitions, Caliber Home Loans, Inc. and Genesis Capital, LLC. As a result of these acquisitions, operating revenues and expenses increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 compared to the three months ended March 31, 2022 and the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,478	$456,400	$925,878	$704,460	$13,078	$221,418
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(180,265), $(200,325), $(380,590) and $(637,448), respectively)	336,563	575,393	911,956	(225,709)	(238,830)	1,137,665
Servicing revenue, net	806,041	1,031,793	1,837,834	478,751	(225,752)	1,359,083
Interest income	211,648	225,413	437,061	402,709	(13,765)	34,352
Gain on originated residential mortgage loans, held-for-sale, net	304,791	471,996	776,787	690,333	(167,205)	86,454
	1,322,480	1,729,202	3,051,682	1,571,793	(406,722)	1,479,889
Expenses
Interest expense and warehouse line fees	150,829	138,833	289,662	225,444	11,996	64,218
General and administrative	225,271	246,238	471,509	336,847	(20,967)	134,662
Compensation and benefits	339,658	392,619	732,277	393,374	(52,961)	338,903
Management fee to affiliate	20,985	25,189	46,174	45,839	(4,204)	335
Termination fee to affiliate	400,000	—	400,000	—	400,000	400,000
	1,136,743	802,879	1,939,622	1,001,504	333,864	938,118
Other Income (Loss)
Change in fair value of investments, net	(234,040)	(147,119)	(381,159)	(9,888)	(86,921)	(371,271)
Gain (loss) on settlement of investments, net	94,936	61,184	156,120	(90,603)	33,752	246,723
Other income (loss), net	59,388	52,332	111,720	74,446	7,056	37,274
	(79,716)	(33,603)	(113,319)	(26,045)	(46,113)	(87,274)
Income Before Income Taxes	106,021	892,720	998,741	544,244	(786,699)	454,497
Income tax expense (benefit)	72,690	202,789	275,479	97,182	(130,099)	178,297
Net Income (Loss)	$33,331	$689,931	$723,262	$447,062	$(656,600)	$276,200
Noncontrolling interests in income (loss) of consolidated subsidiaries	14,182	5,609	19,791	19,447	8,573	344
Dividends on preferred stock	22,427	22,461	44,888	28,716	(34)	16,172
Net Income (Loss) Attributable to Common Stockholders	$(3,278)	$661,861	$658,583	$398,899	$(665,139)	$259,684

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$434,789	$421,555	$856,344	$619,264	$13,234	$237,080
Ancillary and other fees	34,689	34,845	69,534	85,196	(156)	(15,662)
Servicing fee revenue and fees	469,478	456,400	925,878	704,460	13,078	221,418
Change in fair value due to:
Realization of cash flows	(180,265)	(200,325)	(380,590)	(637,448)	20,060	256,858
Change in valuation inputs and assumptions(A)	514,955	845,037	1,359,992	425,980	(330,082)	934,012
Change in fair value of derivative instruments	—	7,189	7,189	(199)	(7,189)	7,388
(Gain) loss realized	1,873	306	2,179	(16,349)	1,567	18,528
Gain (loss) on settlement of derivative instruments	—	(76,814)	(76,814)	2,307	76,814	(79,121)
Servicing revenue, net	$806,041	$1,031,793	$1,837,834	$478,751	$(225,752)	$1,359,083
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Changes in interest and prepayment rates	$749,624	$957,518	$1,707,142	$313,785	$(207,894)	$1,393,357
Changes in discount rates	(65,729)	(65,317)	(131,046)	113,305	(412)	(244,351)
Changes in other factors	(168,940)	(47,164)	(216,104)	(1,110)	(121,776)	(214,994)
Change in valuation and assumptions	$514,955	$845,037	$1,359,992	$425,980	$(330,082)	$934,012

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2022	March 31, 2022	June 30, 2021	QoQ Change	YoY Change
GSE	$374,752	$376,795	$269,343	$(2,043)	$105,409
Non-Agency	57,261	60,342	70,711	(3,081)	(13,450)
Ginnie Mae	116,083	111,972	58,510	4,111	57,573
Total	$548,096	$549,109	$398,564	$(1,013)	$149,532

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Servicing revenue, net decreased $225.8 million, primarily driven by a $330.1 million net decrease in mark-to-market adjustments on our MSR portfolio, driven by a smaller increase in interest rates quarter-over-quarter and a change in discount rates assigned to less seasoned MSRs, offset by slower prepays and higher custodial earnings. The decrease was further offset by a reduction in net loss from MSR hedges.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Servicing revenue, net increased $1,359.1 million, primarily driven by (i) a $934.0 million net increase in mark-to-market adjustments on our MSR portfolio, (ii) a $256.9 million net decrease in realization of cash flows, and (iii) the Caliber acquisition contributing $162.7 million before mark-to-market adjustment. The positive mark-to-market adjustments of $1,360.0 million for the six months ended June 30, 2022 were primarily driven by changes in assumptions related to slower prepayment rates and higher custodial earnings due to an increase in interest rates during the year.

Interest Income

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Interest income decreased $13.8 million quarter over quarter, primarily driven by lower funded loan volume, partially offset by higher interest rates during the period.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest income increased by $34.4 million year over year, primarily driven by higher interest rates during the period, including the impact from the Caliber and Genesis acquisitions during the second half of 2021.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Direct to Consumer	5.10%	3.14%	3.61%	3.45%
Retail / Joint Venture	3.36%	2.85%	3.07%	4.58%
Wholesale	1.24%	0.90%	1.01%	1.37%
Correspondent	0.39%	0.13%	0.22%	0.30%
	1.95%	1.53%	1.68%	1.38%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$2,164	$4,425	$6,589	$12,078	$(2,261)	$(5,489)
Retail / Joint Venture	6,103	6,404	12,507	2,056	(301)	10,451
Wholesale	3,197	4,646	7,843	5,085	(1,449)	2,758
Correspondent	7,591	11,401	18,992	31,473	(3,810)	(12,481)
Total Production by Channel	$19,055	$26,876	$45,931	$50,692	$(7,821)	$(4,761)

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Gain on originated residential mortgage loans, held-for-sale, net decreased $167.2 million, primarily driven by a reduction in volumes attributable to an increase in interest rates during the quarter. Gain on sale margin for the three months ended June 30, 2022 was 1.95%, 42 bps higher than 1.53% for the prior quarter, with the increase primarily driven by a higher pull through rate and an acceleration of loan fundings during the three months ended June 30, 2022, as well as a shift in loans originations to higher margin channels from lower margin channels. For the three months ended June 30, 2022, loan origination volume was $19.1 billion, down from $26.9 billion in the prior quarter as production in all four channels continued to move towards comparable historical levels after unprecedented purchase and refinance volume in the previous year. Purchase originations comprised 75% of all funded loans for the three months ended June 30, 2022 compared to 54% for the three months ended March 31, 2022

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Gain on originated residential mortgage loans, held-for-sale, net increased $86.5 million, primarily driven by the inclusion of the Caliber acquisition since August 2021, partially offset by a reduction in the pull through adjusted lock volume attributable to an increase in interest rates during the year. Gain on sale margin for the six months ended June 30, 2022 was 1.68%, 30 bps higher than 1.38% for the prior year. For the six months ended June 30, 2022, loan origination volume was $50.7 billion, up from $45.9 billion in the prior year, primarily driven by the inclusion of Caliber results for 2022. We expect production in all four channels to continue to move towards comparable historical levels given the elevated interest rate environment.

Interest Expense and Warehouse Line Fees

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Interest expense and warehouse line fees increased $12.0 million quarter over quarter, primarily due to an increase in interest rates during the quarter, partially offset by lower loan funding on our secured financing warehouse lines.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Interest expense and warehouse line fees increased by $64.2 million year over year, primarily due the inclusion of the Caliber and Genesis acquisitions and higher interest expense attributable to an increase in interest rates during 2022.

General and Administrative

General and Administrative expenses consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Legal and professional	$20,822	$28,586	$49,408	$36,806	$(7,764)	$12,602
Loan origination	35,015	39,901	74,916	85,161	(4,886)	(10,245)
Occupancy	28,886	29,777	58,663	20,571	(891)	38,092
Subservicing	41,987	46,808	88,795	95,117	(4,821)	(6,322)
Loan servicing	4,866	5,304	10,170	9,306	(438)	864
Property and maintenance	22,108	23,603	45,711	27,885	(1,495)	17,826
Other	71,587	72,259	143,846	62,001	(672)	81,845
Total	$225,271	$246,238	$471,509	$336,847	$(20,967)	$134,662

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

General and administrative expenses decreased $21.0 million quarter over quarter, primarily driven by a reduction in loan origination and subservicing expenses related to the decrease in loan production, as well as lower legal and professional fees attributable to fewer securitizations during the current quarter.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

General and administrative expenses increased $134.7 million year over year, primarily driven by the Caliber acquisition. The reduction in loan origination and subservicing expenses of $10.2 million and $6.3 million, respectively, reflects the decrease in loan production commensurate with an increase in interest rates during 2022.

Compensation and Benefits

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Compensation and benefits expense decreased $53.0 million quarter over quarter, primarily due to lower headcount within our Mortgage Company commensurate with aligning our expense base to a lower production environment.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Compensation and benefits expense increased $338.9 million year over year, primarily due to the Caliber and Genesis acquisitions, initially adding over 7,000 in aggregate headcount.

Termination Fee to Affiliate

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

The termination fee to affiliate of $400.0 million for three months ended June 30, 2022 relates to the Internalization effective June 17, 2022. See Notes 1, 23 and 25 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

The termination fee to affiliate of $400.0 million for the six months ended June 30, 2022 relates to the Internalization effective June 17, 2022. Notes 1, 23 and 25 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Change in Fair Value of Investments, Net

Change in Fair Value of Investments, Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Excess MSRs	$1,066	$(2,630)	$(1,564)	$(8,829)	$3,696	$7,265
Excess MSRs, equity method investees	156	1,703	1,859	2,597	(1,547)	(738)
Servicer advance investments	(1,314)	(483)	(1,797)	(4,873)	(831)	3,076
Real estate and other securities	(379,656)	(605,295)	(984,951)	(341,547)	225,639	(643,404)
Residential mortgage loans	(25,477)	(106,920)	(132,397)	181,416	81,443	(313,813)
Consumer loans	(7,196)	(13,733)	(20,929)	(7,630)	6,537	(13,299)
Mortgage loans receivable	(5,542)	5,542	—	—	(11,084)	—
Derivative instruments	183,923	574,697	758,620	168,978	(390,774)	589,642
Total change in fair value of investments, net	$(234,040)	$(147,119)	$(381,159)	$(9,888)	$(86,921)	$(371,271)

Change in Fair Value of Real Estate and Other Securities

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Change in fair value of investments in real estate securities was primarily driven by unfavorable changes in the fair value of Agency securities attributable to an increase in interest rates during the quarter.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Change in fair value of investments in real estate securities was primarily driven by unfavorable changes in the fair value of Agency securities attributable to an increase in interest rates during the year.

Change in Fair Value of Residential Mortgage Loans

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Change in fair value of investments in residential mortgage loans was primarily due to unfavorable changes in valuation inputs and assumptions largely attributable to an increase in interest rates during the quarter and decreases in loan pricing in the market.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Change in fair value of investments in residential mortgage loans was primarily due to unfavorable changes in valuation inputs and assumptions largely attributable to an increase in interest rates during the year and decreases in loan pricing in the market.

Change in Fair Value of Derivative Instruments

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Change in fair value of derivative instruments was primarily driven by interest rate swaps used as economic hedges within our investment portfolio. The current outstanding swap positions are fixed payors; higher interest rates during the quarter resulted in favorable mark to market adjustments.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Change in fair value of derivative instruments was primarily driven by interest rate swaps used as economic hedges within our investment portfolio. The current outstanding swap positions are fixed payors; higher interest rates during the year resulted in favorable mark to market adjustments.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Sale of real estate securities	$(118,079)	$(1,557)	$(119,636)	$(25,691)	$(116,522)	$(93,945)
Sale of acquired residential mortgage loans	(1,798)	50,419	48,621	49,597	(52,217)	(976)
Settlement of derivatives	232,470	47,475	279,945	(76,629)	184,995	356,574
Liquidated residential mortgage loans	(14,551)	(29,932)	(44,484)	629	15,381	(45,113)
Sale of REO	(1,268)	(2,090)	(3,359)	(4,185)	822	826
Extinguishment of debt	—	—	—	83	—	(83)
Other	(1,838)	(3,131)	(4,967)	(34,407)	1,293	29,440
	$94,936	$61,184	$156,120	$(90,603)	$33,752	$246,723

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Gain on settlement of investments, net was driven by gain on settlement of derivatives of $232.5 million largely attributable to the settlement of TBAs, partially offset by loss on sales of real estate securities of $118.1 million attributable to the sales of Agency securities during the quarter.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Gain on settlement of investments, net was driven by gain on settlement of derivatives of $279.9 million largely attributable to the settlement of TBAs, partially offset by loss on sales of real estate securities of $119.6 million attributable to the sales of Agency securities during the second quarter.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021	QoQ Change	YoY Change
Unrealized gain (loss) on secured notes and bonds payable	$27,957	$7,194	$35,151	$1,216	$20,763	$33,935
Rental revenue	12,272	8,129	20,402	20,022	4,143	380
Property and maintenance revenue	32,035	34,305	66,340	45,010	(2,270)	21,330
(Provision) reversal for credit losses on securities	(2,174)	(711)	(2,885)	2,650	(1,463)	(5,535)
Valuation and credit loss (provision) reversal on loans and real estate owned	(1,614)	(3,029)	(4,643)	51,365	1,415	(56,008)
Other income (loss)	(9,088)	6,444	(2,645)	(45,817)	(15,532)	43,172
	$59,388	$52,332	$111,720	$74,446	$7,056	$37,274

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Other income increased $7.1 million, primarily due to a favorable change in bond marks, and increase in rental income attributable to our growing single family rental business, partially offset by other items.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Other income increased $37.3 million, including an increase of $21.3 million in property and maintenance revenue at Guardian Asset Management, lower servicing provisions for servicing losses, and decreased write-offs of receivables. This was offset by the change in provision for credit losses on loans and securities during 2022.

Income Tax Expense

Three months ended June 30, 2022 compared to the three months ended March 31, 2022.

Income tax expense decreased $130.1 million, primarily driven by the deduction for the termination fee to affiliate, as well as decreased changes in the fair value of MSRs, loans and swaps held within taxable entities.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Income tax expense increased $178.3 million, primarily driven by changes in the fair value of MSRs, loans, and swaps held within taxable entities, partially offset by the deduction for the termination fee to affiliate.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at June 30, 2022 was $1,510.8 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez, and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of June 30, 2022, approximately $1,052.2 million of our cash and cash equivalents were held at NRM, Newrez, and Caliber, of which $881.2 million were in excess of regulatory liquidity requirements. NRM, Newrez, and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2022, we had outstanding secured financing agreements with an aggregate face amount of approximately $14.0 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.9 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our senior management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

On June 17, 2022, we entered into definitive agreements with the Former Manager to internalize our management function. As part of the termination of the existing Management Agreement, we agreed to pay $400.0 million (subject to certain adjustments) to the Former Manager. Following the internalization of management on June 17, 2022, we no longer pay a management or incentive fee to the Former Manager. Consequently, we have assumed general and administrative, and compensation and benefit expenses directly. We anticipate a savings in operating costs as a result of the Internalization.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	March 31, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$4,910,944	$4,908,659	Jul-22 to Sep-25	3.05%	0.7	$5,646,909	$5,588,006	$5,479,872	20.3	$10,138,297
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,161,223	1,161,223	Dec-23	3.93%	1.5	1,358,294	1,358,294	1,358,294	0.7	1,252,660
Agency RMBS(D)	7,040,807	7,040,807	Jul-22 to Sep-22	1.18%	0.1	7,994,763	8,216,954	7,061,674	9.6	8,386,538
Non-Agency RMBS(E)	621,058	621,058	Jul-22 to Oct-23	3.73%	0.1	13,777,282	886,905	884,604	3.7	656,874
SFR properties(E)	235,487	235,487	Dec-22	3.15%	0.5	N/A	330,159	330,159	N/A	158,515
Total Secured Financing Agreements	13,969,519	13,967,234		2.21%	0.4					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	3.1	73,121,546	265,354	329,535	6.8	237,835
MSRs(H)	4,666,798	4,657,497	Dec-22 to Dec-26	4.60%	2.7	527,279,143	6,414,614	8,279,291	7.5	4,234,771
Servicer Advance Investments(I)	322,735	321,891	Aug-22 to Mar-24	1.22%	0.5	341,328	365,677	379,901	7.5	355,722
Servicer Advances(I)	2,174,064	2,169,295	Aug-22 to Nov-24	3.08%	1.2	2,590,339	2,560,696	2,560,696	0.7	2,355,969
Residential Mortgage Loans(J)	772,887	772,998	Mar-24 to Jul-43	2.17%	2.4	791,041	796,987	796,987	26.8	802,526
Consumer Loans(K)	384,596	357,663	Sep-37	2.07%	8.0	380,549	393,138	423,704	3.3	458,580
SFR Properties	497,303	496,771	Mar-23 to Jun-27	3.59%	3.6	N/A	542,385	542,385	N/A	199,407
Mortgage Loans Receivable(L)	324,062	317,414	Dec-26	4.43%	4.5	352,867	352,867	352,867	0.7	—
Total Secured Notes and Bonds Payable	9,370,942	9,322,026		3.75%	2.6					8,644,810
Total/ Weighted Average	$23,340,461	$23,289,260		2.84%	1.3					$29,237,694

(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $23.5 million of associated accrued interest payable as of June 30, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $227.9 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.6 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $2.0 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(I)$1.7 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.1% to 3.5%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents (i) $22.9 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $331.6 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).
(L)Reflects the 2022-RTL1 Securitization. Refer to Note 20 to the Consolidated Financial Statements for details.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $14.0 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2022
	Outstanding Balance at June 30, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$7,040,807	$8,448,097	$13,403,573	0.46%
Non-Agency RMBS	621,058	642,802	1,020,775	3.02%
Residential mortgage loans	4,475,520	6,314,481	11,262,875	2.24%
Real estate owned	3,664	3,630	3,843	2.85%
Secured Notes and Bonds Payable
MSRs	1,047,000	605,950	1,047,000	3.65%
Servicer advances	714,627	892,995	1,242,051	1.86%
Total/weighted average	$13,902,676	$16,907,955	$27,980,117	1.46%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Secured Financing Agreements
Agency RMBS	$7,886,950	$9,015,478	$8,789,698	$10,098,123
Non-Agency RMBS	266,365	646,092	711,931	715,802
Residential mortgage loans	5,271,295	7,477,038	8,497,137	4,879,365
Real estate owned	3,630	4,703	5,609	9,923
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

In conjunction with the issuance of the 2020 Term Loan, we issued warrants providing the lenders with the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of our common stock in the aggregate (the “2020 Warrants”). The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution provisions): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of June 30, 2022, the weighted average exercise price was $6.30 per share.

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

Maturities

Our debt obligations as of June 30, 2022, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2022	$506,597	$9,299,334	$9,805,931
2023	1,299,437	5,529,828	6,829,265
2024	1,239,059	1,533,468	2,772,527
2025	—	1,879,018	1,879,018
2026	324,062	1,514,224	1,838,286
2027 and thereafter	765,314	—	765,314
	$4,134,469	$19,755,872	$23,890,341
(A)Includes secured notes and bonds payable of $4.1 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $14.0 billion and $5.8 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 0.3% and 30%, respectively, and for residential mortgage loans and SFR Properties were 10% and 29%, respectively, during the six months ended June 30, 2022.

Borrowing Capacity

The following table summarizes our borrowing capacity as of June 30, 2022 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$6,844,837	$3,044,826	$3,800,011
Loan origination	16,836,159	4,012,828	12,823,331
Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,870,641	4,666,798	1,203,843
Servicer advances	3,911,341	2,496,799	1,414,542
Residential mortgage loans	290,714	230,189	60,526
	$34,040,072	$14,679,937	$19,360,136
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of June 30, 2022.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40	0.80	0.80
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	—	0.88	—
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.32	$3.51	$2.63
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

On April 14, 2021, we priced our underwritten public offering of 45,000,000 shares of its common stock at a public offering price of $10.10 per share. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 6,750,000 shares of common stock at a price of $10.10 per share. On April 16, 2021, the underwriters exercised their option, in part, to purchase an additional 6,725,000 shares of common stock. The offering closed on April 19, 2021. To compensate the Former Manager for its successful efforts in raising capital for us, we granted options to the Former Manager relating to 5.2 million shares of Rithm Capital’s common stock at $10.10 per share. We used the net proceeds of approximately $512.0 million from the offering, along with cash on hand and other sources of liquidity, to finance the Caliber acquisition in the third quarter of 2021.

On May 19, 2021, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2022.

On September 14, 2021, we priced our underwritten public offering of 17,000,000 of our 7.00% fixed-rate reset series D cumulative redeemable preferred stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $449.5 million. The offering closed on September 17, 2021. In connection with the offering, we granted the underwriters an option for a period of 30 days to purchase up to an additional 2,550,000 shares of preferred stock at a price of $24.2125 per share. On September 22, 2021, the underwriters exercised their option, in part, to purchase an additional 1,600,000 shares of preferred stock. To compensate the Former Manager for its successful efforts in raising capital for us, we granted options to the Former Manager relating to approximately 1.9 million shares of our common stock at $10.89 per share.

In December 2021, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2022. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. During the six months ended June 30, 2022, we repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

The following table summarizes outstanding options as of June 30, 2022:

Held by the Former Manager	19,985,826
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	1,486,164
Issued to the independent directors	6,000
Total	21,477,990

As of June 30, 2022, our outstanding options had a weighted average exercise price of $13.83.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2021	April 2021	$0.20
June 30, 2021	July 2021	0.20
September 30, 2021	October 2021	0.25
December 31, 2021	January 2022	0.25
March 31, 2022	April 2022	0.25
June 30, 2022	July 2022	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents, and restricted cash for the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
Beginning of period — cash, cash equivalents, and restricted cash	$1,528,442	$1,080,473	$447,969

Net cash provided by (used in) operating activities	5,355,298	(1,014,361)	6,369,659
Net cash provided by (used in) investing activities	465,332	(2,374,125)	2,839,457
Net cash provided by (used in) financing activities	(5,404,264)	3,502,756	(8,907,020)

Net increase (decrease) in cash, cash equivalents, and restricted cash	416,366	114,270	302,096

End of period — cash, cash equivalents, and restricted cash	$1,944,808	$1,194,743	$750,065

Operating Activities

Net cash provided by (used in) operating activities were approximately $5.4 billion and $(1.0) billion for the six months ended June 30, 2022 and 2021, respectively. Operating cash inflows for the six months ended June 30, 2022 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received, and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations, termination fee paid to the Former Manager, and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $0.5 billion and $(2.4) billion for the six months ended June 30, 2022 and 2021, respectively. Investing activities for the six months ended June 30, 2022 primarily consisted of cash paid for SFR properties, real estate securities, and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(5.4) billion and $3.5 billion for the six months ended June 30, 2022 and 2021, respectively. Financing activities for the six months ended June 30, 2022 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of June 30, 2022, there was $11.5 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

As of June 30, 2022, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2022 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2022:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 25 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2022, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $231.3 million of unfunded and available revolving credit privileges as of June 30, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $715.1 million of additional advances on existing mortgage loans as of June 30, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

	June 30, 2022	December 31, 2021
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+316.9	+488.5
+25bps	+160.0	+253.6
-25bps	-160.0	-253.6
-50bps	-336.8	-519.8

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

	June 30, 2022	December 31, 2021
Mortgage basis change (bps)	Estimated Change in Fair Value (in millions)
+20bps	+83.0	+145.4
+10bps	+42.1	+76.5
-10bps	-42.1	-76.5
-20bps	-91.0	-157.9

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of June 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2022	$5,845,943
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,259,854	$6,045,984	$5,658,124	$5,481,889
Change in estimated fair value:
Amount	$413,911	$200,041	$(187,819)	$(364,054)
Percentage	7.1%	3.4%	(3.2)%	(6.2)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,185,055	$6,008,137	$5,697,843	$5,559,808
Change in estimated fair value:
Amount	$339,112	$162,194	$(148,100)	$(286,135)
Percentage	5.8%	2.8%	(2.5)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,917,055	$5,884,498	$5,801,262	$5,751,246
Change in estimated fair value:
Amount	$71,112	$38,555	$(44,681)	$(94,697)
Percentage	1.2%	0.7%	(0.8)%	(1.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,818,337	$5,832,101	$5,859,629	$5,873,378
Change in estimated fair value:
Amount	$(27,606)	$(13,842)	$13,686	$27,435
Percentage	(0.5)%	(0.2)%	0.2%	0.5%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2022	$808,528
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$880,270	$842,926	$776,762	$747,352
Change in estimated fair value:
Amount	$71,742	$34,398	$(31,766)	$(61,176)
Percentage	8.9%	4.3%	(3.9)%	(7.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$842,423	$823,184	$797,001	$787,504
Change in estimated fair value:
Amount	$33,895	$14,656	$(11,527)	$(21,024)
Percentage	4.2%	1.8%	(1.4)%	(2.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$843,936	$821,272	$775,278	$752,048
Change in estimated fair value:
Amount	$35,408	$12,744	$(33,250)	$(56,480)
Percentage	4.4%	1.6%	(4.1)%	(7.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$800,608	$804,569	$812,489	$816,450
Change in estimated fair value:
Amount	$(7,920)	$(3,959)	$3,961	$7,922
Percentage	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of June 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at June 30, 2022	$1,971,938
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,117,453	$2,042,186	$1,906,256	$1,844,735
Change in estimated fair value:
Amount	$145,515	$70,248	$(65,682)	$(127,203)
Percentage	7.4%	3.6%	(3.3)%	(6.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,108,615	$2,037,346	$1,911,521	$1,855,299
Change in estimated fair value:
Amount	$136,677	$65,408	$(60,417)	$(116,639)
Percentage	6.9%	3.3%	(3.1)%	(5.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,124,194	$2,052,203	$1,884,659	$1,791,686
Change in estimated fair value:
Amount	$152,256	$80,265	$(87,279)	$(180,252)
Percentage	7.7%	4.1%	(4.4)%	(9.1)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,961,859	$1,966,942	$1,977,112	$1,982,189
Change in estimated fair value:
Amount	$(10,079)	$(4,996)	$5,174	$10,251
Percentage	(0.5)%	(0.3)%	0.3%	0.5%

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

Rithm Capital is, from time to time, subject to inquiries by government entities. Rithm Capital currently does not believe any of these inquiries would result in a material adverse effect on Rithm Capital’s business.

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to the Financial Markets, (iii) Risks Related to Our Taxation as a REIT, and (iv) Risks Related to Our Stock. However, these categories do overlap and should not be considered exclusive.

Risks Related to Our Business

We may not realize some or all of the targeted benefits of the Internalization.

In connection with the Internalization, we entered into the Transition Services Agreement, pursuant to which the Former Manager agreed to provide certain services and personnel related mainly to information technology, legal, regulatory compliance, accounting and tax. These services will be provided at cost during the transition period until the earliest to occur (i) the date on which no remaining service to be provided under the Transition Services Agreement or (ii) December 31, 2022 (or earlier if the Transition Services Agreement is terminated earlier). We may elect to terminate any individual service at any time upon written notice to the Former Manager. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Former Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.

We are reliant on certain transition services provided by the Former Manager under the Transition Services Agreement, and may not find a suitable provider for these transition services if the Former Manager no longer provides the transition services to which we are entitled under the Transition Services Agreement.

We remain reliant on the Former Manager during the period of the Transition Services Agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Former Manager will default on its obligation to provide the transition services to which we are entitled under the Transition Services Agreement, or that we or the Former Manager will terminate the Transition Services Agreement pursuant to its termination provisions, and that we will not be able to find a suitable replacement for the transition services provided under the Transition Services Agreement in a timely manner, at a reasonable cost or at all. In addition, the Former Manager’s liability to us if it defaults on its obligation to provide transition services to us during the transition period is limited by the terms of the Transition Services Agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt the Former Manager’s financial, accounting and other data processing systems during the period of the transition services.

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

In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•The pandemic could adversely impact the continued service and availability of skilled personnel, including our executive officers and other members of our management team, employees at our origination and servicing businesses and the servicers and subservicers that we engage, which we refer to as our “Servicing Partners,” and other third-party vendors. To the extent our management or other personnel are impacted in significant numbers by the pandemic and are not available to conduct work, our business and operating results may be negatively impacted.

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

•Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Since May 2022, in response to the inflationary pressures in part caused by the pandemic, the Federal Reserve has raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

The value of substantially all of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of Non-Agency RMBS (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans underlying our MSRs are contained in subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of Non-Agency RMBS). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of Rithm Capital or one of its subservicers), the related interests in MSRs would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our interests in related MSRs will likely lose all of their value. Any recovery in such circumstances, in the case of Non-Agency RMBS, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. See “—We have significant counterparty concentration risk in certain of our Servicing Partners, and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if one of our Servicing Partners is unable to adequately carry out its duties as a result of:

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

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio. As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of June 30, 2022, Rithm Capital holds approximately $1.8 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

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

As a result of our previously disclosed acquisitions of Shellpoint Partners LLC and assets from the bankruptcy estate of Ditech, among others, certain subsidiaries of Rithm Capital perform various mortgage and real estate related services, and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Prior to such acquisitions, neither we nor any of our subsidiaries have previously originated or serviced loans directly, and owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various other risks, including, but not limited to those pertaining to:

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

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, and our subsidiaries’ business results may be significantly impacted by the existing and future laws and regulations to which they are subject. If our subsidiaries performing mortgage lending and servicing activities fail to operate in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.

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
•adversely affect Newrez’s, Caliber’s and/or Rithm Capital’s ability to finance servicing advance receivables and certain other assets;
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

As of June 30, 2022, 24.7% and 17.7% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.4% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Rithm Capital and third-party co-investors, through a joint venture entity (Advance Purchaser LLC, the “Buyer”) have agreed to purchase all future arising servicer advances from Mr. Cooper under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of June 30, 2022, 40.2% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 59.8% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Many of our servicer advance financing arrangements are provided by financial institutions with whom we have substantial relationships. Some of our servicer advance financing arrangements entail the issuance of term notes to capital markets investors with whom we have little or no relationships or the identities of which we may not be aware and, therefore, we have no ability to control or monitor the identity of the holders of such term notes. Holders of such term notes may have or may take positions – for example, “short” positions in our stock or the stock of our servicers – that could be benefited by adverse events with respect to us or our Servicing Partners. If any holders of term notes allege or assert noncompliance by us or the related Servicing Partner under our servicer advance financing arrangements in order to realize such benefits, we or our Servicing Partners, or our ability to maintain servicer advance financing on favorable terms, could be materially and adversely affected.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, we may elect for us to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on its analysis, we determine that bearing such risk is advisable or unavoidable. In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

Until recently, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns. Beginning in May 2022, however, in response to the inflationary pressures in part caused by the pandemic, the Federal Reserve started to raise interest rates and indicated it anticipates further interest rate increases. Rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, however, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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
•reliance on programs administered by, the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see-“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and – “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Former Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us, and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us, including, but not limited to, interests in MSRs, may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

Our business could suffer if we fail to attract and retain management and other highly skilled personnel.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified management and other personnel for all areas of the Company, in particular skilled managers, loan officers, underwriters, loan servicers, debt default specialists and other personnel specialized in finance, risk and compliance. Trained and experienced personnel are in high demand and may be in short supply in some areas. We may not be able to attract, develop and maintain an adequate skilled management and workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Rithm Capital’s subsidiaries, NRM, Newrez, Caliber, and Genesis are or may become subject to significant state and federal regulations.

Subsidiaries of Rithm Capital, NRM, Newrez, Caliber, and Genesis have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the United States and certain other jurisdictions. As a result of NRM, Newrez, Caliber, and Genesis’s current and expected approvals, NRM, Newrez, Caliber and Genesis are subject to extensive and comprehensive regulation under federal, state and local laws in the United States. These laws and regulations do, and may in the future, significantly affect the way that NRM, Newrez, Caliber, and Genesis do business, and subject NRM,

Newrez, Caliber, and Genesis and Rithm Capital to additional costs and regulatory obligations, which could impact our financial results.

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
Failure of Rithm Capital’s subsidiaries, NRM, Newrez and Caliber, to obtain or maintain certain licenses and approvals required for NRM, Newrez and Caliber to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Compliance with these requirements must be carefully monitored on a continuing basis. Monitoring and managing our REIT compliance has become challenging due to the increased size and complexity of the assets in our portfolio, a meaningful portion of which are not qualifying REIT assets. There can be no assurance that our personnel responsible for doing so will be able to successfully monitor our compliance or maintain our REIT status.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”), which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to our directors, officers, employees, service providers, consultants and advisors who perform services for us. We reserved 15 million shares of our common stock for issuance under the Plan. The term of the Plan expires in 2023. On the first day of each fiscal year beginning during the term of the Plan, that number will be increased by a number of shares of our common stock equal to 10% of the number of shares of our common stock newly issued by us during the immediately preceding fiscal year.

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

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease, as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2022, the Company entered into an offer letter with Nick Santoro (the “Offer Letter”), pursuant to which he was employed by the Company as Managing Director (Chief Financial Officer). The Offer Letter provides that Mr. Santoro will receive an annual base salary of $300,000 and will be eligible to receive a discretionary annual bonus with respect to each full or partial year that he is employed by the Company, including 2022. Mr. Santoro is also subject to a post-employment non-competition covenant for 12 months following his termination of employment as a result of his resignation or a termination by the Company for “cause” (as defined in the Offer Letter), certain non-solicitation covenants for 18 months following termination of his employment for any reason, and covenants involving confidentiality and proprietary rights.

The foregoing description of the Offer Letter is qualified in its entirety by the full text of the Offer Letter, which is filed hereto as Exhibit 10.70.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1†	Separation and Distribution Agreement, dated as of April 26, 2013, by and between New Residential Investment Corp. and Newcastle Investment Corp. (incorporated by reference to Exhibit 2.1 to Amendment No. 6 of New Residential Investment Corp.’s Registration Statement on Form 10, filed April 29, 2013)

2.2†	Purchase Agreement, dated as of March 5, 2013, by and among the Sellers listed therein, HSBC Finance Corporation and SpringCastle Acquisition LLC (incorporated by reference to Exhibit 99.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed March 11, 2013)

2.3†	Master Servicing Rights Purchase Agreement, dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.4†	Sale Supplement (Shuttle 1), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.5†	Sale Supplement (Shuttle 2), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.6†	Sale Supplement (First Tennessee), dated as of December 17, 2013, by and between Nationstar Mortgage LLC and Advance Purchaser LLC (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed December 23, 2013)

2.7†	Purchase Agreement, dated as of March 31, 2016, by and among SpringCastle Holdings, LLC, Springleaf Acquisition Corporation, Springleaf Finance, Inc., NRZ Consumer LLC, NRZ SC America LLC, NRZ SC Credit Limited, NRZ SC Finance I LLC, NRZ SC Finance II LLC, NRZ SC Finance III LLC, NRZ SC Finance IV LLC, NRZ SC Finance V LLC, BTO Willow Holdings II, L.P. and Blackstone Family Tactical Opportunities Investment Partnership - NQ - ESC L.P., and solely with respect to Section 11(a) and Section 11(g), NRZ SC America Trust 2015-1, NRZ SC Credit Trust 2015-1, NRZ SC Finance Trust 2015-1, and BTO Willow Holdings, L.P. (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed on May 4, 2016)

2.8†	Securities Purchase Agreement, dated as of November 29, 2017, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Services LLC, as original representative of the Seller (incorporated by reference to Exhibit 2.8 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 15, 2018)

2.9†	Amendment No. 1 to the Securities Purchase Agreement, dated as of July 3, 2018, by and among NRM Acquisition LLC, Shellpoint Partners LLC, the Sellers party thereto and Shellpoint Representative LLC, as replacement representative of the Sellers (incorporated by reference to Exhibit 2.9 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

2.10	Asset Purchase Agreement among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company, dated June 17, 2019 (incorporated by reference to Exhibit 2.10 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

2.11	Amendment No. 1 to the Asset Purchase Agreement, dated as of July 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.12	Amendment No. 2 to the Asset Purchase Agreement, dated as of August 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.12 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.13	Amendment No. 3 to the Asset Purchase Agreement, dated as of September 4, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.13 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.14	Amendment No. 4 to the Asset Purchase Agreement, dated as of September 5, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.14 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

Exhibit Number	Exhibit Description

2.15	Amendment No. 5 to the Asset Purchase Agreement, dated as of September 6, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.15 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.16	Amendment No. 6 to the Asset Purchase Agreement, dated as of September 9, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.16 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.17	Amendment No. 7 to the Asset Purchase Agreement, dated as of September 17, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.17 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.18	Amendment No. 8 to the Asset Purchase Agreement, dated as of September 30, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.18 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019)

2.19	Amendment No. 9 to the Asset Purchase Agreement, dated as of November 27, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.19 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.20	Amendment No. 10 to the Asset Purchase Agreement, dated as of December 12, 2019, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.20 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.21	Amendment No. 11 to the Asset Purchase Agreement, dated as of January 17, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.21 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.22	Amendment No. 12 to the Asset Purchase Agreement, dated as of January 24, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.22 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.23	Settlement and Release Agreement, dated as of January 27, 2020, among New Residential Investment Corp., Ditech Holding Corporation, a Maryland corporation, and Ditech Financial LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.23 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 19, 2020)

2.24	Stock Purchase Agreement, dated April 14, 2021, by and between LSF Pickens Holdings, LLC, Caliber Home Loans, Inc., and New Residential Investment Corp. (incorporated by reference to Exhibit 2.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 14, 2021)

3.1	Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of Rithm Capital Corp. (incorporated by reference to Exhibit 3.2 to Rithm Capital Corp.’s Current Report on Form 8-K, filed August 2, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to Rithm Capital Corp.’s Current Report on Form 8-K, filed August 2, 2022)

3.5	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to New Residential Investment Corp.’s Form 8-A, filed July 2, 2019)

3.6	Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

Exhibit Number	Exhibit Description

3.7	Certificate of Designations of New Residential Investment Corp., designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)
3.8
Certificate of Designations of New Residential Investment Corp., designating the Company’s 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.7 to New Residential Investment Corp.’s Form 8-A, filed September 17, 2021)

4.1	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed February 14, 2020)

4.4	Specimen Series D Preferred Stock Certificate of New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-A, filed September 17, 2021)

4.5	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.6	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed August 22, 2017)

4.7	Series 2018-VF1 Indenture Supplement, dated as of March 22, 2018, to the Amended and Restated Indenture, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.'s Current Report on Form 8-K, filed March 28, 2018)

4.8	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.9	Amendment No. 1 to Series 2018-VF1 Indenture Supplement, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.3 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 7, 2018)

4.10	Amendment No. 2 to Series 2018-VF1 Indenture Supplement, dated as of September 28, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.11 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q, filed May 2, 2019)

4.11	Amendment No. 3 to Series 2018-VF1 Indenture Supplement, dated as of March 11, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC d/b/a Shellpoint Mortgage Servicing, JPMorgan Chase Bank, N.A. and New Residential Investment Corp. (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed March 15, 2019)

4.12	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Form 8-K, filed July 26, 2019)

Exhibit Number	Exhibit Description

4.13	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Registration Statement on Form S-3, filed May 16, 2014)

4.14	Indenture, dated as of September 16, 2020, between New Residential Investment Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed September 16, 2020)

4.15	Description of Securities Registered under Section 12 of the Exchange Act

10.1	Form of Indemnification Agreement by and between New Residential Investment Corp. and its directors and officers (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to New Residential Investment Corp.’s Registration Statement on Form 10, filed March 27, 2013)

10.2	New Residential Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed May 3, 2013)

10.3	Amended and Restated New Residential Investment Corp. Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.4	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.5	Excess Servicing Spread Sale and Assignment Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.6	Excess Spread Refinanced Loan Replacement Agreement, dated as of December 8, 2011, by and between Nationstar Mortgage LLC and NIC MSR I LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011)

10.7	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.8	Future Spread Agreement for FNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.9	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.10	Future Spread Agreement for GNMA Mortgage Loans, dated as of May 13, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII, LLC (incorporated by reference to Exhibit 10.8 to Drive Shack Inc.’s Current Report on Form 8-K, filed May 15, 2012)

10.11	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.12	Future Spread Agreement for FHLMC Mortgage Loans, dated as of May 31, 2012, by and between Nationstar Mortgage LLC and NIC MSR III LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 6, 2012)

10.13	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.14	Amended and Restated Future Spread Agreement for FNMA Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.15	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

Exhibit Number	Exhibit Description

10.16	Amended and Restated Future Spread Agreement for FHLMC Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.17	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.5 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.18	Amended and Restated Future Spread Agreement for Non-Agency Mortgage Loans, dated as of June 7, 2012, by and between Nationstar Mortgage LLC and NIC MSR II LLC (incorporated by reference to Exhibit 10.6 to Drive Shack Inc.’s Current Report on Form 8-K, filed June 7, 2012)

10.19	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR V LLC (incorporated by reference to Exhibit 10.1 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.20	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR IV LLC (incorporated by reference to Exhibit 10.2 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.21	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VI LLC (incorporated by reference to Exhibit 10.3 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.22	Amended and Restated Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of June 28, 2012, by and between Nationstar Mortgage LLC and NIC MSR VII LLC (incorporated by reference to Exhibit 10.4 to Drive Shack Inc.’s Current Report on Form 8-K, filed July 5, 2012)

10.23	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.35 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.24	Future Spread Agreement for GNMA Mortgage Loans, dated as of December 31, 2012, by and between Nationstar Mortgage LLC and MSR VIII LLC (incorporated by reference to Exhibit 10.36 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.25	Current Excess Servicing Spread Acquisition Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.37 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.26	Future Spread Agreement for FHLMC Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR IX LLC (incorporated by reference to Exhibit 10.38 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.27	Current Excess Servicing Spread Acquisition Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.39 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.28	Future Spread Agreement for FNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR X LLC (incorporated by reference to Exhibit 10.40 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.29	Current Excess Servicing Spread Acquisition Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.41 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.30	Future Spread Agreement for GNMA Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XI LLC (incorporated by reference to Exhibit 10.42 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.31	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.43 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.32	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XII LLC (incorporated by reference to Exhibit 10.44 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

Exhibit Number	Exhibit Description

10.33	Current Excess Servicing Spread Acquisition Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.45 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.34	Future Spread Agreement for Non-Agency Mortgage Loans, dated as of January 6, 2013, by and between Nationstar Mortgage LLC and MSR XIII LLC (incorporated by reference to Exhibit 10.46 to Drive Shack Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012)

10.35	Interim Servicing Agreement, dated as of April 1, 2013, by and among the Interim Servicers listed therein, HSBC Finance Corporation, as Interim Servicer Representative, HSBC Bank USA, National Association, SpringCastle America, LLC, SpringCastle Credit, LLC, SpringCastle Finance, LLC, Wilmington Trust, National Association, as Loan Trustee, and SpringCastle Finance LLC, as Owner Representative (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.36	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.37	Services Agreement, dated as of April 6, 2015, by and between HLSS Advances Acquisition Corp. and Home Loan Servicing Solutions, Ltd. (incorporated by reference to Exhibit 2.4 to New Residential Investment Corp.’s Current Report on Form 8-K, filed April 10, 2015)

10.38	Receivables Sale Agreement, dated as of August 28, 2015, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC and NRZ Advance Facility Transferor 2015-ON1 LLC (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.39	Receivables Pooling Agreement, dated as of August 28, 2015, by and between NRZ Advance Facility Transferor 2015-ON1 LLC and NRZ Advance Receivables Trust 2015-ON1 (incorporated by reference to Exhibit 10.48 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015)

10.40#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.41	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.42#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.43#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.44#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.45#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.46	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

Exhibit Number	Exhibit Description

10.47#	Cooperative Brokerage Agreement, dated as of August 28, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.45 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.48#	First Amendment to Cooperative Brokerage Agreement, dated as of November 16, 2017, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.49#	Second Amendment to Cooperative Brokerage Agreement, dated as of January 18, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.47 to New Residential Investment Corp.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 14, 2018)

10.50	Third Amendment to Cooperative Brokerage Agreement, dated as of March 23, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.49 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.51	Fourth Amendment to Cooperative Brokerage Agreement, dated as of September 11, 2018, by and among REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and New Residential Sales Corp. (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.52#	Letter Agreement, dated as of August 28, 2017, by and among New Residential Investment Corp., New Residential Mortgage LLC, REALHome Services and Solutions, Inc., REALHome Services and Solutions - CT, Inc. and Altisource Solutions S.a.r.l. (incorporated by reference to Exhibit 10.46 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.53#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.54#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.55
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

10.56#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.57
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

10.58	Call Rights Letter Agreement, dated as of March 31, 2020, between New Residential Investment Corp. and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.59	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among New Residential Investment Corp., as Parent and the Borrower, and Certain Subsidiaries of New Residential Investment Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

Exhibit Number	Exhibit Description

10.60	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.61	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.62 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.62	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between New Residential Investment Corp. and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.63 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.63	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.64 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.64	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between New Residential Investment Corp. and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.65 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.65	Registration Rights Agreement, dated May 19, 2020, by and among New Residential Investment Corp. and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.66†	Internalization Agreement, dated June 17, 2022, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.1 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 17, 2022)

10.67	Transition Services Agreement, dated June 17, 2022, by and between New Residential Investment Corp. and FIG LLC (incorporated by reference to Exhibit 10.2 to New Residential Investment Corp.’s Current Report on Form 8-K, filed June 17, 2022)

10.68	Employment Agreement, dated as of June 17, 2022, by and between New Residential Investment Corp. and Michael Nierenberg

10.69	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr.

21.1	List of Subsidiaries of Rithm Capital Corp.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2022

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 4, 2022