Form 10-Q
period 2022-09-30
Rithm Capital Corp.
filed 2022-11-03
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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
Common stock, $0.01 par value per share: 473,715,100 shares outstanding as of October 28, 2022.

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
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the exercise of common stock purchase warrants outstanding; and
•risks associated with the acquisitions of Caliber Home Loans Inc. and Genesis Capital LLC, potential adverse impacts on our business and operations from uncertainties associated with the acquisitions and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisitions.

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Excess mortgage servicing rights, at fair value	$322,168	$344,947
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	8,895,074	6,858,803
Servicer advance investments, at fair value(A)	371,418	421,807
Real estate and other securities	9,437,008	9,396,539
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	864,534	1,077,224
Residential mortgage loans, held-for-sale ($3,933,392 and $11,214,924 at fair value, respectively)	4,037,411	11,347,845
Single-family rental properties, held-for-investment	959,448	579,607
Mortgage loans receivable, at fair value(A)	1,919,913	1,515,762
Residential mortgage loans subject to repurchase(B)	1,897,142	1,787,314
Cash and cash equivalents(A)	1,420,010	1,332,575
Restricted cash(A)	529,565	195,867
Servicer advances receivable(A)	2,522,246	2,855,148
Other assets(A)	2,158,598	2,028,752
	$35,334,535	$39,742,190
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$13,655,247	$20,592,884
Secured notes and bonds payable ($653,204 and $511,107 at fair value, respectively)(A)	9,653,664	8,644,810
Residential mortgage loan repurchase liability(B)	1,897,142	1,787,314
Unsecured senior notes, net of issuance costs	544,612	543,293
Payable for investments purchased	498,933	—
Due to affiliates	—	17,819
Dividends payable	129,632	127,922
Accrued expenses and other liabilities(A)	1,893,679	1,358,768
	28,272,909	33,072,810
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,038,000 and 52,210,000 issued and outstanding, $1,300,959 and $1,305,250 aggregate liquidation preference, respectively	1,258,667	1,262,481
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 473,715,100 and 466,758,266 issued and outstanding, respectively	4,739	4,669
Additional paid-in capital	6,060,671	6,059,671
Retained earnings (accumulated deficit)	(381,843)	(813,042)
Accumulated other comprehensive income	48,337	90,253
Total Rithm Capital stockholders’ equity	6,990,571	6,604,032
Noncontrolling interests in equity of consolidated subsidiaries(A)	71,055	65,348
Total equity	7,061,626	6,669,380
	$35,334,535	$39,742,190
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of September 30, 2022, and December 31, 2021, total assets of consolidated VIEs were $3.4 billion and $2.8 billion, respectively, and total liabilities of consolidated VIEs were $2.8 billion and $2.1 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$453,163	$390,893	$1,379,041	$1,095,353
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(141,616), $(287,318), $(522,206), $(924,766), respectively)	(17,178)	(195,623)	894,778	(421,332)
Servicing revenue, net	435,985	195,270	2,273,819	674,021
Interest income	273,379	190,633	710,440	593,342
Gain on originated residential mortgage loans, held-for-sale, net	203,479	566,761	980,266	1,257,094
	912,843	952,664	3,964,525	2,524,457
Expenses
Interest expense and warehouse line fees	218,089	129,928	507,751	355,372
General and administrative	214,624	237,319	686,133	574,166
Compensation and benefits	290,984	324,545	1,023,261	717,919
Management fee to affiliate	—	24,315	46,174	70,154
Termination fee to affiliate	—	—	400,000	—
	723,697	716,107	2,663,319	1,717,611
Other Income (Loss)
Change in fair value of investments, net	968,340	11,112	587,181	1,224
Gain (loss) on settlement of investments, net	(1,004,454)	(98,317)	(848,334)	(188,919)
Other income (loss), net	23,242	52,888	134,962	127,333
	(12,872)	(34,317)	(126,191)	(60,362)
Income Before Income Taxes	176,274	202,240	1,175,015	746,484
Income tax expense (benefit)	22,084	31,559	297,563	128,741
Net Income	$154,190	$170,681	$877,452	$617,743
Noncontrolling interests in income of consolidated subsidiaries	7,307	9,001	27,098	28,448
Dividends on preferred stock	22,427	15,533	67,315	44,249
Net Income Attributable to Common Stockholders	$124,456	$146,147	$783,039	$545,046

Net Income Per Share of Common Stock
Basic	$0.27	$0.31	$1.68	$1.22
Diluted	$0.26	$0.30	$1.62	$1.18
Weighted Average Number of Shares of Common Stock Outstanding
Basic	467,974,962	466,579,920	467,192,721	446,085,657
Diluted	476,796,757	482,282,695	481,900,129	461,694,481

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.75	$0.65

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$154,190	$170,681	$877,452	$617,743
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(9,283)	6,541	(41,916)	27,680
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	(63)	—	(5,388)
Comprehensive income	144,907	177,159	835,536	640,035
Comprehensive income attributable to noncontrolling interests	7,307	9,001	27,098	28,448
Dividends on preferred stock	22,427	15,533	67,315	44,249
Comprehensive income attributable to common stockholders	$115,173	$152,625	$741,123	$567,338

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(118,429)	—	(118,429)	—	(118,429)
Dividends declared on preferred stock	—	—	—	—	—	(22,427)	—	(22,427)	—	(22,427)
Capital distributions	—	—	—	—	—	—	—	—	(5,423)	(5,423)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Comprehensive income (loss)
Net income	—	—	—	—	—	146,883	—	146,883	7,307	154,190
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(9,283)	(9,283)	—	(9,283)
Total comprehensive income (loss)								137,600	7,307	144,907
Balance at September 30, 2022	52,038,342	$1,258,667	473,715,100	$4,739	$6,060,671	$(381,843)	$48,337	$6,990,571	$71,055	$7,061,626

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	33,610,000	$812,992	466,579,920	$4,667	$6,059,186	$(886,305)	$81,511	$6,072,051	$94,100	$6,166,151
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,645)	—	(116,645)	—	(116,645)
Dividends declared on preferred stock	—	—	—	—	—	(15,533)	—	(15,533)	—	(15,533)
Capital distributions	—	—	—	—	—	—	—	—	(11,002)	(11,002)
Issuance of Preferred stock	18,600,000	449,506	—	—	—	—	—	449,506	—	449,506
Purchase of noncontrolling interests	—	—	—	—	(1,447)	—	—	(1,447)	(21,076)	(22,523)
Comprehensive income (loss)
Net income	—	—	—	—	—	161,680	—	161,680	9,001	170,681
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	6,541	6,541	—	6,541
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(63)	(63)	—	(63)
Total comprehensive income (loss)								168,158	9,001	177,159
Balance at September 30, 2021	52,210,000	$1,262,498	466,579,920	$4,667	$6,057,739	$(856,803)	$87,989	$6,556,090	$71,023	$6,627,113

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $0.75 per share	—	—	—	—	—	(351,840)	—	(351,840)	—	(351,840)
Dividends declared on preferred stock	—	—	—	—	—	(67,315)	—	(67,315)	—	(67,315)
Capital distributions	—	—	—	—	—	—	—	—	(21,391)	(21,391)
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—	—	(3,814)	—	(3,814)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Director share grants	—	—	98,487	1	1,069	—	—	1,070	—	1,070
Comprehensive income (loss)
Net income	—	—	—	—	—	850,354	—	850,354	27,098	877,452
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(41,916)	(41,916)	—	(41,916)
Total comprehensive income (loss)								808,438	27,098	835,536
Balance at September 30, 2022	52,038,342	$1,258,667	473,715,100	$4,739	$6,060,671	$(381,843)	$48,337	$6,990,571	$71,055	$7,061,626

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	$812,992	414,744,518	$4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.65 per share	—	—	—	—	—	(292,920)	—	(292,920)	—	(292,920)
Dividends declared on preferred stock	—	—	—	—	—	(44,249)	—	(44,249)	—	(44,249)
Capital distributions	—	—	—	—	—	—	—	—	(45,017)	(45,017)
Issuance of common stock	—	—	51,725,000	517	510,970	—	—	511,487	—	511,487
Issuance of preferred stock	18,600,000	449,506	—	—	—	—	—	449,506	—	449,506
Purchase of noncontrolling interests	—	—	—	—	(1,447)	—	—	(1,447)	(21,076)	(22,523)
Director share grants	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income	—	—	—	—	—	589,295	—	589,295	28,448	617,743
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	27,680	27,680	—	27,680
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(5,388)	(5,388)	—	(5,388)
Total comprehensive income (loss)								611,587	28,448	640,035
Balance at September 30, 2021	52,210,000	$1,262,498	466,579,920	$4,667	$6,057,739	$(856,803)	$87,989	$6,556,090	$71,023	$6,627,113

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$877,452	$617,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	(587,181)	(1,224)
Change in fair value of equity investments	8,535	(5,929)
Change in fair value of secured notes and bonds payable	(50,279)	(5,245)
(Gain) loss on settlement of investments, net	848,334	188,919
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(980,266)	(1,257,094)
(Gain) loss on transfer of loans to REO	(6,263)	(3,412)
Accretion and other amortization	(45,230)	(36,559)
Provision (reversal) for credit losses on securities, loans and real estate owned	14,272	(47,637)
Non-cash portions of servicing revenue, net	(894,778)	421,332
Deferred tax provision	297,517	119,679
Mortgage loans originated and purchased for sale, net of fees	(65,446,856)	(90,408,805)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	72,072,003	89,660,032
Interest received from servicer advance investments, RMBS, loans and other	46,797	107,899
Changes in:
Servicer advances receivable, net	332,902	303,841
Other assets	(54,485)	(112,329)
Due to affiliates	(17,819)	(555)
Accrued expenses and other liabilities	317,256	(227,151)
Net cash provided by (used in) operating activities	6,731,911	(686,495)
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	—	(811,207)
Purchase of servicer advance investments	(744,671)	(976,629)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(1,259)	(15,617)
Purchase of RMBS	(9,597,580)	(6,098,841)
Purchase of residential mortgage loans	(7,182)	—
Purchase of SFR properties, real estate owned and other assets	(396,981)	(631,489)
Draws on revolving consumer loans	(22,070)	(21,680)
Net settlement of derivatives	282,827	(140,512)
Return of investments in Excess MSRs	12,264	40,835
Principal repayments from servicer advance investments	791,653	1,034,242
Principal repayments from RMBS	915,913	1,810,195
Principal repayments from residential mortgage loans	69,020	86,878
Principal repayments from consumer loans	112,228	184,057
Principal repayments from MSRs and MSR financing receivables	1,509	1,086
Proceeds from sale of MSRs and MSR financing receivables	3,975	59,163
Proceeds from sale of RMBS	7,716,127	8,238,924
Proceeds from sale of real estate owned	9,652	47,638
Net cash provided by (used in) investing activities	(854,575)	2,807,043
Continued on next page.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Financing Activities
Repayments of secured financing agreements	(39,920,856)	(58,118,431)
Repayments of warehouse credit facilities	(73,028,747)	(88,254,304)
Net settlement of margin deposits under repurchase agreements and derivatives	1,007,970	178,745
Repayments of secured notes and bonds payable	(3,174,439)	(5,920,361)
Deferred financing fees	(8,992)	(4,385)
Dividends paid on common and preferred stock	(417,445)	(302,297)
Borrowings under secured financing agreements	39,713,905	54,297,394
Borrowings under warehouse credit facilities	66,296,292	90,195,545
Borrowings under secured notes and bonds payable	4,101,314	5,402,819
Issuance of common stock	—	512,012
Issuance of preferred stock	—	449,506
Repurchase of preferred stock	(3,814)	—
Costs related to issuance of common stock	—	(525)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(21,391)	(45,017)
Payment of contingent consideration	—	(7,776)
Purchase of noncontrolling interest in the Buyer at a discount	—	(22,523)
Net cash provided by (used in) financing activities	(5,456,203)	(1,639,598)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	421,133	480,950

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$1,528,442	$1,080,473

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,949,575	$1,561,423

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	468,991	365,241
Cash paid during the period for income taxes	1,757	20,732
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	140,856	136,246
Transfer from residential mortgage loans to real estate owned and other assets	10,762	34,697
Real estate securities retained from loan securitizations	167,246	145,920
Residential mortgage loans subject to repurchase	1,897,142	1,826,620
Purchase of Agency RMBS, settled after quarter-end	498,933	—

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    BUSINESS AND ORGANIZATION

In August 2022, New Residential Investment Corp. (“New Residential” or “NRZ”) changed its name to Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” or the “Company”). In addition, the Company’s ticker symbol on the New York Stock Exchange changed from “NRZ” to “RITM.”

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Genesis is a lender specializing in providing capital to developers of new construction, fix and flip, and rental hold projects across the residential spectrum (including single family, multi-family and production home building). Genesis supports the Company’s growing single-family rental strategy.

Rithm Capital, through its wholly-owned subsidiary Guardian Asset Management, provides property preservation and maintenance services for residential properties. Services offered include repairs, bids, inspections, landscaping, janitorial, inspections, and HOA and utility payment services.

As of September 30, 2022, Rithm Capital conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

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

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized for the three and nine months ended September 30, 2022. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Risks and Uncertainties — In the normal course of business, Rithm Capital encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, MSR Financing Receivables, Servicer Advance Investments, Non-

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Agency RMBS and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The mortgage and financial industries are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. In addition, the ongoing COVID-19 pandemic continues to impact the U.S. and world economies and has contributed to volatility in global financial and credit markets. Should macroeconomic conditions continue to worsen, there is no assurance that such conditions will not result in an overall decline in the fair value of many assets, including those in which the Company invests, and potential impairment of the carrying value of goodwill or other intangible assets. The ultimate duration and impact of the current economic environment remain uncertain.

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

Recent Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. While the Company currently does not have any hedge accounting relationships, many of the Company’s debt facilities and a portion of the Company’s borrower loan agreements incorporate LIBOR as the referenced rate. Some of these debt facilities and borrower loan agreements either mature prior to the phase out of LIBOR or have provisions in place that provide for an alternative to LIBOR upon its phase-out. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. In preparation for the phase-out of LIBOR, the Company has adopted and implemented the Secured Overnight Financing Rate (“SOFR”) index for its Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”). For debt facilities that do not mature prior to the phase-out of LIBOR, the Company adopted the allowable contract modification relief optional expedient and has begun amending terms to transition to an alternative benchmark. For the period ended September 30, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

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

3.    SEGMENT REPORTING

At September 30, 2022, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended September 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$354,171	$98,992	$453,163	$—	$—	$—	$—	$—	$453,163
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(141,616))	—	40,401	(57,579)	(17,178)	—	—	—	—	—	(17,178)
Servicing revenue, net	—	394,572	41,413	435,985	—	—	—	—	—	435,985
Interest income	41,862	55,844	15,401	113,107	76,908	19,186	16,456	42,335	5,387	273,379
Gain on originated residential mortgage loans, held-for-sale, net	214,703	5,980	—	220,683	—	(17,204)	—	—	—	203,479
Total revenues	256,565	456,396	56,814	769,775	76,908	1,982	16,456	42,335	5,387	912,843
Interest expense	31,345	56,650	26,033	114,028	51,822	21,242	1,925	18,888	10,184	218,089
G&A and other	283,798	132,160	43,388	459,346	921	12,220	1,991	15,241	15,889	505,608
Total operating expenses	315,143	188,810	69,421	573,374	52,743	33,462	3,916	34,129	26,073	723,697
Change in fair value of investments, net	—	—	(8,711)	(8,711)	887,898	67,797	(5,845)	27,201	—	968,340
Gain (loss) on settlement of investments, net	—	(549)	(1,454)	(2,003)	(1,018,354)	14,032	—	1,871	—	(1,004,454)
Other income (loss), net	1,368	(74)	923	2,217	(2,799)	11,448	8,701	5,710	(2,035)	23,242
Total other income (loss)	1,368	(623)	(9,242)	(8,497)	(133,255)	93,277	2,856	34,782	(2,035)	(12,872)
Income (loss) before income taxes	(57,210)	266,963	(21,849)	187,904	(109,090)	61,797	15,396	42,988	(22,721)	176,274
Income tax expense (benefit)	(14,243)	51,032	(7,197)	29,592	—	(5,564)	(4)	(1,940)	—	22,084
Net income (loss)	(42,967)	215,931	(14,652)	158,312	(109,090)	67,361	15,400	44,928	(22,721)	154,190
Noncontrolling interests in income (loss) of consolidated subsidiaries	471	—	(139)	332	—	—	6,975	—	—	7,307
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,427	22,427
Net income (loss) attributable to common stockholders	$(43,438)	$215,931	$(14,513)	$157,980	$(109,090)	$67,361	$8,425	$44,928	$(45,148)	$124,456

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Nine Months Ended September 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$1,067,274	$311,767	$1,379,041	$—	$—	$—	$—	$—	$1,379,041
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(522,206))	—	882,611	12,167	894,778	—	—	—	—	—	894,778
Servicing revenue, net	—	1,949,885	323,934	2,273,819	—	—	—	—	—	2,273,819
Interest income	143,449	83,954	42,443	269,846	187,841	68,815	53,498	113,360	17,080	710,440
Gain on originated residential mortgage loans, held-for-sale, net	924,582	83,481	—	1,010,568	—	(30,302)	—	—	—	980,266
Total revenues	1,068,031	2,117,320	366,377	3,554,233	187,841	38,513	53,498	113,360	17,080	3,964,525
Interest expense	88,358	131,452	78,186	297,996	81,067	53,442	6,275	38,537	30,434	507,751
G&A and other(B)	1,041,988	377,335	154,799	1,574,122	2,403	47,545	6,405	46,249	478,844	2,155,568
Total operating expenses	1,130,346	508,787	232,985	1,872,118	83,470	100,987	12,680	84,786	509,278	2,663,319
Change in fair value of investments, net	—	(1,812)	(10,213)	(12,025)	520,736	46,448	(26,774)	58,796	—	587,181
Gain (loss) on settlement of investments, net	—	(1,428)	(4,918)	(6,346)	(851,755)	54,146	—	(44,379)	—	(848,334)
Other income (loss), net	5,295	1,014	46,146	52,455	(7,526)	55,235	33,198	13,140	(11,540)	134,962
Total other income (loss)	5,295	(2,226)	31,015	34,084	(338,545)	155,829	6,424	27,557	(11,540)	(126,191)
Income (loss) before income taxes	(57,020)	1,606,307	164,407	1,716,199	(234,174)	93,355	47,242	56,131	(503,738)	1,175,015
Income tax expense (benefit)	(14,086)	363,187	33,766	382,867	—	(4,387)	34	(5,563)	(75,388)	297,563
Net income (loss)	(42,934)	1,243,120	130,641	1,333,332	(234,174)	97,742	47,208	61,694	(428,350)	877,452
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,165	—	130	2,295	—	—	24,803	—	—	27,098
Dividends on preferred stock	—	—	—	—	—	—	—	—	67,315	67,315
Net income (loss) attributable to common stockholders	$(45,099)	$1,243,120	$130,511	$1,331,037	$(234,174)	$97,742	$22,405	$61,694	$(495,665)	$783,039
(A)Includes elimination of intercompany transactions of $2.5 million primarily related to loan sales.
(B)Includes restructuring charge of $400.0 million in connection with the Internalization. Restructuring charges are reflected within the Corporate segment. See Note 25 for details.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
September 30, 2022
Investments	$2,677,372	$7,356,620	$2,798,750	$12,832,742	$9,437,008	$2,223,712	$393,599	$1,919,913	$—	$26,806,974
Cash and cash equivalents	204,562	566,855	248,458	1,019,875	339,909	1,099	2,366	33,602	23,159	1,420,010
Restricted cash	350,501	73,676	56,974	481,151	6,131	4,638	17,611	20,034	—	529,565
Other assets	630,855	2,305,263	2,508,960	5,445,078	298,181	342,009	32,735	141,131	233,653	6,492,787
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$3,875,126	$10,314,954	$5,618,234	$19,808,314	$10,081,229	$2,571,458	$446,311	$2,170,411	$256,812	$35,334,535
Debt	$2,874,184	$4,484,277	$3,249,426	$10,607,887	$8,835,284	$1,896,255	$320,001	$1,589,330	$604,766	$23,853,523
Other liabilities	495,306	2,723,063	37,430	3,255,799	522,863	351,944	1,039	23,568	264,173	4,419,386
Total liabilities	3,369,490	7,207,340	3,286,856	13,863,686	9,358,147	2,248,199	321,040	1,612,898	868,939	28,272,909
Total equity	505,636	3,107,614	2,331,378	5,944,628	723,082	323,259	125,271	557,513	(612,127)	7,061,626
Noncontrolling interests in equity of consolidated subsidiaries	13,093	—	9,474	22,567	—	—	48,488	—	—	71,055
Total Rithm Capital stockholders’ equity	$492,543	$3,107,614	$2,321,904	$5,922,061	$723,082	$323,259	$76,783	$557,513	$(612,127)	$6,990,571
Investments in equity method investees	$—	$—	$106,492	$106,492	$—	$—	$—	$—	$—	$106,492

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended September 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(6,451)	$257,520	$139,824	$390,893	$—	$—	$—	$—	$—	$390,893
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(287,318))	—	(127,482)	(68,141)	(195,623)	—	—	—	—	—	(195,623)
Servicing revenue, net	(6,451)	130,038	71,683	195,270	—	—	—	—	—	195,270
Interest income	54,851	(2,729)	11,385	63,507	52,489	37,490	22,708	—	14,439	190,633
Gain on originated residential mortgage loans, held-for-sale, net	510,740	28,292	(44,235)	542,469	15,276	9,016	—	—	—	566,761
Total revenues	559,140	155,601	38,833	801,246	67,765	46,506	22,708	—	14,439	952,664
Interest expense	37,775	24,198	26,500	88,473	9,365	19,680	2,656	—	9,754	129,928
G&A and other	344,198	102,602	80,175	526,975	1,753	23,901	2,553	—	30,997	586,179
Total operating expenses	381,973	126,800	106,675	615,448	11,118	43,581	5,209	—	40,751	716,107
Change in fair value of investments, net	—	—	(7,675)	(7,675)	50,927	(26,432)	(5,708)	—	—	11,112
Gain (loss) on settlement of investments, net	—	(989)	(1,295)	(2,284)	(130,066)	34,033	—	—	—	(98,317)
Other income (loss), net	368	(11)	41,848	42,205	2,370	8,893	415	—	(995)	52,888
Total other income (loss)	368	(1,000)	32,878	32,246	(76,769)	16,494	(5,293)	—	(995)	(34,317)
Income (loss) before income taxes	177,535	27,801	(34,964)	218,044	(20,122)	19,419	12,206	—	(27,307)	202,240
Income tax expense (benefit)	32,322	(2,081)	(9,416)	20,825	—	10,735	(1)	—	—	31,559
Net income (loss)	145,213	29,882	(25,548)	197,219	(20,122)	8,684	12,207	—	(27,307)	170,681
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,032	—	(280)	2,752	—	—	6,249	—	—	9,001
Dividends on preferred stock	—	—	—	—	—	—	—	—	15,533	15,533
Net income (loss) attributable to common stockholders	$142,181	$29,882	$(25,268)	$194,467	$(20,122)	$8,684	$5,958	$—	$(42,840)	$146,147

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(A)Includes elimination of intercompany transactions of $47.7 million primarily related to loan sales.

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Nine Months Ended September 30, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(19,638)	$696,143	$418,848	$1,095,353	$—	$—	$—	$—	$—	$1,095,353
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(924,766))	—	(204,646)	(216,686)	(421,332)	—	—	—	—	—	(421,332)
Servicing revenue, net	(19,638)	491,497	202,162	674,021	—	—	—	—	—	674,021
Interest income	108,965	13,460	35,969	158,394	240,299	107,106	73,104	—	14,439	593,342
Gain on originated residential mortgage loans, held-for-sale, net	1,163,702	53,103	(109,127)	1,193,068	25,036	38,990	—	—	—	1,257,094
Total revenues	1,253,029	558,060	129,004	2,025,483	265,335	146,096	73,104	—	14,439	2,524,457
Interest expense	74,798	65,941	81,263	222,002	38,715	58,419	8,547	—	27,689	355,372
G&A and other	734,675	280,165	185,420	1,200,260	3,943	62,555	8,501	—	86,980	1,362,239
Total operating expenses	809,473	346,106	266,683	1,422,262	42,658	120,974	17,048	—	114,669	1,717,611
Change in fair value of investments, net	—	—	(18,780)	(18,780)	(121,642)	154,984	(13,338)	—	—	1,224
Gain (loss) on settlement of investments, net	—	(2,619)	(13,481)	(16,100)	(234,692)	62,220	—	—	(347)	(188,919)
Other income (loss), net	565	1,081	56,892	58,538	3,334	64,838	575	—	48	127,333
Total other income (loss)	565	(1,538)	24,631	23,658	(353,000)	282,042	(12,763)	—	(299)	(60,362)
Income (loss) before income taxes	444,121	210,416	(113,048)	626,879	(130,323)	307,164	43,293	—	(100,529)	746,484
Income tax expense (benefit)	87,738	15,558	(17,960)	85,336	—	43,326	79	—	—	128,741
Net income (loss)	356,383	194,858	(95,088)	541,543	(130,323)	263,838	43,214	—	(100,529)	617,743
Noncontrolling interests in income (loss) of consolidated subsidiaries	9,782	—	(797)	8,985	—	—	19,463	—	—	28,448
Dividends on preferred stock	—	—	—	—	—	—	—	—	44,249	44,249
Net income (loss) attributable to common stockholders	$346,601	$194,858	$(94,291)	$532,558	$(130,323)	$263,838	$23,751	$—	$(144,778)	$545,046
(A)Includes elimination of intercompany transactions of $85.4 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Base servicing
MSR assets	$297,433	$174,220	$879,219	$477,020
Residential whole loans	2,593	11,281	9,001	13,518
Third party	22,717	24,245	69,439	77,051
	322,743	209,746	957,659	567,589
Other fees
Ancillary and other fees(A)	31,428	47,774	109,615	128,554

Change in fair value due to:
Realization of cash flows	(90,750)	(207,184)	(341,706)	(629,246)
Change in valuation inputs and assumptions and other	131,151	79,702	1,224,317	424,600
Total servicing fees	$394,572	$130,038	$1,949,885	$491,497

Servicing data – unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR assets	$401,826	$385,166	$401,826	$385,166
UPB – Residential whole loans	9,930	14,898	9,930	14,898
UPB – Third party	91,820	75,768	91,820	75,768
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

The table below summarizes the components of Excess MSRs as presented on the Consolidated Balance Sheets:

	September 30, 2022	December 31, 2021
Direct investments in Excess MSRs	$248,495	$259,198
Excess MSR Joint Ventures	73,673	85,749
Excess mortgage servicing rights, at fair value	$322,168	$344,947

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Total(A)
Balance as of December 31, 2021	$259,198
Interest income	28,017
Other income	38
Proceeds from repayments	(32,340)
Proceeds from sales	(997)
Change in fair value	(5,421)
Balance as of September 30, 2022	$248,495
(A)Underlying loans serviced by Mr. Cooper and Specialized Loan Servicing LLC (“SLS”).

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

The following table summarizes direct investments in Excess MSRs:

September 30, 2022							December 31, 2021
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Fortress-managed funds	Mr. Cooper
$49,993,358	32.5% – 100.0% (56.5%)	0.0% – 50%	0.0% – 35.0%	6.2	$208,957	$248,495	$259,198
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of September 30, 2022 (Note 6) on $17.5 billion UPB underlying these Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Changes in fair value of investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Original and Recaptured Pools	$(3,857)	$(4,837)	$(5,421)	$(13,666)

As of September 30, 2022, a weighted average discount rate of 7.8% was used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and Fortress-managed funds investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	September 30, 2022	December 31, 2021
Excess MSR	$134,942	$152,383
Other assets	13,090	19,802
Other liabilities	(687)	(687)
Equity	$147,345	$171,498

Rithm Capital’s investment	$73,673	$85,749
Rithm Capital’s percentage ownership	50.0%	50.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$4,437	$261	$10,514	$6,500
Other income (loss)	(12,074)	(2,605)	(14,417)	(3,634)
Expenses	(8)	(8)	(24)	(24)
Net income (loss)	$(7,645)	$(2,352)	$(3,927)	$2,842

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2021	$85,749
Distributions of capital from equity method investees	(10,112)
Change in fair value of investments in equity method investees	(1,964)
Balance at September 30, 2022	$73,673

The following is a summary of Excess MSR investments made through equity method investees:

	September 30, 2022
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$20,073,992	66.7%	50.0%	$108,643	$134,942	4.9
(A)The remaining interests are held by Mr. Cooper.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(B)Represents the amortized cost basis of the equity method investees in which Rithm Capital holds a 50% interest.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which Rithm Capital holds a 50% interest. Carrying value represents the fair value of the pools as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR Financing Receivables:

Balance as of December 31, 2021	$6,858,803
Purchases, net(A)	(250)
Originations(B)	1,059,535
Proceeds from sales	(8,149)
Change in fair value due to:
Realization of cash flows(C)	(522,206)
Change in valuation inputs and assumptions	1,503,167
(Gain) loss realized	4,174
Balance at September 30, 2022	$8,895,074
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of Servicing Revenue, Net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$419,793	$377,201	$1,276,137	$996,465
Ancillary and other fees	33,370	13,692	102,904	98,888
Servicing fee revenue, net and fees	453,163	390,893	1,379,041	1,095,353
Change in fair value due to:
Realization of cash flows(A)	(141,616)	(287,318)	(522,206)	(924,766)
Change in valuation inputs and assumptions(B)	143,175	147,233	1,503,167	573,213
Change in fair value of derivative instruments	(18,505)	(41,365)	(11,316)	(41,564)
(Gain) loss realized	1,995	(739)	4,174	(17,088)
Gain (loss) on settlement of derivative instruments	(2,227)	(13,434)	(79,041)	(11,127)
Servicing revenue, net	$435,985	$195,270	$2,273,819	$674,021
(A)Includes $1.3 million and $3.9 million of fair value adjustment due to realization of cash flows to excess spread financing for the three and nine months ended September 30, 2021, respectively.
(B)Includes $1.3 million and $0.3 million of fair value adjustment to excess spread financing for the three and nine months ended September 30, 2021, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes MSRs and MSR Financing Receivables by type as of September 30, 2022:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$369,056,523	7.4	$6,018,491
Non-Agency	55,380,229	5.0	810,719
Ginnie Mae(C)	119,740,843	7.1	2,065,864
Total/Weighted Average	$544,177,595	7.1	$8,895,074
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of September 30, 2022, weighted average discount rates of 8.3% (range 7.6% – 9.8%) were used to value Rithm Capital’s MSRs and MSR Financing Receivables.
(C)As of September 30, 2022, Rithm Capital holds approximately $1.9 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of September 30, 2022, Rithm Capital holds approximately $1.9 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2022, Rithm Capital holds approximately $0.8 billion of repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of September 30, 2022, with respect to MSRs representing approximately $12.7 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2022	December 31, 2021
California	17.5%	18.1%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.8%	5.6%
New Jersey	4.4%	4.5%
Virginia	3.6%	3.4%
Maryland	3.4%	3.4%
Illinois	3.4%	3.4%
Georgia	2.9%	3.0%
Other U.S.	38.2%	37.8%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for third parties under subservicing agreements. The subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of September 30, 2022 and 2021 was $91.8 billion and $75.8 billion, respectively. Rithm Capital earned subservicing revenue of $100.4 million and $123.7 million for the nine months ended September 30, 2022 and 2021, respectively, related to subserviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Income. As of September 30, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.3%, 8.2%, 6.2%, 2.0% and 0.3%, respectively, of the MSRs held by Rithm Capital. The remaining 74.0% of the underlying UPB of the related mortgages is subserviced by the Mortgage Company (Note 1 to the Consolidated Financial Statements).

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

The table below summarizes the type of advances included in the Servicer Advances Receivable:

	September 30, 2022	December 31, 2021
Principal and interest advances	$643,466	$562,418
Escrow advances (taxes and insurance advances)	1,131,823	1,523,154
Foreclosure advances	765,265	793,098
Total(A)(B)(C)	$2,540,554	$2,878,670
(A)Includes $405.1 million and $593.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $175.2 million and $212.9 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a nonreimbursable advance loss assumption.
(C)Excludes $18.3 million and $23.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $44.3 million and $32.1 million for expected non-recovery of advances as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2021	$32,122
Provision	26,090
Transfers and Other	—
Write-offs	(13,912)
Balance at September 30, 2022	$44,300

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

A taxable wholly owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 89.3% interest in the Buyer as of December 31, 2021 and September 30, 2022. The Buyer is a limited liability company which was established in December 2013 for the purpose of investing in residential mortgage related advances. As of September 30, 2022, third-party co-investors, owning the remaining interest in the Buyer,

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

have funded capital commitments to the Buyer of $75.0 million and Rithm Capital has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of September 30, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments; however, the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The following table summarizes Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2022
Servicer Advance Investments	$358,225	$371,418	5.2%	5.4%	7.8
December 31, 2021
Servicer Advance Investments	$405,786	$421,807	5.2%	5.5%	6.9
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2022
Servicer Advance Investments(D)	$17,491,636	$334,818	1.9%	$318,590	91.1%	90.3%	1.2%	1.2%
December 31, 2021
Servicer Advance Investments(D)	$20,314,977	$369,440	1.8%	$356,580	91.4%	90.7%	1.3%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in Servicer Advance Investments:

	September 30, 2022	December 31, 2021
Principal and interest advances	$65,388	$67,014
Escrow advances (taxes and insurance advances)	148,576	174,681
Foreclosure advances	120,854	127,745
Total	$334,818	$369,440

The following table summarizes interest income related to Servicer Advance Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income, gross of amounts attributable to servicer compensation	$5,320	$(1,426)	$26,664	$16,079
Amounts attributable to base servicer compensation	(367)	897	(2,673)	(849)
Amounts attributable to incentive servicer compensation	(4,436)	892	(16,620)	(8,144)
Interest income (expense) from servicer advance investments	$517	$363	$7,371	$7,086

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

The following table summarizes Real Estate and Other Securities by designation:

	September 30, 2022										December 31, 2021
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Rating(B)	Coupon(C)	Yield	Life (Years)(D)	Principal Subordination(E)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(F)(G)	$81,833	$—	$—	$76,865	1	AAA	3.50%	3.50%	6.2	N/A	$98,367
Non-Agency(H)(I)	2,681,250	72,626	(23,178)	418,973	333	AA+	3.50%	3.40%	4.4	16.7%	522,416

RMBS Measured at Fair Value through Net Income (FVO):
Agency(F)(G)	9,016,991	14	(584,557)	8,421,095	31	AAA	4.10%	4.10%	9.9	N/A	8,346,230
Non-Agency(H)(I)	14,829,348	41,075	(90,408)	520,075	331	AA+	2.40%	4.40%	5.5	17.2%	429,526

Total/Weighted Average	$26,609,422	$113,715	$(698,143)	$9,437,008	696	AAA	4.00%	4.10%	9.4		$9,396,539
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. This excludes the ratings of the collateral underlying 374 bonds with a carrying value of $442.2 million which either have never been rated or for which rating information is no longer provided. For each security rated by multiple rating agencies, the lowest rating is used. Rithm Capital used an implied AAA rating for the Agency RMBS. Ratings provided were determined by third-party rating agencies and represent the most recent credit ratings available as of the reporting date and may not be current.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $17.1 million and $1.2 million, respectively, for which no coupon payment is expected.
(D)Based on the timing of expected principal reduction on the assets.
(E)Percentage of the amortized cost basis of securities that is subordinate to Rithm Capital’s investments, excluding fair value option securities.
(F)Includes securities issued or guaranteed by U.S. Government agencies such as Ginnie Mae.
(G)The total outstanding face amount was $9.1 billion for fixed rate securities as of September 30, 2022.
(H)The total outstanding face amount was $8.5 billion (including $7.7 billion of residual and fair value option notional amount) for fixed rate securities and $9.0 billion (including $8.7 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2022.
(I)Includes other asset-backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which Rithm Capital elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans, and (iii) corporate debt.

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)	Principal Subordination
Corporate debt	$514	$—	$(5)	$424	2	B	8.2%	9.6%	2.5	N/A
Consumer loan bonds	658	884	—	1,019	3	N/A	—	—	0.9	N/A
Fair value option securities:
Interest-only securities	9,136,025	23,518	(37,389)	157,272	138	AAA	0.9%	3.4%	2.2	N/A
Servicing strips	4,430,532	10,171	(6,676)	52,897	61	N/A	1.0%	8.2%	2.8	N/A

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in millions)	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$9,053.2	$906.7	$—	$844.3	$10,051.4	$4,189.8	$5,907.2	$2,502.0
Purchase price	9,041.6	69.1	—	55.1	10,046.1	217.7	6,098.8	145.9

Sales
Face	$7,767.1	$15.3	$4,343.0	$—	$8,596.9	$15.3	$7,830.8	$1,686.3
Amortized cost	7,987.1	12.0	4,499.1	7.7	8,844.1	13.6	8,135.6	192.9
Sale price	6,965.4	12.0	4,443.0	—	7,704.3	12.0	8,074.3	164.6
Gain (loss) on sale	(1,021.8)	(0.1)	(56.1)	(7.7)	(1,139.9)	(1.6)	(61.3)	(28.2)

As of September 30, 2022, Rithm Capital had purchased $498.4 million face amount of Agency RMBS for $498.0 million which had not yet been settled. These unsettled purchases are recorded on the Consolidated Balance Sheets on trade date as Payables for Investments Purchased. There were no unsettled trades as of December 31, 2021.

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

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of September 30, 2022:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Rating	Coupon	Yield	Life (Years)
Less than 12 Months	$374,677	$370,779	$(4,963)	$365,816	$(22,961)	$342,855	171	AAA	4.0%	4.2%	9.5
12 or More Months	17,928	11,473	(4,205)	7,268	(217)	7,051	15	AAA	1.2%	0.8%	2.6
Total/Weighted Average	$392,605	$382,252	$(9,168)	$373,084	$(23,178)	$349,906	186	AAA	4.0%	4.1%	9.4
(A)Represents credit impairment on securities in an unrealized loss position as of September 30, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	September 30, 2022				December 31, 2021
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	81,331	81,331	(9,168)	—	6,581	6,581	(3,471)	—
Non-credit impaired securities	268,575	291,753	—	(23,178)	3,927	4,044	—	(117)
Total debt securities in an unrealized loss position	$349,906	$373,084	$(9,168)	$(23,178)	$10,508	$10,625	$(3,471)	$(117)
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

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	110	4,853	4,963
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	734	—	734
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at September 30, 2022	$4,315	$4,853	$9,168

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that Rithm Capital would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
September 30, 2022	$550,772	$141,573
December 31, 2021	512,731	180,890

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2021	$36,093
Additions	16,192
Accretion	(3,648)
Reclassifications from (to) non-accretable difference	13,225
Disposals	—
Balance at September 30, 2022	$61,862

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

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2022, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	September 30, 2022					December 31, 2021
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$557,143	$470,935	9,936	8.1%	3.9	$569,933

Acquired performing loans(C)	101,691	86,418	2,414	8.0%	4.3	130,634
Acquired non-performing loans(D)	20,560	17,601	379	6.8%	4.3	2,287
Total residential mortgage loans, held-for-sale, at lower of cost or market	$122,251	$104,019	2,793	7.8%	4.3	$132,921

Acquired performing loans(C)(E)	$1,094,652	$1,009,159	5,508	5.2%	17.5	$2,070,262
Acquired non-performing loans(D)(E)	275,162	246,861	1,432	4.9%	14.8	315,063
Originated loans	2,756,474	2,677,372	4,574	5.5%	29.0	8,829,599
Total residential mortgage loans, held-for-sale, at fair value	$4,126,288	$3,933,392	11,514	5.4%	25.0	$11,214,924

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$4,248,539	$4,037,411				$11,347,845
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
(D)As of September 30, 2022, Rithm Capital has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $645.2 million and $140.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2022	December 31, 2021
Florida	10.2%	10.1%
California	10.0%	15.7%
Texas	8.4%	6.7%
New York	6.1%	7.1%
Washington	5.0%	7.5%
New Jersey	4.2%	3.8%
Georgia	4.1%	3.1%
Illinois	3.5%	2.8%
Indiana	3.1%	2.0%
Maryland	2.9%	3.1%
Other U.S.	42.5%	38.1%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	September 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
90+	475,041	420,412	(54,629)	779,178	740,043	(39,135)

Call Rights

Rithm Capital has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the nine months ended September 30, 2022, Rithm Capital executed calls on a total of 5 trusts and recognized no interest income on securities held in the collapsed trusts and $8.3 million of gain on securitizations accounted for as sales. For the nine months ended September 30, 2021, Rithm Capital executed calls on a total of 65 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $28.7 million of gain on securitizations accounted for as sales. Refer to Note 23 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2021	$569,932	$132,921	$11,214,924	$11,917,777
Originations	—	—	59,457,213	59,457,213
Sales	—	(4,426)	(70,567,247)	(70,571,673)
Purchases/additional fundings	7,182	—	4,338,291	4,345,473
Proceeds from repayments	(65,349)	(14,568)	(346,973)	(426,890)
Transfer of loans to other assets(A)	—	—	(25,552)	(25,552)
Transfer of loans to real estate owned	(3,543)	(601)	(355)	(4,499)
Transfers of loans to held for sale	(1,582)	—	—	(1,582)
Transfer of loans from held-for-investment	—	—	1,582	1,582
Valuation (provision) reversal on loans	—	(9,307)	—	(9,307)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(40,422)	—	(61,607)	(102,029)
Other factors	4,717	—	(76,884)	(72,167)
Balance at September 30, 2022	$470,935	$104,019	$3,933,392	$4,508,346
(A)Represents loans for which foreclosure has been completed and for which Rithm Capital has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans held-for-investment, at fair value	$11,550	$11,090	$32,298	$34,061
Loans held-for-sale, at lower of cost or fair value	1,613	5,449	5,429	18,241
Loans held-for-sale, at fair value	47,885	75,802	174,536	163,769
Total interest income	61,048	92,341	212,263	216,071

Interest expense:
Loans held-for-investment, at fair value	3,793	4,238	9,955	13,129
Loans held-for-sale, at lower of cost or fair value	841	4,030	2,513	16,303
Loans held-for-sale, at fair value and SFR properties	47,953	49,187	129,332	103,785
Total interest expense	52,587	57,455	141,800	133,217

Net interest income	$8,461	$34,886	$70,463	$82,854

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

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(141,327)	$249,848	$(933,582)	$347,574
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	57,407	(105,594)	1,109,163	48,522
MSRs retained on transfer of residential mortgage loans(C)	268,613	415,054	1,059,535	878,190
Other(D)	2,763	27,614	32,302	79,716
Realized gain on sale of originated residential mortgage loans, net	$187,456	$586,922	$1,267,418	$1,354,002
Change in fair value of residential mortgage loans	(113,210)	(70,932)	(383,169)	(67,545)
Change in fair value of interest rate lock commitments (Note 17)	(104,440)	(101,411)	(154,644)	(281,094)
Change in fair value of derivative instruments (Note 17)	233,673	152,182	250,661	251,731
Gain on originated residential mortgage loans, held-for-sale, net	$203,479	$566,761	$980,266	$1,257,094
(A)Includes residential mortgage loan origination fees of $156.8 million and $678.4 million for the three months ended September 30, 2022 and 2021, respectively. Includes residential mortgage loan origination fees of $526.1 million and $1,775.7 million for the nine months ended September 30, 2022 and 2021, respectively.
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

9.    CONSUMER LOANS

Rithm Capital, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of September 30, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

The following table summarizes characteristics of the consumer loan portfolio:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)(A)
September 30, 2022
Total consumer loans	$353,163	$393,599	17.7%	3.3
December 31, 2021
Total consumer loans	$449,875	$507,291	17.5%	3.2
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	September 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$347,527	$387,402	$39,875	$442,481	$499,059	$56,578
90+	5,636	6,197	561	7,394	8,232	838
	$353,163	$393,599	$40,436	$449,875	$507,291	$57,416

The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2021	$507,291
Additional fundings(A)	22,070
Proceeds from repayments	(119,948)
Accretion of loan discount and premium amortization, net	10,960
Fair value adjustment due to:
Changes in instrument-specific credit risk	2,707
Other factors	(29,481)
Balance at September 30, 2022	$393,599
(A)Represents draws on consumer loans with revolving privileges.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

10. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in single-family rental (“SFR”) properties:

	September 30, 2022	December 31, 2021
Land	$174,154	$109,152
Building	696,612	436,610
Capital improvements	107,906	40,655
Total gross investment in SFR properties	978,672	586,417
Accumulated depreciation	(19,224)	(6,810)
Investment in SFR properties, net	$959,448	$579,607

Depreciation expense for the nine months ended September 30, 2022 and 2021 totaled $12.4 million and $3.2 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Income.

As of September 30, 2022 and December 31, 2021, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.7 million and $3.8 million, respectively.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

Balance at December 31, 2021	$579,607
Acquisitions and capital improvements	396,771
Dispositions	(4,516)
Accumulated depreciation	(12,414)
Balance at September 30, 2022	$959,448

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

2022	$15,560
2023 and thereafter	23,270
Total	$38,830

The following table summarizes the activity of the SFR portfolio by units:

Balance at December 31, 2021	2,551
Acquisition of SFR units	1,163
Disposition of SFR units	(16)
Reclassifications to SFR properties, held for sale	—
Balance at September 30, 2022	3,698

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

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of September 30, 2022:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$865,222	45.0%	606	38.1%	8.1%	14.8	77.2% / 66.1%
Bridge	763,631	39.8%	548	34.5%	7.7%	18.0	76.4%
Renovation	291,060	15.2%	435	27.4%	8.0%	12.9	78.1% / 66.4%
	$1,919,913	100.0%	1,589	100.0%	7.9%	15.8	N/A
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) and loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2021	$1,515,762
Initial loan advances	1,178,376
Construction holdbacks and draws	393,705
Paydowns and payoffs	(1,124,064)
Purchased loans premium amortization	(43,868)
Balance at September 30, 2022	$1,919,913

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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	September 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$1,919,913	$1,919,913	$—	$1,473,894	$1,515,762	$41,868
90+	—	—	—	—	—	—

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of September 30, 2022:

State Concentration	Percentage of Total Loan Commitment
California	56.4%
Washington	9.9%
New York	6.0%
Other U.S.	27.7%
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

The following table summarizes restricted cash balances:

	September 30, 2022	December 31, 2021
MSRs and servicer advances	$56,974	$27,182
Real estate and other securities	6,131	15,342
Consumer loans	17,611	21,961
SFR properties	4,638	2,482
Origination and servicing(A)	424,177	128,588
Mortgage loans receivable	20,034	—
Other	—	312
Total restricted cash	$529,565	$195,867
(A)Primarily relates to the 2021-1 Securitization Facility. Refer to Note 20.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$1,420,010	$1,366,678
Restricted cash	529,565	194,745
Total cash, cash equivalents and restricted cash	$1,949,575	$1,561,423

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Margin receivable, net(A)	$497,384	$358,041	Margin payable	$182,248	$9,821
Servicing fee receivables	121,042	117,935	Interest payable	69,691	30,931
Principal and interest receivable	110,312	85,084	Accounts payable	186,806	345,901
Equity investments(B)	68,384	81,052	Termination fee payable (Note 25)	100,000	—
Other receivables	168,881	233,342	Derivative liabilities (Note 17)	67,314	34,583
REO	19,790	21,641	Accrued compensation and benefits	114,840	201,057
Goodwill (Note 15)(C)	85,199	85,199	Operating lease liabilities (Note 16)	110,069	142,620
Notes receivable, at fair value(D)	35,168	60,549	Deferred tax liability	738,207	440,690
Warrants, at fair value	22,052	27,354	Other liabilities	324,504	153,165
Property and equipment	33,799	56,617		$1,893,679	$1,358,768
Intangible assets (Note 15)	146,755	143,133
Prepaid expenses	66,223	115,110
Operating lease right-of-use assets (Note 16)	89,844	117,131
Derivative assets (Note 17)	353,073	138,173
Loans receivable, at fair value(E)	164,335	229,631
Credit facilities receivable(F)	36,443	41,351
Loans in process and settlements in process(G)	15,588	11,681
Other assets	124,326	105,728
	$2,158,598	$2,028,752
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
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(D)Represents a subordinated debt facility to Covius and a private bridge loan to Credijusto Ltd. (“Covalto”). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
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

Real Estate Owned (REO) — REO assets are those individual properties acquired by Rithm Capital or where Rithm Capital receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). Rithm Capital measures REO assets at the lower of cost or fair value, with valuation changes recorded in Other Income or Valuation and Credit Loss (Provision) Reversal on Loans and Real Estate Owned in the Consolidated Statements of Income. REO assets are managed for prompt sale and disposition at the best possible economic value.

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2021	$21,641
Purchases	210
Transfer of loans to REO	10,762
Sales(A)	(13,790)
Valuation (provision) reversal	967
Balance at September 30, 2022	$19,790
(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2022, Rithm Capital had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $102.2 million.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2021	$60,549	$229,631	$290,180
Fundings	9,000	—	9,000
Payment in Kind	3,741	6,740	10,481
Proceeds from repayments	(6,651)	(70,604)	(77,255)
Transfer to other assets	(1,000)	—	(1,000)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(30,243)	—	(30,243)
Other factors	(228)	(1,432)	(1,660)
Balance at September 30, 2022	$35,168	$164,335	$199,503

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	September 30, 2022			December 31, 2021
Days Past Due	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal Balance
Current	$230,292	$199,503	$(30,789)	$289,065	$290,180	$1,115
90+	—	—	—	—	—	—

14. EXPENSES, CHANGE IN FAIR VALUE OF INVESTMENTS AND OTHER

General and Administrative expenses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Legal and professional	$16,310	$29,419	$65,718	$66,225
Loan origination	16,991	52,481	91,907	137,642
Occupancy	29,916	18,612	88,579	39,183
Subservicing	37,899	66,404	126,694	161,521
Loan servicing	3,371	3,976	13,541	13,282
Property and maintenance	24,698	19,331	70,409	47,216
Other	85,439	47,096	229,285	109,097
Total general and administrative expenses	$214,624	$237,319	$686,133	$574,166

Change in Fair Value of Investments, Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Excess MSRs	$(3,857)	$(4,837)	$(5,421)	$(13,666)
Excess MSRs, equity method investees	(3,823)	(1,176)	(1,964)	1,421
Servicer advance investments	(1,031)	(1,662)	(2,828)	(6,535)
Real estate and other securities(A)	572,799	5,538	(412,152)	(336,009)
Residential mortgage loans	(41,799)	(26,432)	(174,196)	154,984
Consumer loans	(5,845)	(5,708)	(26,774)	(13,338)
Mortgage loans receivable	—	—	—	—
Derivative instruments	451,896	45,389	1,210,516	214,367
Total change in fair value of investments, net	$968,340	$11,112	$587,181	$1,224
(A)Net unrealized gains for the three months ended September 30, 2022 primarily reflects the reclassification of $949.2 million of unrealized losses for securities sold during the three months ended September 30, 2022, partially offset by $385.6 million of negative mark to market adjustments on securities still held at September 30, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain (loss) on sale of real estate securities	$(1,021,850)	$(63,809)	$(1,141,486)	$(89,500)
Sale of acquired residential mortgage loans	6,592	66,807	55,213	116,404
Settlement of derivatives	12,722	(73,978)	292,667	(152,913)
Liquidated residential mortgage loans	677	(6,497)	(43,806)	(5,868)
Sale of REO	(780)	371	(4,138)	(3,814)
Extinguishment of debt	—	—	—	83
Other	(1,815)	(21,211)	(6,784)	(53,311)
Total gain (loss) on settlement of investments, net	$(1,004,454)	$(98,317)	$(848,334)	$(188,919)

Other Income (Loss), Net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss) on secured notes and bonds payable	$15,128	$4,029	$50,279	$5,245
Rental revenue	16,937	19,072	37,339	39,094
Property and maintenance revenue	34,520	28,755	100,860	73,765
(Provision) reversal for credit losses on securities	(2,812)	2,370	(5,697)	5,020
Valuation and credit loss (provision) reversal on loans and real estate owned	(3,932)	(8,748)	(8,575)	42,617
Other income (loss)	(36,599)	7,410	(39,244)	(38,408)
Total other income (loss), net	$23,242	$52,888	$134,962	$127,333

Accretion and Other Amortization as reflected on the Consolidated Statements of Cash Flows consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accretion of net discount on securities and loans	$7,459	$3,317	$20,971	$25,414
Accretion of servicer advances receivable discount and servicer advance investments	515	398	7,371	7,194
Accretion of excess mortgage servicing rights income	7,412	4,195	28,017	16,188
Amortization of deferred financing costs	(4,444)	(2,513)	(9,826)	(10,890)
Amortization of discount on secured notes and bonds payable	—	(14)	—	(14)
Amortization of discount on corporate debt	(444)	(441)	(1,303)	(1,333)
Total accretion and other amortization	$10,498	$4,942	$45,230	$36,559

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

15. GOODWILL AND INTANGIBLE ASSETS

As a result of the various acquisitions, Rithm Capital identified intangible assets in the form of licenses, customer relationships, business relationships, and trade names.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Other adjustments	—	—	—	—	—
Balance at September 30, 2022	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 7	119,177	93,241
Trademarks / Trade names	1 to 5	10,259	10,259
		187,385	161,449
Accumulated Amortization
Customer relationships		12,565	6,574
Purchased technology		25,841	10,578
Trademarks / Trade names		2,224	1,164
		40,630	18,316
Intangible Assets, Net
Customer relationships		45,384	51,375
Purchased technology		93,336	82,663
Trademarks / Trade names		8,035	9,095
		$146,755	$143,133

The following table summarizes the expected future amortization expense for acquired intangible assets as of September 30, 2022:

Year Ending	Amortization Expense
October 1 through December 31, 2022	$8,408
2023	29,906
2024	27,456
2025	20,891
2026	14,934
2027 and thereafter	14,219
$115,814

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended September 30, 2022 and 2021 totaled $11.5 million and $7.0 million, respectively, and for the nine months ended September 30, 2022 and 2021 totaled $35.3 million and $14.0 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

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

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Amount
October 1 through December 31, 2022	$9,634
2023	29,854
2024	22,753
2025	16,821
2026	10,456
2027 and thereafter	34,414
Total remaining undiscounted lease payments	123,932
Less: imputed interest	13,863
Total remaining discounted lease payments	$110,069

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $5.5 million due in the future periods.

Other information related to operating leases is summarized below:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	5.6	5.5
Weighted-average discount rate	4.0%	4.1%

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

As of September 30, 2022, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivative assets
Interest rate swaps(A)	Other assets	$3,291	$52
Interest rate lock commitments	Other assets	13,787	114,871
TBAs	Other assets	335,995	15,472
Options on treasury futures	Other assets	—	7,778
		$353,073	$138,173
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$56,653	$3,093
TBAs	Accrued expenses and other liabilities	10,661	31,490
		$67,314	$34,583
(A)Net of $1.2 billion and $60.7 million of related variation margin balances as of September 30, 2022 and December 31, 2021, respectively.

The following table summarizes notional amounts related to derivatives:

	September 30, 2022	December 31, 2021
Interest rate swaps(A)	$18,975,000	$11,490,000
Interest rate lock commitments	4,472,602	10,653,850
TBAs, short position(B)	11,655,148	22,697,706
TBAs, long position(B)	250,000	—
Treasury futures	—	314,500
Options on treasury futures	—	3,200,000
(A)Includes $19.0 billion notional of receive LIBOR/pay fixed of 1.47% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 38 months and 0 months, respectively, as of September 30, 2022. Includes $11.5 billion notional of receive LIBOR/pay fixed of 1.10% and $0.0 billion notional of receive fixed of 0.00%/pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of December 31, 2021.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing revenue, net(A)
TBAs	$(18,505)	$(14,156)	$(15,205)	$(14,355)
Treasury futures	—	(19,093)	(1,746)	(19,093)
Options on treasury futures	—	(8,116)	5,635	(8,116)
	(18,505)	(41,365)	(11,316)	(41,564)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(104,440)	(101,411)	(154,644)	(281,094)
TBAs	233,673	152,182	250,661	251,731
	129,233	50,771	96,017	(29,363)
Change in fair value of investments(A)
Interest rate swaps	431,014	45,389	1,147,236	214,367
TBAs	20,882	—	63,280	—
	451,896	45,389	1,210,516	214,367
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	34,255	(36,314)	(2,040)	(105,386)
TBAs(C)	(21,533)	(37,664)	294,707	(47,527)
	12,722	(73,978)	292,667	(152,913)

Total gain (loss)	$575,346	$(19,183)	$1,587,884	$(9,473)
(A)Represents unrealized gain (loss).
(B)Excludes $2.2 million loss and $13.4 million loss for the three months ended September 30, 2022 and 2021, respectively, included within Servicing Revenue, Net (Note 5). Excludes $79.0 million loss and $11.1 million loss for the nine months ended September 30, 2022 and 2021, respectively, included within Servicing Revenue, Net.
(C)Excludes $57.4 million gain and $105.6 million loss for the three months ended September 30, 2022 and 2021, respectively, and $1.1 billion gain and $48.5 million gain for the nine months ended September 30, 2022 and 2021, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 8).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	September 30, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$3,743,336	$3,741,373	Oct-22 to Sep-25	3.96%	0.6	$4,454,467	$4,260,857	$4,112,852	21.4	$10,296,812
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,077,413	1,077,413	Feb-23 to Dec-23	5.65%	1.0	1,283,193	1,283,193	1,283,193	0.7	1,252,660
Agency RMBS(D)	8,224,352	8,224,352	Oct-22 to Jan-23	2.75%	0.0	8,598,313	8,582,299	8,482,906	9.9	8,386,538
Non-Agency RMBS(E)	612,109	612,109	Oct-22 to Dec-23	5.11%	0.9	14,626,707	930,056	926,339	5.1	656,874
Total Secured Financing Agreements	13,657,210	13,655,247		3.42%	0.3					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	2.9	70,067,350	263,278	315,966	5.9	237,835
MSRs(H)	4,574,995	4,566,704	Mar-23 to Dec-26	4.91%	2.4	536,226,491	6,764,622	8,839,634	7.1	4,234,771
Servicer Advance Investments(I)	318,590	317,752	Dec-22 to Mar-24	1.23%	0.3	334,818	358,225	371,418	7.8	355,722
Servicer Advances(I)	2,127,691	2,123,593	Oct-22 to Nov-26	3.16%	1.0	2,525,729	2,522,246	2,522,246	0.7	2,355,969
Residential Mortgage Loans(J)	771,748	771,285	May-24 to Jul-43	2.17%	2.1	789,890	799,997	799,997	28.2	802,526
Consumer Loans(K)	355,211	320,001	Sep-37	2.07%	3.3	353,127	365,989	393,567	3.3	458,580
SFR Properties	863,029	813,915	Mar-23 to Sep-27	3.60%	4.2	N/A	941,715	941,715	N/A	199,407
Mortgage Loans Receivable	524,062	511,917	Jul-26 to Dec-26	5.17%	4.1	576,851	576,851	576,851	0.6	—
Total Secured Notes and Bonds Payable	9,763,823	9,653,664		3.96%	2.3					8,644,810
Total/ Weighted Average	$23,421,033	$23,308,911		3.65%	1.1					$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $54.0 million of associated accrued interest payable as of September 30, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $217.6 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.7 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $1.9 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
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
(J)Represents (i) $21.8 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $302.2 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of September 30, 2022, Rithm Capital has margin exposure on $13.7 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$237,835	$4,234,771	$2,711,691	$9,043,412	$10,940,823	$458,580	$357,922	$1,252,660	$29,237,694
Secured Financing Agreements
Borrowings	—	—	—	39,713,905	64,580,729	—	201,918	1,513,645	106,010,197
Repayments	—	—	—	(39,920,856)	(70,979,422)	—	(360,433)	(1,688,892)	(112,949,603)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,769	—	—	—	1,769
Secured Notes and Bonds Payable
Borrowings	—	945,000	1,928,999	—	—	—	879,947	524,062	4,278,008
Repayments	(9,338)	(615,406)	(2,201,378)	—	(32,355)	(99,331)	(216,631)	—	(3,174,439)
Discount on borrowings, net of amortization	—	—	—	—	—	—	(42,030)		(42,030)
Unrealized gain on notes, fair value	—	—	—	—	1,114	(39,248)	—	(12,145)	(50,279)
Capitalized deferred financing costs, net of amortization	—	2,339	2,033	—	—	—	(6,778)	—	(2,406)
Balance at September 30, 2022	$228,497	$4,566,704	$2,441,345	$8,836,461	$4,512,658	$320,001	$813,915	$1,589,330	$23,308,911
(A)Rithm Capital net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of September 30, 2022 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2022	$500,000	$9,114,790	$9,614,790
2023	1,307,040	5,503,195	6,810,235
2024	1,207,484	1,325,350	2,532,834
2025	—	1,810,739	1,810,739
2026	324,062	1,772,173	2,096,235
2027 and thereafter	1,106,200	—	1,106,200
	$4,444,786	$19,526,247	$23,971,033
(A)Includes secured notes and bonds payable of $4.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $13.7 billion and $5.9 billion, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2022:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,414,545	$2,152,331	$3,262,214
Loan originations	14,509,009	2,668,419	11,840,590

Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,503,838	4,574,995	928,843
Servicer advances	4,183,491	2,446,280	1,737,211
Residential mortgage loans	290,715	224,503	66,212
	$30,187,978	$12,295,025	$17,892,953
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. Rithm Capital was in compliance with all of its debt covenants as of September 30, 2022.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended September 30, 2022, the Company recognized interest expense of $5.9 million. At September 30, 2022, the unamortized debt issuance costs was approximately $5.8 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2022, the Company was in compliance with all covenants.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2022 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$70,067,350	$322,168	$—	$—	$322,168	$322,168
MSRs and MSR financing receivables(A)	544,177,595	8,895,074	—	—	8,895,074	8,895,074
Servicer advance investments	334,818	371,418	—	—	371,418	371,418
Real estate and other securities	26,609,422	9,437,008	—	8,497,960	939,048	9,437,008
Residential mortgage loans, held-for-sale	122,251	104,019	—	—	104,019	104,019
Residential mortgage loans, held-for-sale, at fair value	4,126,288	3,933,392	—	3,234,369	699,023	3,933,392
Residential mortgage loans, held-for-investment, at fair value	557,143	470,935	—	—	470,935	470,935
Residential mortgage loans subject to repurchase	1,897,142	1,897,142	—	1,897,142	—	1,897,142
Consumer loans	353,163	393,599	—	—	393,599	393,599
Mortgage loans receivable(B)	1,919,913	1,919,913	—	349,911	1,570,002	1,919,913
Notes receivable	65,463	35,168	—	—	35,168	35,168
Loans receivable	164,829	164,335	—	—	164,335	164,335
Cash, cash equivalents and restricted cash	1,949,575	1,949,575	1,949,575	—	—	1,949,575
Other assets(C)	N/A	27,765	1,490	—	26,275	27,765
Derivative assets	32,522,492	353,073	—	339,286	13,787	353,073
		$30,274,584	$1,951,065	$14,318,668	$14,004,851	$30,274,584
Liabilities
Secured financing agreements	$13,657,210	$13,655,247	$—	$13,655,247	$—	$13,655,247
Secured notes and bonds payable(D)	9,763,823	9,653,664	—	—	9,449,354	9,449,354
Unsecured senior notes, net of issuance costs	544,612	544,612	—	—	473,193	473,193
Residential mortgage loan repurchase liability	1,897,142	1,897,142	—	1,897,142	—	1,897,142
Derivative liabilities	2,830,258	67,314	—	10,661	56,653	67,314
		$25,817,979	$—	$15,563,050	$9,979,200	$25,542,250
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of September 30, 2022, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $46.0 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of Rithm Capital’s investment. The investment had a fair value of $28.5 million as of September 30, 2022.
(D)Includes SAFT 2013-1, SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $653.2 million as of September 30, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3									Total
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable
Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
Transfers
Transfers from Level 3	—	—	—	—	—	(1,004,907)	—	(1,000)	(425,805)	(1,431,712)
Transfers to Level 3	—	—	—	—	—	306,222	—	—	—	306,222
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	(920)	—	—	—	—	—	(920)
Change in fair value of excess MSRs(D)	(5,422)	—	—	—	—	—	—	—	—	(5,422)
Change in fair value of excess MSRs, equity method investees(D)	(1,964)	—	—	—	—	—	—	—	—	(1,964)
Servicing revenue, net(E)
Included in servicing revenue(E)	—	985,135	—	—	—	—	—	—	—	985,135
Change in fair value of:
Servicer advance investments	—	—	(2,828)	—	—	—	—	—	—	(2,828)
Residential mortgage loans	—	—	—	—	—	(174,196)		—	—	(174,196)
Consumer loans	—	—	—	—	—	—	(26,774)	—	—	(26,774)
Gain (loss) on settlement of investments, net	104	—	—	(1,560)	—	—	—	—	(43,868)	(45,324)
Other income (loss), net(D)	(66)	—	—	(30,254)	(154,644)	(35,041)	—	(31,903)	—	(251,908)
Gains (losses) included in OCI(F)	—	—	—	(34,929)	—	—	—	—	—	(34,929)
Interest income	28,017	—	7,371	10,010	—	—	10,960	10,481	—	66,839
Purchases, sales and repayments
Purchases, net(G)	—	(250)	744,671	217,660	—	1,790,332	22,070	9,000	—	2,783,483
Proceeds from sales	(997)	(8,149)		(11,960)	—	(1,893,216)	—	—	—	(1,914,322)
Proceeds from repayments	(42,451)	—	(799,603)	(160,941)	—	(238,676)	(119,948)	(77,255)	(999,144)	(2,438,018)
Originations and other	—	1,059,535	—	—	—	(3,897)	—	—	1,523,057	2,578,695
Balance at September 30, 2022	$322,168	$8,895,074	$371,418	$939,048	$(42,866)	$1,169,958	$393,599	$199,503	$1,570,002	$13,817,904
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts include Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued
Balance at December 31, 2021	$511,107
Transfers
Gains (losses) included in net income
Other income(A)	(38,133)
Purchases, sales and repayments
Proceeds from sales	—
Payments	(131,687)
Other	—
Balance at September 30, 2022	$341,287
(A)Gain (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

Excess MSRs, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of September 30, 2022:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.9% – 13.0% (7.7%)	0.2% – 8.5% (4.2%)	—% – 91.9% (55.5%)	6 – 31 (19)	11 – 29 (21)

Excess MSRs Held through Investees	9.0% – 12.8% (10.3%)	2.2% – 5.1% (3.5%)	45.3% – 64.0% (58.6%)	15 – 26 (22)	16 – 22 (19)

MSRs and MSR Financing Receivables
Agency(H)	0.1% – 91.8% (8.0%)	0.1% – 66.7% (1.8%)	—% – 19.9% (12.2%)	1 – 108 (30)	0 – 40 (23)
Non-Agency(H)	0.9% – 84.3% (14.8%)	1.1% – 75.0% (19.8%)	4.6% – 28.1% (9.8%)	10 – 173 (46)	0 – 36 (24)
Ginnie Mae(H)	4.6% – 81.2% (10.4%)	0.3% – 90.0% (7.6%)	8.1% – 29.9% (17.4%)	18 – 75 (40)	0 – 39 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.1% – 91.8% (9.2%)	0.1% – 90.0% (4.8%)	—% – 29.9% (10.0%)	1 – 173 (34)	0 – 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.10 – $7.00 ($6.90) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.30 – $15.10 ($8.40) per loan per month was used to value the Non-Agency MSRs, including MSR Financing Receivables. A weighted average cost of subservicing of $8.20 – $8.30 ($8.20) per loan per month was used to value the Ginnie Mae MSRs.
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

As of September 30, 2022, a weighted average discount rate of 7.8% (range 7.5% – 8.0%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of September 30, 2022, a weighted average discount rate of 8.3% (range 7.6% – 9.8%) was used to value Rithm Capital’s MSRs and MSR Financing Receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2022	1.2% – 1.9% (1.8%)	3.3% – 4.6% (4.6%)	3.5% – 14.5% (14.2%)	17.9 – 19.8 (19.8)	bps	5.2% – 5.7% (5.2%)	22.0 – 22.0 (22.0)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.9 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2022, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$9,098,824	$9,082,503	$8,497,960	$—	$8,497,960	2
Non-Agency RMBS(C)	17,510,598	938,933	939,033	15	939,048	3
Total	$26,609,422	$10,021,436	$9,436,993	$15	$9,437,008
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

For 57.4% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$538,658	4.0% – 16.9% (6.0%)	0.0% – 25.0% (4.6%)	0.0% – 12.0% (1.1%)	0.0% – 88.0% (21.4%)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$443,841	5.3% – 8.5% (5.8%)	2.7% – 7.5% (4.1%)	1.2% – 29.7% (7.3%)	4.0% – 51.1% (12.1%)
Originated loans	255,182
Residential mortgage loans held-for-sale, at fair value	$699,023

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$470,935	3.3% – 8.5% (8.4%)	2.9% – 24.4% (5.8%)	0.1% – 13.1% (8.8%)	40.3% – 64.1% (52.1%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$393,599	8.0% – 9.0% (8.3%)	6.2% – 33.7% (29.2%)	0.0% – 6.6% (4.2%)	52.1% – 52.1% (52.1%)

Mortgage Loans Receivable Valuation

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$(42,866)	0.0% – 100.0% (81.7%)	16.1 – 345.0 (244.9)

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

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$341,287	3.3% – 6.3% (6.1%)	21.8% – 24.4% (22.0%)	0.1% – 4.2% (3.9%)	44.0% – 94.9% (91.8%)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale, single-family rental properties, and foreclosed real estate accounted for as REO, Rithm Capital applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease ROU assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period.

At September 30, 2022, assets measured at fair value on a nonrecurring basis were $115.4 million. The $115.4 million of assets include approximately $104.0 million of residential mortgage loans held-for-sale and $11.4 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2022:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$86,418	5.3% – 8.5% (8.0%)	3.9 – 7.7 (4.3)	3.1% – 5.5% (4.9%)	4.0% – 9.9% (9.4%)	4.0% – 51.1% (41.4%)
Non-performing loans	17,601	5.4% – 8.5% (6.8%)	1.8 – 3.9 (3.0)	2.7% – 2.9% (2.9%)	12.6% – 13.1% (12.8%)	7.1% – 41.4% (22.2%)
Total/weighted average	$104,019	7.8%	4.1	4.6%	10.0%	38.1%
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the nine months ended September 30, 2022 consisted of a valuation allowance of $9.3 million for residential mortgage loans and a reversal of valuation allowance of $0.7 million for REO.

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

Consolidated VIEs

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advances

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of September 30, 2022. In 2013, Rithm Capital created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of residential mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of September 30, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments, however the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

Residential Mortgage Loans

During the third quarter of 2020, Rithm Capital formed several entities that separately issued securitized debt collateralized by non-performing and reperforming residential mortgage loans. Rithm Capital determined that these securitizations should be evaluated for consolidation under the VIE model rather than the voting interest entity model as the equity holders as a group lack the characteristics of a controlling financial interest. Under the VIE model, Rithm Capital’s consolidated subsidiaries had both 1) the power to direct the most significant activities of the securitizations and 2) significant variable interests in each of the securitizations, through their control of the related optional redemption feature and their ownership of certain notes issued by the securitizations and, therefore, met the primary beneficiary criterion and, accordingly, the Company consolidated the securitizations. As of September 30, 2022, no securitizations remain outstanding.

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
Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of September 30, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $349.9 million and an aggregate principal limit of approximately $481.9 million. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Servicer Advance Facilities	MSR Financing Facilities	Mortgage Loans Receivable	Total
September 30, 2022
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$659,793	$—	$659,793
Servicer advance investments, at fair value	360,023	—	—	—	—	—	—	360,023
Residential mortgage loans, held-for-investment, at fair value	—	—	24,237	—	—	—	—	24,237
Residential mortgage loans, held-for-sale, at fair value	—	—	748,514	—	—	—	—	748,514
Consumer loans	—	—	—	393,599	—	—	—	393,599
Mortgage loans receivable	—	—	—	—	—	—	349,911	349,911
Cash and cash equivalents	40,752	33,780	34,480	—	—	—	—	109,012
Restricted cash	2,234	—	321,242	6,766	—	—	8,333	338,575
Servicer advance receivable	—	—	—	—	90,591	—	—	90,591
Other assets	9	1,098	1,121	5,518	29,559	332,986	69	370,360
Total Assets	$403,018	$34,878	$1,129,594	$405,883	$120,150	$992,779	$358,313	$3,444,615
Liabilities
Secured financing agreements(A)	$—	$—	$238,745	$—	$—	$—	$—	$238,745
Secured notes and bonds payable(A)	313,298	—	770,063	320,001	78,072	549,597	311,917	2,342,948
Accrued expenses and other liabilities	1,006	8,487	123,036	1,024	38,110	268	427	172,358
Total Liabilities	$314,304	$8,487	$1,131,844	$321,025	$116,182	$549,865	$312,344	$2,754,051

December 31, 2021
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$403,301	$—	$403,301
Servicer advance investments, at fair value	409,475	—	—	—	—	—	—	409,475
Residential mortgage loans, held-for-investment, at fair value	—	—	93,226	—	—	—	—	93,226
Residential mortgage loans, held-for-sale, at fair value	—	—	798,644	—	—	—	—	798,644
Consumer loans	—	—	—	507,291	—	—	—	507,291
Cash and cash equivalents	33,777	37,369	2,882	—	—	—	—	74,028
Restricted cash	2,210	—	171	7,249	—	—	—	9,630
Servicer advance receivable	—	—	—	—	94,306	—	—	94,306
Other assets	9	903	2,902	6,851	24,699	332,521	—	367,885
Total Assets	$445,471	$38,272	$897,825	$521,391	$119,005	$735,822	$—	$2,757,786
Liabilities
Secured financing agreements	$—	$—	$24,683	$—	$—	$—	$—	$24,683
Secured notes and bonds payable(A)	348,670	—	802,526	458,580	93,145	367,871	—	2,070,792
Accrued expenses and other liabilities	806	6,588	10,163	862	27,771	134	—	46,324
Total Liabilities	$349,476	$6,588	$837,372	$459,442	$120,916	$368,005	$—	$2,141,799
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital, and the assets of the VIEs are not directly available to satisfy Rithm Capital’s obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table comprises bonds held in unconsolidated VIEs and retained pursuant to required risk retention regulations:

	As of and for the Nine Months Ended September 30,
	2022	2021
Residential mortgage loan UPB and other collateral	$12,137,481	$11,403,079
Weighted average delinquency(A)	4.9%	4.7%
Net credit losses	$170,439	$118,958
Face amount of debt held by third parties(B)	$11,228,461	$10,475,990

Carrying value of bonds retained by Rithm Capital(C)(D)	$920,904	$965,846
Cash flows received by Rithm Capital on these bonds	$173,765	$260,306
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

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2022			December 31, 2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$88,714	$26,391	$103,063	$95,995	$31,684	$83,597
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$9,474	$13,093	$48,488	$10,251	$15,683	$39,414

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended September 30,
	2022			2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(1,296)	$952	$15,000	$(2,614)	$6,125	$13,438
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income of consolidated subsidiary	$(139)	$471	$6,975	$(280)	$3,032	$6,249
(A)Rithm Capital owned 89.3% and 89.3% of the Buyer as of September 30, 2022 and 2021, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Nine Months Ended September 30,
	2022			2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$1,219	$4,374	$53,340	$(4,546)	$19,762	$41,855
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income of consolidated subsidiary	$130	$2,165	$24,803	$(797)	$9,782	$19,463
(A)Rithm Capital owned 89.3% and 89.3% of the Buyer as of September 30, 2022 and 2021, respectively.

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

In December 2021, Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2022. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The share repurchase programs may be suspended or discontinued at any time. During the nine months ended September 30, 2022, the Company repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2022 under the ATM Program.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40	1.20	1.20
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.28	1.31	0.28
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.60	$5.26	$4.23
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On September 22, 2022, Rithm Capital’s board of directors declared third quarter 2022 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.44 per share of Preferred Series D, or $2.9 million, $5.0 million, $6.3 million, and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 24, 2021	April 2021	$0.20	$82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6
December 15, 2021	January 2022	0.25	116.7
March 21, 2022	April 2022	0.25	116.7
June 17, 2022	August 2022	0.25	116.7
September 22, 2022	October 2022	0.25	118.4

Common Stock Purchase Warrants

During the second quarter of 2020, the Company issued warrants (the “2020 Warrants”) in conjunction with the issuance of a term loan, which was fully repaid in the third quarter of 2020, that provided the holders the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants are exercisable in cash or on a cashless basis and expire on May 19, 2023 and are exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

On September 16, 2022, a warrant holder that is an affiliate of the Former Manager (see Note 23) exercised warrants to purchase 23.0 million shares of common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 6.9 million shares of the Company’s common stock.

The table below summarizes the 2020 Warrants at September 30, 2022:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
Outstanding warrants – December 31, 2021	43.4	46.2	$6.49
Granted	—	1.9	6.29
Exercised	(21.0)	(23.0)	6.30
Expired	—	—	—
Outstanding warrants – September 30, 2022	22.4	25.1	6.17	(B)
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.
(B)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

As of September 30, 2022, outstanding options were as follows:

Held by the Former Manager	21,471,990
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	—
Issued to the independent directors	6,000
Total	21,477,990

The following table summarizes outstanding options as of September 30, 2022. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended September 30, 2022 was $7.32 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2022	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2022 (millions)
Directors	Various	6,000	6,000	$12.85	$—
Former Manager(C)	2017	1,130,916	1,130,916	13.43	—
Former Manager(C)	2018	5,320,000	5,320,000	16.15	—
Former Manager(C)	2019	6,351,000	6,351,000	15.54	—
Former Manager(C)	2020	1,619,739	1,619,739	16.88	—
Former Manager(C)	2021	7,050,335	3,681,028	9.91	—
Outstanding		21,477,990	18,108,683
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activity in outstanding options:

	Amount	Weighted Average Exercise Price
Outstanding options – December 31, 2021	21,478,990	$—
Granted	—	—
Exercised	—	—
Expired	(1,000)	12.01
Outstanding options – September 30, 2022	21,477,990	See table above

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$154,190	$170,681	$877,452	$617,743
Noncontrolling interests in income of consolidated subsidiaries	7,307	9,001	27,098	28,448
Dividends on preferred stock	22,427	15,533	67,315	44,249
Net income (loss) attributable to common stockholders	$124,456	$146,147	$783,039	$545,046

Basic weighted average shares of common stock outstanding	467,974,962	466,579,920	467,192,721	446,085,657
Dilutive effect of stock options and common stock purchase warrants(A)	8,821,795	15,702,775	14,707,408	15,608,824
Diluted weighted average shares of common stock outstanding	476,796,757	482,282,695	481,900,129	461,694,481

Basic earnings per share attributable to common stockholders	$0.27	$0.31	$1.68	$1.22
Diluted earnings per share attributable to common stockholders	$0.26	$0.30	$1.62	$1.18
(A)Stock options and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented. There were no anti-dilutive stock options or common stock purchase warrants for all periods presented.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of September 30, 2022, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 25 for additional capital commitments entered into subsequent to September 30, 2022, if any):

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of September 30, 2022, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $43.3 million and $1.9 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $223.5 million of unfunded and available revolving credit privileges as of September 30, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $798.7 million of additional advances on existing mortgage loans as of September 30, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

Environmental Costs — As a residential real estate owner, Rithm Capital is subject to potential environmental costs. At September 30, 2022, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Internalization — During the second quarter of 2022, the Company entered into the Internalization Agreement with the Former Manager. Pursuant to the Internalization Agreement, the Management Agreement was terminated effective June 17, 2022, except that certain indemnification and other obligations survive, and the Company was no longer required to pay management or incentive fees with respect to any period thereafter. In connection with the Internalization Agreement, the Company is required to pay $400.0 million (subject to certain adjustments) to the Former Manager (the “Termination Fee”). The Company paid $200 million of the Termination fee to the Former Manager on June 17, 2022 and $100 million on September 15, 2022. The $100 million remaining portion of the Termination Fee is payable on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses).

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

In connection with the termination of the Management Agreement, the Company entered into the Transition Services Agreement with the Former Manager in order to facilitate the transition of the Company’s management functions and its operations through the earliest to occur of (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022 (or earlier if the Transition Services Agreement is terminated earlier). Under the Transition Services Agreement, the Former Manager provides (or causes to be provided), at cost, all of the services it was previously providing to the Company immediately prior to the Effective Date (“Transition Services”). The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services. The Company may elect to terminate any individual service at any time upon written notice to the Former Manager. The Transition Services are provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses, and will be invoiced on a monthly basis. The Transition Services Agreement may be terminated earlier in accordance with its terms or if the Company and the Former Manager agree that no further services are required. The Company incurred $3.9 million and $4.4 million in costs for Transition Services during the three and nine months ended September 30, 2022, respectively, and these costs are recorded in General and Administrative expense in the Consolidated Statements of Income.

Prior to the Internalization and the termination of the Management Agreement on June 17, 2022, the Former Manager was entitled to receive a management fee in an amount equal to 1.5% per annum of the Company’s gross equity calculated and payable monthly in arrears in cash. In addition, the Former Manager was entitled to receive annual incentive compensation calculated in accordance with the Management Agreement.

In addition to the management fee and incentive compensation, Rithm Capital was responsible for reimbursing the Former Manager for certain expenses paid by the Former Manager on behalf of Rithm Capital.

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48% of the lenders and recipients of the warrants are funds managed by an affiliate of the Former Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. On September 16, 2022, all of the warrants held by funds managed by an affiliate of the Former Manager were exercised on a cashless basis resulting in the issuance of 6.9 million shares of the Company’s common stock. See Notes 18 and 21 to the Company’s Consolidated Financial Statements for further details.

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Former Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of September 30, 2022, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $104.0 million and $60.9 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes Due to affiliates:

	September 30, 2022	December 31, 2021
Management fees	$—	$17,188
Expense reimbursements and other	—	631
Total	$—	$17,819

The following table summarizes affiliate fees and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$—	$24,315	$46,174	$66,682
Expense reimbursements(A)	—	125	229	375
Total	$—	$24,440	$46,403	$67,057
(A)Included in General and Administrative expenses in the Consolidated Statements of Income.

24.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current:
Federal	$—	$2,813	$—	$6,932
State and local	3	1,415	48	2,283
Total current income tax expense (benefit)	3	4,228	48	9,215
Deferred:
Federal	18,654	23,690	250,221	100,842
State and local	3,427	3,641	47,294	18,684
Total deferred income tax expense	22,081	27,331	297,515	119,526
Total income tax expense (benefit)	$22,084	$31,559	$297,563	$128,741

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

As of September 30, 2022, Rithm Capital recorded a net deferred tax liability of $738.2 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans, and swaps held within taxable entities.

25.    RESTRUCTURING CHARGES

In connection with the Internalization and the termination of the Management Agreement, the Company agreed to pay its Former Manager $400.0 million (subject to certain adjustments), with $200.0 million paid on June 17, 2022, $100.0 million paid on September 15, 2022 and $100.0 million payable on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses for 2022). See Notes 1, 22 and 23 for additional discussion. The restructuring charge paid to the Former Manager is reflected in Termination Fee to Affiliate

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2022 with a corresponding liability reflected in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets as of September 30, 2022. There were no restructuring charges recorded for the three and nine months ended September 30, 2021.

26.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2022 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended September 30, 2022 compared to the immediately preceding prior quarter ended June 30, 2022.

COMPANY OVERVIEW

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

As of September 30, 2022, we had approximately $35 billion in total assets and 7,330 employees, including those employed by our operating entities.

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

In connection with the termination of the Management Agreement, we entered into the Transition Services Agreement with the Former Manager in order to facilitate the transition of management functions and operations through the earliest to occur (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022 (or earlier if the Transition Services Agreement is terminated earlier). Under the Transition Services Agreement, the Former Manager provides (or causes to be provided), at cost, all of the services it was previously providing to us immediately prior to the Effective Date. The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services. The Company may elect to terminate any individual service at any time upon written notice to the Former Manager. The Transition Services are provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses, and will be invoiced on a monthly basis. The Transition Services Agreement may be terminated earlier in accordance with its terms or if we and the Former Manager agree that no further services are required. We incurred $3.9 million and $4.4 million in costs for Transition Services during the three and nine months ended September 30, 2022, respectively, and these costs are recorded in General and Administrative expense in the Consolidated Statements of Income.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total equity	$7,061,626	$7,062,998	$7,184,712	$6,669,380	$6,627,113
Less: Preferred Stock Series A, B, C, and D	1,258,667	1,258,667	1,258,667	1,262,481	1,262,498
Less: Noncontrolling interests of consolidated subsidiaries	71,055	69,171	62,078	65,348	71,023
Total equity attributable to common stock	$5,731,904	$5,735,160	$5,863,967	$5,341,551	$5,293,592

Common stock outstanding	473,715,100	466,856,753	466,786,526	466,758,266	466,579,920

Book value per common share	$12.10	$12.28	$12.56	$11.44	$11.35

Our book value per common share decreased 1.5% to $12.10 as of September 30, 2022, down from $12.28 as of June 30, 2022, primarily due to the impact from the partial cashless exercise of the 2020 Warrants. Net income largely offset dividends declared during the quarter. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Economic data and indicators regarding the overall financial health and condition of the U.S. for the third quarter of 2022 were mixed. On balance, the U.S. real gross domestic product (“GDP”) declined on a year-to-date basis and is expected to be at a below-trend pace for the full year. Labor market conditions continued to remain tight, and the total unemployment rate declined to 3.5% as of September 30, 2022. The consumer price inflation—as measured by the 12-month percentage change in the personal consumption expenditures (“PCE”) price index—remained elevated and well above the Federal Reserve’s longer-term goal of 2.0%, largely driven by continued supply-demand imbalances exacerbated by Russia’s war against Ukraine and COVID-19-related lockdowns in China.

Consumer spending softened during the third quarter of 2022, driven by higher food and energy prices, and broader price pressures.

Inflation indicators remained high and persistent throughout the third quarter of 2022, with supply bottlenecks contributing to pricing pressures for energy and commodities. There were, however, some signs of gradual improvement in the supply situation, including improved availability of certain key materials, less upward pressure on input prices and a decline in delivery times. Nevertheless, the Federal Reserve continued to signal its intention to move ahead with reducing policy accommodation. In May 2022, the U.S. central bank’s policy-setting Federal Open Market Committee (“FOMC”) voted unanimously to increase the benchmark federal funds rate by 50 basis points. In June, July and September 2022, the FOMC further increased the federal funds rate by 75 basis points and again raised it by 75 basis points in November 2022. Uncertainty about the medium-term course of inflation remains high.

Volatility in the financial markets remained elevated during the third quarter of 2022. Equity indexes were lower during the period, while spreads widened. The “10-2 treasury yield spread,” which represents the difference between the 10-year treasury rate and the 2-year treasury rate, remained negative throughout the third quarter of 2022, reflecting expectations of slower growth and the possibility that the U.S. economy could enter a recession in the coming quarters.

Housing activity, including both home-purchase and refinance mortgage origination volumes, continued to slowdown during the third quarter of 2022 as a result of elevated mortgage rates. Longer-term borrowing costs for households were generally higher. The increase in mortgage rates has resulted in residential real estate prices peaking, and our expectation is that home prices will begin to decrease. However, we believe that homeowners are better positioned to weather a decrease in home prices compared to the mid-2000s given mortgage debt growth has significantly lagged growth in house prices, leaving households with substantial equity cushions. Moreover, for much of the past decade, most new mortgage debt had been added by borrowers with prime credit scores. Conventional 30-year rates increased to 6.1% as of September 30, 2022 compared to 5.5% as of June 30, 2022. The Mortgage Bankers Association estimates full year 2022 production volume of $2.3 trillion, down from full year 2021 volume of $4.4 trillion. Furthermore, 33% of 2022 volume is estimated to be refinance volume compared to 57% in 2021.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted since mid-March 2020 by the ongoing COVID-19 pandemic as well as the other events such as the war in Ukraine.

The following table summarizes the U.S. gross domestic product estimates annualized rate by quarter:

	Three Months Ended
	September 30, 2022(A)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Real GDP	2.6%	(0.6)%	(1.6)%	6.9%	2.3%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Unemployment rate	3.5%	3.6%	3.6%	3.9%	4.7%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
10-year U.S. Treasury rate	3.8%	3.0%	2.3%	1.5%	1.5%
30-year fixed mortgage rate	6.1%	5.5%	4.2%	3.1%	2.9%

Since May 2022, in response to the inflationary pressures, the Federal Reserve has rapidly raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty related to market volatility and inflationary pressures, the ultimate impact COVID-19, as well as the geopolitical risks associated with the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current economic environment, potential impacts of COVID-19, and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures, the COVID-19 pandemic, and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. In preparation for the phase-out of LIBOR, we adopted and implemented the SOFR index for our Freddie Mac and Fannie Mae adjustable-rate mortgages (“ARMs”) and Non-QM residential loans. For debt facilities that do not mature prior to the phase-out of LIBOR, we adopted the allowable contract modification relief optional expedient and have implemented amending terms to transition to an alternative benchmark. During the nine months ended September 30, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

OUR PORTFOLIO

Our portfolio, as of September 30, 2022, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below. The assets in our portfolio are described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
September 30, 2022
Investments	$2,677,372	$7,356,620	$2,798,750	$12,832,742	$9,437,008	$2,223,712	$393,599	$1,919,913	$—	$26,806,974
Cash and cash equivalents	204,562	566,855	248,458	1,019,875	339,909	1,099	2,366	33,602	23,159	1,420,010
Restricted cash	350,501	73,676	56,974	481,151	6,131	4,638	17,611	20,034	—	529,565
Other assets	630,855	2,305,263	2,508,960	5,445,078	298,181	342,009	32,735	141,131	233,653	6,492,787
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$3,875,126	$10,314,954	$5,618,234	$19,808,314	$10,081,229	$2,571,458	$446,311	$2,170,411	$256,812	$35,334,535
Debt	$2,874,184	$4,484,277	$3,249,426	$10,607,887	$8,835,284	$1,896,255	$320,001	$1,589,330	$604,766	$23,853,523
Other liabilities	495,306	2,723,063	37,430	3,255,799	522,863	351,944	1,039	23,568	264,173	4,419,386
Total liabilities	3,369,490	7,207,340	3,286,856	13,863,686	9,358,147	2,248,199	321,040	1,612,898	868,939	28,272,909
Total equity	505,636	3,107,614	2,331,378	5,944,628	723,082	323,259	125,271	557,513	(612,127)	7,061,626
Noncontrolling interests in equity of consolidated subsidiaries	13,093	—	9,474	22,567	—	—	48,488	—	—	71,055
Total Rithm Capital stockholders’ equity	$492,543	$3,107,614	$2,321,904	$5,922,061	$723,082	$323,259	$76,783	$557,513	$(612,127)	$6,990,571
Investments in equity method investees	$—	$—	$106,492	$106,492	$—	$—	$—	$—	$—	$106,492

Operating Investments

Origination

Housing activity, including both home-purchase and refinance mortgage origination volumes, continued to slowdown during the third quarter of 2022 as a result of elevated mortgage rates, with the 30-year average conventional mortgage rate increasing 116 basis points during the quarter. Accordingly, for the three months ended September 30, 2022, funded loan origination volume was $13.8 billion, down from $19.1 billion in the prior quarter. Gain on sale margin for the three months ended September 30, 2022 was 1.71%, 24 bps lower than the 1.95% for the prior quarter, primarily due to channel mix (refer to the tables below).

Included in our Origination segment are the financial results of two services businesses, E Street Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). E Street offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2022	% of Total	June 30, 2022	% of Total	September 30, 2022	% of Total	September 30, 2021	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$1,063	8%	$2,164	11%	$7,654	13%	$18,502	22%	$(1,101)	$(10,848)
Retail / Joint Venture	4,284	31%	6,103	32%	16,791	28%	7,613	9%	(1,819)	9,178
Wholesale	1,811	13%	3,197	17%	9,656	16%	9,561	11%	(1,386)	95
Correspondent	6,651	48%	7,591	40%	25,643	43%	49,491	58%	(940)	(23,848)
Total Production by Channel	$13,809	100%	$19,055	100%	$59,744	100%	$85,167	100%	$(5,246)	$(25,423)

Production by Product
Agency	$6,557	48%	$10,248	53%	$34,895	58%	$61,942	73%	$(3,691)	$(27,047)
Government	6,340	46%	7,621	40%	21,536	36%	21,978	26%	(1,281)	(442)
Non-QM	269	2%	293	2%	1,111	2%	247	—%	(24)	864
Non-Agency	460	3%	747	4%	1,724	3%	860	1%	(287)	864
Other	183	1%	146	1%	478	1%	140	—%	37	338
Total Production by Product	$13,809	100%	$19,055	100%	$59,744	100%	$85,167	100%	$(5,246)	$(25,423)

% Purchase	83%		75%		68%		38%
% Refinance	17%		25%		32%		62%

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$214,703	$302,610	$924,582	$1,163,702	$(87,907)	$(239,120)

Pull through adjusted lock volume	$12,569,769	$15,520,818	$54,773,668	$79,135,350	$(2,951,049)	$(24,361,682)

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.47%	5.10%	3.59%	4.02%
Retail / Joint Venture	3.64%	3.36%	3.18%	4.02%
Wholesale	1.20%	1.24%	1.05%	1.21%
Correspondent	0.45%	0.39%	0.28%	0.30%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.71%	1.95%	1.69%	1.47%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $156.8 million and $116.8 million for the three months ended September 30, 2022 and June 30, 2022, respectively. Includes loan origination fees of $526.1 million and $1,775.7 million for the nine months ended September 30, 2022 and 2021, respectively.
(C)Excludes $11.2 million and $2.2 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the three months ended September 30, 2022 and June 30, 2022, respectively, and $55.7 million and $93.4 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the nine months ended September 30, 2022 and 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased $87.9 million for the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily due to lower loan production related to the rise in interest rates during the quarter as noted above. Additionally, purchase originations comprised 83% of all funded loans for the three months ended September 30, 2022 compared to 75% for the three months ended June 30, 2022. The lower percentage of refinance originations for the quarter was primarily driven by the 30-year conventional mortgage rate continuing to increase during the third quarter of 2022, resulting in a reduction in refinance volume compared to the high number of loans that had been previously refinanced during the preceding historically low interest rate environment. Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased $239.1 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to lower loan production related to the rise in interest rates during 2022.

Servicing

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. As of September 30, 2022, the performing loan servicing division (the Mortgage Company) serviced $395.6 billion UPB of loans and Shellpoint Mortgage Servicing serviced $108.0 billion UPB of loans, for a total servicing portfolio of $503.6 billion UPB, representing a 4% increase from December 31, 2021. The increase was attributable to newly originated loans outpacing scheduled and voluntary prepayment loan activity. The decrease in prepayment activity was driven by lower refinance volumes as a result of the 30-year conventional mortgage rate increasing during the first nine months of 2022.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of Rithm Capital or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other Rithm Capital subsidiaries for the periods presented.

	Unpaid Principal Balance
(in millions)	September 30, 2022	June 30, 2022	September 30, 2021	QoQ Change	YoY Change
Performing Servicing
MSR Assets	$391,797	$389,762	$368,716	$2,035	$23,081
Residential Whole Loans	3,472	3,832	9,119	(360)	(5,647)
Third Party	317	436	954	(119)	(637)
Total Performing Servicing	395,586	394,030	378,789	1,556	16,797

Special Servicing
MSR Assets	10,029	10,138	16,450	(109)	(6,421)
Residential Whole Loans	6,458	7,127	5,779	(669)	679
Third Party	91,503	86,754	74,814	4,749	16,689
Total Special Servicing	107,990	104,019	97,043	3,971	10,947
Total Servicing Portfolio	$503,576	$498,049	$475,832	$5,527	$27,744

Agency Servicing
MSR Assets	$278,318	$279,694	$269,830	$(1,376)	$8,488
Third Party	9,697	9,774	12,319	(77)	(2,622)
Total Agency Servicing	288,015	289,468	282,149	(1,453)	5,866

Government-insured Servicing
MSR Assets	119,168	115,449	105,976	3,719	13,192
Total Government Servicing	119,168	115,449	105,976	3,719	13,192

Non-Agency (Private Label) Servicing
MSR Assets	4,340	4,757	9,360	(417)	(5,020)
Residential Whole Loans	9,930	10,959	14,898	(1,029)	(4,968)
Third Party	82,123	77,416	63,449	4,707	18,674
Total Non-Agency (Private Label) Servicing	96,393	93,132	87,707	3,261	8,686
Total Servicing Portfolio	$503,576	$498,049	$475,832	$5,527	$27,744

The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Base Servicing Fees
MSR Assets	$297,433	$300,676	$879,219	$477,020	$(3,243)	$402,199
Residential Whole Loans	2,593	3,019	9,001	13,518	(426)	(4,517)
Third Party	22,717	23,069	69,439	77,051	(352)	(7,612)
Total Base Servicing Fees	322,743	326,764	957,659	567,589	(4,021)	390,070

Other Fees
Incentive	14,785	16,207	52,236	64,296	(1,422)	(12,060)
Ancillary	13,090	13,628	40,169	37,330	(538)	2,839
Boarding	946	1,287	4,041	6,872	(341)	(2,831)
Other	2,607	6,812	13,169	20,056	(4,205)	(6,887)
Total Other Fees(A)	31,428	37,934	109,615	128,554	(6,506)	(18,939)

Total Servicing Fees	$354,171	$364,698	$1,067,274	$696,143	$(10,527)	$371,131
(A)Includes other fees earned from third parties of $11.6 million and $10.6 million for the three months ended September 30, 2022 and June 30, 2022, and $31.0 million and $46.6 million for the nine months ended September 30, 2022 and 2021, respectively.

MSR Related Investments

MSRs and MSR Financing Receivables

Our MSR related investments include MSRs, MSR finance receivables and Excess MSRs. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR. The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee.

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

We have contracted with certain subservicers and, in relation to certain MSR purchases, interim subservicers, to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of September 30, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.3%, 8.2%, 6.2%, 2.0% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 74.0% of the underlying UPB of the related mortgages is subserviced by our Mortgage Company.

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

The table below summarizes our MSRs and MSR Financing Receivables as of September 30, 2022:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$369,056.5	30	bps	$6,018.5
Non-Agency	55,380.2	46		810.7
Ginnie Mae	119,740.9	40		2,065.9
Total/Weighted Average	$544,177.6	34	bps	$8,895.1

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR Financing Receivables as of September 30, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$6,018,491	$369,056,523	1,984,011	755	3.7%	280	50	1.5%	7.7%	7.6%	—%	4.3%
Non-Agency	810,719	55,380,229	495,431	635	4.3%	289	198	10.2%	8.9%	7.0%	1.9%	0.9%
Ginnie Mae	2,065,864	119,740,843	515,918	694	3.4%	330	26	0.7%	8.6%	8.5%	0.1%	3.8%
Total	$8,895,074	$544,177,595	2,995,360	729	3.6%	292	60	2.2%	8.0%	7.7%	0.2%	3.8%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE	0.5%	0.2%	—%	0.1%
Non-Agency	4.7%	5.7%	0.8%	2.4%
Ginnie Mae	2.0%	0.3%	—%	0.3%
Weighted Average	1.3%	0.8%	0.1%	0.4%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)					Excess MSR
Direct Excess MSRs	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$50.0	32	bps	18	bps	32.5% – 100.0%	$248.5
(A)The MSR is a weighted average as of September 30, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer advance investments, including the basic fee component of the related MSR (Note 6 to our Consolidated Financial Statements) on $17.5 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$20.1	34	bps	22	bps	50.0%	66.7%	33.3%	$134.9
(A)The MSR is a weighted average as of September 30, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of September 30, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Total/Weighted Average(H)	$248,495	$49,993,358	336,738	710	4.3%	252	146	3.7%	11.1%	10.4%	0.9%	21.9%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
Total/Weighted Average(G)	1.9%	2.8%	0.3%	0.7%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of September 30, 2022 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Total/Weighted Average(G)	$134,942	$20,073,992	33.3%	194,270	723	4.5%	231	114	1.1%	12.0%	11.9%	0.2%	32.3%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
Total/Weighted Average(G)	1.2%	0.5%	0.1%	0.1%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated since the advances are non-interest bearing. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii)
to support the value of the collateral property. Servicer Advance Investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related
MSR. We have purchased Servicer Advance Investments on certain loan pools underlying our Excess MSRs.

The following is a summary of our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2022
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$358,225	$371,418	$17,491,636	$334,818	1.9%
(A)Represents the fair value of the Servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our Servicer advance investments, and related financing, as of and for the nine months ended September 30, 2022 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Nine Months Ended September 30, 2022	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.2%	7.8	$(2,828)	$318,590	91.1%	90.3%	1.2%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in Servicer Advance Investments (dollars in thousands):

September 30, 2022
Principal and interest advances	$65,388
Escrow advances (taxes and insurance advances)	148,576
Foreclosure advances	120,854
Total	$334,818

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of September 30, 2022, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of September 30, 2022 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
				Gains	Losses
Agency RMBS	$9,098,824	$9,082,503	100.0%	$14	$(584,557)	$8,497,960	32	9.9	0.1%	$8,224,352
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended September 30, 2022:

Net Interest Spread(A)
Weighted Average Asset Yield	4.12%
Weighted Average Funding Cost	2.75%
Net Interest Spread	1.37%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We finance our investments in Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $8.5 billion and $8.4 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2022 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,510,598	$938,933	$113,701	$(113,586)	$939,048	$—
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2022 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Average Minimum Rating(A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(B)	Excess Spread(C)	Weighted Average Life (Years)	Weighted Average Coupon(D)
Total/weighted average	AA+	659	$17,509,426	$938,369	100.0%	$937,605	16.9%	0.2%	5.1	2.8%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(E)	3-Month CPR(F)	Delinquency(G)	Cumulative Losses to Date
Total/weighted average	11.2	0.60	6.7%	2.0%	0.2%
(A)Excludes the ratings of the collateral underlying 374 bonds with a carrying value of $442.2 million, which either have never been rated or for which rating information is no longer provided.
(B)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(C)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2022.
(D)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $17.1 million and $1.2 million, respectively, for which no coupon payment is expected.
(E)The ratio of original UPB of loans still outstanding.
(F)Three-month average constant prepayment rate and default rates.
(G)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended September 30, 2022:

Net Interest Spread(A)
Weighted average asset yield	4.03%
Weighted average funding cost	5.11%
Net interest spread	(1.08)%
(A)The Non-Agency RMBS portfolio consists of 39.7% floating rate securities and 60.3% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At September 30, 2022 and December 31, 2021, the Company pledged Non-Agency RMBS with a carrying value of approximately $926.3 million and $924.9 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

Residential Mortgage Loans

We have accumulated our residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. Additionally, through our Mortgage Company, we originate residential mortgage loans for sale and securitization to third parties and we generally retain the servicing rights on the underlying loans.

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that at the time of acquisition it is likely the borrower will continue making payments in accordance with contractual terms. Purchased non-performing loans means that at the time of acquisition the borrower will not likely make payments in accordance with contractual terms (i.e., credit-impaired). We account for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

As of September 30, 2022, we had approximately $4.8 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.7 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.8 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2022 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$557,143	$470,935	9,936	8.1%	3.9

Acquired performing loans(C)	101,691	86,418	2,414	8.0%	4.3
Acquired non-performing loans(D)	20,560	17,601	379	6.8%	4.3
Total residential mortgage loans, held-for-sale, at lower of cost or market	$122,251	$104,019	2,793	7.8%	4.3

Acquired performing loans(C)(E)	$1,094,652	$1,009,159	5,508	5.2%	17.5
Acquired non-performing loans(D)(E)	275,162.0	246,861	1,432	4.9%	14.8
Originated loans	2,756,474	2,677,372	4,574	5.5%	29.0
Total residential mortgage loans, held-for-sale, at fair value	$4,126,288	$3,933,392	11,514	5.4%	25.0
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
(D)As of September 30, 2022, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $645.2 million and $140.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR or SOFR. At September 30, 2022 and December 31, 2021, the Company pledged residential mortgage loans with a carrying value of approximately $4.1 billion and $11.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of September 30, 2022 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
Consumer loans	$353,163	58,686	17.8%	13.5%	213	3.3	1.4%	22.4%	4.2%
(A)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(B)Represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(C)Represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

Single-Family Rental (“SFR”) Portfolio

As of September 30, 2022, our SFR portfolio consisted of approximately 3,698 properties with an aggregate carrying value of $959.4 million, up from 3,608 units with an aggregate carrying value of $927.2 million as of June 30, 2022. During the three months ended September 30, 2022 and June 30, 2022, we acquired approximately 104 and 325 SFR properties, respectively.

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

The following table summarizes certain key SFR property metrics as of September 30, 2022 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	95	2.6%	$17,818	1.9%	$188	76.8%	$1,472	1,579
Arizona	154	4.2%	60,580	6.3%	393	81.7%	2,008	1,543
Florida	843	22.8%	226,253	23.6%	268	88.4%	1,859	1,448
Georgia	757	20.5%	178,359	18.6%	236	71.4%	1,797	1,769
Indiana	120	3.2%	26,468	2.8%	221	88.3%	1,602	1,625
Mississippi	101	2.7%	16,859	1.8%	167	87.0%	1,565	1,658
Missouri	360	9.7%	70,689	7.4%	196	68.2%	1,546	1,468
Nevada	109	2.9%	36,151	3.8%	332	85.3%	1,852	1,456
North Carolina	441	11.9%	128,557	13.4%	292	82.2%	1,736	1,539
Oklahoma	56	1.5%	12,042	1.3%	215	55.4%	1,535	1,630
Tennessee	88	2.4%	29,404	3.1%	334	87.5%	1,887	1,500
Texas	571	15.4%	155,499	16.2%	272	88.1%	1,904	1,811
Other U.S.	3	0.1%	769	0.1%	257	66.7%	1,730	1,585
Total/Weighted Average	3,698	100.0%	$959,448	100.0%	$259	80.7%	$1,783	1,606

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

We currently finance construction, renovation and bridge loans using a warehouse credit facility and revolving securitization structures.

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.8% to 9.3%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2022, the average commitment size of our loans was $1.7 million and the weighted average remaining term to contractual maturity of our loans was 8.9 months.

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

As of September 30, 2022, we have loans in 32 states with the majority of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the three months ended September 30, 2022 (dollars in thousands):

Loans originated	$623,945
Loans repaid(A)	$340,186
Number of loans originated	457
Unpaid principal balance	$1,919,913
Total commitment	$2,718,595
Average total commitment	$1,711
Weighted average contractual interest(B)	8.4%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of September 30, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	606	38.1%	$1,607,287	59.1%	77.2% / 66.1%
Bridge	548	34.5%	764,768	28.1%	76.4%
Renovation	435	27.4%	346,540	12.8%	78.1% / 66.4%
Total	1,589	100.0%	$2,718,595	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of September 30, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	708	44.6%	$1,532,735	56.4%
Washington	150	9.4%	269,927	9.9%
New York	42	2.6%	161,861	6.0%
Other U.S.	689	43.4%	754,072	27.7%
Total	1,589	100.0%	$2,718,595	100.0%

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

At September 30, 2022, we recorded a net deferred tax liability of $738.2 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held within taxable entities.

For the three and nine months ended September 30, 2022, we recognized deferred tax expense of $22.1 million and $297.5 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments, offset partially by the allocation of the termination payment to taxable entities.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Our critical accounting policies as of September 30, 2022, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our annual report on Form 10-K for the year ended December 31, 2021.

The mortgage and financial industries are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. In addition, the ultimate duration and impact of the COVID-19 pandemic, and to a lesser extent the ongoing war in Ukraine, and response thereto remain uncertain. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2022; however, uncertainty over the current macroeconomic conditions, ultimate impact COVID-19, and the Russian invasion of Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2022 inherently less certain than they would be absent the current and potential impacts of the worsening economy, COVID-19, and the war in Ukraine. Actual results may materially differ from those estimates.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

In the second half of 2021, we completed two acquisitions, Caliber Home Loans, Inc. and Genesis Capital, LLC. As a result of these acquisitions, operating revenues and expenses increased during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended September 30, 2022 compared to the three months ended June 30, 2022 and the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands). Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$453,163	$469,478	$1,379,041	$1,095,353	$(16,315)	$283,688
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(141,616), $(180,265), $(522,206) and $(924,766), respectively)	(17,178)	336,563	894,778	(421,332)	(353,741)	1,316,110
Servicing revenue, net	435,985	806,041	2,273,819	674,021	(370,056)	1,599,798
Interest income	273,379	211,648	710,440	593,342	61,731	117,098
Gain on originated residential mortgage loans, held-for-sale, net	203,479	304,791	980,266	1,257,094	(101,312)	(276,828)
	912,843	1,322,480	3,964,525	2,524,457	(409,637)	1,440,068
Expenses
Interest expense and warehouse line fees	218,089	150,829	507,751	355,372	67,260	152,379
General and administrative	214,624	225,271	686,133	574,166	(10,647)	111,967
Compensation and benefits	290,984	339,658	1,023,261	717,919	(48,674)	305,342
Management fee to affiliate	—	20,985	46,174	70,154	(20,985)	(23,980)
Termination fee to affiliate	—	400,000	400,000	—	(400,000)	400,000
	723,697	1,136,743	2,663,319	1,717,611	(413,046)	945,708
Other Income (Loss)
Change in fair value of investments, net	968,340	(234,040)	587,181	1,224	1,202,380	585,957
Gain (loss) on settlement of investments, net	(1,004,454)	94,936	(848,334)	(188,919)	(1,099,390)	(659,415)
Other income (loss), net	23,242	59,388	134,962	127,333	(36,146)	7,629
	(12,872)	(79,716)	(126,191)	(60,362)	66,844	(65,829)
Income Before Income Taxes	176,274	106,021	1,175,015	746,484	70,253	428,531
Income tax expense (benefit)	22,084	72,690	297,563	128,741	(50,606)	168,822
Net Income	$154,190	$33,331	$877,452	$617,743	$120,859	$259,709
Noncontrolling interests in income (loss) of consolidated subsidiaries	7,307	14,182	27,098	28,448	(6,875)	(1,350)
Dividends on preferred stock	22,427	22,427	67,315	44,249	—	23,066
Net Income (Loss) Attributable to Common Stockholders	$124,456	$(3,278)	$783,039	$545,046	$127,734	$237,993

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$419,793	$434,789	$1,276,137	$996,465	$(14,996)	$279,672
Ancillary and other fees	33,370	34,689	102,904	98,888	(1,319)	4,016
Servicing fee revenue and fees	453,163	469,478	1,379,041	1,095,353	(16,315)	283,688
Change in fair value due to:
Realization of cash flows	(141,616)	(180,265)	(522,206)	(924,766)	38,649	402,560
Change in valuation inputs and assumptions(A)	143,175	514,955	1,503,167	573,213	(371,780)	929,954
Change in fair value of derivative instruments	(18,505)	—	(11,316)	(41,564)	(18,505)	30,248
(Gain) loss realized	1,995	1,873	4,174	(17,088)	122	21,262
Gain (loss) on settlement of derivative instruments	(2,227)	—	(79,041)	(11,127)	(2,227)	(67,914)
Servicing revenue, net	$435,985	$806,041	$2,273,819	$674,021	$(370,056)	$1,599,798
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Changes in interest and prepayment rates	$528,576	$749,624	$2,235,718	$454,521	$(221,048)	$1,781,197
Changes in discount rates	(277,707)	(65,729)	(408,753)	113,305	(211,978)	(522,058)
Changes in other factors	(107,694)	(168,940)	(323,798)	5,387	61,246	(329,185)
Change in valuation and assumptions	$143,175	$514,955	$1,503,167	$573,213	$(371,780)	$929,954

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2022	June 30, 2022	September 30, 2021	QoQ Change	YoY Change
GSE	$369,057	$374,752	$374,946	$(5,695)	$(5,889)
Non-Agency	55,380	57,260	68,904	(1,880)	(13,524)
Ginnie Mae	119,741	116,083	105,975	3,658	13,766
Total	$544,178	$548,095	$549,825	$(3,917)	$(5,647)

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Servicing revenue, net decreased $370.1 million, primarily due to a $371.8 million net decrease in mark-to-market adjustments on our MSR portfolio, driven by a smaller increase in interest rates quarter-over-quarter and an increase in discount rates, partially offset by slower prepays. Servicing revenue and fees decreased $16.3 million as a result of a decline in UPB quarter-over-quarter. Weighted average servicing revenues and fees were approximately 31 bps for both quarters ended September 30, 2022 and June 30, 2022.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Servicing revenue, net increased $1,599.8 million, primarily driven by a $930.0 million net increase in mark-to-market adjustments on our MSR portfolio, driven by changes in assumptions related to slower prepayment rates and higher estimated custodial earnings due to an increase in projected forward interest rates, partially offset by higher discount rates. Servicing revenue and fees increased $283.7 million year over year as a result of an increase in UPB attributable to the inclusion of Caliber results.

Interest Income

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Interest income increased $61.7 million quarter over quarter, primarily driven by net purchases of higher coupon Agency securities and float income earned on custodial accounts associated with our MSRs.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Interest income increased $117.1 million year over year, primarily driven by higher interest rates during the period, including higher float income earned on custodial accounts associated with our MSRs, and the inclusion of results from the Caliber and Genesis acquisitions during the second half of 2021.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Direct to Consumer	3.47%	5.10%	3.59%	4.02%
Retail / Joint Venture	3.64%	3.36%	3.18%	4.02%
Wholesale	1.20%	1.24%	1.05%	1.21%
Correspondent	0.45%	0.39%	0.28%	0.30%
	1.71%	1.95%	1.69%	1.47%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$1,063	$2,164	$7,654	$18,502	$(1,101)	$(10,848)
Retail / Joint Venture	4,284	6,103	16,791	7,613	(1,819)	9,178
Wholesale	1,811	3,197	9,656	9,561	(1,386)	95
Correspondent	6,651	7,591	25,643	49,491	(940)	(23,848)
Total Production by Channel	$13,809	$19,055	$59,744	$85,167	$(5,246)	$(25,423)

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Gain on originated residential mortgage loans, held-for-sale, net decreased $101.3 million, primarily driven by a reduction in volumes attributable to an increase in interest rates during the quarter. Gain on sale margin for the three months ended September 30, 2022 was 1.71%, 24 bps lower than 1.95% for the prior quarter, with the decrease primarily driven by channel mix (refer to the tables above). For the three months ended September 30, 2022, funded loan origination volume was $13.8 billion, down from $19.1 billion in the prior quarter as production in all four channels continued to move towards comparable historical levels after unprecedented purchase and refinance volume in the previous year. Purchase originations comprised 83% of all funded loans for the three months ended September 30, 2022 compared to 75% for the three months ended June 30, 2022.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Gain on originated residential mortgage loans, held-for-sale, net decreased $276.8 million, primarily driven by a reduction in the pull through adjusted lock volume attributable to an increase in interest rates during the year, partially offset by the inclusion of the Caliber acquisition since August 2021. Gain on sale margin for the nine months ended September 30, 2022 was 1.69%, 22 bps higher than 1.47% for the prior year. For the nine months ended September 30, 2022, loan origination volume was $85.2 billion, up from $59.7 billion in the prior year, primarily driven by the inclusion of Caliber results for 2022. We expect production in all four channels to continue to move towards comparable historical levels given the elevated interest rate environment.

Interest Expense and Warehouse Line Fees

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Interest expense and warehouse line fees increased $67.3 million quarter over quarter, primarily due to an increase in interest rates during the quarter, partially offset by lower loan funding on our secured financing warehouse lines.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Interest expense and warehouse line fees increased by $152.4 million year over year, primarily due the inclusion of the Caliber and Genesis acquisitions and higher interest expense attributable to an increase in interest rates during 2022.

General and Administrative

General and Administrative expenses consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Legal and professional	$16,310	$20,822	$65,718	$66,225	$(4,512)	$(507)
Loan origination	16,991	35,015	91,907	137,642	(18,024)	(45,735)
Occupancy	29,916	28,886	88,579	39,183	1,030	49,396
Subservicing	37,899	41,987	126,694	161,521	(4,088)	(34,827)
Loan servicing	3,371	4,866	13,541	13,282	(1,495)	259
Property and maintenance	24,698	22,108	70,409	47,216	2,590	23,193
Other	85,439	71,587	229,285	109,097	13,852	120,188
Total	$214,624	$225,271	$686,133	$574,166	$(10,647)	$111,967

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

General and administrative expenses decreased $10.6 million quarter over quarter, primarily driven by a reduction in headcount within our Origination segment associated with a decrease in loan production, and lower legal and professional fees attributable to fewer securitizations during the current quarter, partially offset by $14 million of lease termination fees and $12 million of write-off related to software and contract termination fees.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

General and administrative expenses increased $112.0 million year over year, primarily driven by the Caliber acquisition. The reduction in loan origination and subservicing expenses of $45.7 million and $34.8 million, respectively, reflects the decrease in loan production commensurate with an increase in interest rates during 2022.

Compensation and Benefits

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Compensation and benefits expense decreased $48.7 million quarter over quarter, primarily due to lower headcount within our Origination segment commensurate with aligning our expense base to a lower production environment, partially offset by $16 million of severance expense related to the reduction in headcount primarily at the Mortgage Company. We incurred $7.5 million of compensation expenses during the quarter in lieu of the $25 million quarterly management fees incurred prior to the Internalization, which previously covered employee compensation, occupancy expense, and other administrative and managerial services. See Note 1 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Compensation and benefits expense increased $305.3 million year over year, primarily due to the Caliber and Genesis acquisitions, initially adding over 7,000 in aggregate headcount.

Termination Fee to Affiliate

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

The decrease in the termination fee to affiliate of $400.0 million for three months ended September 30, 2022 relates to the Internalization effective June 17, 2022. See Notes 1, 23 and 25 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

The increase in the termination fee to affiliate of $400.0 million for the nine months ended September 30, 2022 relates to the Internalization effective June 17, 2022. Notes 1, 23 and 25 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Change in Fair Value of Investments, Net

Change in Fair Value of Investments, Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Excess MSRs	$(3,857)	$1,066	$(5,421)	$(13,666)	$(4,923)	$8,245
Excess MSRs, equity method investees	(3,823)	156	(1,964)	1,421	(3,979)	(3,385)
Servicer advance investments	(1,031)	(1,314)	(2,828)	(6,535)	283	3,707
Real estate and other securities(A)	572,799	(379,656)	(412,152)	(336,009)	952,455	(76,143)
Residential mortgage loans	(41,799)	(25,477)	(174,196)	154,984	(16,322)	(329,180)
Consumer loans	(5,845)	(7,196)	(26,774)	(13,338)	1,351	(13,436)
Mortgage loans receivable	—	(5,542)	—	—	5,542	—
Derivative instruments	451,896	183,923	1,210,516	214,367	267,973	996,149
Total change in fair value of investments, net	$968,340	$(234,040)	$587,181	$1,224	$1,202,380	$585,957

Change in Fair Value of Real Estate and Other Securities

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Change in fair value of real estate securities primarily reflects the continued shift of our Agency RMBS portfolio toward higher coupon securities, resulting in the reclassification of $949.2 million of unrealized losses for securities sold during the three months ended September 30, 2022, partially offset by $376.5 million of negative mark to market adjustments on securities still held at September 30, 2022.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Change in fair value of real estate securities was primarily driven by unfavorable changes in the fair value of Agency securities attributable to an increase in interest rates during the year.

Change in Fair Value of Residential Mortgage Loans

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Change in fair value of residential mortgage loans was primarily due to unfavorable changes in valuation inputs and assumptions including increased discount rates attributable to an increase in interest rates during the quarter.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Change in fair value of residential mortgage loans was primarily due to unfavorable changes in valuation inputs and assumptions largely attributable to an increase in interest rates during the year and decreases in loan pricing in the market.

Change in Fair Value of Derivative Instruments

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Change in fair value of derivative instruments was primarily driven by interest rate swaps used as economic hedges within our investment portfolio. The current outstanding swap positions are fixed payors; higher interest rates during the quarter resulted in favorable mark to market adjustments.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Change in fair value of derivative instruments was primarily driven by interest rate swaps used as economic hedges within our investment portfolio. The current outstanding swap positions are fixed payors; higher interest rates during the year resulted in favorable mark to market adjustments.

Gain (Loss) on Settlement of Investments, Net

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Sale of real estate securities	$(1,021,850)	$(118,079)	$(1,141,486)	$(89,500)	$(903,771)	$(1,051,986)
Sale of acquired residential mortgage loans	6,592	(1,798)	55,213	116,404	8,390	(61,191)
Settlement of derivatives	12,722	232,470	292,667	(152,913)	(219,748)	445,580
Liquidated residential mortgage loans	677	(14,551)	(43,806)	(5,868)	15,228	(37,938)
Sale of REO	(780)	(1,268)	(4,138)	(3,814)	488	(324)
Extinguishment of debt	—	—	—	83	—	(83)
Other	(1,815)	(1,838)	(6,784)	(53,311)	23	46,527
	$(1,004,454)	$94,936	$(848,334)	$(188,919)	$(1,099,390)	$(659,415)

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Loss on settlement of investment, net was driven by the sale of Agency securities that were in an unrealized loss position at the date of sale. The sales resulted in net realized losses of $1.0 billion offset by the reclassification of net unrealized losses of

$949.2 million related to securities sold during the quarter, and favorable changes of $315 million attributable to interest rate swaps.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Gain on settlement of investments, net was driven by loss on sales of real estate securities of $1,141.5 million attributable to the sales of Agency securities during the third quarter, offset by gain on settlement of derivatives of $292.7 million largely attributable to the settlement of TBAs.

Other Income (Loss), Net

Other Income (Loss), Net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021	QoQ Change	YoY Change
Unrealized gain (loss) on secured notes and bonds payable	$15,128	$27,957	$50,279	$5,245	$(12,829)	$45,034
Rental revenue	16,937	12,272	37,339	39,094	4,665	(1,755)
Property and maintenance revenue	34,520	32,035	100,860	73,765	2,485	27,095
(Provision) reversal for credit losses on securities	(2,812)	(2,174)	(5,697)	5,020	(638)	(10,717)
Valuation and credit loss (provision) reversal on loans and real estate owned	(3,932)	(1,614)	(8,575)	42,617	(2,318)	(51,192)
Other income (loss)	(36,599)	(9,088)	(39,244)	(38,408)	(27,511)	(836)
	$23,242	$59,388	$134,962	$127,333	$(36,146)	$7,629

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Other income decreased $36.1 million, primarily due to a write down of our private note with Covius and increased reserve for expected loan repurchases.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Other income increased $7.6 million, reflecting an increase of $27.1 million in property and maintenance revenue at Guardian Asset Management, lower servicing provisions for servicing losses, and decreased write-offs of receivables. These items were partially offset by the change in provision for credit losses on loans and securities during 2022.

Income Tax Expense

Three months ended September 30, 2022 compared to the three months ended June 30, 2022.

Income tax expense decreased $50.6 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Income tax expense increased $168.8 million, primarily driven by changes in the fair value of MSRs, loans, and swaps held within taxable entities, partially offset by the deduction for the termination fee to affiliate.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. The Company’s total cash and cash equivalents at September 30, 2022 was $1,420.0 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez, and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2022, approximately $1,003.6 million of our cash and cash equivalents were held at NRM, Newrez, and Caliber, of which $832.4 million were in excess of regulatory liquidity requirements. NRM, Newrez, and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2022, we had outstanding secured financing agreements with an aggregate face amount of approximately $13.7 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.8 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

The use of TBA dollar roll transactions generally increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repo financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repo funded transactions offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

While market volatility attributable to COVID-19 has subsided, it is possible that volatility may increase again due to the continued uncertainty brought about by evolving variants of COVID-19. Consequently, our lenders may become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our secured financing agreements will be directly related to our lenders’ valuation of our assets that cover the outstanding borrowings.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The corporate minimum tax is effective for tax years beginning after December 31, 2022. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective on stock repurchases after December 31, 2022. While we continue to evaluate the impact the Inflation Reduction Act on our consolidated financial statements, we currently do not expect a material impact on our results, financial position, or cash flows.

On August 17, 2022, the FHFA and Ginnie Mae released updated capital and liquidity standard for loan sellers and servicers. In regards to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards will become effective on September 30, 2023. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	September 30, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$3,743,336	$3,741,373	Oct-22 to Sep-25	3.96%	0.6	$4,454,467	$4,260,857	$4,112,852	21.4	$10,296,812
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,077,413	1,077,413	Feb-23 to Dec-23	5.65%	1.0	1,283,193	1,283,193	1,283,193	0.7	1,252,660
Agency RMBS(D)	8,224,352	8,224,352	Oct-22 to Jan-23	2.75%	0.0	8,598,313	8,582,299	8,482,906	9.9	8,386,538
Non-Agency RMBS(E)	612,109	612,109	Oct-22 to Dec-23	5.11%	0.9	14,626,707	930,056	926,339	5.1	656,874
Total Secured Financing Agreements	13,657,210	13,655,247		3.42%	0.3					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(G)	228,497	228,497	Aug-25	3.74%	2.9	70,067,350	263,278	315,966	5.9	237,835
MSRs(H)	4,574,995	4,566,704	Mar-23 to Dec-26	4.91%	2.4	536,226,491	6,764,622	8,839,634	7.1	4,234,771
Servicer Advance Investments(I)	318,590	317,752	Dec-22 to Mar-24	1.23%	0.3	334,818	358,225	371,418	7.8	355,722
Servicer Advances(I)	2,127,691	2,123,593	Oct-22 to Nov-26	3.16%	1.0	2,525,729	2,522,246	2,522,246	0.7	2,355,969
Residential Mortgage Loans(J)	771,748	771,285	May-24 to Jul-43	2.17%	2.1	789,890	799,997	799,997	28.2	802,526
Consumer Loans(K)	355,211	320,001	Sep-37	2.07%	3.3	353,127	365,989	393,567	3.3	458,580
SFR Properties	863,029	813,915	Mar-23 to Sep-27	3.60%	4.2	N/A	941,715	941,715	N/A	199,407
Mortgage Loans Receivable	524,062	511,917	Jul-26 to Dec-26	5.17%	4.1	576,851	576,851	576,851	0.6	—
Total Secured Notes and Bonds Payable	9,763,823	9,653,664		3.96%	2.3					8,644,810
Total/ Weighted Average	$23,421,033	$23,308,911		3.65%	1.1					$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $54.0 million of associated accrued interest payable as of September 30, 2022.
(D)All fixed interest rates.
(E)All LIBOR-based floating interest rates.
(F)Includes $217.6 million which bear interest at a fixed rate of 4.0% with the remaining having LIBOR-based floating interest rates.
(G)Includes $228.5 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.7 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.5%; and $1.9 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
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
(J)Represents (i) $21.8 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.8%, and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $302.2 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $13.7 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2022
	Outstanding Balance at September 30, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,224,352	$8,364,703	$13,403,573	1.05%
Non-Agency RMBS	612,109	634,740	1,029,016	3.46%
Residential mortgage loans	3,398,172	5,578,070	11,681,187	2.62%
Secured Notes and Bonds Payable
MSRs	1,077,000	754,692	1,077,000	4.24%
Servicer Advances	1,902,189	959,324	1,987,002	2.36%
SFR Properties	133,790	150,396	177,494	2.75%
Total/weighted average	$15,347,612	$16,441,925	$29,355,272	1.89%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Secured Financing Agreements
Agency RMBS	$8,200,636	$7,886,950	$9,015,478	$8,789,698
Non-Agency RMBS	613,057	266,365	646,092	711,931
Residential mortgage loans and REO	3,610,003	5,274,925	7,481,741	8,502,746
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

Maturities

Our debt obligations as of September 30, 2022, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2022	$500,000	$9,114,790	$9,614,790
2023	1,307,040	5,503,195	6,810,235
2024	1,207,484	1,325,350	2,532,834
2025	—	1,810,739	1,810,739
2026	324,062	1,772,173	2,096,235
2027 and thereafter	1,106,200	—	1,106,200
	$4,444,786	$19,526,247	$23,971,033
(A)Includes secured notes and bonds payable of $4.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $13.7 billion and $5.9 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.0% and 34%, respectively, and for residential mortgage loans and SFR Properties was 9% during the nine months ended September 30, 2022.

Borrowing Capacity

The following table summarizes our borrowing capacity as of September 30, 2022 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,414,545	$2,152,331	$3,262,214
Loan origination	14,509,009	2,668,419	11,840,590
Secured Notes and Bonds Payable
Excess MSRs	286,380	228,497	57,883
MSRs	5,503,838	4,574,995	928,843
Servicer advances	4,183,491	2,446,280	1,737,211
Residential mortgage loans	290,715	224,503	66,212
	$30,187,978	$12,295,025	$17,892,953
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of September 30, 2022.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2022	December 31, 2021	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2022	2021	2022	2021
Series A, 7.50% issued July 2019(C)	6,210	6,210	$155,250	3.15%	$150,026	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,300	11,300	282,500	3.15%	273,418	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	15,928	16,100	398,209	3.15%	385,734	0.40	0.40	1.20	1.20
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.28	1.31	0.28
Total	52,038	52,210	$1,300,959		$1,258,667	$1.76	$1.60	$5.26	$4.23
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

In December 2021, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2022. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. During the nine months ended September 30, 2022, we repurchased approximately $3.8 million of Preferred Series C at a weighted average price of $22.20 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2022 under the ATM Program.

The following table summarizes outstanding options as of September 30, 2022:

Held by the Former Manager	21,471,990
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	—
Issued to the independent directors	6,000
Total	21,477,990

As of September 30, 2022, our outstanding options had a weighted average exercise price of $13.83.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2021	April 2021	$0.20
June 30, 2021	July 2021	0.20
September 30, 2021	October 2021	0.25
December 31, 2021	January 2022	0.25
March 31, 2022	April 2022	0.25
June 30, 2022	July 2022	0.25
September 30, 2022	October 2022	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents, and restricted cash for the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
Beginning of period — cash, cash equivalents, and restricted cash	$1,528,442	$1,080,473	$447,969

Net cash provided by (used in) operating activities	6,731,911	(686,495)	7,418,406
Net cash provided by (used in) investing activities	(854,575)	2,807,043	(3,661,618)
Net cash provided by (used in) financing activities	(5,456,203)	(1,639,598)	(3,816,605)

Net increase (decrease) in cash, cash equivalents, and restricted cash	421,133	480,950	(59,817)

End of period — cash, cash equivalents, and restricted cash	$1,949,575	$1,561,423	$388,152

Operating Activities

Net cash provided by (used in) operating activities were approximately $6.7 billion and $(0.7) billion for the nine months ended September 30, 2022 and 2021, respectively. Operating cash inflows for the nine months ended September 30, 2022 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received, and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations, termination fee paid to the Former Manager, and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(0.9) billion and $2.8 billion for the nine months ended September 30, 2022 and 2021, respectively. Investing activities for the nine months ended September 30, 2022 primarily consisted of cash paid for SFR properties, real estate securities, and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(5.5) billion and $(1.6) billion for the nine months ended September 30, 2022 and 2021, respectively. Financing activities for the nine months ended September 30, 2022 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of September 30, 2022, there was $12.1 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold MBS up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. In a TBA dollar roll transaction, we do not intend to take physical delivery of the underlying agency MBS and will generally enter into an offsetting position and net settle the paired-off positions in cash. However, under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted.

As of September 30, 2022, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2022 included all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2022:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 25 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2022, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $223.5 million of unfunded and available revolving credit privileges as of September 30, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $798.7 million of additional advances on existing mortgage loans as of September 30, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

	September 30, 2022	December 31, 2021
Interest rate change (bps)	Estimated Change in Fair Value (in millions)
+50bps	+148.7	+488.5
+25bps	+75.9	+253.6
-25bps	-75.9	-253.6
-50bps	-168.6	-519.8

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

	September 30, 2022	December 31, 2021
Mortgage basis change (bps)	Estimated Change in Fair Value (in millions)
+20bps	-23.0	+145.4
+10bps	-10.9	+76.5
-10bps	+10.9	-76.5
-20bps	+15.1	-157.9

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of September 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2022	$6,018,491
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,460,265	$6,231,839	$5,818,908	$5,631,834
Change in estimated fair value:
Amount	$441,774	$213,348	$(199,583)	$(386,657)
Percentage	7.3%	3.5%	(3.3)%	(6.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,302,824	$6,153,829	$5,903,472	$5,793,914
Change in estimated fair value:
Amount	$284,333	$135,338	$(115,019)	$(224,577)
Percentage	4.7%	2.2%	(1.9)%	(3.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,109,366	$6,067,908	$5,961,616	$5,897,632
Change in estimated fair value:
Amount	$90,875	$49,417	$(56,875)	$(120,859)
Percentage	1.5%	0.8%	(0.9)%	(2.0)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,968,862	$5,993,680	$6,043,319	$6,068,139
Change in estimated fair value:
Amount	$(49,629)	$(24,811)	$24,828	$49,648
Percentage	(0.8)%	(0.4)%	0.4%	0.8%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2022	$810,719
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$865,910	$837,484	$785,487	$761,673
Change in estimated fair value:
Amount	$55,191	$26,765	$(25,232)	$(49,046)
Percentage	6.8%	3.3%	(3.1)%	(6.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$838,285	$823,283	$800,767	$790,223
Change in estimated fair value:
Amount	$27,566	$12,564	$(9,952)	$(20,496)
Percentage	3.4%	1.5%	(1.2)%	(2.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$833,608	$822,786	$797,514	$783,296
Change in estimated fair value:
Amount	$22,889	$12,067	$(13,205)	$(27,423)
Percentage	2.8%	1.5%	(1.6)%	(3.4)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$802,512	$806,614	$814,820	$818,923
Change in estimated fair value:
Amount	$(8,207)	$(4,105)	$4,101	$8,204
Percentage	(1.0)%	(0.5)%	0.5%	1.0%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2022 given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate (dollars in thousands):

Fair value at September 30, 2022	$2,065,864
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,225,515	$2,142,759	$1,994,260	$1,927,443
Change in estimated fair value:
Amount	$159,651	$76,895	$(71,604)	$(138,421)
Percentage	7.7%	3.7%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,174,432	$2,117,376	$2,018,436	$1,974,376
Change in estimated fair value:
Amount	$108,568	$51,512	$(47,428)	$(91,488)
Percentage	5.3%	2.5%	(2.3)%	(4.4)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,233,752	$2,154,161	$1,970,145	$1,868,380
Change in estimated fair value:
Amount	$167,888	$88,297	$(95,719)	$(197,484)
Percentage	8.1%	4.3%	(4.6)%	(9.6)%

Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,040,861	$2,053,362	$2,078,372	$2,090,877
Change in estimated fair value:
Amount	$(25,003)	$(12,502)	$12,508	$25,013
Percentage	(1.2)%	(0.6)%	0.6%	1.2%

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

Until recently, the Federal Reserve maintained interest rates close to zero in response to COVID-19 pandemic concerns. In 2022, however, in response to the inflationary pressures in part caused by the pandemic, the Federal Reserve has rapidly raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates have resulted in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

Significant and widespread decreases in the fair values of our assets could result in the potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets and could also cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities, could cause these facilities to become unavailable for future financing, and could trigger cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties would negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at expected levels or at all.

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

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of our investments, including interests in MSRs, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. The significant dislocation in the financial markets due to COVID-19 caused, among other things, a sharp decrease in interest rates in 2020 and 2021. In 2022, however, in response to the inflationary pressures in part caused by the pandemic, the Federal Reserve has rapidly raised interest rates and indicated it anticipates further interest rate increases. Prepayment rates could increase as a result of a general economic recovery or other factors, which would reduce the value of our interests in MSRs.

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

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio. As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of September 30, 2022, Rithm Capital holds approximately $1.9 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•the uncertainty and economic impact of the COVID-19 pandemic, including liquidity, supply-demand imbalances exacerbated by Russia’s war against Ukraine, impact on the value of assets and availability of financing;
•interest rates, including increases thereof, and credit spreads;
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

As of September 30, 2022, 24.9% and 17.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.4% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. In addition, certain states continued to report increasing rates of COVID-19 infections. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors may impair borrowers’ abilities to repay their loans, including, among other things, changes in the borrower’s employment status, changes in national, regional or local economic conditions, changes in interest rates or the availability of credit on favorable terms, changes in regional or local real estate values, changes in regional or local rental rates and changes in real estate taxes. The impact of the COVID-19 pandemic, rapidly rising interest rates and/or economic downturns may impair borrowers’ ability to repay their loans, particularly if the impact were to be sustained.

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

Real estate and other securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. The significant dislocation in the financial markets due to COVID-19 and supply-demand imbalances exacerbated by Russia’s war against Ukraine has caused, among other things, credit spread widening.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. As of September 30, 2022, 39.7% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 60.3% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We are subject to risks related to uncertainty regarding LIBOR, which is in the process of being phased out. The publication of USD LIBOR for certain tenors and all non-USD LIBOR tenors ceased after December 31, 2021 (other than certain sterling and Japanese yen settings being published on a synthetic temporary basis). Banks reporting information used to set USD LIBOR for all other tenors are currently expected to stop doing so after June 30, 2023, although the ICE Benchmark Administration, the administrator of LIBOR, may discontinue or modify LIBOR prior to that date.

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. For example, SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. We cannot predict the consequences and timing of these developments or other market regulatory changes related to the phase-

out or LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. Moreover, our hedging strategy may reduce our liquidity position by causing us to take certain actions, such as taking physical delivery of the underlying securities and funding those assets with cash or other financing sources if it were to become uneconomical to roll our TBA contracts into future months. The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See “—Risks Related to Our Taxation as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively.”

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

Certain of Caliber’s material vendors currently have operations located in India, which is subject to relatively higher political and social instability than the United States and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics, including, for example, a resurgence in COVID-19 cases. The political or regulatory climate in the United States, or elsewhere, also could change so that it would not be lawful or practical for us to use vendors with international operations in the manner in which we currently use them. If Caliber could no longer utilize vendors operating in India or if those vendors were required to transfer some or all of their operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

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

In December 2021, we completed the acquisition of Genesis from affiliates Goldman Sachs as well as an associated portfolio of loans originated by Genesis. The Genesis Acquisition and the Genesis business are subject to a number of risks including, but not limited to, the following:

•Integration Risk: While Genesis generally operates as an independent subsidiary, the success of the acquisition will depend, in part, on our ability to continue to operate and grow the business while integrating Genesis into certain aspects of our business. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

•Key Personnel: Genesis is dependent on the experience and industry knowledge of its management personnel and other key employees. Our success after the completion of the Genesis acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees. While Genesis entered into employment agreements with certain key employees, no assurance can be given that Genesis will continue to attract, motivate or retain management personnel and other key employees.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values, as was the case in 2008. The COVID-19 pandemic has had and could continue to have an adverse impact on economic and market conditions and could result in a prolonged period of economic slowdown. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, in a weakening real estate economy. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM, Newrez and Caliber are currently licensed or otherwise eligible to hold MSRs in each applicable state. As a licensee in such states, NRM, Newrez or Caliber may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM, Newrez or Caliber licenses by applicable state regulatory authorities, which could in turn result in NRM, Newrez or Caliber becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

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

The Federal Reserve announced in November 2008 a program of large-scale purchases of Agency RMBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency RMBS purchased through the programs established by the U.S. Treasury and the Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency RMBS that we seek to acquire during the remaining term of these portfolios.

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

Under the Tax Cuts and Jobs Act (“TCJA”) enacted in 2017, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2022, Rithm Capital issued 6.9 million shares of common stock on the partial cashless exercise by a warrant holder related to the 2020 Warrants. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

November 3, 2022

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 3, 2022