Form 10-K
period 2022-12-31
Rithm Capital Corp.
filed 2023-02-17
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 (computed based on the closing price on such date as reported on the NYSE) was: $4.3 billion.
Common stock, $0.01 par value per share: 473,730,400 shares outstanding as of February 10, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

•our ability to successfully operate our business strategies and generate sufficient revenue;
•reductions in the value of, cash flows received from, or liquidity surrounding, our investments, which are based on various assumptions that could differ materially from actual results;
•changes in general economic conditions, in our industry and in the commercial finance and real estate markets, including the impact on the value of our assets or the performance of our investments;
•risks relating to the Company realizing some or all of the targeted benefits of internalizing the Company’s management functions;
•our reliance on and counterparty concentration and default risks in, the servicers and subservicers we engage (“Servicing Partners”) and other third parties;
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable laws, regulations and other requirements, significant increases in delinquencies for the loans, compliance with the terms of related servicing agreements, financing related servicer advances and the origination business, expenses related to servicing high risk loans, unrecovered or delayed recovery of servicing advances, foreclosure rates, servicer ratings and termination of government mortgage refinancing programs;
•competition within the finance and real estate industries;
•interest rate fluctuations and shifts in the yield curve;
•impairments in the value of the collateral underlying our investments and the relation of any such impairments to the value of our securities or loans;
•changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•the impact that risks associated with subprime mortgage loans and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, RMBS (as defined below), residential mortgage loans and consumer loan portfolios;
•the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advance receivables, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;
•changes in prepayment rates on the loans underlying certain of our assets, including, but not limited to, our MSRs or Excess MSRs, as well as the risk that projected recapture rates on the loan pools underlying our MSRs or Excess MSRs are not achieved;
•servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs;
i

•cybersecurity incidents and technology disruptions or failures;
•our dependence on counterparties and vendors to provide certain services and the related exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
•the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), as well as other federal, state and local governmental and regulatory authorities and enforcement of such regulations;
•seasonal fluctuations in rental demand and downturns in our markets or in the single-family rental properties sector;
•significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family rental properties on favorable terms;
•a significant portion of our costs and expenses are fixed, including increasing property taxes, HOA fees and insurance costs and we may not be able to adapt our costs structure to offset declines in our revenue;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a REIT (as defined below) for U.S. federal income tax purposes and limits on our operations from maintaining REIT status;
•potential limitations on our operations if we are required to register as an investment adviser under the Investment Advisers Act of 1940;
•the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by Fannie Mae, Freddie Mac, Ginnie Mae or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margins;
•risks associated with our indebtedness, including our senior unsecured notes and related restrictive covenants and non-recourse long-term financing structures;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, whether prompted by adverse changes in financing markets or otherwise;
•our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change and pandemics;
•impact from any of our future acquisitions and our ability to successfully integrate the acquired assets and assumed liabilities;
•the impact of current or future legal proceedings and regulatory investigations and inquiries involving us, our Servicing Partners or other business partners;
•adverse market, regulatory or interest rate environments or our issuance of debt or equity, any of which may negatively affect the market price of our common stock;
•our ability to pay distributions on our common stock; and
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the exercise of common stock purchase warrants outstanding.
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under “Risk Factors.” We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Company Overview

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” “the Company,” “we,” “us,” or “our”) is an investment manager that operates a vertically integrated mortgage platform and invests in real estate and related opportunities. We are structured as an internally managed real estate investment trust (“REIT”) for U.S. federal income tax purposes.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services to customers, servicers and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. For more information about our investment guidelines, see “—Investment Guidelines.”

Our portfolio is currently composed of mortgage servicing rights, mortgage origination and servicing companies (including ancillary mortgage services businesses), residential mortgage-backed securities, single-family rental properties, mortgage loans, consumer loans and other opportunistic investments. We conduct our business through the following segments: Origination, Servicing, MSR Related Investments, Residential Securities, Properties and Loans, Consumer Loans and Mortgage Loans Receivable.

For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” For information concerning current market trends which impact our portfolio, see “—The Residential Real Estate Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011).

Through June 16, 2022, we were externally managed and advised by FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). On June 17, 2022, we entered into an Internalization Agreement with the Former Manager (the “Internalization Agreement”), pursuant to which the management agreement with the Former Manager (the “Management Agreement”) was terminated effective June 17, 2022 (the “Effective Date”), except that certain indemnification and other obligations survive, and we internalized our management functions in accordance with the Internalization Agreement (such transactions, the “Internalization”). As a result of the Internalization, we ceased to be externally managed, and following the Internalization we operate as an internally managed REIT. In connection with the termination of the Management Agreement, we agreed to pay the Former Manager $400.0 million (subject to certain adjustments). Following the Internalization, we no longer pay a management or incentive fee to the Former Manager. In August 2022, the Company changed its name to Rithm Capital Corp. from New Residential Investment Corp. (“New Residential” or “NRZ”) and the Company’s ticker symbol on the New York Stock Exchange changed to “RITM” from “NRZ”. In addition, the Company changed its principal place of business and corporate headquarters to 799 Broadway, 8th Floor, New York, NY 10003 from 1345 Avenue of the Americas, 45th Floor, New York, NY 10105.

The Residential Real Estate Market

Mortgage Originations and Servicing

We believe we are one of only a select number of non-bank market participants that have the combination of capital, infrastructure, industry expertise and key business relationships necessary to take advantage of opportunities existing in today’s complex and dynamic mortgage market. Our ability to originate residential mortgage loans, to own MSRs and to service loans positions us to support, connect with and provide solutions to homeowners throughout the lifetime of their residential mortgage loan.

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

Now, institutions (including non-bank originators) that originate residential mortgage loans generally hold a smaller portion of originated loans as assets on their balance sheets and instead sell originated loans to third parties. Fannie Mae and Freddie Mac (collectively, Government-sponsored enterprises (“GSEs”)) are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage backed securities (“RMBS”), which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the packaging of residential mortgage loans into a pool, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As a result of transformations in the securitization process, non-bank originators have gained significant market share in the residential mortgage market.

The residential mortgage loan market is commonly divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories:

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting standards established by the GSEs. The conforming loan limit is established by statute and currently is $726,200 for 2023 (an increase from $647,200 in 2022) with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae (collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”), primarily through federal programs operated by the Federal Housing Administration (“FHA”) and the Department of Veterans Affairs.

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

•Jumbo. Jumbo residential mortgage loans have original principal amounts that exceed the statutory conforming limit for GSE loans. Jumbo borrowers generally have strong credit histories and provide full loan documentation, including verification of income and assets.

•Second Lien. Second mortgages and home equity lines are often referred to as second liens and fall into a separate category of the residential mortgage market. These loans typically have higher interest rates than loans secured by first liens because the lender generally will only receive proceeds from a foreclosure of a property after the first lien holder is paid in full. In addition, these loans often feature higher loan-to-value (“LTV”) ratios and are less secure than first lien mortgages.

•Non-QM. Non-Qualified Residential Mortgage (“Non-QM”) loans are loans that do not meet the Qualified Mortgage rules per the CFPB. Non-QM loans are generally issued to borrowers that are self-employed, have high debt-to-income ratio or have high net worth with liquid assets. In December 2020, the CFPB issued new rules for qualified mortgages amending Regulation Z ability to repay rule/qualified mortgage requirements to replace the 43% debt-to-income ratio basis for the general QM with an annual percentage rate (APR) limit, while still requiring the consideration of the debt-to-income ratio or residual income.

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments; by contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse residential mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan and are typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

The volume of mortgage loan originations associated with home purchases is generally affected by the overall strength of the economy, unemployment rates, housing prices and interest rates. Due to a variety of factors, including supply-demand imbalances exacerbated by the geopolitical risks associated with the war in Ukraine and, until recently, adverse developments associated with China’s zero-COVID policy, inflation throughout 2022 remained elevated. As a response to these inflationary pressures, the Federal Reserve raised the federal funds rate multiple times during the year and continued to reduce its overall portfolio of Treasury and mortgage-backed securities. The market’s transition away from a historically low interest rate environment to a rising interest rate environment significantly disrupted the residential mortgage market as it affected the affordability and the ability for potential homebuyers to qualify for a mortgage loan. As of December 2022, the Mortgage Bankers Association (“MBA”) estimated total U.S. origination volume for 2022 was $2.2 trillion, down from an estimated $4.4 trillion, or 49%, in 2021. Furthermore, 30% of 2022 activity were related to refinance volume, a decline from 58% in 2021. Looking forward, the MBA forecasts origination volumes to decline in 2023 to $1.9 trillion before increasing to $2.3 trillion in 2024. Refinance activity for 2023 and 2024 is forecasted to be 24% and 28%, respectively.

Mortgage originators primarily generate their revenue from the sale of originated loans to the GSEs and the Government National Mortgage Association (“Ginnie Mae”). Gain on sale margin for full year 2022 was 1.70% compared to 1.51% for 2021. During 2022, gain on sale margins continued to revert to historical levels largely driven by weakening demand for loans amid excess industry capacity due to an escalating interest rate environment weighing on the residential real estate market.

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

The need for “high-touch” non-bank specialty servicers remains elevated as borrowers continue to seek solutions to their financial hardships. Specialty servicers have proven more willing and well equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Single-Family Rental Properties

The single-family rental properties (“SFR”) industry was previously primarily composed of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. However, over the past several years, changing demographics, increased acceptance of telework, higher mortgage rates and elevated home prices have resulted in SFR properties becoming a popular lifestyle choice for families looking for the comforts and amenities associated with homeownership, but the flexibility and ease of use offered by renting. Further, we believe the fundamental long-term shortage of affordable housing in the U.S. has also contributed to the increased popularity of SFR properties. In addition, the increase in demand for SFR properties has attracted higher capital inflows into the SFR industry from REITs and other institutional investors looking to diversify and consolidate the highly fragmented industry.

We continue to believe there are attractive opportunities in the SFR sector given robust industry fundamentals. Using our established experience with residential real estate and our consumer-facing expertise, we believe we are well-positioned to benefit from these compelling trends in SFR. With our exposure to SFR, we are able to provide a variety of housing solutions to U.S. consumers. As of December 31, 2022, our SFR portfolio consists of 3,761 units with an aggregate carrying value of $971.3 million, up from 2,551 units with an aggregate carrying value of $579.6 million as of December 31, 2021.

Business Purpose Lending

Real estate investment is a capital-intensive business that typically relies heavily on debt capital to acquire and develop properties for disposition with the intention of selling. Capital providers in this space typically provide loans referred to as fix and flip. Historically, regional and community banks acted as the primary providers of capital within this space. However, changes in monetary policies and tighter capital constraints due to changing banking regulations following the 2008 financial crisis have resulted in a decline in traditional lenders and an increase in new entrants, including non-bank lenders such as REITs.

Measured on a lag, housing starts in December 2022—based on the U.S. Census Bureau and Department of Housing and Urban Development—were at a seasonally adjusted annual rate of 1.4 million, down from 1.8 million in 2021.

We believe there is significant market opportunity to originate high coupon, low duration real estate loans secured by the underlying real estate as collateral. Through our wholly-owned subsidiary Genesis Capital LLC (“Genesis”), we originated 1,723 business purpose loans in 2022, down from 2,276 loans in 2021.

Our Portfolio

Our current investment portfolio primarily consists of:
•Servicing related investments
•Operating entities (Origination and Servicing)
•Servicing related businesses
•MSRs and MSR Financing Receivables
•Excess MSRs
•Servicer advance investments (which include servicer advance receivables, the requirement to make future servicer advances and the rights to receive the basic fee portion of the related MSR, in each case relating to the residential mortgage loans underlying MSRs or Excess MSRs)
•Residential securities, properties and loans
•Real estate securities, or RMBS
•Call rights
•Single-family rental properties
•Residential mortgage loans
•Consumer loans
•Business purpose loans (mortgage loans receivable)

Operating Investments

Origination

Our origination business operates through the lending divisions of our subsidiaries Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber” and together with Newrez, “Mortgage Company”). Our Mortgage Company is one of the largest non-bank mortgage originators in the U.S., funding $67.6 billion of mortgages for the year ended December 31, 2022, compared to $123.3 billion for the year ended December 31, 2021.

Our Mortgage Company has a multi-channel residential lending platform, offering mortgage loans across its Direct to Consumer, Retail, Wholesale and Correspondent lending channels. Purchase origination consists of mortgages that are originated to purchase a property. Refinance origination consists of mortgages that are originated to refinance a previous outstanding mortgage. Our ability to originate loans in both purchase and refinance markets is an important component of our business model. 70% of all funded origination volume during 2022 was purchase origination, up from 42% in 2021.

Direct to Consumer — Through our Mortgage Company, we originate loans directly to borrowers through our Direct to Consumer channel. We are highly focused on meeting the refinancing needs of our existing servicing customers. When our origination customers choose us for their refinance needs, we not only benefit from the gain on sale on the newly originated loan but also benefit from retaining the newly created MSR. For the year ended December 31, 2022, we originated $8.3 billion in Direct to Consumer originations, representing 12% of our total funded origination volume.

Retail — Our Retail channel employs loan officers who are located and involved in the communities they service and have relationships with realtors, home builders and other referral sources. These referral relationships are integral to our success in the purchase mortgage market. As of December 31, 2022, we employed 678 loan consultants covering 220 of our retail locations in the U.S. We also have joint venture partnerships with realtors, homebuilders and mortgage banks as well as traditional distributed retail business units. For the year ended December 31, 2022, we originated $19.0 billion in Retail originations, representing 28% of our total funded origination volume.

Wholesale — Our Wholesale channel originates residential mortgage loans through customer loan applications submitted by select mortgage brokers, community banks and credit unions. While sourced through third parties, we underwrite and fund these loans according to our own quality and compliance monitoring standards. Our Mortgage Company provides brokers with differentiated products and pricing as well as superior customer service through our experienced salesforce and our proprietary technologies. For the year ended December 31, 2022, we originated $11.0 billion in Wholesale originations, representing 16% of our total funded origination volume.

Correspondent — Our Correspondent channel purchases closed residential mortgage loans that meet our specific credit and underwriting criteria from community banks, credit unions and independent mortgage banks and funds them in our own name. In this capacity, we play an important role in providing efficient capital markets access to these institutions. Our Correspondent channel is an important component of our strategy to grow our customer base and add to our MSR portfolio. For the year ended December 31, 2022, we originated $29.3 billion in Correspondent originations, representing 44% of our total funded origination volume.

We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide our borrowers within the mortgage community with various products to ultimately originate both purchase and refinance loans across different market backdrops. Furthermore, we generally service all of the loans that we originate, which provides us with connectivity with our borrowers throughout the lifecycle of their loan. We combine operational excellence, modern proprietary technology, capital markets expertise, prudent risk management and a relentless focus on client service to deliver consistent high-quality service to our customers.

Our Mortgage Company originates or purchases residential mortgage loans conforming to the underwriting standards of the Agencies (“Agency” loans), government-insured residential mortgage loans insured by the FHA, VA and USDA and non-conforming loans through its SMART Loan Series. Our SMART Loan Series is a Non-QM residential loan product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. Through this platform, we underwrite quality loans that meet our guidelines and pricing models for borrowers that fall just outside the qualified mortgage requirement such as self-employed borrowers, bank statement or asset qualifiers, real estate investors, prime borrowers and more. We believe the outlook for Non-QM residential loans remains strong heading into 2023 supported by continued demand for Non-QM products and a growth in population of Non-QM borrowers. In 2022, 58% of our Mortgage Company’s funded production was Agency, 37% was Government, 3% was Non-Agency and 1% was Non-QM residential loans.

Our Mortgage Company generates revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold, the settlement of residential mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Retail being the highest. The Mortgage Company sells conforming loans to the GSEs and Non-QM residential loans to another subsidiary of Rithm Capital which in turn may securitize these loans. Our Mortgage Company relies on warehouse financing to fund loans at origination through the sale date. During the year ended December 31, 2022, we securitized $1.5 billion of Non-QM residential loans.

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

Servicing

Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities, negotiating workouts and modifications, conducting or managing foreclosures on behalf of investors or other servicers and otherwise administering our residential mortgage loan servicing portfolio. We generate recurring revenue through contractual servicing fees, which include late payment, modification and other ancillary fees and interest income on custodial deposits.

Our servicing business operates through our performing loan servicing division and a special servicing division, Shellpoint Mortgage Servicing (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying residential mortgage loans. We are highly experienced in loan servicing, including loan modifications and seek to help borrowers avoid foreclosure.

SMS special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. As of December 31, 2022, SMS has 59 third-party clients. These institutional clients include, but are not limited to, GSEs, money center banks and whole loan investors. Through our servicing platform, we are focused on providing high-quality servicing to our borrowers and maintaining connectivity with our borrowers throughout the lifetime of their loan. As of December 31, 2022, our servicing divisions served over 2.3 million customers with an aggregate UPB of approximately $503.6 billion, of which $393.3 billion represented performing servicing and $110.3 billion represented special servicing.

As a third party subservicer, SMS may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to those of the MSR owner, and recovery times are substantially faster, often within the following month.

MSR Related Investments

MSRs, MSR Financing Receivables and Excess MSRs

Rithm Capital is one of the largest non-bank owners of MSRs in the U.S. with $609 billion UPB of full and excess MSRs, decreasing 3% from $629 billion UPB as of December 31, 2021. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) of the UPB of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an excess MSR (“Excess MSR”). The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed, and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement. Our Servicing segment includes both residential mortgage loans underlying our MSR assets as well as those we sub-service for third parties. MSR assets sub-serviced by third-parties are reflected within our MSR Related Investments segment and include PHH Mortgage Corporation (“PHH”), Mr. Cooper, LoanCare, LLC (“LoanCare”), Valon Mortgage, Inc. (“Valon”) and Flagstar Bank (“Flagstar”), which subservice 9.2%, 8.0%, 6.0%, 2.0% and 0.3%, respectively.

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

We fund advances primarily from a combination of cash on hand, loan prepayments and secured financing arrangements. Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain private label securitizations generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. As of December 31, 2022, our servicer advance balances were $3.2 billion.

During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties, and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans. Furthermore, servicing agreements generally require a servicer to make advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then, the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.”

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

We also wholly-own several operating companies that perform various services in the mortgage and real estate industries. Our subsidiary DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”) is a national provider of field services and property management services, providing in-house property management, inspection and repair service capabilities. We also made a strategic investment in Covius Holdings, Inc. (“Covius”), a leading provider of technology-enabled services to the mortgage industry.

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

We also retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2022, 57.4% of our Non-Agency RMBS portfolio consisted of bonds retained pursuant to required risk retention regulations.

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

We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. As of December 31, 2022 we control the call rights on Non-Agency deals with a total UPB of approximately $76.0 billion.

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

We continue to evaluate the call rights we acquired and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. The timing, size and potential returns of future call transactions may be less attractive than our prior activity in this sector due to a number of factors, most of which are beyond our control. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party contests our ability to exercise our cleanup call rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings.”

Single-Family Rental Properties

Our strategy with respect to the SFR business involves purchasing, renovating, maintaining and managing a large number of geographically diversified high-quality residential properties and leasing them to qualified residents. As of December 31, 2022, our SFR portfolio consists of 3,761 units with an aggregate carrying value of $971.3 million, up from 2,551 units with an aggregate carrying value of $579.6 million as of December 31, 2021. During the years ended December 31, 2022 and 2021, we acquired 1,226 and 2,294 SFR units, respectively.

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

Our revenues are derived primarily from rents collected from tenants for our SFR properties under lease agreements which typically have a term of one to two years. All of our SFR properties are managed through an external property manager. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. In addition, once a property is available for its initial lease, we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), utility expenses, repairs and maintenance, leasing costs, marketing expenses and property administration. Before a property is considered rentable, certain of these expenses are capitalized as building and improvements. Once a property becomes rentable, expenditures for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a property.

Residential Mortgage Loans

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans, along with foreclosed properties. We source non-performing residential mortgage loans primarily from two sources: call transactions (discussed above) and third-party pool purchases.

With respect to our Ginnie Mae securitization and servicing activities, in order to affect a loan modification, we are required to buy the loan out of the securitization. Once the modification is completed, the loan can be sold into a new Ginnie Mae securitization. We may also choose to exercise our unilateral right to repurchase loans that are at least three month delinquent out of a Ginnie Mae securitization (as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities). Such repurchases are commonly referred to as Early Buyouts, or (“EBOs”).

In addition, as discussed above, our wholly owned subsidiary originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The Agencies guarantee the conventional and government-insured mortgage securitizations and nonconforming loans may be sold through the issuance of private label mortgage securitizations.

As of December 31, 2022, our residential loan portfolio consisted of: 88% seasoned performing loans, 11% non-performing loans and 1% reperforming loans.

Business Purpose Loans

Genesis provides lending for new acquisition, fix and flip, new construction and rental hold projects across the residential spectrum (including single family, multi-family and production home building). Furthermore, Genesis provides a complementary business and supports our strategy to create, securitize, sell, or retain high coupon, low duration assets for our balance sheet. Finally, Genesis supports our growing SFR strategy and allows us to capture additional unmet demand from our Retail and Wholesale origination channels. Genesis originated 1,723 loans in 2022.

The following table summarizes our consolidated investment portfolio as of December 31, 2022 (dollars in thousands):

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2022
Investments	$2,066,798	$7,304,637	$2,091,507	$11,462,942	$8,289,277	$2,248,591	$363,756	$2,064,028	$—	$24,428,594
Cash and cash equivalents	163,452	440,739	276,690	880,881	381,456	361	605	52,441	20,764	1,336,508
Restricted cash	24,316	136,933	69,347	230,596	4,604	4,627	15,930	25,369	—	281,126
Other assets	224,705	2,204,127	3,000,911	5,429,743	248,283	324,119	29,375	170,129	146,260	6,347,909
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$2,491,107	$10,098,976	$5,443,547	$18,033,630	$8,923,620	$2,577,698	$409,666	$2,367,698	$167,024	$32,479,336
Debt	$1,909,030	$4,751,454	$3,272,945	$9,933,429	$7,430,463	$1,937,395	$299,498	$1,733,579	$567,371	$21,901,735
Other liabilities	214,148	2,081,536	35,052	2,330,736	776,785	272,484	1,176	25,818	160,534	3,567,533
Total liabilities	2,123,178	6,832,990	3,307,997	12,264,165	8,207,248	2,209,879	300,674	1,759,397	727,905	25,469,268
Total equity	367,929	3,265,986	2,135,550	5,769,465	716,372	367,819	108,992	608,301	(560,881)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	—	12,193	24,630	—	—	42,437	—	—	67,067
Total Rithm Capital stockholders’ equity	355,492	3,265,986	2,123,357	5,744,835	716,372	367,819	66,555	608,301	(560,881)	6,943,001
Investments in equity method investees	$—	$—	$72,437	$72,437	$—	$—	$—	$—	$—	$72,437

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

With respect to our Excess MSRs, Servicer Advance Investments, consumer loans and business purpose loans, we engage third-party servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and residential mortgage loan investments, we service the loans both in-house and with third-party servicers to service the loans underlying the investments. We refer to the servicers and subservicers we engage as our “Servicing Partners.” As of December 31, 2022, our third-party Servicing Partners include, but are not limited to, Mr. Cooper, LoanCare, PHH, Valon, Flagstar, Specialized Loan Servicing LLC (“SLS”), Fay Financial LLC (“Fay”) and OneMain Holdings, Inc. (“OneMain”). In addition, NRM is referred to as a “Servicing Partner” when contextually applicable.

Investment Guidelines

We make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio.

Our board of directors has adopted a broad set of investment guidelines to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT, and any investment that would cause us to be regulated as an investment company. These investment guidelines may be changed by our board of directors without the approval of our stockholders. If our board of directors changes any of our investment guidelines, we will disclose such changes in our next required periodic report.

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

Decisions regarding the form and other characteristics of the financing for our investments are made by our officers subject to the general investment guidelines adopted by our board of directors.

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

We and our subsidiaries must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing, privacy, foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our subsidiaries’ businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and such statutes mandate certain disclosures and notices to borrowers. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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

We also must comply with federal, state and local laws related to data privacy and the handling of non-public personal financial information of our customers, including the California Consumer Protection Act (“CCPA”) and similar state statutes, and we expect additional states to enact legislation similar to the CCPA, which limit how companies can use customer data and impose obligations on companies in their management of such data. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways, including damaging our reputation and being subject to fines, legal liabilities or other penalties.

These and other laws and regulations directly affect our business and require constant compliance monitoring and internal and external audits and examinations by federal and state regulators. We work diligently to assess and understand the implications of the complex regulatory environment in which we operate and strive to meet the requirements of this constantly changing environment. We dedicate substantial resources to regulatory compliance while at the same time striving to meet the needs and expectations of our customers, clients and other stakeholders. Notwithstanding these efforts, there can be no assurance that we will be able to remain in compliance with these requirements. See “Risk Factors—Risks Related to the Financial Markets and Our Regulatory Environment—Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, and our subsidiaries’ business results may be significantly impacted by the existing and future laws and regulations to which they are subject. If our subsidiaries performing mortgage lending and servicing activities fail to operate in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.”

Operational and Regulatory Structure

REIT Qualification

We have elected and intend to qualify to be taxed as a REIT for U.S. federal income tax purposes. Our qualification as a REIT will depend upon our ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code of 1986, as amended, (the “Internal Revenue Code”), relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels to our stockholders and the concentration of ownership of our capital stock. We believe that, commencing with our initial taxable year ended December 31, 2013, we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code and that our manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

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

We are organized as a holding company that conducts its businesses primarily through wholly owned and majority owned subsidiaries. We intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities” in compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. The value of securities issued by any wholly owned or majority owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not exceed the 40% test under Section 3(a)(1)(C) of the 1940 Act. For purposes of the foregoing, we currently treat our interests in SLS servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the market price of our common stock, the sustainability of our business model and our ability to make distributions.

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

Qualification for an exclusion from registration under the 1940 Act will limit our ability to make certain investments. See “Risk Factors—Risks Related to the Financial Markets and Our Regulatory Environment—Maintenance of our 1940 Act exclusion imposes limits on our operations.”

Competition

Our overall success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, REITs, independent mortgage loan originators and servicers, private equity firms, alternative asset managers, hedge funds and other large financial services companies, as well as technology-oriented platforms, often referred to as “disruptors,” across the broader real estate and financial services industry. Many of our anticipated competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to sellers of such assets if the sellers believe that these potential purchasers could obtain any necessary third-party approvals and consents more easily than us.

As it relates to our Mortgage Company (including mortgage related services businesses), we provide various residential mortgage loan and real estate services products. We compete with other lenders across a variety of industry segments. Loan production faces intense competition primarily on the basis of product offerings, brand recognition, technical knowledge, speed of execution, rates and fees. Servicing competes primarily on the price, experience, quality and efficiency of execution and servicing performance. Potential counterparties also assess our ability to demonstrate compliance with local, state, federal regulations and improve technology and processes while controlling our costs.

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

Employees and Human Capital Resources

On June 17, 2022, we completed the Internalization, transitioning from an externally-managed REIT to an internally-managed REIT. In connection with closing the Internalization, we maintained management continuity and team expertise by hiring over 30 full-time employees from our Former Manager, including our executive officers, who contributed substantially to our investment, portfolio management, servicing, financial reporting and related operations. Our executive management team oversees our human capital resources and employment practices to ensure that an asset as important as our employees are strategically integrated with our goals and business plans as a manager of assets and investments focused on the real estate and financial services industries.

Diversity, Equity & Inclusion

We believe that our employees are one of our strongest resources. We seek out talented, driven and diverse individuals who work together to positively impact the lives of our team members, shareholders and the communities we serve. Further, we are committed to diversity, equity and inclusion best practices in all phases of the employee life cycle, including recruitment, training and development and promotion, and we are consistently working to achieve greater workplace diversity.

We have been and will continue to be an equal opportunity employer committed to hiring, developing and supporting a diverse, equitable, and inclusive workplace. To ensure full implementation of this equal employment policy, we take steps to ensure that persons are recruited, hired, assigned and promoted without regard to race, national origin, religion, age, color, sex, pregnancy, sexual orientation, gender identity and expression, disability, genetic information, veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations. We reward our employees based on merit and their contributions in accordance with the requirements of the Equal Employment Opportunities Commission.

We maintain policies that reinforce and enhance our commitment to high ethical standards, corporate governance and internal controls, to provide the best and most competitive service to our customers in order to enhance stockholder value. We promote a workplace that is free of harassment and discriminatory and retaliatory practices. In keeping with these priorities, we maintain an open-door policy for conflict management and require interactive harassment prevention training at least once per year for both managers and employees consistent with applicable state and local laws. We regularly re-evaluate our internal policies, including codes of ethics, corporate governance, disclosure controls, anti-discrimination, harassment, retaliation and related complaint procedures, insider trading and related party transaction activity.

Additionally, we work to ensure our commitments to diversity, equity and inclusion are reflected throughout our operating companies.

Employee Compensation & Employee Engagement

We recognize employee engagement and retention as a critical factor to our success and are committed to maintaining a work environment in which employee growth and advancement are very important. We strive to recognize and reward noteworthy performance, evaluated through periodic reviews with each employee. We seek to attract and retain the most relevant and skilled employees by offering competitive compensation and benefits, including both fixed and variable pay, consisting of base salary, cash bonuses, equity-based compensation consistent with employee position and seniority, and opportunities for merit-based increases. Additionally, among other benefits, we provide our employees with comprehensive medical, dental and vision coverage, life and long-term disability insurance, critical illness coverage and supplemental accident insurance.

As of December 31, 2022, we have 5,763 employees, of which 5,723 are employees of our operating entities. We also engage contractors and consultants. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

The table below summarizes the number of our employees by function:

Function	Number of Employees
Origination	2,922
Servicing	2,343
Services businesses	185
Corporate	313
Total	5,763

Legal Proceedings

For a discussion of our legal proceedings, see Part I, Item 3, “Legal Proceedings” in this report.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, and the Audit, Nominating and Corporate Governance, and Compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and codes of business conduct and ethics, which delineate our standards for our officers, directors and employees.

Rithm Capital files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.rithmcap.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investors—Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to the Financial Markets and Our Regulatory Environment, (iii) Risks Related to Our Financing Arrangements, (iv) Risks Related to Our Taxation as a REIT, (v) Risks Related to Our Stock and (vi) General Risks. However, these categories do overlap and should not be considered exclusive.

Risks Related to Our Business

We may not realize some or all of the targeted benefits of the Internalization.

The failure to find adequate internal replacements for services that were previously provided by our Former Manager prior to the Internalization could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations. In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business. There can be no assurance we will be able to realize the expected cost savings of the Internalization.

We may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses, satisfy our debt obligations and pay dividends to our stockholders. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the performance of our origination and servicing businesses, the availability of adequate short- and long-term financing, and conditions in the real estate market, the financial markets and economic conditions.

The value of our investments is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we make investments, we base the price we pay on, among other things, our projection of the cash flows from the investments. We generally record such investments on our balance sheet at fair value and we measure their fair value on a recurring basis. Our projections of the cash flow from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:

•rates of prepayment and repayment of the underlying loans;
•potential fluctuations in prevailing interest rates and credit spreads;
•rates of delinquencies and defaults, and related loss severities;
•costs of engaging a subservicer to service MSRs;
•market discount rates;
•in the case of Excess MSRs, recapture rates; and
•in the case of Servicer Advance Investments and servicer advances receivable, the amount and timing of servicer advances and recoveries.

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

We refer to our MSRs, MSR financing receivables, Excess MSRs and the basic fee portion of the related MSRs included in our Servicer Advance Investments, collectively, as our interests in MSRs.

With respect to our investments in interests in MSRs, residential mortgage loans and consumer loans and a portion of our RMBS, when the related loans are prepaid as a result of a refinancing or otherwise, the related cash flows payable to us will either, in the case of interest-only RMBS, and/or interests in MSRs, cease (unless, in the case of our interests in MSRs, the loans are recaptured upon a refinancing), or we will cease to receive interest income on such investments, as applicable. Borrowers under residential mortgage loans and consumer loans are generally permitted to prepay their loans at any time without penalty. Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. A significant increase in prepayment rates could materially reduce the ultimate cash flows and/or interest income, as applicable, we receive from our investments, and we could ultimately receive substantially less than what we paid for such assets, decreasing the fair value of our investments. If the fair value of our investment portfolio decreases, we would generally be required to record a non-cash charge, which would have a negative impact on our financial results. Consequently, the price we pay to acquire our investments may prove to be too high if there is a significant increase in prepayment rates.

The values of our investments are highly sensitive to changes in interest rates. Historically, the value of MSRs, which underpin the value of our investments, including interests in MSRs, has increased when interest rates rise and decreased when interest rates decline due to the effect of changes in interest rates on prepayment rates. The significant dislocation in the financial markets due to the COVID-19 pandemic caused, among other things, a sharp decrease in interest rates in 2020 and 2021. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effects of fiscal stimulus provided during the COVID-19 pandemic and the war in Ukraine—the Federal Reserve rapidly raised interest rates and indicated it anticipates further interest rate increases.

Moreover, delinquency rates have a significant impact on the value of our investments. When the UPB of mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool (for example, when delinquent loans are foreclosed on or repurchased, or otherwise sold, from a securitized pool), the related cash flows payable to us, as the holder of an interest in the related MSR, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our interests in MSRs from the Agencies or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. Additionally, in the case of residential mortgage loans, consumer loans, business purpose loans, and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans, consumer loans, and/or business purpose loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans, business purpose loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 20 to our Consolidated Financial Statements.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our Servicer Advance Investments or MSRs.

We are generally required to make servicer advances related to the pools of loans for which we are the named servicer. In addition, we have agreed (in the case of Mr. Cooper, together with certain third-party investors) to purchase from our Servicing Partners all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

Repayment of servicer advances and payment of deferred servicing fees are generally made from late payments and other collections and recoveries on the related residential mortgage loan (including liquidation, insurance and condemnation proceeds) or, if the related servicing agreement provides for a “general collections backstop,” from collections on other residential mortgage loans to which such servicing agreement relates. The rate and timing of payments on servicer advances and deferred servicing fees are unpredictable for several reasons, including the following:

•payments on the servicer advances and the deferred servicing fees depend on the source of repayment and whether and when the related servicer receives such payment (certain servicer advances are reimbursable only out of late payments and other collections and recoveries on the related residential mortgage loan, while others are also reimbursable out of principal and interest collections with respect to all residential mortgage loans serviced under the related servicing agreement, and as a consequence, the timing of such reimbursement is highly uncertain);
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

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. For example, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. In addition, when a residential mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the residential mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that one of our Servicing Partners fails to recover the servicer advances in which we have invested, or takes longer than we expect to recover such advances, the value of our investment could be adversely affected and we could fail to achieve our expected return and suffer losses. Accordingly, while we do not expect recovery rates to vary materially during the term of our investments, there can be no assurance regarding future recovery rates related to our portfolio.

We rely on our Servicing Partners to achieve our investment objective and have no direct ability to influence their performance.

The value of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of Non-Agency RMBS (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans underlying our MSRs are contained in subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of Non-Agency RMBS). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of Rithm Capital or one of its subservicers), the related interests in MSRs would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our interests in related MSRs will likely lose all of their value. Any recovery in such circumstances, in the case of Non-Agency RMBS, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. See “—We have significant counterparty concentration risk in certain of our

Servicing Partners and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if one of our Servicing Partners is unable to adequately carry out its duties as a result of:

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

In the ordinary course of business, our Servicing Partners are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions which could adversely affect their reputation and their liquidity, financial position and results of operations. Mortgage servicers, including certain of our Servicing Partners, have experienced heightened regulatory scrutiny and enforcement actions and our Servicing Partners could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. See “Risks Related to the Financial Markets and Our Regulatory Environment—Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.”

Loss mitigation techniques are intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If any of our Servicing Partners fail to adequately perform their loss mitigation obligations, we could be required to make or purchase, as applicable, servicer advances in excess of those that we might otherwise have had to make or purchase and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Mr. Cooper, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our Servicer Advance Investments.

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

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our interests in MSRs, servicer advances, residential mortgage loans, business purpose loans, and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

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

As a mortgage servicer, we have an EBO option for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of December 31, 2022, Rithm Capital holds approximately $1.2 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the Federal Housing Finance Agency (“FHFA”) with respect to agency MSRs, and securitization trustees, master servicers, depositors, rating agencies and insurers, among others, with respect to Non-Agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to Non-Agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions. Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6 and 7 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

Furthermore, certain of our Servicing Partners are subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions, which could adversely affect their operations, reputation and liquidity, financial position and results of operations. See “Risks Related to the Financial Markets and Our Regulatory Environment —Certain of our Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us” for more information.

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

We are dependent on our Servicing Partners as the servicer or subservicer of the residential mortgage loans with respect to which we hold interests in MSRs and their servicing practices may impact the value of certain of our assets. We may be adversely impacted:

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6 and 7 of our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Mr. Cooper is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

Moreover, we are party to repurchase agreements with a limited number of counterparties. If any of our counterparties elected not to renew our repurchase agreements, we may not be able to find a replacement counterparty, which would have a material adverse effect on our financial condition.

Our risk-management processes may not accurately anticipate the impact of market stress or counterparty financial condition, and as a result, we may not take sufficient action to reduce our risks effectively. Although we will monitor our credit exposures, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate, such as a pandemic like the COVID-19 pandemic. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.

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

We believe that a mortgage servicer’s transfer to us of MSRs or interests in MSRs and servicer advances or any other asset transferred pursuant to a related purchase agreement, including loans, constitutes a sale of such assets, in which case such assets would not be part of such servicer’s bankruptcy estate. The servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or any other party in interest, however, might assert in a bankruptcy proceeding MSRs or interests in MSRs and servicer advances or any other assets transferred to us pursuant to the related purchase agreement were not sold to us but were instead pledged to us as security for such servicer’s obligation to repay amounts paid by us to the servicer pursuant to the related purchase agreement. If such assertion were successful, all or part of the MSRs or interests in MSRs and servicer advances or any other asset transferred to us pursuant to the related purchase agreement would constitute property of the bankruptcy estate of such servicer and our rights against the servicer could be those of a secured creditor with a lien on such present and future assets.

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

If one of our Servicing Partners were to file, or to become the subject of, a bankruptcy proceeding under the U.S. Bankruptcy Code or similar state insolvency laws, and our security interest (if any) is declared unenforceable, ineffective or subordinated, payments previously made by a servicer to us pursuant to the related purchase agreement may be recoverable on behalf of the bankruptcy estate as preferential transfers.

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

The mortgage servicer (as debtor-in-possession in the bankruptcy proceeding), a bankruptcy trustee appointed in such servicer’s bankruptcy proceeding, or another party in interest could also claim that such servicer’s transfer to us of MSRs or interests in MSRs and servicer advances or other assets or such servicer’s agreement to incur obligations to us under the related purchase agreement was a fraudulent conveyance. Although we believe that no such transfer, interest, advance or agreement constitutes a fraudulent conveyance, if any transfer or incurrence is determined to be a fraudulent conveyance, our Servicing Partner, as applicable (as debtor-in-possession in the bankruptcy proceeding), or a bankruptcy trustee on such Servicing Partner’s behalf would be entitled to recover such transfer or to avoid the obligation previously incurred.

Additionally, any bankruptcy proceeding of one of our Servicing Partners could create the following risks:

•Any purchase agreement pursuant to which we purchase interests in MSRs, servicer advances or other assets, including loans, or any subservicing agreement between us and a subservicer on our behalf could be rejected in a bankruptcy proceeding of one of our Servicing Partners or counterparties;
•A bankruptcy court could stay a transfer of servicing to another servicer;
•Any Subservicing Agreement could be rejected in a bankruptcy proceeding;
•Our Servicing Partners could discontinue servicing;
•An automatic stay under the U.S. Bankruptcy Code may prevent the ongoing receipt of servicing fees or other amounts due; and
•A default on our MSR, Excess MSR and servicer advance financing facilities could negatively impact our ability to continue to purchase interests in MSRs.

Certain of our subsidiaries originate and service residential mortgage loans, which subject us to various operational risks that could have a negative impact on our financial results.

Certain subsidiaries of Rithm Capital perform various mortgage and real estate related services and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Owning entities that perform these and other operations could expose us to risks similar to those of our Servicing Partners, as well as various other risks, including, but not limited to those pertaining to:

•risks related to compliance with applicable laws, regulations and other requirements;
•significant increases in delinquencies for the loans;
•compliance with the terms of related servicing agreements;
•financing related servicer advances and the origination business;
•expenses related to servicing high risk loans;
•unrecovered or delayed recovery of servicing advances;
•a general risk in foreclosure rates, which may ultimately reduce the number of mortgages that we service (also see “—The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.”);
•maintaining the size of the related servicing portfolio and the volume of the origination business;
•compliance with FHA underwriting guidelines; and
•termination of government mortgage refinancing programs.

Any of the foregoing risks, among others, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Climate change, climate change-related regulation and the increased focus on environmental, social and governance issues, may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of real estate. Such restrictions and requirements could impact our investment strategy or could increase costs for certain of our operating companies, which could adversely affect our results of operations.

Additionally, environmental, social and governance (“ESG”) concerns and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and consideration of ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we or our operating companies are unable to adequately address such ESG matters or fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our ability to recruit and retain key personnel and our business results.

Further, significant physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on the businesses of certain of our operating companies. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact on properties owned by our subsidiaries through physical damage to, or a decrease in demand for, properties in the areas affected by these conditions.

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

Although we have upsized certain of our advance facilities, if we are not successful in upsizing our facilities in the future, we will need to explore other sources of liquidity and if we are unable to obtain additional liquidity, we may have to take additional actions, including selling assets and reducing our originations to generate liquidity to support our servicer advance obligations.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire Servicer Advance Investments or MSR financing receivables from Ocwen, SLS and Mr. Cooper and are subject to increased risks as a result of the related servicer continuing to own the mortgage servicing rights. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer and the related purchase agreement could be rejected in such proceeding.

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

As of December 31, 2022, 24.7% and 17.4% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.2% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

The value of our interests in MSRs, servicer advances, residential mortgage loans, business purpose loans, and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

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

A failure by any or all of the members of Buyer (as defined below) to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

Rithm Capital and third-party co-investors, through a joint venture entity, Advance Purchaser LLC (the “Buyer”), have agreed to purchase all future arising servicer advances from Mr. Cooper under certain residential mortgage servicing agreements. Buyer relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Residential mortgage loans, including manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure and risks of loss. A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing loans, non-performing loans or REO assets where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing, meaning the borrowers fail to timely pay some or all of the required payments of principal and/or interest. Under current market conditions, it is likely that some of these loans will have current LTV ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate.

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

Real estate and other securities are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. The significant dislocation in the financial markets due to ongoing supply-demand imbalances exacerbated by the war in Ukraine have caused, among other things, credit spread widening.

Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are valued based on a market credit spread over LIBOR and/or SOFR and are affected similarly by changes in LIBOR and/or SOFR spreads. As of December 31, 2022, 35.0% of our Non-Agency RMBS Portfolio consisted of floating rate securities and 65.0% consisted of fixed rate securities, and 100.0% of our Agency RMBS portfolio consisted of fixed rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Our investments in residential mortgage loans, business purpose loans, REO and RMBS may be subject to significant impairment charges, which would adversely affect our results of operations.

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

It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates and other reforms. For example, SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. We cannot predict the consequences and timing of these developments or other market or regulatory changes related to the phase-out of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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

•interest rates, including increases thereof and credit spreads;
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
•default rates on the loans underlying our investments and the amount of the related losses and credit losses with respect to our investments;
•prepayment and repayment rates, delinquency rates and legislative/regulatory changes with respect to our investments and the timing and amount of servicer advances;
•the availability and cost of quality Servicing Partners, and advance, recovery and recapture rates;
•competition;
•the actual and perceived state of the real estate markets, bond markets, market for dividend-paying stocks and public capital markets generally;
•unemployment rates; and
•the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Changes in these factors are difficult to predict and a change in one factor can affect other factors. Further, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations and causing a negative perception of the state of the real estate markets and of REITs generally. Market conditions could be volatile or could deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.

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
•reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see—“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and — “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.”); and

•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

Certain vendors have operations in India that could be adversely affected by changes in political or economic stability or by government policies.

Certain vendors currently have operations located in India, which is subject to relatively higher political and social instability than the U.S. and may lack the infrastructure to withstand political unrest, natural disasters or global pandemics. The political or regulatory climate in the U.S., or elsewhere, also could change so that it would not be lawful or practical for us to use vendors with international operations in the manner in which we currently use them. If we could no longer utilize vendors operating in India or if those vendors were required to transfer some or all of their operations to another geographic area, we would incur significant transition costs as well as higher future overhead costs that could materially and adversely affect our results of operations.

There are certain risks associated with our Genesis business.

In December 2021, we completed the acquisition of Genesis from affiliates Goldman Sachs as well as an associated portfolio of loans originated by Genesis. The Genesis business is subject to a number of risks including, but not limited to, the following:

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

•Construction Loans: Most of Genesis’s loans are construction or renovations loans, which are subject to additional risks. Construction loans are subject to risks of unrealistic budgets, cost overruns and non-completion of construction, renovation, refurbishment or expansion by a borrower of a mortgaged property as well as other unforeseen variables. These risks may prolong the development and increase the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property or possibly making a project uneconomical which could adversely affect repayment of the loan. Other risks may include environmental risks, permitting risks, other construction risks, subsequent leasing of the property not being completed on schedule or at projected rental rates, and the likelihood that we will incur losses on our loans in the event of default because the value of the collateral may be insufficient to cover our cost on the loan. While we believe Genesis has reasonable procedures in place to manage construction funding loans, there can be no certainty that Genesis will not suffer losses on construction loans. In addition, if a builder fails to complete a project, Genesis may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in completion of the project.

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

We hold investments in MSRs. Our investments in MSRs may subject us to certain additional risks, including the following:

•Although ownership of MSRs and the operation of a servicer includes many of the same risks as our other target assets and business activities, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a servicer subsidiary and integrate MSR investments into our business operations.
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
•NRM, Newrez and Caliber are presently licensed, approved, or otherwise eligible to hold MSRs in all states within the U.S. and the District of Columbia. Such state licenses may be suspended or revoked by a state regulatory authority and we may as a result lose the ability to own MSRs under the regulatory jurisdiction of such state regulatory authority.
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

A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, may have an impact on the value of our properties or our operating results. Furthermore, we believe that there are seasonal fluctuations in rental demand may impact our operating results.

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets could experience substantial economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If an economic downturn in these markets occurs or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our common stock to decline.

We face significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family homes on favorable terms.

Our success with respect to our SFR properties business depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge. In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.

In addition, improving economic conditions, along with government sponsored programs to promote home ownership, have made home ownership more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.

No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common stock could decline.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as property taxes, HOA fees, insurance, utilities, acquisition, renovation and maintenance costs and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Risks Related to the Financial Markets and Our Regulatory Environment

Interest rate fluctuations and shifts in the yield curve may cause losses.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our interests in MSRs, RMBS, loans, derivatives, any floating rate debt obligations that we may incur and preferred stock that periodically resets. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. Additionally, with respect to our SFR business, in an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, regulations and other legal rules applicable to REITs or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Until recently, the Federal Reserve maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates have resulted in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our investments and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our real estate and other securities and loan portfolio and our financial position and operations to a change in interest rates generally.

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

Regulatory actions or legal proceedings against certain of our Servicing Partners could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Such Servicing Partners may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments to the extent we rely on them to achieve our investment objectives because we have no direct ability to influence their performance. Certain of our Servicing Partners have disclosed certain matters in their periodic reports filed with the SEC and there can be no assurance that such events will not have a material adverse effect on them. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or what actions we may take under our agreements with the servicer. In addition, any of our Servicing Partners could be removed as servicer by the related loan owner or certain other transaction counterparties, which could have a material adverse effect on our interests in the loans and MSRs serviced by such Servicing Partner.

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the taxable REIT subsidiaries that hold Servicer Advance Investments and are not excluded from the definition of “investment company” by Section 3(c)(5)(A), (B) or (C) of the 1940 Act increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the market price of our common stock, the sustainability of our business model and our ability to make distributions. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain an exclusion would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

We may be required to register as an investment adviser in the future, which could impose limits on our operations.

While we are currently not registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), one or more of our subsidiaries may be required to register as such in the future, which could subject us to extensive regulation as an investment adviser and could adversely affect our ability to manage our business.

If we register as an investment adviser under the Advisers Act, we will become subject to various requirements under the Advisers Act such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, if we register as an investment adviser under the Advisers Act, we must continually address potential conflicts between our interests and those of our clients. Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If we are deemed to be out of compliance with any such rules and regulations, we may be subject to civil liability, criminal liability and/or regulatory sanctions.

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

The Dodd-Frank Act was enacted in July 2010, which affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate and imposes new regulations on us and how we conduct our business. As we describe in more detail below, it affects our business in many ways but it is difficult at this time to know exactly how or what the cumulative impact will be.

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

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are authorized to designate nonbank financial institutions and financial activities as systemically important to the economy and therefore subject to closer regulatory supervision. Such systemically important financial institutions (“SIFIs”) may be required to operate with greater safety margins, such as higher levels of capital and may face further limitations on their activities. The determination of what constitutes a SIFI is evolving and in time SIFIs may include large investment funds and even asset managers. There can be no assurance that we will not be deemed to be a SIFI or engage in activities later determined to be systemically important and thus subject to further regulation.

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

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, the Administration and Congress have been examining reform of the GSEs, including the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for residential mortgage loans. It is unclear to what degree any reform will be undertaken and the final details of any plans, policies or proposals with respect to the housing GSEs are unknown at this time. In the past and potentially in this Congress, bills have been introduced that change the GSEs’ business charters and eliminate the entities or make other changes to the existing framework. We cannot predict whether or when such legislation may be enacted. If enacted, such legislation could materially and adversely affect the availability of, and trading market for, Agency RMBS and could, therefore, materially and adversely affect the value of our Agency RMBS and our business, operations and financial condition.

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

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission, HUD, VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of such subsidiaries’ mortgage servicing, origination, debt collection and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to our subsidiaries’ mortgage origination and servicing businesses have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our and our subsidiaries’ business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect our business.

We and our subsidiaries must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing, privacy, and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our subsidiaries’ businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features and such statutes mandate certain disclosures and notices to borrowers. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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
•our or our subsidiaries’ disqualification from participation in governmental programs, including GSE, Ginnie Mae and VA programs;
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

Uncertainty exists with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd-Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd-Frank Act or to the federal regulatory environment generally. Such actions could impact the mortgage industry generally or us specifically, could impact our relationships with other regulators and could adversely impact our business.

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, the CCPA, effective in 2020, requires businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumer’ requests relating to their data, among various other obligations and to create procedures designed to comply with CCPA requirements. The impact of the CCPA, its implementing regulations, and similar legislation enacted in other states, on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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

Rithm Capital’s subsidiaries, NRM, Newrez, Caliber and Genesis, are or may become subject to significant state and federal regulations.

Subsidiaries of Rithm Capital, NRM, Newrez, Caliber and Genesis, have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the U.S. and certain other jurisdictions. As a result of NRM, Newrez, Caliber and Genesis’s current and expected approvals, NRM, Newrez, Caliber and Genesis are subject to extensive and comprehensive regulation under federal, state and local laws in the U.S. These laws and regulations do, and may in the future, significantly affect the way that NRM, Newrez, Caliber and Genesis do business, and subject NRM, Newrez, Caliber, Genesis and Rithm Capital to additional costs and regulatory obligations, which could impact our financial results.

NRM, Newrez, Caliber and Genesis’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, Newrez, Caliber, Genesis and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators and other industry participants have been the subject of actions by state Attorneys General.

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

NRM, Newrez and Caliber are currently subject to various, and may become subject to additional information, reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable federal and state laws and regulations. Any failure by NRM, Newrez or Caliber to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

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

In March 2020, the GSEs and HUD announced forbearance policies for GSE loans and government-insured loans for homeowners experiencing financial hardship associated with the COVID-19 pandemic. These announcements were followed by the signing of the CARES Act in March 2020. We may be obligated to make servicing advances to fund scheduled principal, interest, tax and insurance payments during forbearances when the borrower has failed to make such payments, and potentially various other amounts that may be required to preserve the assets being serviced, which could further harm our business, results of operations and financial condition.

Risks Related to Our Financing Arrangements

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

The ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been challenging as a result of market conditions. These conditions may result in having to use less efficient forms of financing for any new investments, or the refinancing of current investments, which will likely require a larger portion of our cash flows to be put toward making the investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments and which will also likely require us to assume higher levels of risk when financing our investments. In addition, there is a limited market for financing of interests in MSRs, and it is possible that one will not develop for a variety of reasons, such as the challenges with perfecting security interests in the underlying collateral.

Certain of our advance facilities may mature in the short term and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advance receivables could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advance receivables from our Servicing Partners or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such Servicing Partner, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable Servicing Partner, as applicable, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our interests in MSRs and servicer advances, as applicable.

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

In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us, the contractual expiration thereof, or seller’s bankruptcy, liquidation, or termination of its affairs. A breach of a representation or warranty could adversely affect our results of operations and liquidity.

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

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. See “—Risks Related to our Business—The valuations of our assets are subject to uncertainty because most of our assets are not traded in an active market,” and “—Risks Related to the Financial Markets and Our Regulatory Environment—Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.” Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments (such as TBAs) may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and market price for, our stock. See also “—Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.”

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

We have received from the IRS a private letter ruling substantially to the effect that our Excess MSRs represent interests in mortgages on real property and thus are qualifying “real estate assets” for purposes of the REIT asset test, which generate income that qualifies as interest on obligations secured by mortgages on real property for purposes of the REIT income test. The ruling is based on, among other things, certain assumptions as well as on the accuracy of certain factual representations and statements that we have made to the IRS. If any of the representations or statements that we have made in connection with the private letter ruling, are, or become, inaccurate or incomplete in any material respect with respect to one or more Excess MSR investments, or if we acquire an Excess MSR investment with terms that are not consistent with the terms of the Excess MSR investments described in the private letter ruling, then we will not be able to rely on the private letter ruling. If we are unable to rely on the private letter ruling with respect to an Excess MSR investment, the IRS could assert that such Excess MSR investments do not qualify under the REIT asset and income tests, and if successful, we might fail to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some “qualified dividends.”

Dividends payable to domestic stockholders that are individuals, trusts and estates are generally taxed at reduced tax rates applicable to “qualified dividends.” Dividends payable by REITs, however, generally are not eligible for those reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the favorable tax treatment given to non-REIT corporate dividends, which could affect the value of our real estate assets negatively.

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

Based on IRS guidance concerning the classification of Excess MSRs, we intend to treat our Excess MSRs as ownership interests in the interest payments made on the underlying residential mortgage loans, akin to an “interest only” strip. Under this treatment, for purposes of determining the amount and timing of taxable income, each Excess MSR is treated as a bond that was issued with original issue discount on the date we acquired such Excess MSR. In general, we will be required to accrue original issue discount based on the constant yield to maturity of each Excess MSR and to treat such original issue discount as taxable income in accordance with the applicable U.S. federal income tax rules. The constant yield of an Excess MSR will be determined, and we will be taxed, based on a prepayment assumption regarding future payments due on the residential mortgage loans underlying the Excess MSR. If the residential mortgage loans underlying an Excess MSR prepay at a rate different than that under the prepayment assumption, our recognition of original issue discount will be either increased or decreased depending on the circumstances. Thus, in a particular taxable year, we may be required to accrue an amount of income in respect of an Excess MSR that exceeds the amount of cash collected in respect of that Excess MSR. Furthermore, it is possible that, over the life of the investment in an Excess MSR, the total amount we pay for, and accrue with respect to, the

Excess MSR may exceed the total amount we collect on such Excess MSR. No assurance can be given that we will be entitled to a deduction for such excess, meaning that we may be required to recognize “phantom income” over the life of an Excess MSR.

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

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our net taxable income, subject to certain adjustments, although there can be no assurance that our operations will generate sufficient cash to make such distributions. Moreover, our ability to make distributions may be adversely affected by the risk factors described herein. See also “—Risks Related to our Stock—We have not established a minimum distribution payment level for our common stock, and we cannot assure you of our ability to pay distributions in the future.”

The stock ownership limit imposed by the Internal Revenue Code for REITs and our certificate of incorporation may inhibit market activity in our stock and restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first taxable year. Our certificate of incorporation, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Stockholders are generally restricted from owning more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of capital stock. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine in its sole discretion. These ownership limits could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

We purchase and sell Agency RMBS through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. In a dollar roll transaction, we exchange an existing TBA for another TBA with a different settlement date. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test. For a particular taxable year, we would treat such TBAs as qualifying assets for purposes of the REIT asset tests, and income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS and no assurance can be given that the IRS would not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that any opinion of Skadden, Arps, Slate, Meagher & Flom LLP would be based on various assumptions relating to any TBAs that we enter into and would be conditioned upon fact-based representations and covenants made by our management regarding such TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge any conclusions of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

General Risks

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and potential recession. A weak or declining economy or political disruption, including any international trade disputes, could exacerbate supply chain constraints that could ultimately harm our business.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our Former Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us, including, but not limited to, interests in MSRs, may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located in leased space at 799 Broadway, 8th Fl., New York, New York 10003. Rithm Capital does not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock, which is listed on the New York Stock Exchange (NYSE) under the symbol “RITM”. As of February 10, 2023, there were 27 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2017 through December 31, 2022. The past performance of our common stock is not an indication of future performance.

Total Return Performance
Rithm Capital Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
200
190
180
170
160
150
140
130
120
110
100
90
80
70
2017
2018
2019
2020
2021
2022

	Year Ended December 31,
Index	2017	2018	2019	2020	2021	2022
Rithm Capital Corp.	$100.0	$91.1	$117.1	$76.8	$89.8	$76.8
NAREIT All REIT	100.0	96.4	124.0	117.7	166.3	124.9
Russell 2000	100.0	88.1	110.6	132.6	152.3	121.1
NAREIT Mortgage REIT	100.0	98.4	119.4	97.1	112.3	82.7
S&P 500	100.0	94.8	124.7	147.6	189.9	155.5
See Note 22 to our Consolidated Financial Statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiaries, NRM and Newrez, which are subject to regulatory restrictions on their ability to pay distributions.

Nonqualified Stock Option and Incentive Award Plan

On April 29, 2013, Rithm Capital’s board of directors adopted the Plan, which was amended and restated as of November 4, 2014. The Plan is intended to facilitate the use of long-term equity-based awards and incentives for the benefit of the service providers to Rithm Capital and, prior to the Internalization, its Former Manager. All outstanding options granted under the Plan will be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the Plan is 15,000,000 shares.

Share Repurchase Program

For details regarding our share repurchase program, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stockholders’ Equity—Common Stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Part I, Item 1A, “Risk Factors.”

Management’s discussion and analysis of financial condition and results of operations is intended to allow readers to view our business from management’s perspective by (i) providing material information relevant to an assessment of our financial condition and results of operations, including an evaluation of the amount and certainty of cash flows from operations and from outside sources, (ii) focusing the discussion on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or future financial condition, including descriptions and amounts of matters that are reasonably likely, based on management’s assessment, to have a material impact on future operations and (iii) discussing the financial statements and other statistical data management believes will enhance the reader’s understanding of our financial condition, changes in financial condition, cash flows and results of operations.

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

COMPANY OVERVIEW

Rithm Capital is an investment manager that operates a vertically integrated mortgage platform and invests in real estate and related opportunities. We are structured as an internally managed REIT for U.S. federal income tax purposes. We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services to customers, servicers and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. For more information about our investment guidelines, see “—Investment Guidelines.”

Our portfolio is currently composed of mortgage servicing rights, mortgage origination and servicing companies (including ancillary mortgage services businesses), residential mortgage-backed securities, single-family rental properties, mortgage loans, consumer loans and other opportunistic investments. We conduct our business through the following segments: Origination, Servicing, MSR Related Investments, Residential Securities, Properties and Loans, Consumer Loans and Mortgage Loans Receivable. Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value, and risk management, taking into consideration available financing, and other relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, non-bank mortgage lenders and servicers, private equity firms, alternative assets managers, hedge funds and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provide us with a competitive advantage when pursuing attractive investment opportunities.

Our investments in operating entities include our mortgage origination and servicing subsidiaries, Newrez and Caliber, and special servicing divisions, as well as investments in related businesses. Our residential mortgage origination business sources and originates loans through four distinct channels: Direct to Consumer, Retail, Wholesale and Correspondent. Our servicing platforms offer our subsidiaries and third-party clients performing and special servicing capabilities. Within our operating entities, we also have a title company called Avenue 365 and an appraisal company called eStreet. We also have investments in Guardian and non-controlling interest in, and partnerships with, Covius and other entities that provide services that support the mortgage and housing industries. Lastly, in 2021, we acquired Genesis, a provider of mortgage loans to developers of new construction, renovation and rental to hold projects. Our acquisition of Genesis has bolstered and complemented our existing business strategy.
We seek to protect book value and the value of our assets by actively managing and hedging our portfolio. Diversification of our overall portfolio, including our portfolio assets and operating entities, and a variety of hedging strategies help contribute to book value stability. Both our portfolio composition (inclusive of long and short duration instruments and various operating businesses) and specific hedging instruments (including Agency MBS TBAs, interest rate swaps and others) are employed to mitigate book value volatility. We believe that the actions we have taken over the past number of years to diversify and grow our portfolio have allowed us to operate efficiently and perform dynamically across economic conditions.

We also seek to protect our assets and reduce the impact of prepayments on our MSRs and Excess MSR investments through own recapture efforts and agreements with our subservicers. Under our agreements with subservicers, Rithm Capital is generally entitled to the MSRs or a pro rata interest in the Excess MSRs on any initial or subsequent refinancing of loans relating to MSRs and Excess MSRs subserviced or serviced by PHH, LoanCare, Flagstar, Mr. Cooper, Valon, or SLS.

As of December 31, 2022, we had $32.5 billion in total assets and 5,763 employees, including those individuals employed by our operating entities.

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

In connection with the termination of the Management Agreement, we entered into a Transition Services Agreement with the Former Manager (the “Transition Services Agreement”) in order to facilitate the transition of management functions and operations through the earliest to occur of (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022. Under the Transition Services Agreement, the Former Manager provided (or caused to be provided), at cost, all of the services it was previously providing to us immediately prior to the Effective Date (“Transition Services”). The Former Manager ceased providing Transition Services as of December 31, 2022 in accordance with the Transition Services Agreement. The Transition Services primarily included information technology, legal, regulatory compliance, tax and accounting services. The Transition Services were provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses and were invoiced on a monthly basis. We incurred $4.9 million in costs for Transition Services for the year ended December 31, 2022 and these costs are reported in General and Administrative expense in the Consolidated Statements of Income.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Total equity	$7,010,068	$7,061,626	$7,062,998	$7,184,712	$6,669,380
Less: Preferred Stock Series A, B, C and D	1,257,254	1,258,667	1,258,667	1,258,667	1,262,481
Less: Noncontrolling interests of consolidated subsidiaries	67,067	71,055	69,171	62,078	65,348
Total equity attributable to common stock	$5,685,747	$5,731,904	$5,735,160	$5,863,967	$5,341,551

Common stock outstanding	473,715,100	473,715,100	466,856,753	466,786,526	466,758,266

Book value per common share	$12.00	$12.10	$12.28	$12.56	$11.44

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

Economic data and indicators regarding the overall financial health and condition of the U.S. for 2022 were mixed. On one hand, the U.S. economy showed resilience in the face of persistent COVID-19 pandemic-related economic headwinds bolstered by the combination of a strong rebound in real gross domestic product (“GDP”) in the second half of 2022 and tight labor markets, with the unemployment rate returning to the pre-COVID-19 pandemic and half-century low. In addition, widespread vaccination and less lethal strains of COVID-19 led to lower fatality rates, allowing the U.S. to move back toward normal economic activity. However, ongoing supply chain disruptions, the lingering effect of fiscal stimulus and the war in Ukraine caused inflation to surge to its highest level in 40 years. In response, the Federal Reserve tightened rates, triggering sharp selloffs in both fixed income and equity markets. With respect to the housing market, market corrections continued to accelerate in the second half of 2022 due to depressed demand from rapidly rising mortgage rates and elevated home prices.

Looking beyond 2022, while supply-chain disruptions have been easing, wage growth is beginning to slow. In addition, the U.S. and global economic growth continues to be threatened by the ongoing war in Ukraine, financial uncertainty in several major international economies, and renewed supply-chain disruptions due to resurgence of the COVID-19 pandemic in parts of Asia, all of which may lead to subpar growth or even a modest recession in 2023.

Labor Markets

The recovery of the U.S. labor market from the depths of the COVID-19 pandemic has been historic. In a little more than two years, the economy has recovered all jobs lost during the 2021 recession, and the unemployment rate remains near 50-year lows—as of December 31, 2022, the unemployment rate was 3.5%. Although the gap between labor supply and demand remains significant, there have been some signs of easing with the labor force participation rate trending higher and labor demand starting to soften toward the end of 2022. Even so, the demand for labor currently hovers near record highs.

Prices

In nearly every advanced economy, including in the U.S., inflation throughout 2022 rose to a level higher than historic averages, putting pressure on individuals, businesses and the stability of economies. Inflation has been primarily driven by supply being insufficient to meet demand and largely attributable to the aftereffects of the COVID-19 pandemic, including the ongoing supply chain issues which have created bottlenecks for specific goods. Additionally, the war in Ukraine has added ongoing upward pressure on energy and food costs.

Housing Market

Starting in the second quarter of 2022, the correction observed in housing markets became more pronounced throughout the remainder of the year as rising mortgage rates and elevated house prices significantly curtailed demand. Since the start of 2022, existing and new home sales have trended lower; existing home sales—which account for substantially all home sales—declined 17% year over year. Given falling sales, inventories of homes available for sale have risen from all-time lows.

Measured with a lag, house prices remain elevated after accelerating sharply over the past two years. Nonetheless, house prices have slowed during 2022 as demand has declined. The Case-Shiller national house price index—which measures sales prices of existing homes—was up 7.7% over the year ended in November 2022, slowing markedly from the 18.9% advance of the year through November 2021. Similarly, the FHFA house price index was up 8.2% over the year ended in November 2022, down from 17.0% pace during the previous year through November 2021. Meanwhile, new construction starts and permits for future starts weakened further in 2022. Single-family housing starts dropped 21.8% year over year. Single-family permits also were down, decreasing 29.9% compared to 2021.

The National Association of Home Builders’ housing market index dropped to 31 in December 2022 on a preliminary basis, less than half the level of 84 at the end of 2021, suggesting that home builder sentiment has deteriorated sharply in the wake of higher mortgage rates and rising materials costs.

As of January 2023, the MBA estimated total U.S. origination volume for 2022 was $2.2 trillion, down from an estimated $4.4 trillion, or 49%, in 2021. Furthermore, 30% of 2022 activity was related to refinance volume, a decline from 58% in 2021. Looking forward, the MBA forecasts origination volumes to decline in 2023 to $1.9 trillion before increasing to $2.3 trillion in 2024. Furthermore, refinance activity for 2023 and 2024 is forecasted to be 24% and 28%, respectively. With respect to the purchase market, despite rising mortgage rates leading to a drop in refinances, the economy is expected to continue supporting an increase in home sales in 2023 largely driven by continued shortages of construction materials, buildable lots and other inputs. The MBA views 2023 as predominantly a purchase market.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted since mid-March 2020 by the COVID-19 pandemic as well as the other events such as the war in Ukraine beginning in February of 2022.

The following table summarizes the annualized GDP growth rate:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Real GDP	2.9%(A)	3.2%	(0.6)%	(1.6)%	6.9%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Unemployment rate	3.5%	3.5%	3.6%	3.6%	3.9%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
10-year U.S. Treasury rate	3.9%	3.8%	3.0%	2.3%	1.5%
30-year fixed mortgage rate	6.4%	6.7%	5.7%	4.7%	3.1%

Since May 2022, in response to the inflationary pressures, the Federal Reserve has rapidly raised interest rates and indicated it anticipates further interest rate increases. Rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. Additionally, higher interest rates on dividends paid on certain of our preferred stock that reset to floating rates would adversely affect our cash flows.

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty related to market volatility and inflationary pressures, the ultimate impact of the COVID-19 pandemic, as well as the geopolitical risks associated with the war in Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current economic environment, potential impacts of the COVID-19 pandemic and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures, the COVID-19 pandemic, and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans, and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6-, and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the SOFR as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, some market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. For example, the mortgage and derivatives markets have adopted the daily compounded and paid in arrears SOFR convention. In contrast, GSEs, such as Fannie Mae and

Freddie Mac, have begun issuing adjustable rate mortgages and mortgage-backed securities indexed to the 30-, 90-, and 180-day Average SOFR rates published by the Federal Reserve Bank of New York as well as term SOFR rates in the future.

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

The Financial Accounting Standards Board has issued accounting guidance that provides optional expedients and exceptions to contracts, hedging relationships and other transactions impacted by LIBOR transition if certain criteria are met. The guidance can be applied as of January 1, 2020. In preparation for the phase-out of LIBOR, the Company has adopted and implemented the SOFR index for its Freddie Mac and Fannie Mae adjustable-rate mortgages. For debt facilities that do not mature prior to the phase-out of LIBOR, the Company adopted the allowable contract modification relief optional expedient and has begun amending terms to transition to an alternative benchmark. During the year ended December 31, 2022, new and renewed facilities began adopting the SOFR index, while other facilities early adopted and transitioned to the SOFR index.

OUR PORTFOLIO

Our portfolio, as of December 31, 2022, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2022
Investments	$2,066,798	$7,304,637	$2,091,507	$11,462,942	$8,289,277	$2,248,591	$363,756	$2,064,028	$—	$24,428,594
Cash and cash equivalents	163,452	440,739	276,690	880,881	381,456	361	605	52,441	20,764	1,336,508
Restricted cash	24,316	136,933	69,347	230,596	4,604	4,627	15,930	25,369	—	281,126
Other assets	224,705	2,204,127	3,000,911	5,429,743	248,283	324,119	29,375	170,129	146,260	6,347,909
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$2,491,107	$10,098,976	$5,443,547	$18,033,630	$8,923,620	$2,577,698	$409,666	$2,367,698	$167,024	$32,479,336
Debt	$1,909,030	$4,751,454	$3,272,945	$9,933,429	$7,430,463	$1,937,395	$299,498	$1,733,579	$567,371	$21,901,735
Other liabilities	214,148	2,081,536	35,052	2,330,736	776,785	272,484	1,176	25,818	160,534	3,567,533
Total liabilities	2,123,178	6,832,990	3,307,997	12,264,165	8,207,248	2,209,879	300,674	1,759,397	727,905	25,469,268
Total equity	367,929	3,265,986	2,135,550	5,769,465	716,372	367,819	108,992	608,301	(560,881)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	—	12,193	24,630	—	—	42,437	—	—	67,067
Total Rithm Capital stockholders’ equity	$355,492	$3,265,986	$2,123,357	$5,744,835	$716,372	$367,819	$66,555	$608,301	$(560,881)	$6,943,001
Investments in equity method investees	$—	$—	$72,437	$72,437	$—	$—	$—	$—	$—	$72,437

Operating Investments

Origination

Our origination business operates within our Mortgage Company. We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, provide refinance opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the Agencies, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and Non-Agency and non-QM loans, through our SMART Loan Series. Our non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans.

We generate revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and DTC being the highest. We sell conforming loans to the GSEs and securitize Non-QM residential loans. We utilize warehouse financing to fund loans at origination through the sale date.

For the full year ended December 31, 2022, funded loan origination volume was $67.6 billion, down from $123.3 billion in the year prior, primarily attributable to a higher interest rate environment that drove decreases in origination volumes across all channels. Additionally, 70% of all funded production during 2022 was purchase origination, up from 42% for the prior year. Lastly, for the full year ended December 31, 2022, approximately 58.0% of funded production was Agency, 37.0% was Government, 1.0% was Non-QM and 3.0% was Non-Agency residential mortgage loans.

Gain on sale margins for the full year ended December 31, 2022 was 1.70%, 19 bps higher than 1.51% for the same period in 2021. During 2022, gain on sale margins continued to level off to more normal levels largely driven by weakening demand for loans amid excess industry capacity due to an escalating interest rate environment weighing on the residential real estate market.

Included in our Origination segment are the financial results of two services businesses, eStreet and Avenue 365. EStreet offers appraisal valuation services and Avenue 365 provides title insurance and settlement services to our Mortgage Company and third parties.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(in millions)	2022	% of Total	2021	% of Total	Amount	%
Production by Channel
Direct to Consumer	$8,263	12%	$25,182	20%	$(16,919)	(67)%
Retail	19,037	28%	16,781	14%	2,256	13%
Wholesale	11,000	16%	16,189	13%	(5,189)	(32)%
Correspondent	29,308	44%	65,137	53%	(35,829)	(55)%
Total Production by Channel	$67,608	100%	$123,289	100%	$(55,681)	(45)%

Production by Product
Agency	$38,937	58%	88,272	72%	(49,335)	(56)%
Government	24,810	37%	32,380	26%	(7,570)	(23)%
Non-QM	1,356	1%	603	1%	753	125%
Non-Agency	1,902	3%	1,690	1%	212	13%
Other	603	1%	344	—%	259	75%
Total Production by Product	$67,608	100%	$123,289	100%	$(55,681)	(45)%

% Purchase	70%		42%
% Refinance	30%		58%

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	Amount	%
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$1,039,939	$1,704,363	$(664,424)	(39.0)%

Pull through adjusted lock volume	$61,138,009	$112,644,932	$(51,506,923)	(45.7)%

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.70%	3.97%
Retail	3.29%	3.66%
Wholesale	1.09%	1.09%
Correspondent	0.31%	0.28%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.70%	1.51%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $0.6 billion and $2.3 billion for the year ended December 31, 2022 and 2021, respectively.
(C)Excludes $46.3 million and $122.5 million of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net for the year ended December 31, 2022 and 2021, respectively, related to the MSR Related Investments, Servicing, and Residential Securities and Mortgage Loans segments, as well as intercompany eliminations (Note 9 to the Consolidated Financial Statements).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Servicing

Our servicing business operates through our SMS performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of December 31, 2022, the performing loan servicing division serviced $393.3 billion UPB of loans and the special servicing division serviced $110.3 billion UPB of loans, for a total servicing portfolio of $503.6 billion UPB, representing a 4.3% increase from December 31, 2021.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing on behalf of Rithm Capital or its subsidiaries (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”) for third parties and delinquent loans subserviced for other Rithm Capital subsidiaries for the periods presented.

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(in millions)	2022	2021	Amount	%
Performing Servicing
MSR Assets	$391,284	$376,218	$15,066	4.0%
Residential Whole Loans	1,932	7,539	(5,607)	(74.4)%
Third Party	83	509	(426)	(83.7)%
Total Performing Servicing	393,299	384,266	9,033	2.4%

Special Servicing
MSR Assets	$10,613	$13,634	$(3,021)	(22.2)%
Residential Whole Loans	6,698	6,558	140	2.1%
Third Party	92,953	78,305	14,648	18.7%
Total Special Servicing	110,264	98,497	11,767	11.9%
Total Servicing Portfolio	$503,563	$482,763	$20,800	4.3%
Agency Servicing
MSR Assets	$276,555	$272,919	$3,636	1.3%
Third Party	9,286	11,027	(1,741)	(15.8)%
Total Agency Servicing	285,841	283,946	1,895	0.7%

Government Servicing
MSR Assets	$120,733	$109,577	$11,156	10.2%
Total Government Servicing	120,733	109,577	11,156	10.2%

Non-Agency (Private Label) Servicing
MSR Assets	$4,609	$7,356	$(2,747)	(37.3)%
Residential Whole Loans	8,630	14,097	(5,467)	(38.8)%
Third Party	83,750	67,787	15,963	23.5%
Total Non-Agency (Private Label) Servicing	96,989	89,240	7,749	8.7%
Total Servicing Portfolio	$503,563	$482,763	$20,800	4.3%
The table below summarizes base servicing fees and other fees for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2022	2021	Amount	%
Base Servicing Fees
MSR Assets	$1,187,130	$731,924	$455,206	62.2%
Residential Whole Loans	11,354	16,448	(5,094)	(31.0)%
Third Party	92,589	103,617	(11,028)	(10.6)%
Total Base Servicing Fees	1,291,073	851,989	439,084	51.5%

Other Fees
Incentive	63,213	85,789	(22,576)	(26.3)%
Ancillary	53,019	49,900	3,119	6.3%
Boarding	6,301	9,720	(3,419)	(35.2)%
Other	18,341	28,490	(10,149)	(35.6)%
Total Other Fees(A)	140,874	173,899	(33,025)	(19.0)%

Total Servicing Fees	$1,431,947	$1,025,888	$406,059	39.6%
(A)Includes other fees earned from third parties of $39.5 million and $54.9 million for the year ended December 31, 2022 and 2021, respectively.

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

See Note 19 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR Financing Receivables.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of December 31, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.2%, 8.0%, 6.0%, 2.0% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR Financing Receivables). The remaining 74.5% of the underlying UPB of the related mortgages is serviced by our Mortgage Company.

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

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over LIBOR or SOFR. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR Financing Receivables as of December 31, 2022.

(dollars in millions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
Agency	$364,879.1	30	$6,022.3
Non-Agency	53,881.9	46	794.4
Ginnie Mae	121,136.3	41	2,072.7
Total	$539,897.3	34	$8,889.4

The following tables summarize the collateral characteristics of the loans underlying our investments in MSRs and MSR Financing Receivables as of December 31, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Agency	$6,022,266	$364,879,106	1,957,959	755	3.7%	279	52	1.4%	5.3%	5.2%	—%	4.2%
Non-Agency	794,459	53,881,903	484,870	635	4.3%	289	200	10.0%	6.6%	4.7%	1.9%	2.9%
Ginnie Mae	2,072,678	121,136,315	520,997	694	3.4%	329	28	0.6%	4.6%	4.5%	—%	5.3%
Total	$8,889,403	$539,897,324	2,963,826	729	3.7%	291	61	2.1%	5.2%	5.0%	0.2%	4.3%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
Agency	0.5%	0.2%	—%	0.1%
Non-Agency	5.0%	6.1%	0.8%	2.5%
Ginnie Mae	2.1%	0.5%	—%	0.5%
Weighted Average	1.3%	0.9%	0.1%	0.4%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Excess MSRs

The tables below summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$48.2	32	18	32.5% – 100%	$249.4
(A)The MSR is a weighted average as of December 31, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)Serviced by Mr. Cooper and SLS, we also invested in related Servicer Advance Investments, including the basic fee component of the related MSR (Note 7 to our Consolidated Financial Statements) on $17.0 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$19.3	33	21	50.0%	66.7%	33.3%	$135.4
(A)The MSR is a weighted average as of December 31, 2022, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSR investments as of December 31, 2022 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Total/Weighted Average(I)	$249,366	$48,154.644	326,497	711	4.4%	247	156	7.1%	6.5%	0.7%	13.0%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
Total/Weighted Average(G)	1.8%	2.8%	0.7%	0.3%
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
(E)Involuntary prepayment rate represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(G)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following tables summarize the collateral characteristics as of December 31, 2022 of the loans underlying Excess MSR investments made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
Total/Weighted Average	$135,356	$19,299,726	33.3%	188,183	722	4.5%	229	116	7.7%	7.6%	0.1%	21.0%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
Agency(G)	1.2%	0.5%	0.1%	0.1%
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
(E)Involuntary prepayment rate represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
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

The following tables summarize our Servicer Advance Investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2022
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$392,749	$398,820	$17,033,753	$341,628	2.0%
(A)Carrying value represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.

The following summarizes additional information regarding our Servicer Advance Investments, and related financing, as of and for the year ended, December 31, 2022 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Year Ended December 31, 2022	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value		Gross	Net(D)	Gross	Net
Servicer Advance Investments(E)	5.7%	8.4	$(9,950)	$319,276	90.2%	88.3%	6.5%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following types of advances are included in Servicer Advance Investments:

December 31, 2022
Principal and interest advances	$66,892
Escrow advances (taxes and insurance advances)	155,438
Foreclosure advances	119,298
Total	$341,628

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate industries. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate industries. As of December 31, 2022, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of December 31, 2022 (dollars in thousands):

				Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$7,463,522	$7,290,473	100.0%	$91,770	$(43,826)	$7,338,417	36	8.6	1.3%	$6,821,788
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the year ended December 31, 2022:

Net Interest Spread(A)
Weighted Average Asset Yield	4.98%
Weighted Average Funding Cost	4.14%
Net Interest Spread	0.84%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We largely employ our Agency RMBS position as a hedge to our MSR portfolio. Our Agency RMBS portfolio was $7.3 billion as of December 31, 2022 compared to $8.4 billion as of December 31, 2021. We finance our Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2022 and 2021, the Company pledged Agency RMBS with a carrying value of approximately $7.1 billion and $8.4 billion, respectively, as collateral for borrowings under repurchase agreements. To the extent available on desirable terms, we expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2022, 57.4% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2022 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,907,412	$947,346	$128,567	$(125,053)	$950,860	$608,675
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2022 (dollars in thousands):

	Non- Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(A)	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Non-Agency RMBS	669	$17,906,380	$946,814	100.0%	$949,805	22.7%	0.2%	7.1	3.0%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Non-Agency RMBS	10.9	0.6	6.6%	2.7%	0.7%
(A)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2022.
(C)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $16.6 million and $1.1 million, respectively, for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio as of December 31, 2022:

Net Interest Spread(A)
Weighted Average Asset Yield	4.28%
Weighted Average Funding Cost	6.45%
Net Interest Spread	(2.17)%
(A)The Non-Agency RMBS portfolio consists of 35.0% floating rate securities and 65.0% fixed rate securities (based on amortized cost basis).

We finance our Non-Agency RMBS with short-term borrowings under master repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. At December 31, 2022 and 2021, the Company pledged Non-Agency RMBS with a carrying value of approximately $946.2 million and $924.9 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. In addition, a portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 19 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

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

Refer to Note 24 in our Consolidated Financial Statements for further details on these transactions for additional discussion regarding call rights and transactions with affiliates.

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

As of December 31, 2022, we had approximately $4.0 billion outstanding face amount of residential mortgage loans. These investments were financed with secured financing agreements with an aggregate face amount of approximately $2.6 billion and secured notes and bonds payable with an aggregate face amount of approximately 0.8 billion.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2022 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$538,710	$452,519	9,612	8.5%	4.3

Acquired performing loans(C)	85,049	72,425	2,249	8.5%	5.2
Acquired non-performing loans(D)	32,798	28,602	448	7.8%	3.0
Total residential mortgage loans, held-for-sale, at lower of cost or market	$117,847	$101,027	2,697	8.3%	4.6

Acquired performing loans(C)(E)	947,910	890,131	4,474	5.7%	19.2
Acquired non-performing loans(D)(E)	369,220	340,342	1,938	4.3%	27.9
Originated loans	2,070,758	2,066,798	5,760	6.5%	29.5
Total residential mortgage loans, held-for-sale, at fair value	$3,387,888	$3,297,271	12,172	6.0%	26.4
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
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 90 days or more past due.
(D)As of December 31, 2022, Rithm Capital has placed non-performing loans, held-for-sale on non-accrual status, except as described in (E) below.
(E)Includes $523.1 million and $299.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, LTV ratios, and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR or SOFR. At December 31, 2022 and 2021, the Company pledged residential mortgage loans with a carrying value of approximately $3.0 billion and $11.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 19 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of December 31, 2022 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
Consumer loans, held-for-investment	$330,428	55,281	17.9%	13.7%	216	3.4	1.4%	21.3%	4.3%
(A)     Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(B)    Represents the annualized rate of the voluntary prepayments during the three months as a percentage of the total principal balance of the pool.
(C)     Represents the annualized rate of the involuntary prepayments (defaults) during the three months as a percentage of the total principal balance of the pool.

We have financed our investments in consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

Single-Family Rental (“SFR”) Portfolio

We continue to invest in and grow our SFR portfolio and strive to become a leader in the SFR industry by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes. As of December 31, 2022, our SFR portfolio consisted of approximately 3,761 units with an aggregate carrying value of $971.3 million, up from 2,551 units with an aggregate carrying value of $579.6 million as of December 31, 2021. During the years ended December 31, 2022 and 2021, we acquired approximately 1,226 and 2,294 SFR units, respectively.

The following table summarizes certain key SFR property metrics as of December 31, 2022 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	96	2.6%	$17,949	1.8%	$187	79.2%	$1,480	1,578
Arizona	154	4.1%	60,262	6.2%	391	87.6%	2,000	1,543
Florida	843	22.4%	225,414	23.2%	267	91.1%	1,868	1,448
Georgia	757	20.1%	178,190	18.3%	235	83.3%	1,811	1,769
Indiana	120	3.2%	26,280	2.7%	219	90.0%	1,597	1,625
Mississippi	127	3.4%	22,473	2.3%	177	92.0%	1,582	1,652
Missouri	362	9.6%	71,227	7.3%	197	75.3%	1,542	1,469
Nevada	109	2.9%	35,863	3.7%	329	97.2%	1,842	1,456
North Carolina	445	11.8%	128,835	13.3%	290	84.1%	1,740	1,543
Oklahoma	57	1.5%	12,898	1.3%	226	80.7%	1,521	1,627
Tennessee	88	2.3%	29,192	3.0%	332	87.5%	1,909	1,500
Texas	571	15.2%	154,494	15.9%	271	93.5%	1,903	1,811
Other U.S.	32	0.9%	8,236	1.0%	257	86.8%	1,733	1,585
Total/Weighted Average	3,761	100.0%	$971,313	100.0%	$258	87.0%	$1,786	1,606

We primarily rely on the use of credit facilities, term loans, and mortgage-backed securitizations to finance purchases of SFR properties. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our SFR properties.

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

Properties securing our loans are typically secured by a mortgage or a first deed of trust lien on real estate. Depending on loan type, the size of each loan committed is based on a maximum loan value in accordance with our lending policy. For construction and renovation loans, we generally use loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) ratio. For bridge loans, we use an LTV ratio. LTC and LTARV are measured by the total commitment amount of the loan at origination divided by the total estimated cost of a project or value of a property after renovations and improvements to a property. LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal.

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

Each loan is typically backed by a corporate or personal guarantee to provide further credit support for the loan. The guarantee may be collaterally secured by a pledge of the guarantor’s interest in the borrower or other real estate or assets owned by the guarantor.

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.8% to 10.0%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2022, the average commitment size of our loans was $1.7 million and the weighted average remaining term to contractual maturity of our loans was 8.8 months.

We typically receive loan origination fees, or “points” of up to 5.3% of the total commitment at origination which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans, and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

As of December 31, 2022, we have loans in 33 states with the majority of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the year ended December 31, 2022 (dollars in thousands):

Loans originated	$2,411,183
Loans repaid(A)	$1,406,936
Number of loans originated	1,723
Unpaid principal balance	$2,064,028
Total commitment	$2,887,828
Average total commitment	$1,722
Weighted average contractual interest(B)	9.6%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of December 31, 2022 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	622	37.1%	$1,738,396	60.2%	76.8% / 65.6%
Bridge	701	41.8%	840,264	29.1%	75.3%
Renovation	354	21.1%	309,168	10.7%	78.0%/ 66.1%
Total	1,677	100.0%	$2,887,828	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of December 31, 2022 (dollars in thousands):

	Number of Loans	% of Total	Total Commitment	% of Total
California	682	40.7%	$1,522,338	52.7%
Washington	144	8.6%	293,768	10.2%
New York	41	2.4%	170,744	5.9%
Other U.S.	810	48.3%	900,978	31.2%
Total	1,677	100.0%	$2,887,828	100.0%

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

As of December 31, 2022, we recorded a deferred tax liability of $711.9 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us as well as deferred tax liabilities generated from changes in fair value of MSRs, loans, and swaps held within taxable entities.

For the year ended December 31, 2022, we recognized deferred tax expense (benefit) of $271.2 million primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income in our servicing and origination business segments.

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

The mortgage and financial industries are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2022; however, uncertainty related to market volatility and inflationary pressures, as well as the geopolitical risks associated with the war in Ukraine, will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2022 inherently less certain than they would be absent the current economic environment and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

MSRs and MSR Financing Receivables

Classification and valuation — An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 20 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

Impairment — We evaluate the cost basis of investments in securities not accounted for under the fair value option on at least a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security's cost basis is considered impaired. We must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in Other Income (Loss) in the Consolidated Statements of Income. If it is determined as of the financial reporting date that all or a portion of a security's cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security's cost basis. This adjustment to the amortized cost basis of the security is reflected in Gain (Loss) on Settlement of Investments, Net in the Consolidated Statements of Income.

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

Our loans are generally categorized as Level 2 or 3 under the GAAP fair value hierarchy, as described in Note 20 to our Consolidated Financial Statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

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

Interest income recognition — Interest income on mortgage loans is accrued based on the unpaid principal balance and the contractual interest rate. Interest earned on mortgage loans are reported in Interest Income in the Consolidated Statements of Income. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectability.

Impairment — Subsequent to the adoption of CECL on January 1, 2020, all residential mortgage loans are carried at fair value or the lower of cost or fair value. As a result, these loans are not subject to an allowance for credit losses under the CECL impairment model.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the nonaccrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Our ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 21. Variable Interest Entities.”

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes on income earned outside of our TRSs. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” Rithm Capital operates various business segments, including servicing, origination, and MSR related investments, through TRSs that are subject to regular corporate income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Consolidated Financial Statements.

Accounting Impact of Valuation Changes

Rithm Capital’s assets fall into three general categories as disclosed in the table below. These categories are:

Marked to Market Assets (“MTM Assets”) — Assets that are marked to market through the Consolidated Statements of Income. Changes in the value of these assets (i) are recorded in the Consolidated Statement of Income, as unrealized gains or losses that impact net income, and (ii) impact our Total Rithm Capital Stockholders’ Equity (net book value).

Other Comprehensive Income Assets (“OCI Assets”) — Assets that are marked to market through the Consolidated Statements of Comprehensive Income. Changes in the value of these assets (i) are recorded in the Consolidated Statements of Comprehensive Income as unrealized gains or losses, and therefore do not impact net income on the Consolidated Statement of Income, and (ii) impact our Total Rithm Capital Stockholders’ Equity (net book value).

Cost Assets — Assets that are not marked to market. Changes in value of these assets do not impact net income in the Consolidated Statement of Income nor do they impact our Total Rithm Capital Stockholders’ Equity (net book value).

An exception to these descriptions results from changes in value that represent impairment. Any such change (i) is recorded in the Consolidated Statements of Income, as impairment that impacts net income, and (ii) impacts our Total Rithm Capital Stockholders’ Equity (net book value). In the case of Residential Mortgage Loans, Held-for-Sale, at Lower of Cost or Fair Value, any reductions in value are considered impairment. Impairment on loans and REO as well as securities subsequent to the adoption of CECL on January 1, 2020 is subject to reversal if values subsequently increase.

All of Rithm Capital’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability, certain debt accounted for under the fair value option and contingent consideration liabilities (which are marked to market through the Consolidated Statements of Income), are recorded at their amortized cost basis.

The table below summarizes Rithm Capital’s assets by category as of December 31, 2022:

MTM Assets	OCI Assets	Cost Assets
Real estate and other securities accounted for under the fair value option	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-sale, at lower of cost or fair value
Excess MSRs		Single-family rental properties
Excess MSRs, equity method investees		Real estate owned (REO)
MSRs and MSR financing receivables		Servicer advances receivable
Servicer advance investments		Trades receivable
Certain assets within Other assets, primarily derivatives and equity investments		Deferred taxes
Residential mortgage loans, held-for-sale at fair value		Other assets, except as described above
Residential mortgage loans, held-for-investment, at fair value
Consumer loans
Mortgage loans receivable

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost, and gain on sale of loans less cost to originate. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, mortgage loans receivable, or the non-Agency RMBS held in our investment portfolio.

During the year ended December 31, 2022, interest rates increased and remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose, and commercial loans. Higher interest rates also increase our financing costs.

On June 17, 2022, we entered into definitive agreements with the Former Manager to internalize our management function. As part of the termination of the existing Management Agreement, we paid $400.0 million (subject to certain adjustments) to the Former Manager. Following the Internalization, we no longer pay a management or incentive fee to the Former Manager.

In the second half of 2021, we completed two acquisitions, Caliber Home Loans, Inc. and Genesis Capital, LLC. As a result of these acquisitions, year over year operating revenues and expenses increased.

Summary of Results of Operations

The following tables summarize the changes in our results of operations for the year ended December 31, 2022 compared to 2021 year-to-year (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,831,964	$1,559,554	$272,410	17.5%
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120) and $(1,192,646), respectively)	732,750	(575,353)	1,308,103	(227.4)%
Servicing revenue, net	2,564,714	984,201	1,580,513	160.6%
Interest income	1,075,981	810,896	265,085	32.7%
Gain on originated residential mortgage loans, held-for-sale, net	1,086,232	1,826,909	(740,677)	(40.5)%
	4,726,927	3,622,006	1,104,921	30.5%
Expenses
Interest expense and warehouse line fees	791,001	497,308	293,693	59.1%
General and administrative	875,428	864,028	11,400	1.3%
Compensation and benefits	1,231,446	1,159,810	71,636	6.2%
Management fee to affiliate	46,174	95,926	(49,752)	(51.9)%
Termination fee to affiliate	400,000	—	400,000	n/m
	3,344,049	2,617,072	726,977	27.8%
Other income (loss)
Change in fair value of investments, net	1,108,290	11,723	1,096,567	n/m
Gain (loss) on settlement of investments, net	(1,359,679)	(234,561)	(1,125,118)	479.7%
Other income (loss), net	131,312	181,712	(50,400)	(27.7)%
	(120,077)	(41,126)	(78,951)	192.0%
Income before income taxes	1,262,801	963,808	298,993	31.0%
Income tax expense	279,516	158,226	121,290	76.7%
Net income	$983,285	$805,582	$177,703	22.1%
Noncontrolling interests in income of consolidated subsidiaries	28,766	33,356	(4,590)	(13.8)%
Dividends on preferred stock	89,726	66,744	22,982	34.4%
Net income attributable to common stockholders	$864,793	$705,482	$159,311	22.6%
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,699,587	$1,446,509	$253,078	17.5%
Ancillary and other fees	132,377	113,045	19,332	17.1%
Servicing fee revenue and fees	1,831,964	1,559,554	272,410	17.5%
Change in fair value due to:
Realization of cash flows	(631,120)	(1,192,646)	561,526	(47.1)%
Change in valuation inputs and assumptions(A)	1,449,134	680,088	769,046	113.1%
Change in fair value of derivative instruments	(11,316)	(30,481)	19,165	(62.9)%
(Gain) loss realized	5,093	2,410	2,683	111.3%
Gain (loss) on settlement of derivative instruments	(79,041)	(34,724)	(44,317)	127.6%
Servicing revenue, net	$2,564,714	$984,201	$1,580,513	160.6%
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Changes in interest rates and prepayment rates	$2,165,802	$544,706	$1,621,096	297.6%
Changes in discount rates	(187,494)	113,305	(300,799)	(265.5)%
Changes in other factors	(529,174)	22,077	(551,251)	n/m
Change in valuation and assumptions	$1,449,134	$680,088	$769,046	113.1%
Percentage changes in the table above deemed “n/m” are not meaningful.

The table below summarizes the unpaid principal balances of our MSRs and MSR Financing Receivables:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2022	2021	Amount	%
GSE	$364,879	$374,816	$(9,937)	(2.7)%
Non-Agency	53,882	63,851	(9,969)	(15.6)%
Ginnie Mae	121,136	109,946	11,190	10.2%
Total	$539,897	$548,613	$(8,716)	(1.6)%

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2022	2021	Amount	%
Performing Servicing	$393,299	$384,266	$9,033	2.4%
Special Servicing	110,264	98,497	11,767	11.9%
Total Servicing Portfolio	$503,563	$482,763	$20,800	4.3%

Servicing revenue, net increased $1.6 billion, primarily driven by (i) a $0.8 billion net increase in the fair value of our MSR portfolio attributable to favorable mark-to-market adjustments related to slower projected prepayment rates and higher estimated custodial earnings due to an increase in projected forward interest rates, partially offset by higher discount rates, and (ii) a $0.6 billion decrease in realization of cash flows as a result of slower prepayments. In addition, the higher average unpaid principal balance year-over-year drove (iii) a $0.3 billion increase in servicing fee revenue and fees.

As of December 31, 2022, the performing loan servicing division serviced $393.3 billion UPB of loans and the special servicing division serviced $110.3 billion UPB of loans, for a total servicing portfolio of $503.6 billion UPB, representing a 4.3% increase from December 31, 2021.

Interest Income

Interest income for the year ended December 31, 2022 increased $265.1 million primarily driven by higher interest rates during 2022, including higher float income earned on custodial accounts associated with our MSRs, and the inclusion of results from Caliber and Genesis for the full year 2022.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Year Ended December 31,
	2022	2021
Direct to Consumer	3.70%	3.97%
Retail	3.29%	3.66%
Wholesale	1.09%	1.09%
Correspondent	0.31%	0.28%
	1.70%	1.51%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(in millions)	2022	% of Total	2021	% of Total	Amount	%
Production by Channel
Direct to Consumer	$8,263	12%	$25,182	20%	$(16,919)	(67.2)%
Retail	19,037	28%	16,781	14%	2,256	13.4%
Wholesale	11,000	16%	16,189	13%	(5,189)	(32.1)%
Correspondent	29,308	44%	65,137	53%	(35,829)	(55.0)%
Total Production by Channel	$67,608	100%	$123,289	100%	$(55,681)	(45.2)%

Gain on originated residential mortgage loans, held-for-sale, net decreased $740.7 million year over year, primarily driven by a reduction in the pull through adjusted lock volume attributable to an increase in interest rates during the year, partially offset by the inclusion of the Caliber acquisition for the full year 2022. For the year ended December 31, 2022, loan origination volume was $67.6 billion, down from $123.3 billion in the prior year.

During 2022, gain on sale margins continued to revert to historical levels largely driven by weakening demand for loans amid excess industry capacity due to an escalating interest rate environment weighing on the residential real estate market. Gain on sale margin for the year ended December 31, 2022 was 1.70%, 19 bps higher than 1.51% for the prior year. The higher gain on sale margin for 2022 was driven by channel mix—funded loan production in our higher margin Retail channel outpaced production in lower margin channels. 70% of all funded origination volume during 2022 was purchase origination, up from 42% in 2021.

Interest Expense and Warehouse Line Fees

Interest expense increased $293.7 million year over year, primarily attributable to the higher interest rates in 2022.

General and Administrative

General and Administrative expenses consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Legal and professional	$78,837	$102,114	$(23,277)	(22.8)%
Loan origination	108,149	196,989	(88,840)	(45.1)%
Occupancy	116,526	70,616	45,910	65.0%
Subservicing	162,972	224,138	(61,166)	(27.3)%
Loan servicing	11,759	16,440	(4,681)	(28.5)%
Property and maintenance	93,689	69,083	24,606	35.6%
Other	303,496	184,648	118,848	64.4%
Total general and administrative expenses	$875,428	$864,028	$11,400	1.3%

General and administrative expenses increased $11.4 million year over year. Legal and professional fees decreased primarily due to lower deal costs incurred in 2022. Loan origination, subservicing fees, and loan servicing fees decreased due to lower loan production volume throughout 2022 commensurate with the increasing rate environment. The increase in occupancy expense reflects a full year of Caliber and Genesis expenses for 2022. Property and maintenance expenses increased due to continued growth at Guardian. Other expenses increased primarily due to higher information technology and marketing expenses due to a full year of Caliber and Genesis expenses, and higher single family rental property expenses driven by property purchases.

Compensation and Benefits

Compensation and benefits increased $71.6 million year over year, primarily due to the Caliber and Genesis acquisitions in the latter half of 2021, which initially added over 7,000 in headcount. Additionally, on June 17, 2022, we entered into definitive agreements with the Former Manager to internalize our management function. Following the Internalization, we no longer pay a management fee to the Former Manager and we have assumed compensation and benefit expenses directly. These increases were partially offset by a reduction in headcount primarily within our Origination segment commensurate with aligning our expense base to a lower production environment. Total headcount at December 31, 2022 was 5,763, down from 12,296 at December 31, 2021.

Management Fee to Affiliate

Management fee to affiliate decreased $49.8 million year over year due to the Internalization effective June 17, 2022. See Notes 1, 24 and 26 to our Consolidated Financial Statements for further information regarding the management fee to affiliate.

Termination Fee to Affiliate

The termination fee to affiliate of $400.0 million for the year ended December 31, 2022 relates to the Internalization effective June 17, 2022. See Notes 1, 24 and 26 to our Consolidated Financial Statements for further information regarding the termination fee to affiliate.

Other Income (Loss)

Other Income (Loss) consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Change in fair value of investments, net	$1,108,290	$11,723	$1,096,567	n/m
Gain (loss) on settlement of investments, net	(1,359,679)	(234,561)	(1,125,118)	479.7%
Other income (loss), net	131,312	181,712	(50,400)	(27.7)%
	$(120,077)	$(41,126)	$(78,951)	192.0%
Percentage changes in the table above deemed “n/m” are not meaningful.

The following table summarizes the components of Other income (loss):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	Amount	%
Real estate and other securities	$235,591	$(400,369)	$635,960	(159)%
Residential mortgage loans	(173,644)	155,758	(329,402)	(211.5)%
Derivative instruments	1,094,467	298,803	795,664	266.3%
Other(A)	(48,124)	(42,469)	(5,655)	13.3%
Change in fair value of investments, net	1,108,290	11,723	1,096,567	n/m

Sale of real estate securities	(1,735,009)	(89,811)	(1,645,198)	n/m
Sale of acquired residential mortgage loans	55,298	120,680	(65,382)	(54.2)%
Settlement of derivatives	374,464	(172,581)	547,045	(317.0)%
Liquidated residential mortgage loans	(42,639)	(5,946)	(36,693)	617.1%
Sale of REO	(4,148)	(6,622)	2,474	(37.4)%
Extinguishment of debt	—	(1,485)	1,485	(100.0)%
Other	(7,645)	(78,796)	71,151	(90.3)%
Gain (loss) on settlement of investments, net	(1,359,679)	(234,561)	(1,125,118)	479.7%

Unrealized gain (loss) on secured notes and bonds payable	45,792	12,991	32,801	252.5%
Rental revenue	54,567	13,750	40,817	296.9%
Property and maintenance revenue	132,432	104,797	27,635	26.4%
(Provision) reversal for credit losses on securities	(7,345)	5,201	(12,546)	(241.2)%
Valuation and credit loss (provision) reversal on loans and real estate owned	(7,617)	42,543	(50,160)	(117.9)%
Other income (loss)	(86,517)	2,430	(88,947)	n/m
Other income (loss), net	131,312	181,712	(50,400)	(27.7)%

Total other income (loss)	$(120,077)	$(41,126)	$(78,951)	192.0%
Percentage changes in the table above deemed “n/m” are not meaningful.
(A)Includes excess MSRs, servicer advance investments, consumer loans, and other.

Change in fair value of investments, net, together with Gain (loss) on settlement of investments, net, reflects the net change in unrealized and net realized gains (losses) on our investment portfolio, including real estate and other securities, residential mortgage loans, and derivative instruments.

Total other income (loss) was $(120.1) million for the full year 2022 compared to $(41.1) million for the prior year. The increase in loss year over year was primarily driven by the sale of Agency RMBS in 2022, offset by the associated interest rate swaps utilized as economic hedges—we recognized net realized and unrealized losses on our Agency RMBS of $1.0 billion, offset by net realized and unrealized gains on our interest rate swaps and of $1.3 billion. Losses on our Agency RMBS and net realized and unrealized gains on our interest rate swaps were driven by higher interest rates and widening yield spreads in 2022.

The change in fair value of residential mortgage loans decreased $329.4 million, primarily attributable to increasing interest rates throughout 2022.

Unrealized gains on secured notes and bonds payable increased $32.8 million, primarily driven by favorable mark-to-market adjustments related to our consumer loans and mortgage loans receivable.

Rental revenue increased $40.8 million, driven by growth within our SFR business attributable to continued growth in acquired properties and occupancy rates.

Property and maintenance revenue increased $27.6 million, primarily due to continued growth in operations at Guardian.

Other income (loss), net includes a $78.6 million loss recognized during 2022 attributable to unfavorable mark-to-market adjustments related to our ancillary investments, primarily reflecting the write-off of our remaining interest in Covius.

Income Tax Expense (Benefit)

Income tax expense increased $121.3 million, primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs, loans, and swaps held within taxable entities as well as income generated by the origination and servicing segments.

Dividends on Preferred Stock

The following table summarizes preferred shares (amounts in thousands, except per share data):

	Number of Shares		Liquidation Preference		Dividends Declared per Share
	December 31,				Year Ended December 31,
Series	2022	2021	2022	2021	2022	2021
Series A, 7.50% issued July 2019	6,200	6,210	$155,002	$155,250	$1.88	$1.88
Series B, 7.125% issued August 2019	11,261	11,300	281,518	282,500	1.78	1.78
Series C, 6.375% issued February 2020	15,903	16,100	397,584	402,500	1.59	1.59
Series D, 7.00% issued September 2021	18,600	18,600	465,000	465,000	1.75	0.72
Total	51,964	52,210	$1,299,104	$1,305,250	$7.00	$5.97

Dividends on preferred stock increased $23.0 million, primarily driven by the Preferred Series D shares issued in September 2021.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and mortgage loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Total cash and cash equivalents at December 31, 2022 and 2021 was $1.3 billion.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM, Newrez and Caliber, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of December 31, 2022, approximately $0.9 billion of our cash and cash equivalents was held at NRM, Newrez and Caliber, of which $0.7 billion was in excess of regulatory liquidity requirements. NRM, Newrez and Caliber are expected to maintain compliance with applicable net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have pursued in the past and may also pursue in the future one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2022, we had outstanding secured financing agreements with an aggregate face amount of approximately $11.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

On August 17, 2022, the FHFA and Ginnie Mae released updated capital and liquidity standard for loan sellers and servicers. In regards to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards will become effective on September 30, 2023. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements is expected to increase our capital and liquidity requirement and lower our return on capital.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The corporate minimum tax is effective for tax years beginning after December 31, 2022. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective on stock repurchases after December 31, 2022. While we continue to evaluate the impact of the Inflation Reduction Act on our consolidated financial statements, we currently do not expect a material impact on our results, financial position, or cash flows.

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

Debt Obligations

The following table summarizes information regarding our debt obligations (dollars in thousands):

	December 31, 2022									December 31, 2021
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,603,833	$2,601,327	Feb-23 to Jan-25	5.9%	0.8	$3,187,716	$3,114,791	$3,020,575	21.3	$10,138,297
Warehouse Credit Facility-Mortgage Loans Receivable(G)	1,220,662	1,220,662	Mar-23 to Dec-23	6.9%	0.6	1,451,279	1,451,279	1,451,279	0.8	1,252,660
Agency RMBS(D)	6,821,788	6,821,788	Jan-23 to Feb-23	4.1%	0.1	7,213,920	7,082,133	7,123,127	8.5	8,386,538
Non-Agency RMBS(E)	609,282	609,282	Jan-23 to Oct-27	6.5%	1.1	14,824,678	946,631	946,197	7.1	656,874
SFR Properties(E)	4,677	4,677	Dec-24	7.1%	2.0	N/A	7,765	7,765	NA	158,515
Total Secured Financing Agreements	11,260,242	11,257,736		5.0%	0.4					20,592,884
Secured Notes and Bonds Payable
Excess MSRs(H)	227,596	227,596	Aug-25	3.7%	2.6	67,454,370	260,828	317,146	6.1	237,835
MSRs(I)	4,800,001	4,791,543	Mar-23 to Nov-27	6.1%	2.4	532,218,484	6,811,636	8,833,825	6.9	4,234,771
Servicer Advance Investments(J)	319,276	318,445	Aug-23 to Mar-24	6.5%	1.2	341,628	392,749	398,820	8.4	355,722
Servicer Advances(J)	2,364,757	2,361,259	Feb-23 to Nov-26	4.1%	1.1	2,847,234	2,825,485	2,825,485	0.7	2,355,969
Residential Mortgage Loans(K)	770,897	769,988	May-24 to Jul-43	5.4%	1.9	775,314	791,534	791,534	28.5	802,526
Consumer Loans(L)	330,772	299,498	Sep-37	2.1%	3.3	330,397	343,947	363,725	3.5	458,580
SFR Properties	863,029	817,695	Mar-23 to Sep-27	3.6%	3.8	N/A	963,547	963,547	N/A	199,407
Mortgage Loans Receivable	524,062	512,919	Jul 26 to Dec-26	5.4%	3.8	569,486	569,486	569,486	0.6	—
Total Secured Notes and Bonds Payable	10,200,390	10,098,943		5.2%	2.2					8,644,810
Total/Weighted Average	$21,460,632	$21,356,679		5.1%	1.2					$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $80.5 million of associated interest payable as of December 31, 2022.
(D)All fixed interest rates.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $278.6 million which bear interest at an average fixed interest rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)All LIBOR or SOFR-based floating interest rates.
(H)Includes $227.6 million of corporate loans which bear interest at a fixed interest rate of 3.7%.
(I)Includes $3.0 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.8 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(J)$1.2 billion face amount of the notes has a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.2% to 3.3%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the MSRs and MSR Financing Receivables owned by NRM.
(K)Represents (i) $20.9 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.7% and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(L)Includes the SpringCastle debt, comprising the following classes of asset-backed notes held by third parties: $277.7 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $11.3 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2022
	Outstanding Balance at December 31, 2022	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$6,821,788	$8,375,629	$13,403,573	1.7%
Non-Agency RMBS	609,282	629,973	1,029,016	4.1%
Residential mortgage loans	2,193,864	4,876,095	11,699,794	3.3%
Secured Notes and Bonds Payable
MSRs	742,000	779,137	1,147,000	4.9%
Servicer advances	1,390,196	1,135,011	1,987,002	2.5%
SFR properties	133,790	146,152	177,494	2.8%
Total/Weighted Average	$11,890,920	$15,941,997	$29,443,879	2.4%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Secured Financing Agreements
Agency RMBS	$8,408,051	$8,200,636	$7,886,950	$9,015,478
Non-Agency RMBS	615,830	613,057	266,365	646,092
Residential mortgage loans	1,726,716	3,610,003	5,274,925	7,481,741

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Secured Financing Agreements
Agency RMBS	$8,789,698	$10,098,123	$15,169,877	$13,833,811
Non-Agency RMBS	711,931	715,802	724,014	806,260
Residential mortgage loans	8,497,137	4,879,365	4,622,809	4,552,293
Real estate owned	5,609	9,923	19,294	2,282
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

Prior to October 15, 2022, we were entitled at our option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

We may from time to time seek to repurchase our outstanding 2025 Senior Notes, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

For additional information on our debt activities, see Note 19 to our Consolidated Financial Statements.

Repurchase Agreements

Rithm Capital has outstanding repurchase agreements with terms that generally conform to the terms of the standard master repurchase agreement published by the Securities Industry and Financial Markets Association as to repayment, margin requirements and segregation of all securities sold under any repurchase transactions. In addition, each counterparty typically requires additional terms and conditions to the standard master repurchase agreement, including changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ by counterparty and are not determined until Rithm Capital engages in a specific repurchase transaction.

Servicer Advance Notes Payable (the “Servicer Advance Notes”)

Following their revolving period, principal will be paid on the Servicer Advance Notes to the extent of available funds and in accordance with the priorities of payments set forth in the related transaction documents. The following table sets forth information regarding these revolving periods as of December 31, 2022 (dollars in thousands):

Servicer Advance Note Amount	Revolving Period Ends(A)
$605,352	August 2023
600,000	September 2023
1,065,293	March 2024
4,168	July 2024
$2,274,813
(A)On the earlier of this date or the occurrence of an early amortization event or a target amortization event.

Upon the occurrence of an early amortization event or a target amortization event, there is either an interest rate increase on the Servicer Advance Notes, a rapid amortization of the Servicer Advance Notes or an acceleration of principal repayment, or all of the foregoing.

The early amortization and target amortization events under the Servicer Advance Notes include (i) the occurrence of an event of default under the transaction documents, (ii) failure to satisfy an interest coverage test, (iii) the occurrence of any servicer default or termination event for pooling and servicing agreements representing 15% or more (by mortgage loan balance as of the date of termination) of all the pooling and servicing agreements related to the purchased basic fee subject to certain exceptions, (iv) failure to satisfy a collateral performance test measuring the ratio of collected advance reimbursements to the balance of advances, (v) for certain Servicer Advance Notes, failure to satisfy minimum tangible net worth requirements for the applicable servicer, the Buyer or Rithm Capital, (vi) for certain Servicer Advance Notes, failure to satisfy minimum liquidity requirements for the applicable servicer and the Buyer, (vii) for certain Servicer Advance Notes, failure to satisfy leverage tests for the applicable servicer, the Buyer or Rithm Capital, (viii) for certain Servicer Advance Notes, a change of control of the Buyer or Rithm Capital, (ix) for certain Servicer Advance Notes, a change of control of the applicable servicer, (x) for certain Servicer Advance Notes, the failure of the applicable servicer to maintain minimum servicer ratings, (xi) for certain Servicer Advance Notes, certain judgments against the Buyer or certain other subsidiaries of Rithm Capital in excess of certain thresholds, (xii) for certain Servicer Advance Notes, payment default under, or an acceleration of, other debt of the Buyer or certain other subsidiaries of Rithm Capital, (xiii) failure to deliver certain reports, and (xiv) material breaches of any of the transaction documents.

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

Maturities

Our debt obligations as of December 31, 2022, as summarized in Note 19 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2023	$1,359,547	$11,464,276	$12,823,823
2024	2,143,523	1,865,962	4,009,485
2025	—	2,017,629	2,017,629
2026	—	1,798,784	1,798,784
2027 and thereafter	1,080,910	280,000	1,360,910
	$4,583,980	$17,426,651	$22,010,631
(A)Includes secured notes and bonds payable of $4.6 billion.
(B)Includes Secured Financing Agreements and Secured Notes and Bonds Payable of $11.2 billion and $6.2 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to receivables for investments sold) and Non-Agency RMBS repurchase agreements were 4.2% and 35.6%, respectively, and for residential mortgage loans and SFR were 13.8% and 39.8%, respectively, during the year ended December 31, 2022.

Borrowing Capacity

The following table summarizes our borrowing capacity as of December 31, 2022 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,284,838	$1,978,037	$2,306,801
Loan origination	12,461,331	1,851,134	10,610,197
Secured Notes and Bonds Payable
Excess MSRs	286,380	227,596	58,784
MSRs	5,806,207	4,800,001	1,006,207
Servicer advances	3,245,669	2,684,033	561,636
Residential mortgage loans	290,714	224,504	66,210
	$26,375,139	$11,765,305	$14,609,835
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.
Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of December 31, 2022.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes our preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2022	2021	2022	2021	Issuance Discount	Carrying Value(B)	2022	2021	2020
Series A, 7.50% issued July 2019(C)	6,200	6,210	$155,002	$155,250	3.15%	$149,822	$1.88	$1.88	$1.88
Series B, 7.125% issued August 2019(C)	11,261	11,300	281,518	282,500	3.15%	272,654	1.78	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903	16,100	397,584	402,500	3.15%	385,289	1.59	1.59	1.60
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	465,000	3.15%	449,489	1.75	0.72	—
Total	51,964	52,210	$1,299,104	$1,305,250		$1,257,254	$7.00	$5.97	$5.26
(A)Each series has a liquidation preference of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

Our Series A, Series B, Series C and Series D rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Series A, Series B, Series C and Series D with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Series A, Series B, Series C, and Series D have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020, and September 17, 2021 but excluding August 15, 2024, August 15, 2024, February 15, 2025, and November 15, 2026, holders of shares of our Series A, Series B, Series C and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375%, and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594, and $1.750 per annum per share), respectively, and from and including August 15, 2024, August 15, 2024 and February 15, 2025, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802%, 5.640%, and 4.969% per annum, for our Series A, Series B and Series C, respectively. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Series A and Series B will not be redeemable before August 15, 2024, the Series C will not be redeemable before February 15, 2025, and the Series D will not be redeemable before November 15, 2026, except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024 for the Series A and Series B, February 15, 2025 for the Series C and November 15, 2026 for the Series D, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A, Series B, Series C, and Series D in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

We may from time to time seek to repurchase our outstanding preferred stock, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Additionally, with the expected phase out of LIBOR in 2023, we do not currently intend to amend our any of our 7.50% Series A-, 7.125% Series B- or 6.375% Series C- Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language. Consequently, higher interest rates on dividends paid on our preferred stock that reset to floating rates would adversely affect our cash flows.

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

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the year ended December 31, 2022.

In December 2022, in order to continue the existing share repurchase program, which was set to expire on December 31, 2022, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2023. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. During the year ended December 31, 2022, we repurchased 245,878 shares of preferred stock for approximately $5.2 million.

The following table summarizes outstanding options as of December 31, 2022:

Held by the Former Manager	21,471,990
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	—
Issued to the independent directors	5,000
Total	21,476,990

As of December 31, 2022, outstanding options had a weighted average exercise price of $13.84.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2022, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Balance at December 31, 2021	$90,253
Unrealized gain (loss) on available-for-sale securities, net	(52,602)
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—
Balance at December 31, 2022	$37,651

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents, and restricted cash for the periods presented:

	For the Year Ended December 31,
	2022	2021	Increase (Decrease)
Beginning of period — cash, cash equivalents, and restricted cash	$1,528,442	$1,080,473	$447,969

Net cash provided by (used in) operating activities	6,874,063	2,883,872	3,990,191
Net cash provided by (used in) investing activities	198,253	2,306,253	(2,108,000)
Net cash provided by (used in) financing activities	(6,983,124)	(4,742,156)	(2,240,968)

Net increase (decrease) in cash, cash equivalents, and restricted cash	89,192	447,969	(358,777)

End of period — cash, cash equivalents, and restricted cash	$1,617,634	$1,528,442	$89,192

Operating Activities

Net cash provided by operating activities were approximately $6.9 billion and $2.9 billion for the year ended December 31, 2022 and 2021, respectively. Operating cash inflows for the year ended December 31, 2022 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received and net interest income received. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations, management fees and termination fees paid to the Former Manager, compensation and benefits, general and administrative expenses, and subservicing fees paid.

Investing Activities

Cash flows provided by investing activities were $0.2 billion and $2.3 billion for the year ended December 31, 2022 and 2021, respectively. Investing activities primarily consisted of cash paid for SFR properties, purchases of real estate securities, and funding of servicer advance investments, net of principal repayments from servicer advance investments, proceeds from sales and principal repayments of real estate securities, and derivative cash flows.

Financing Activities

Cash flows used in financing activities were approximately $7.0 billion and $4.7 billion for the year ended December 31, 2022 and 2021, respectively. Financing activities consisted primarily of borrowings net of repayments under debt obligations, margin deposits net of returns, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of December 31, 2022, there was $12.0 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

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

As of December 31, 2022, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of December 31, 2022, we had the following material contractual obligations:

Contract	Terms

Debt Obligations

Secured Financing Agreements	Described under Note 19 to our Consolidated Financial Statements.

Secured Notes and Bonds Payable	Described under Note 19 to our Consolidated Financial Statements.

Unsecured Senior Notes	Described under Note 19 to our Consolidated Financial Statements.

Other Contractual Obligations

Lease Liability	Described under Note 17 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 18 to our Consolidated Financial Statements.

See Notes 23 and 27 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2022, if any. As described in Note 23, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty as further described in “—Critical Accounting Policies and Use of Estimates—Servicer Advance Investments.” In addition, the Consumer Loan Companies have invested in loans with an aggregate of $214.4 million of unfunded and available revolving credit privileges as of December 31, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $823.8 million of additional advances on existing mortgage loans as of December 31, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

We believe our business purpose loan investments generally have limited interest rate sensitivity given that our portfolio is mostly composed of short duration mortgage loans.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to national, international, and other regulatory guidance for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted with precision. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, started replacing U.S. dollar LIBOR with SOFR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. Any additional changes announced by the regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. See “Risk Factors—Risks Related to Our Business—Changes in banks’ inter-bank lending rate reporting practices or how the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.”

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	Estimated Change in Book Value (in millions)
Interest rate change (bps)	December 31, 2022	December 31, 2021
+50bps	+403.4	+488.5
+25bps	+203.3	+253.6
-25bps	-203.3	-253.6
-50bps	-411.5	-519.8

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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)
Mortgage basis change (bps)	December 31, 2022	December 31, 2021
+20bps	+0.9	+145.4
+10bps	+0.6	+76.5
-10bps	-0.6	-76.5
-20bps	-1.8	-157.9

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, owned as of December 31, 2022 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2022	$6,022,266
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,465,226	$6,236,108	$5,822,299	$5,634,990
Change in estimated fair value:
Amount	$442,960	$213,842	$(199,967)	$(387,276)
Percentage	7.4%	3.6%	(3.3)%	(6.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,315,071	$6,162,026	$5,902,317	$5,788,848
Change in estimated fair value:
Amount	$292,805	$139,760	$(119,949)	$(233,418)
Percentage	4.9%	2.3%	(2.0)%	(3.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,114,811	$6,072,475	$5,964,450	$5,899,718
Change in estimated fair value:
Amount	$92,545	$50,209	$(57,816)	$(122,548)
Percentage	1.5%	0.8%	(1.0)%	(2.0)%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR Financing Receivables, owned as of December 31, 2022 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2022	$794,459
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$848,320	$820,578	$769,838	$746,602
Change in estimated fair value:
Amount	$53,861	$26,119	$(24,621)	$(47,857)
Percentage	6.8%	3.3%	(3.1)%	(6.0)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$821,546	$806,823	$784,780	$774,700
Change in estimated fair value:
Amount	$27,087	$12,364	$(9,679)	$(19,759)
Percentage	3.4%	1.6%	(1.2)%	(2.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$819,091	$807,392	$780,436	$765,497
Change in estimated fair value:
Amount	$24,632	$12,933	$(14,023)	$(28,962)
Percentage	3.1%	1.6%	(1.8)%	(3.6)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2022 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2022	$2,072,678
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,235,342	$2,150,948	$1,999,920	$1,932,140
Change in estimated fair value:
Amount	$162,664	$78,270	$(72,758)	$(140,538)
Percentage	7.8%	3.8%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,186,119	$2,126,528	$2,022,729	$1,976,292
Change in estimated fair value:
Amount	$113,441	$53,850	$(49,949)	$(96,386)
Percentage	5.5%	2.6%	(2.4)%	(4.7)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,249,518	$2,165,307	$1,972,937	$1,867,606
Change in estimated fair value:
Amount	$176,840	$92,629	$(99,741)	$(205,072)
Percentage	8.5%	4.5%	(4.8)%	(9.9)%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rithm Capital Corp. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSRs”) totaling $8,889 million as of December 31, 2022 as included in Note 6 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable assumptions. As included in Note 20 to the consolidated financial statements, MSRs are classified as Level 3 in the fair value hierarchy.

Auditing management’s fair value of MSRs and related changes in fair value was complex because the valuation is driven by significant assumptions, including discount rates and prepayment rates, that are judgmental and are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSRs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of MSRs. For example, we tested controls over management’s review of significant assumptions, including discount rates and prepayment speeds, against historical results and available market information. Additionally, we tested controls over management’s review of internally developed fair values in comparison to independent fair value ranges that management obtained from independent valuation firms to evaluate the reasonableness of the fair values developed by the Company. We also tested management’s controls over model functionality and the completeness and accuracy of objective inputs used in the valuations.

In order to test the valuation of MSRs, our audit procedures included involving an internal valuation specialist to evaluate the reasonableness of significant assumptions, identify potential sources of contrary information, and independently develop a range of fair value for the MSRs based on consideration of available market information and compare management’s estimates to our ranges. We also tested the accuracy and completeness of model objective inputs and evaluated the competence and objectivity of management’s independent valuation firms. We evaluated the Company’s fair value disclosures included in Note 20 for consistency with US GAAP.

Valuation of Residential Mortgage Loans
Description of the Matter
The Company holds residential mortgage loans (“RMLs”) which are measured at fair value on a recurring basis or, for those measured at the lower of cost or fair value, are measured at fair value on a non-recurring basis as described in Note 9 to the consolidated financial statements. As included in Note 20 to the consolidated financial statements, RMLs with a carrying value of $815 million as of December 31, 2022 are classified as Level 3 in the fair value hierarchy.

Auditing management’s fair value of the RMLs classified as Level 3 in the fair value hierarchy was complex because observable trade data to determine fair value is not readily available. Additionally, selecting and applying audit procedures to address the estimation uncertainty involved auditor subjectivity and industry-specific knowledge of RMLs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of RMLs. This included testing management’s controls over the review of valuations against available market information, the functionality of the valuation models, and the completeness and accuracy of objective inputs (e.g., loan level data) used in the valuations.

In order to test the valuation of RMLs, our audit procedures included, among others, testing the accuracy and completeness of model objective inputs and involving an internal valuation specialist to independently develop a range of fair value for a sample of loan pools and compare management’s estimates to our ranges. We developed the ranges based on collateral characteristics of the pools selected for testing and consideration of available market information. We also performed a sensitivity analysis on certain assumptions to evaluate the changes in fair value of the RMLs resulting from changes in the assumptions. We evaluated the Company’s fair value disclosures included in Note 20 for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York
February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Rithm Capital Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rithm Capital Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Rithm Capital Corp. and Subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 16, 2023

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2022	2021
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	$8,889,403	$6,858,803
Real estate and other securities	8,289,277	9,396,539
Residential loans and variable interest entity consumer loans, held-for-investment, at fair value(A)	816,275	1,077,224
Residential mortgage loans, held-for-sale ($3,297,271 and $11,214,924 at fair value, respectively)	3,398,298	11,347,845
Single-family rental properties, held-for-investment	971,313	579,607
Mortgage loans receivable, at fair value	2,064,028	1,515,762
Residential mortgage loans subject to repurchase(B)	1,219,890	1,787,314
Cash and cash equivalents(A)	1,336,508	1,332,575
Restricted cash(A)	281,126	195,867
Servicer advances receivable	2,825,485	2,855,148
Receivable for investments sold	473,126	—
Other assets(A)	1,914,607	2,795,506
	$32,479,336	$39,742,190

Liabilities and Equity

Liabilities
Secured financing agreements(A)	$11,257,736	$20,592,884
Secured notes and bonds payable ($632,404 and $511,107 at fair value, respectively)(A)	10,098,943	8,644,810
Residential mortgage loan repurchase liability(B)	1,219,890	1,787,314
Unsecured senior notes, net of issuance costs	545,056	543,293
Payable for investments purchased	731,216	—
Due to affiliates	—	17,819
Dividends payable	129,760	127,922
Accrued expenses and other liabilities(A)	1,486,667	1,358,768
	25,469,268	33,072,810

Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 52,210,000 issued and outstanding, $1,299,104 and $1,305,250 aggregate liquidation preference, respectively	1,257,254	1,262,481
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 473,715,100 and 466,758,266 issued and outstanding, respectively	4,739	4,669
Additional paid-in capital	6,062,019	6,059,671
Retained earnings (accumulated deficit)	(418,662)	(813,042)
Accumulated other comprehensive income (loss)	37,651	90,253
Total Rithm Capital stockholders’ equity	6,943,001	6,604,032
Noncontrolling interests in equity of consolidated subsidiaries	67,067	65,348
Total Equity	7,010,068	6,669,380
	$32,479,336	$39,742,190
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of December 31, 2022, and December 31, 2021, total assets of consolidated VIEs were $2.3 billion and $2.8 billion, respectively, and total liabilities of consolidated VIEs were $1.8 billion and $2.1 billion, respectively. See Note 21 for further details.
(B)See Note 6 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,831,964	$1,559,554	$1,642,272
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120), $(1,192,646) and $(1,583,628), respectively)	732,750	(575,353)	(2,168,909)
Servicing revenue, net	2,564,714	984,201	(526,637)
Interest income	1,075,981	810,896	794,965
Gain on originated residential mortgage loans, held-for-sale, net	1,086,232	1,826,909	1,399,092
	4,726,927	3,622,006	1,667,420
Expenses
Interest expense and warehouse line fees	791,001	497,308	584,469
General and administrative	875,428	864,028	548,441
Compensation and benefits	1,231,446	1,159,810	571,646
Management fee to affiliate	46,174	95,926	89,134
Termination fee to affiliate	400,000	—	—
	3,344,049	2,617,072	1,793,690
Other income (loss)
Change in fair value of investments, net	1,108,290	11,723	(148,758)
Gain (loss) on settlement of investments, net	(1,359,679)	(234,561)	(930,131)
Other income (loss), net	131,312	181,712	(135,609)
	(120,077)	(41,126)	(1,214,498)
Income (loss) before income taxes	1,262,801	963,808	(1,340,768)
Income tax expense	279,516	158,226	16,916
Net income (loss)	$983,285	$805,582	$(1,357,684)
Noncontrolling interests in income of consolidated subsidiaries	28,766	33,356	52,674
Dividends on preferred stock	89,726	66,744	54,295
Net income (loss) attributable to common stockholders	$864,793	$705,482	$(1,464,653)

Net income (loss) per share of common stock
Basic	$1.84	$1.56	$(3.52)
Diluted	$1.80	$1.51	$(3.52)

Weighted average number of shares of common stock outstanding
Basic	468,836,718	451,276,742	415,513,187
Diluted	481,636,125	467,665,006	415,513,187

Dividends declared per share of common stock	$1.00	$0.90	$0.50
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2022	2021	2020
Net income (loss)	$983,285	$805,582	$(1,357,684)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities, net	(52,602)	29,944	123,855
Reclassification of net realized (gain) loss on available-for-sale securities, net into net income	—	(5,388)	(740,309)
Comprehensive income (loss)	930,683	830,138	(1,974,138)
Comprehensive income (loss) attributable to noncontrolling interests	28,766	33,356	52,674
Dividends on preferred stock	89,726	66,744	54,295
Comprehensive income (loss) attributable to common stockholders	$812,191	$730,038	$(2,081,107)
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total New Residential Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $1.00 per share	—	—	—	—	—	(470,413)	—	(470,413)	—	(470,413)
Dividends declared on preferred stock	—	—	—	—	—	(89,726)	—	(89,726)	—	(89,726)
Capital distributions	—	—	—	—	—	—	—	—	(27,047)	(27,047)
Repurchases of preferred stock	(245,878)	(5,227)	—	—	—	—	—	(5,227)	—	(5,227)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Director share grants and non-cash stock-based compensation	—	—	98,487	1	2,417	—	—	2,418	—	2,418
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	954,519	—	954,519	28,766	983,285
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(52,602)	(52,602)	—	(52,602)
Total comprehensive income (loss)	—	—	—	—	—	—	—	901,917	28,766	930,683
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$983,285	$805,582	$(1,357,684)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	(1,108,366)	(11,723)	148,758
Change in fair value of equity investments	13,265	(5,986)	54,455
Change in fair value of secured notes and bonds payable	(45,792)	(12,991)	966
(Gain) loss on settlement of investments, net	1,359,679	234,561	930,131
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(1,086,232)	(1,826,909)	(1,399,092)
(Gain) loss on transfer of loans to REO	(7,726)	(3,752)	(7,945)
Accretion and other amortization	(91,891)	(49,382)	(151,540)
Provision (reversal) for credit losses on securities, loans and real estate owned	14,962	(47,744)	123,612
Non-cash portions of servicing revenue, net	(645,361)	575,353	2,168,909
Deferred tax provision	271,167	151,200	15,029
Mortgage loans originated and purchased for sale, net of fees	(76,420,262)	(130,737,605)	(64,384,894)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	83,313,008	132,834,967	65,246,335
Interest received from servicer advance investments, RMBS, loans and other	62,375	153,539	225,467
Changes in:
Servicer advances receivable, net	(36,695)	226,173	336,589
Other assets	405,469	939,953	105,585
Due to affiliates	(17,819)	8,369	(94,432)
Accrued expenses and other liabilities	(89,003)	(349,733)	(86,543)
Net cash provided by (used in) operating activities	6,874,063	2,883,872	1,873,706
Cash Flows From Investing Activities
Business acquisitions, net of cash required	—	(1,173,171)	—
Purchase of servicer advance investments	(988,847)	(1,286,526)	(1,294,757)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(542)	(23,015)	(539,889)
Purchase of RMBS	(15,629,483)	(6,099,550)	(23,243,731)
Purchase of residential mortgage loans	(7,182)	—	—
Purchase of SFR properties, real estate owned and other assets	(416,068)	(1,367,302)	(41,403)
Draws on revolving consumer loans	(29,615)	(29,002)	(33,041)
Net settlement of derivatives	311,073	(182,971)	(50,330)
Return of investments in Excess MSRs	17,701	54,037	60,112
Principal repayments from servicer advance investments	1,033,326	1,382,344	1,338,101
Principal repayments from RMBS	1,091,538	2,330,850	1,509,560
Principal repayments from residential mortgage loans	85,836	119,841	139,561
Principal repayments from consumer loans	140,574	214,619	229,218
Principal repayments from MSRs and MSR financing receivables	1,509	1,930	80,838
Proceeds from sale of MSRs and MSR financing receivables	9,189	61,041	14,694
Proceeds from sale of RMBS	14,565,043	8,238,974	30,379,637
Proceeds from sale of residential mortgage loans	—	9,922	—
Proceeds from sale of real estate owned	14,201	54,232	79,108
Net cash provided by (used in) investing activities	198,253	2,306,253	8,627,678

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	December 31,
	2022	2021	2020
Cash Flows From Financing Activities
Repayments of secured financing agreements	(55,998,234)	(69,206,600)	(122,526,887)
Repayments of warehouse credit facilities	(83,793,352)	(130,744,991)	(64,520,481)
Net settlement of margin deposits under repurchase agreements and derivatives	1,460,458	249,367	(75,777)
Repayments of secured notes and bonds payable	(4,696,136)	(8,078,073)	(10,052,948)
Deferred financing fees	(11,062)	(8,385)	(43,705)
Dividends paid on common and preferred stock	(558,301)	(438,544)	(383,567)
Borrowings under secured financing agreements	54,385,892	64,749,425	113,228,180
Borrowings under warehouse credit facilities	76,069,417	129,899,057	63,453,603
Borrowings under secured notes and bonds payable	6,192,823	7,964,077	10,517,333
Issuance of common and preferred stock	—	962,910	391,211
Repurchase of common and preferred stock	(5,227)	—	(7,462)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(27,047)	(78,123)	(39,351)
Payment of contingent consideration	(2,355)	(12,276)	(51,994)
Net cash provided by (used in) financing activities	(6,983,124)	(4,742,156)	(10,111,845)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	89,192	447,969	389,539

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$1,528,442	$1,080,473	$690,934

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,617,634	$1,528,442	$1,080,473

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	734,232	505,978	512,139
Cash paid during the period for income taxes	4,012	23,506	3,629
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	140,984	139,170	97,306
Transfer from residential mortgage loans to real estate owned and other assets	14,936	30,020	69,812
Real estate securities retained from loan securitizations	206,082	173,631	518,515
Residential mortgage loans subject to repurchase	1,219,890	1,787,314	1,452,005
Purchase of Agency RMBS, settled after quarter-end	731,216	—	—
Cashless exercise of 2020 Warrants (par)	69	—	—
Warrants issued with term loan	—	—	53,462
Purchase of investments, primarily Agency and Non-Agency RMBS, settled after year end	—	—	154
Sale of investments, primarily Agency RMBS settled after year end	—	—	4,180
MSR purchase price holdback	—	—	(45,013)
Seller financing in Genesis acquisition	—	1,256,279	—
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

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). For its services, the Former Manager was entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. On June 17, 2022 Rithm Capital entered into an Internalization Agreement with the Former Manager (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective June 17, 2022 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions in accordance with the Internalization Agreement (such transactions, the “Internalization”). As a result of the Internalization, Rithm Capital ceased to be externally managed, and following the Internalization Rithm Capital operates as an internally managed REIT. In connection with the termination of the Management Agreement, the Company agreed to pay the Former Manager $400.0 million (subject to certain adjustments). Following the Internalization, the Company no longer pays a management or incentive fee to the Former Manager. Refer to Note 26 for further discussion.

Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. Rithm Capital is an independent publicly traded REIT primarily focused on providing capital and services to the mortgage and financial services industries. Rithm Capital’s investment portfolio is composed of mortgage servicing related assets (full and excess MSRs and servicer advances), residential securities (and associated call rights), loans, and single family rental properties. Rithm Capital’s investments in operating entities include leading origination and servicing platforms held through its wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber”) (together with Newrez, “Mortgage Company”), and Genesis Capital LLC (“Genesis”), as well as investments in affiliated businesses that provide mortgage related services.

Rithm Capital has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Notes 2 and 25 for additional information regarding Rithm Capital’s taxable REIT subsidiaries.

Rithm Capital, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and the Mortgage Company, is licensed or otherwise eligible to service residential mortgage loans in all states within the U.S. and the District of Columbia. NRM and the Mortgage Company are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) (collectively, Government Sponsored Enterprises or “GSEs”) and, in the case of the Mortgage Company, Government National Mortgage Association (“Ginnie Mae”). The Mortgage Company is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Rithm Capital, through its wholly-owned subsidiary Guardian Asset Management, provides property preservation and maintenance services for residential properties. Services offered include repairs, bids, inspections, landscaping, janitorial, inspections, and HOA and utility payment services.

As of December 31, 2022, Rithm Capital conducted its business through the following segments (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “U.S. GAAP”). The consolidated financial statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financial and investing decisions of the entity, as well as those entities deemed to be variable interest entities (“VIEs”) in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Restructuring Charges — The termination fee payment to the Former Manager under the Internalization Agreement is recorded within Termination Fee to Affiliate in the Consolidated Statements of Income. See Note 26 for additional discussion of the restructuring charges related to the Internalization.

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

Common control transactions include a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. Common control transactions have characteristics that are similar to a business combination but do not meet the requirements to be accounted for as a business combination. The accounting and reporting for a transaction between entities under common control is addressed in the ASC 805-50, Transactions Between Entities Under Common Control, which requires that the receiving entity recognize the net assets received at their historical carrying amounts.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

From time to time, the Company may securitize mortgage loans it holds if such financing is available. Depending upon the structure of the securitization transaction, these transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a sale and the loans will be removed from the Consolidated Balance Sheets or as a financing and the loans will remain on the Consolidated Balance Sheets. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing.

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

Excess MSRs — Excess MSRs refer to the excess servicing spread related to mortgage servicing rights, whose underlying collateral is securitized in a trust. Upon acquisition, Rithm Capital has elected to record each of such investments at fair value. Rithm Capital elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on Excess MSRs. Under this election, Rithm Capital records a valuation adjustment on its Excess MSRs on a quarterly basis to recognize the changes in fair value in net income. Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into earnings on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, Rithm Capital’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as Change in Fair Value of Investments. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields. Excess MSRs is grouped and presented as part of Other Assets on the Consolidated Balance Sheets.

MSRs and MSR Financing Receivables — MSRs represent the contractual right to service residential mortgage loans. The Company recognizes MSRs created through the sale of loans it originates. Under the accounting guidance for transfers and servicing, the Company initially measures a mortgage servicing asset that qualifies for separate recognition at fair value on the date of transfer. Rithm Capital elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on MSRs. Under this election, Rithm Capital records a valuation adjustment on its MSRs on a quarterly basis to recognize the changes in fair value in net income. MSRs are aggregated into pools as applicable; each pool of MSRs is accounted for in the aggregate. Income from MSRs is

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
recorded in Servicing Revenue, Net and comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs.

In certain cases, Rithm Capital has legally purchased MSRs or the right to the economic interest in MSRs; however, Rithm Capital has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, Rithm Capital records an investment in MSR Financing Receivables. Income from this investment (net of subservicing fees) is recorded as interest income and is grouped and presented as part of Servicing Revenue, Net in the Consolidated Statements of Income. Additionally, Rithm Capital has elected to measure MSR Financing Receivables at fair value, with changes in fair value flowing through Servicing Revenue, Net in the Consolidated Statements of Income.

Servicer Advance Investments — Rithm Capital accounts for its Servicer Advance Investments similarly to its Excess MSRs. Interest income for Servicer Advance Investments is accreted into earnings on an effective yield or “interest” method, based upon the expected aggregate cash flows of the Servicer Advance Investments, including the basic fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the basic fee component of the MSR that Rithm Capital remits to the servicer as compensation for the servicer’s servicing activities. Changes to expected cash flows result in a cumulative retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Refer to “—Excess MSRs” for a description of the retrospective method. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Servicer Advance Investments, and therefore may differ from their effective yields. Servicer Advance Investments is grouped and presented as part of Other Assets on the Consolidated Balance Sheets.

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

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s RMBS investments, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 20.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

For originated residential mortgage loans measured at fair value, Rithm Capital reports the change in the fair value within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Income. Fair value is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.

For acquired residential mortgage loans measured at fair value, Rithm Capital reports the change in the fair value within Change in Fair Value of Investments in the Consolidated Statements of Income. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

For loans measured at the lower of cost or fair value, the Company accounts for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in Other Income (Loss) in the Consolidated Statements of Income in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Interest income on mortgage loans is accrued based on the unpaid principal balance and the contractual interest rate. Interest earned on mortgage loans are reported in Interest Income in the Consolidated Statements of Income. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectability.

Rithm Capital elected to apply the fair value option for all consumer loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Unrealized gains (losses) from the change in fair value of consumer loans are recognized in Change in Fair Value of Investments in the Consolidated Statements of Income. Realized gains (losses) are recorded in Gain on Settlement of Investments, Net in the Consolidated Statements of Income. Interest income is recognized over the life of the loan using the effective interest method and is recorded on the accrual basis.

The Company’s residential mortgage loans and consumer loans are carried at fair value or the lower of cost or fair value. As a result, these loans are not subject to an allowance for credit losses under the CECL impairment model.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than PCD loans, are placed on nonaccrual status and considered non-performing when full payment of principal and interest is in doubt,

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the nonaccrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Rithm Capital’s ability to recognize interest income on nonaccrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Mortgage Loans Receivable — Rithm Capital, through its wholly owned subsidiary Genesis, originates and manages a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

Rithm Capital elected to apply the fair value option for all mortgage loans receivable. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the CECL impairment model. Rithm Capital reports the change in the fair value within Change in Fair Value of Investments in the Consolidated Statements of Income. Fair value approximates carrying value due to the short duration of the mortgage loans receivable.

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

Cash, Cash Equivalents and Restricted Cash — Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Servicer Advances Receivable — Represents servicer advances due to Rithm Capital’s servicer subsidiary, NRM (Note 6). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into Servicing Revenue, Net on a straight-line basis over the estimated weighted average life of the advances.

Goodwill and Intangible Assets — Rithm Capital qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more-likely-than-not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more-likely-than-not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Rithm Capital did not recognize any impairment for the year ended December 31, 2022.

As a result of the various acquisitions (see Note 3), Rithm Capital identified intangible assets in the form of licenses, customer relationships, business relationships, and trade names. Rithm Capital recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in General and Administrative expenses in Rithm Capital’s Consolidated Statements of Income. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annual during the fourth quarter and in interim periods if indicators of impairment exist. Rithm Capital did not recognize any impairment for the year ended December 31, 2022.

Leases — Rithm Capital determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of Rithm Capital’s lease agreements do not provide an implicit rate. As a result, Rithm Capital used an incremental borrowing rate based on the information available as of the lease commencement dates in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that Rithm Capital will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

Rithm Capital has certain lease agreements with nonlease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.

Income Taxes — Rithm Capital operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended. Requirements for qualification as a REIT include various restrictions on ownership of Rithm Capital’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of Rithm Capital’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities of Rithm Capital are conducted through taxable REIT subsidiaries (“TRSs”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Income.

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

Derivative Financial Instruments — The Company’s enters into derivative contracts, including interest rate swaps, swaptions, futures, interest rate caps, and TBA securities to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as hedges for U.S. GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 20 of these consolidated financial statements.

The Company may also utilize forward contracts for the purchase or sale of TBA Agency MBS. The Company accounts for TBA Agency MBS as derivative instruments if it is reasonably possible that it will not take or make physical delivery of the Agency MBS upon settlement of the contract. The Company accounts for TBA dollar roll transactions as a series of derivative transactions. The Company may also purchase and sell TBA Agency MBS as a means of investing in and financing Agency MBS (thereby increasing “at risk” leverage) or as a means of disposing of or reducing its exposure to Agency MBS (thereby reducing “at risk” leverage). The Company agrees to purchase or sell, for future delivery, Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency Securities to be delivered are not identified until shortly before the TBA settlement date. The Company may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA Agency MBS for a later settlement date. This transaction is commonly referred to as a “dollar roll.” When it is reasonably possible that the Company will pair off a TBA Agency MBS, it accounts for that contract as a derivative.

Stock-Based Compensation — The Company grants stock-based compensation awards to certain employees and all directors in the form of restricted shares of common stock. The Company accounts for equity-based awards under ASC 718, Compensation — Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized ratably over the requisite service period following the date of grant. The fair value of the Company’s restricted stock award (“RSA”) is typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods. Equity compensation expense is included in Compensation and Benefits expense on the Company’s Consolidated Statements of Income. The Company has elected to account for forfeitures when they occur.

Residential Mortgage Origination Reserves — The Mortgage Company originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, the Mortgage Company provides representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, the Mortgage Company generally has an obligation to cure the breach. If the Mortgage Company is unable to cure the breach, the purchaser may require the Mortgage Company to repurchase the loan. Rithm Capital records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of residential mortgage loans subject to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
recourse as well as historical and estimated future loss rates. Rithm Capital evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

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

Earnings (Loss) Per Share — In accordance with the provisions of ASC 260, Earnings Per Share, Rithm Capital calculates basic income (loss) per share by dividing net income (loss) available to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and warrants but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a net loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Rithm Capital’s purposes, comprehensive income represents net income, as presented in the Consolidated Statements of Income, adjusted for unrealized gains or losses on certain securities classified as available for sale.

Recent Accounting Pronouncements — In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives, and other contracts affected by reference rate reform. The standard is effective for all entities as of March 12, 2020 through December 31, 2022 and may be elected over time as reference rate reform activities occur. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The standard defers the expiration date of ASC 848 from December 31, 2022 to December 31, 2024. ASU 2022-06 became effective upon issuance. The Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of the standard to have a material impact on the Consolidated Financial Statements. The Company’s primary exposure to LIBOR includes certain financing arrangements, interest rate swaps, and the 7.50% Series A-, 7.125% Series B-, 6.375% Series C- Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities of one year or less and therefore would mature prior to the phase out of LIBOR in June 2023. In addition, the Company has amended terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. Interest rate swaps will experience an orderly market transition prior to the cessation of LIBOR, although the Company has begun transitioning its interest rate swap portfolio away from LIBOR benchmarks. The Company does not currently intend to amend the 7.50% Series A-, 7.125% Series B-, 6.375% Series C- Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
3. BUSINESS ACQUISITIONS

Rithm Capital completed the Caliber and Genesis acquisitions in 2021 as part of its strategy to expand its origination, servicing and asset management capabilities. Rithm Capital accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of companies acquired:

	2021
($ in millions)	Caliber	Genesis	Total
Total Consideration	$1,318.5	$1,634.6	$2,953.1

Assets
Mortgage servicing rights, at fair value	$1,507.5	$—	$1,507.5
Residential mortgage loans, held-for-sale, at fair value	7,685.7	—	7,685.7
Mortgage loans receivable, at fair value	—	1,505.6	1,505.6
Residential mortgage loans subject to repurchase	666.8	—	666.8
Cash and cash equivalents	472.7	16.4	489.1
Restricted cash	30.6	—	30.6
Servicer advance receivable	108.3	—	108.3
Intangible assets(A)(B)	41.0	56.8	97.8
Other assets	609.7	14.5	624.2
Total Assets Acquired	$11,122.3	$1,593.3	$12,715.6

Liabilities
Secured financing agreements	$7,090.6	$—	$7,090.6
Secured notes and bonds payable	1,121.8	—	1,121.8
Residential mortgage loans repurchase liability	666.8	—	666.8
Accrued expenses and other liabilities	918.6	14.4	933.0
Total Liabilities Assumed	$9,797.8	$14.4	$9,812.2

Net Assets	$1,324.5	$1,578.9	$2,903.4

Goodwill (bargain purchase gain)	$(6.0)	$55.7	$49.7
(A)Includes intangible assets acquired as part of the Caliber acquisition in the form of purchased technology and trade name/trademarks. These intangibles are being amortized over a finite life of up to seven years.
(B)Includes intangible assets acquired as part of the Genesis acquisition in the form of customer relationships, trade name and a license. Customer relationships and the trade name are being amortized over a finite life of nine years and five years, respectively. Rithm Capital has determined that the license has an indefinite useful life.

Acquisition of Caliber Home Loans Inc.

On April 14, 2021, Rithm Capital entered into a Stock Purchase Agreement (the “SPA”) with LSF Pickens Holdings, LLC (“LSF”), a Delaware limited liability company and an affiliate of Lone Star Funds, and Caliber, a leading mortgage originator and servicer and then-wholly owned subsidiary of LSF. The SPA provided that, upon the terms and subject to the conditions set forth therein, the Company or one of its subsidiaries will purchase all of the issued and outstanding equity interests of Caliber

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
from LSF. On August 23, 2021, Rithm Capital completed its acquisition of all of the outstanding equity interests of Caliber from LSF for a purchase price of $1.318 billion in cash.

At acquisition, Rithm Capital recognized a bargain purchase gain of approximately $3.3 million and the amount is grouped and presented as part of Other Income in the Consolidated Statements of Income. The bargain purchase gain was primarily driven by differences in Caliber’s projected net income versus actuals between the period of Caliber acquisition announcement and its closing. During the fourth quarter of 2021, the Company recognized a $2.7 million measurement period adjustment related to certain return to provision adjustments which increased the total bargain purchase gain to $6.0 million.

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates.

The results of Caliber’s operations have been included in the Company’s Consolidated Statements of Income for the year ended December 31, 2021 from the date of the acquisition and represent $659.8 million of revenue and $25.9 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $9.6 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative Expenses in the Consolidated Statements of Income.

Intangible assets consist of purchased technology and trademarks/trade names. Rithm Capital amortizes intangible assets on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 6.6 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Purchased technology	7	$38,545
Trademarks/trade names	1	2,483
Total identifiable intangible assets		$41,028

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
achieved had the Caliber acquisition occurred on January 1, 2020, the beginning of the earliest period presented.

Acquisition of Genesis Capital LLC

On December 20, 2021, Rithm Capital acquired 100% of the outstanding interest of Genesis, a leading mortgage loan lender, along with a related portfolio of loans, from affiliates of Goldman Sachs. Cash consideration for the Genesis acquisition totaled approximately $1.63 billion.

The Company recognized goodwill of approximately $55.7 million related to the Genesis acquisition and primarily relates to anticipated synergies, the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. Goodwill is reflected within the Mortgage Loans Receivable reporting segment and the amount is grouped and presented as part of Other Assets on the Consolidated Balance Sheets. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. Rithm Capital will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates.

The results of Genesis’s operations have been included in the Company’s Consolidated Statements of Income for the year ended December 31, 2021 from the date of the acquisition and represent $4.2 million of revenue and $1.4 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $6.7 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative expenses in the Consolidated Statements of Income.

Intangible assets consist of customer relationships, trade name, and license. Rithm Capital amortizes finite-lived customer relationships and trade name intangible assets on a straight-line basis over their respective useful lives. Rithm Capital has determined that the license has an indefinite useful life. The weighted average life of the total acquired identifiable intangible assets is 8.5 years. The following table presents the details of identifiable intangible assets acquired:

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

4. SEGMENT REPORTING

At December 31, 2022, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 19) and related interest expense.

In 2021, Rithm Capital reevaluated the composition and number of its reportable segments based on the significance of certain business activities to its operations and performance evaluation, which drive resource allocation. Based on this reevaluation, the Company revised its presentation and composition of reportable segments. In the beginning of the third quarter of 2021, MSR assets serviced by Newrez (previously reflected within the MSR Related Investments Segment) and Caliber are reflected within Servicing. MSRs owned by third-parties but serviced by the Company’s subsidiaries are also reflected within Servicing. MSR assets sub-serviced by third-parties (PHH, LoanCare, Flagstar, Valon and Mr. Cooper) continue to be reflected as part of the MSR Related Investments. During the fourth quarter of 2021, the Mortgage Loans Receivable segment was added to reflect Genesis and consists of a platform that originates construction, renovation and bridge loans. Segment information for prior periods have been restated to reflect these changes.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$1,431,947	$400,017	$1,831,964	$—	$—	$—	$—	$—	$1,831,964
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120))	—	731,222	1,528	732,750	—	—	—	—	—	732,750
Servicing revenue, net	—	2,163,169	401,545	2,564,714	—	—	—	—	—	2,564,714
Interest income	173,947	152,687	105,279	431,913	298,544	89,476	68,788	166,479	20,781	1,075,981
Gain on originated residential mortgage loans, held-for-sale, net	1,039,939	87,343	—	1,129,787	—	(43,555)	—	—	—	1,086,232
Total revenues	1,213,886	2,403,199	506,824	4,126,414	298,544	45,921	68,788	166,479	20,781	4,726,927
Interest expense	123,350	201,706	107,849	432,905	166,937	78,706	8,066	64,188	40,199	791,001
G&A and other	1,219,271	503,434	195,415	1,918,120	3,720	60,682	8,277	64,277	497,972	2,553,048
Total operating expenses	1,342,621	705,140	303,264	2,351,025	170,657	139,388	16,343	128,465	538,171	3,344,049
Change in fair value of investments	—	(1,812)	(11,386)	(13,198)	1,055,346	37,102	(36,739)	65,779	—	1,108,290
Gain (loss) on settlement of investments, net	—	(1,378)	(5,883)	(7,261)	(1,382,605)	67,465	—	(37,345)	67	(1,359,679)
Other income (loss), net	6,256	767	42,635	49,658	(9,174)	76,895	26,548	12,243	(24,858)	131,312
Total other income (loss)	6,256	(2,423)	25,366	29,199	(336,433)	181,462	(10,191)	40,677	(24,791)	(120,077)
Income (loss) before income taxes	(122,479)	1,695,636	228,926	1,804,588	(208,546)	87,995	42,254	78,691	(542,181)	1,262,801
Income tax (benefit) expense	(30,397)	357,715	40,678	367,996	—	(5,333)	33	(7,792)	(75,388)	279,516
Net income (loss)	$(92,082)	$1,337,921	$188,248	$1,436,592	$(208,546)	$93,328	$42,221	$86,483	$(466,793)	$983,285
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,716	—	2,850	5,566	—	—	23,200	—	—	28,766
Dividends on preferred stock	—	—	—	—	—	—	—	—	89,726	89,726
Net income (loss) attributable to common stockholders	$(94,798)	$1,337,921	$185,398	$1,431,026	$(208,546)	$93,328	$19,021	$86,483	$(556,519)	$864,793
(A)Includes elimination of intercompany transactions of $2.5 million primarily related to loan sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2022
Investments	$2,066,798	$7,304,637	$2,091,507	$11,462,942	$8,289,277	$2,248,591	$363,756	$2,064,028	$—	$24,428,594
Cash and cash equivalents	163,452	440,739	276,690	880,881	381,456	361	605	52,441	20,764	1,336,508
Restricted cash	24,316	136,933	69,347	230,596	4,604	4,627	15,930	25,369	—	281,126
Other assets	224,705	2,204,127	3,000,911	5,429,743	248,283	324,119	29,375	170,129	146,260	6,347,909
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$2,491,107	$10,098,976	$5,443,547	$18,033,630	$8,923,620	$2,577,698	$409,666	$2,367,698	$167,024	$32,479,336
Debt	$1,909,030	$4,751,454	$3,272,945	$9,933,429	$7,430,463	$1,937,395	$299,498	$1,733,579	$567,371	$21,901,735
Other liabilities	214,148	2,081,536	35,052	2,330,736	776,785	272,484	1,176	25,818	160,534	3,567,533
Total liabilities	2,123,178	6,832,990	3,307,997	12,264,165	8,207,248	2,209,879	300,674	1,759,397	727,905	25,469,268
Total equity	367,929	3,265,986	2,135,550	5,769,465	716,372	367,819	108,992	608,301	(560,881)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	—	12,193	24,630	—	—	42,437	—	—	67,067
Total Rithm Capital stockholders’ equity	$355,492	$3,265,986	$2,123,357	$5,744,835	$716,372	$367,819	$66,555	$608,301	$(560,881)	$6,943,001
Investments in equity method investees	$—	$—	$72,437	$72,437	$—	$—	$—	$—	$—	$72,437

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(4,089)	$1,025,888	$537,755	$1,559,554	$—	$—	$—	$—	$—	$1,559,554
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646))	—	(313,655)	(261,698)	(575,353)	—	—	—	—	—	(575,353)
Servicing revenue, net	(4,089)	712,233	276,057	984,201	—	—	—	—	—	984,201
Interest income	188,053	20,629	49,162	257,844	293,989	139,658	93,847	4,219	21,339	810,896
Gain on originated residential mortgage loans, held-for-sale, net	1,704,363	101,764	(138,505)	1,781,204	9,878	35,827	—	—	—	1,826,909
Total revenues	1,888,327	834,626	186,714	3,023,249	303,867	175,485	93,847	4,219	21,339	3,622,006
Interest expense	121,392	97,696	104,838	323,926	47,037	76,273	10,999	1,000	38,073	497,308
G&A and other	1,223,668	395,007	273,748	1,892,423	4,620	90,377	10,856	1,802	119,686	2,119,764
Total operating expenses	1,345,060	492,703	378,586	2,216,349	51,657	166,650	21,855	2,802	157,759	2,617,072
Change in fair value of investments	—	—	(22,336)	(22,336)	(101,566)	155,758	(20,133)	—	—	11,723
Gain (loss) on settlement of investments, net	—	(4,766)	(35,116)	(39,882)	(254,672)	60,164	—	—	(171)	(234,561)
Other income (loss), net	2,346	742	79,355	82,443	3,515	94,765	1,935	—	(946)	181,712
Total other income (loss)	2,346	(4,024)	21,903	20,225	(352,723)	310,687	(18,198)	—	(1,117)	(41,126)
Income (loss) before income taxes	545,613	337,899	(169,969)	827,125	(100,513)	319,522	53,794	1,417	(137,537)	963,808
Income tax (benefit) expense	115,289	17,828	(26,553)	106,564	—	51,579	83	—	—	158,226
Net income (loss)	$430,324	$320,071	$(143,416)	$720,561	$(100,513)	$267,943	$53,711	$1,417	$(137,537)	$805,582
Noncontrolling interests in income (loss) of consolidated subsidiaries	11,298	—	(1,800)	9,498	—	—	23,858	—	—	33,356
Dividends on preferred stock	—	—	—	—	—	—	—	—	66,744	66,744
Net income (loss) attributable to common stockholders	$419,026	$320,071	$(141,616)	$711,063	$(100,513)	$267,943	$29,853	$1,417	$(204,281)	$705,482
(A) Includes elimination of intercompany transactions of $113.6 million primarily related to loan sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
December 31, 2021
Investments	$8,829,598	$5,439,613	$2,776,078	$17,045,289	$9,396,539	$3,099,294	$507,291	$1,515,762	$—	$31,564,175
Cash and cash equivalents	587,685	250,294	288,900	1,126,879	197,559	22	1,437	5,653	1,025	1,332,575
Restricted cash	32,803	95,785	27,182	155,770	15,342	2,482	21,961	—	312	195,867
Other assets	969,338	2,728,253	1,926,482	5,624,073	389,309	125,647	39,662	106,615	279,068	6,564,374
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$10,431,260	$8,526,485	$5,023,734	$23,981,479	$9,998,749	$3,227,445	$570,351	$1,683,761	$280,405	$39,742,190
Debt	$8,251,702	$4,131,297	$3,561,342	$15,944,341	$9,040,309	$2,440,693	$460,314	$1,252,660	$642,670	$29,780,987
Other liabilities	425,582	2,323,315	182,460	2,931,357	6,991	179,260	583	8,541	165,091	3,291,823
Total liabilities	8,677,284	6,454,612	3,743,802	18,875,698	9,047,300	2,619,953	460,897	1,261,201	807,761	33,072,810
Total equity	1,753,976	2,071,873	1,279,932	5,105,781	951,449	607,492	109,454	422,560	(527,356)	6,669,380
Noncontrolling interests in equity of consolidated subsidiaries	15,683	—	10,251	25,934	—	—	39,414	—	—	65,348
Total Rithm Capital stockholders’ equity	$1,738,293	$2,071,873	$1,269,681	$5,079,847	$951,449	$607,492	$70,040	$422,560	$(527,356)	$6,604,032
Investments in equity method investees	$—	$—	$105,592	$105,592	$—	$—	$—	$—	$—	$105,592

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Year Ended December 31, 2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$(11,519)	$891,191	$762,600	$1,642,272	$—	$—	$—	$—	$—	$1,642,272
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,583,628))	—	(1,094,339)	(1,074,570)	(2,168,909)	—	—	—	—	—	(2,168,909)
Servicing revenue, net	(11,519)	(203,148)	(311,970)	(526,637)	—	—	—	—	—	(526,637)
Interest income	63,160	16,897	58,517	138,574	355,916	175,963	124,512	—	—	794,965
Gain on originated residential mortgage loans, held-for-sale, net	1,289,584	47,277	23,860	1,400,552	(13,398)	11,938	—	—	—	1,399,092
Total revenues	1,341,225	(138,974)	(229,593)	1,012,489	342,518	187,901	124,512	—	—	1,667,420
Interest expense	45,676	76,884	157,230	279,790	157,371	87,958	22,587	—	36,763	584,469
G&A and other	494,398	368,208	155,882	1,018,488	7,639	62,900	10,301	—	109,893	1,209,221
Total operating expenses	540,074	445,092	313,112	1,298,278	165,010	150,858	32,888	—	146,656	1,793,690
Change in fair value of investments	—	—	(18,958)	(18,958)	(25,012)	(107,604)	2,816	—	—	(148,758)
Gain (loss) on settlement of investments, net	—	(5,486)	(11,227)	(16,713)	(828,525)	(19,655)	(4,183)	—	(61,055)	(930,131)
Other income (loss), net	433	(1,738)	39,690	38,385	(11,071)	(113,428)	(8,386)	—	(41,109)	(135,609)
Total other income (loss)	433	(7,224)	9,505	2,714	(864,608)	(240,687)	(9,753)	—	(102,164)	(1,214,498)
Income (loss) before income taxes	801,584	(591,290)	(533,200)	(283,075)	(687,100)	(203,644)	81,871	—	(248,820)	(1,340,768)
Income tax (benefit) expense	211,359	(58,288)	(71,719)	81,352	—	(65,215)	779	—	—	16,916
Net income (loss)	$590,225	$(533,002)	$(461,481)	$(364,427)	$(687,100)	$(138,429)	$81,092	$—	$(248,820)	$(1,357,684)
Noncontrolling interests in income (loss) of consolidated subsidiaries	15,625	—	891	16,516	—	—	36,158	—	—	52,674
Dividends on preferred stock	—	—	—	—	—	—	—	—	54,295	54,295
Net income (loss) attributable to common stockholders	$574,600	$(533,002)	$(462,372)	$(380,943)	$(687,100)	$(138,429)	$44,934	$—	$(303,115)	$(1,464,653)
(A) Includes elimination of intercompany transactions of $39.8 million primarily related to loan sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Year Ended December 31,
	2022	2021	2020
Base servicing
MSR assets	$1,187,130	$731,924	$611,669
Residential whole loans	11,354	16,448	16,081
Third party	92,589	103,617	139,480
	1,291,073	851,989	767,230
Other fees
Ancillary and other fees(A)	140,874	173,899	123,961

Change in fair value due to:
Realization of cash flows	(414,017)	(783,349)	(792,680)
Change in valuation inputs and assumptions and other	1,145,239	469,694	(301,659)
Total servicing fees	$2,163,169	$712,233	$(203,148)

Servicing data unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR assets	$401,897	$389,852	$220,880
UPB – Residential whole loans	8,630	14,097	9,993
UPB – Third party	93,036	78,814	66,892
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

The table below summarizes the components of Excess MSRs:

	Year Ended December 31,
	2022	2021
Direct investments in Excess MSRs	$249,366	$259,198
Excess MSR Joint Ventures	72,437	85,749
Excess mortgage servicing rights assets, at fair value	$321,803	$344,947

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Servicer
Total(A)
Balance as of December 31, 2020	$310,938
Interest income	20,296
Other income	78
Proceeds from repayments	(56,052)
Proceeds from sales	(984)
Change in fair value	(15,078)
Balance as of December 31, 2021	259,198
Interest income	38,035
Other income	42
Proceeds from repayments	(43,950)
Proceeds from sales	(997)
Change in fair value	(2,962)
Balance as of December 31, 2022	$249,366
(A)Underlying loans serviced by Mr. Cooper and Specialized Loan Servicing LLC (“SLS”).

Mr. Cooper or SLS, as applicable, as servicer performs all of the servicing and advancing functions, and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital has entered into a “recapture agreement” with respect to each of the direct Excess MSR investments serviced by Mr. Cooper and SLS. Under such arrangements, Rithm Capital is generally entitled to a pro rata interest in the Excess MSRs on any refinancing by Mr. Cooper of a loan in the original portfolio. These recapture agreements do not apply to Rithm Capital’s Servicer Advance Investments (Note 7).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following summarizes direct investments in Excess MSRs:

December 31, 2022
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
	Rithm Capital(C)(D)	Fortress-managed funds	Mr. Cooper
$48,154,644	32.5% – 100% (56.5%)	—% – 50.0%	—% – 35.0%	6.3	$207,470	$249,366

December 31, 2021
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
	Rithm Capital(C)(D)	Fortress-managed funds	Mr. Cooper
$57,422,177	32.5% – 100.0% (56.3%)	—% – 50.0%	—% – 35.0%	6.3	$214,239	$259,198
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related Servicer Advance Investments, including the basic fee component of the related MSR as of December 31, 2022 and 2021 (Note 7) on $17.0 billion and $20.3 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value of investments consists of the following:

	Year Ended December 31,
	2022	2021	2020
Original and Recaptured Pools	$(2,962)	$(15,078)	$(16,232)

As of December 31, 2022 and 2021, weighted average discount rates of 8.3% (range of 8% – 8.5%) and 7.8% (range of 7.5% – 8.0%), respectively, were used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures

Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and Fortress-managed funds investing in Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	December 31,
	2022	2021
Excess MSRs	$135,356	$152,383
Other assets	10,204	19,802
Other liabilities	(687)	(687)
Equity	$144,873	$171,498

Rithm Capital’s investment	$72,437	$85,749
Rithm Capital’s percentage ownership	50.0%	50.0%

	Year Ended December 31,
	2022	2021	2020
Interest income	$15,157	$7,574	$22,507
Other income (loss)	(12,073)	(3,906)	(29,461)
Expenses	(32)	(32)	(24)
Net income (loss)	$3,052	$3,636	$(6,978)

The following table summarizes the activity of investments in equity method investees:

	December 31,
	2022	2021
Balance at beginning of period	$85,749	$99,917
Contributions (distributions) to equity method investees	—	—
Distributions of capital from equity method investees	(14,838)	(15,986)
Change in fair value of investments in equity method investees	1,526	1,818
Balance at end of period	$72,437	$85,749

The following table summarizes Excess MSR investments made through equity method investees:

	December 31, 2022
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and recaptured pools	$19,299,726	66.7%	50.0%	$106,176	$135,356	5.1

	December 31, 2021
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and recaptured pools	$23,039,453	66.7%	50.0%	$112,840	$152,383	5.7
(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which Rithm Capital holds a 50% interest.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which Rithm Capital holds a 50% interest. Carrying value represents the fair value of the pools, as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
6. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR Financing Receivables:

Total
Balance as of December 31, 2020	$4,585,841
Caliber acquisition (Note 3)	1,507,524
Purchases, net(A)	10,949
Originations(B)	1,331,626
Proceeds from sales	(63,451)
Change in fair value due to:
Realization of cash flows(C)	(1,196,527)
Change in valuation inputs and assumptions	680,431
(Gain) loss realized	2,410
Balance as of December 31, 2021	$6,858,803
Purchases, net(A)	(967)
Originations(B)	1,222,742
Proceeds from sales	(14,282)
Change in fair value due to:
Realization of cash flows(C)	(631,120)
Change in valuation inputs and assumptions	1,449,134
(Gain) loss realized	5,093
Balance as of December 31, 2022	$8,889,403
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of Servicing Revenue, Net:

	Year Ended December 31,
	2022	2021	2020
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,699,587	$1,446,509	$1,457,211
Ancillary and other fees	132,377	113,045	185,061
Servicing fee revenue and fees, net	1,831,964	1,559,554	1,642,272
Change in fair value due to:
Realization of cash flows(A)	(631,120)	(1,192,646)	(1,583,628)
Change in valuation inputs and assumptions(B)	1,449,134	680,088	(585,928)
Change in fair value of derivative instruments	(11,316)	(30,481)	—
(Gain) loss realized	5,093	2,410	647
Gain (loss) on settlement of derivative instruments	(79,041)	(34,724)	—
Servicing revenue, net	$2,564,714	$984,201	$(526,637)
(A)Includes $3.9 million and $8.7 million of fair value adjustment due to realization of cash flows to excess spread financing for the year ended December 31, 2021 and 2020, respectively.
(B)Includes $0.3 million and $5.5 million of fair value adjustment due to changes in valuation inputs and assumptions to excess spread financing for the year ended December 31, 2021 and 2020, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following is a summary of MSRs and MSR Financing Receivables as of December 31, 2022 and 2021:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
2022
Agency	$364,879,106	7.2	$6,022,266
Non-Agency	53,881,903	4.9	794,459
Ginnie Mae(c)	121,136,315	6.7	2,072,678
Total	$539,897,324	6.9	$8,889,403
2021
Agency	$374,815,579	6.1	$4,443,713
Non-Agency	63,851,154	8.3	943,210
Ginnie Mae(c)	109,946,356	5.7	1,471,880
Total/Weighted Average	$548,613,089	6.3	$6,858,803
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of December 31, 2022 and 2021, weighted average discount rates of 8.3% (range of 7.6% – 9.8%) and 7.4% (range of 6.9% – 12.5%), respectively, were used to value Rithm Capital’s MSRs and MSR Financing Receivables, respectively.
(C)As of December 31, 2022 and 2021, Rithm Capital holds approximately $1.2 billion and $1.8 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether Rithm Capital intends to repurchase the loans. As of December 31, 2022 and 2021, Rithm Capital holds approximately $1.2 billion and $1.8 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of December 31, 2022 and 2021, Rithm Capital holds approximately $0.8 billion and $1.1 billion, respectively, of reacquired residential mortgage loans and is reflected in Residential Mortgage Loans, Held-for-Sale, at Fair Value on the Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and Rithm Capital entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to Rithm Capital of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate unpaid principal balance of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Ocwen and Rithm Capital concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the residential mortgage loans related to the MSRs that were transferred to Rithm Capital.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Of the “Rights to MSRs” sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of December 31, 2022 and 2021, with respect to MSRs representing approximately $12.4 billion and $14.0 billion UPB of underlying loans, respectively, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR Financing Receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2022	December 31, 2021
California	17.4%	18.1%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.9%	5.6%
New Jersey	4.4%	4.5%
Virginia	3.6%	3.4%
Maryland	3.4%	3.4%
Illinois	3.4%	3.4%
Georgia	2.9%	3.0%
Other U.S.	38.2%	37.8%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for third parties under subservicing agreements. The subservicing does not meet the criteria to be recognized as a servicing right asset and, therefore, is not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans subserviced for others as of December 31, 2022 and 2021 was $93.0 billion and $78.8 billion, respectively. Rithm Capital earned subservicing revenue of $132.1 million and $158.5 million for the year ended December 31, 2022 and 2021, respectively, related to subserviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Income.

NRM engages third party licensed mortgage servicers as subservicers and, in relation to certain MSR purchases, including to perform the operational servicing duties, including recapture activities, in connection with the MSRs it acquires, in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Income. As of December 31, 2022, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.2%, 8.0%, 6.0%, 2.0% and 0.3%, respectively, of the MSRs held by Rithm Capital. The remaining 74.5% of the underlying UPB of the related mortgages is subserviced by the Mortgage Company (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 23) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

The following types of advances are included in the Servicer Advances Receivable:

	December 31,
	2022	2021
Principal and interest advances	$664,495	$562,418
Escrow advances (taxes and insurance advances)	1,426,409	1,523,154
Foreclosure advances	754,073	793,098
Total(A)(B)(C)	$2,844,977	$2,878,670
(A)Includes $526.5 million and $593.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $261.8 million and $212.9 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non reimbursable advance loss assumption.
(C)Excludes $19.5 million and $23.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $65.4 million and $32.1 million for expected non-recovery of advances as of December 31, 2022 and 2021, respectively.

The following table summarizes the activity of the servicer advances reserve:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Balance as of December 31, 2020	$22,849
Caliber acquisition (Note 3)	15,068
Provision	11,560
Write-offs	(17,355)
Balance as of December 31, 2021	$32,122
Provision	48,392
Write-offs	(15,086)
Balance as of December 31, 2022	$65,428

See Note 19 regarding the financing of MSRs and Servicer Advances Receivable.

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

A taxable wholly owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Buyer”), a joint venture entity, and owned an approximately 73.2% interest in the Buyer as of December 31 2020. In July 2021, Rithm Capital entered into a purchase and sales agreement with certain third-party co-investors whereby Rithm Capital agreed to purchase from certain third-party co-investors approximately 16.1% of aggregate interest in the Buyer, increasing Rithm Capital’s ownership of the Buyer to approximately 89.3% as of December 31, 2021. As of December 31, 2022, third-party co-investors, owning the remaining interest in the Buyer, have funded capital commitments to the Buyer of $75.0 million and Rithm Capital has funded capital commitments to the Buyer of $627.4 million. The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of December 31, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments, however, the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

The Buyer has purchased servicer advances from Mr. Cooper, is required to purchase all future servicer advances made with respect to this portfolio of loans from Mr. Cooper, and receives cash flows from advance recoveries and the basic fee component of the related MSRs, net of compensation paid back to Mr. Cooper in consideration of Mr. Cooper’s servicing activities. The compensation paid to Mr. Cooper as of December 31, 2022 was approximately 9.2% of the basic fee component of the related MSRs plus a performance fee that represents a portion (up to 100%) of the cash flows in excess of those required for the Buyer to obtain a specified return on its equity.

Rithm Capital has determined that the Buyer is a VIE. See Note 21 for information regarding the assets and liabilities related to this consolidated VIE.

Rithm Capital also acquired a portion of the call rights related to this portfolio of loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes Servicer Advance Investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
December 31, 2022
Servicer Advance Investments	$392,749	$398,820	5.7%	5.6%	8.4
December 31, 2021
Servicer Advance Investments	$405,786	$421,807	5.2%	5.5%	6.9
(A)Represents the fair value of the Servicer Advance Investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the Servicer Advance Investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
December 31, 2022
Servicer Advance Investments(D)	$17,033,753	$341,628	2.0%	$319,276	90.2%	88.3%	6.5%	5.9%
December 31, 2021
Servicer Advance Investments(D)	$20,314,977	$369,440	1.8%	$356,580	91.4%	90.7%	1.3%	1.2%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in Servicer Advance Investments:

	December 31,
	2022	2021
Principal and interest advances	$66,892	$67,014
Escrow advances (taxes and insurance advances)	155,438	174,681
Foreclosure advances	119,298	127,745
Total	$341,628	$369,440

The following table summarizes interest income related to Servicer Advance Investments:

	Year Ended December 31,
	2022	2021	2020
Interest income, gross of amounts attributable to servicer compensation	$15,821	$12,501	$34,262
Amounts attributable to basic servicer compensation	(891)	(1,798)	(3,248)
Amounts attributable to incentive servicer compensation	27,075	(9,025)	(12,832)
Interest income from servicer advance investments	$42,005	$1,678	$18,182

See Note 19 regarding the financing of Servicer Advance Investments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
8. REAL ESTATE AND OTHER SECURITIES

“Agency” residential mortgage backed securities (“RMBS”) are RMBS issued by a government sponsored enterprise, such as Fannie Mae or Freddie Mac. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

The following table summarizes Real Estate and Other Securities by designation:

	December 31, 2022
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Principal Subordination(D)
RMBS designated as available for sale (AFS):
Agency(E)	$80,261	$—	$—	$73,439	1	3.50%	3.50%	8.9	N/A
Non-Agency(F)(G)	2,631,852	72,354	(33,684)	397,076	333	3.50%	3.50%	6.4	29.1%
RMBS measured at fair value through net income (FVO):
Agency(E)	7,383,261	91,770	(43,826)	7,264,978	35	5.00%	5.00%	8.6	N/A
Non-Agency(F)(G)	15,275,560	56,213	(91,369)	553,784	341	2.70%	4.80%	7.5	16.7%
Total/ Weighted Average	$25,370,934	$220,337	$(168,879)	$8,289,277	710	4.80%	4.90%	8.4

	December 31, 2021
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Principal Subordination(D)
RMBS designated as available for sale (AFS):
Agency(E)	$91,572	$7,008	$—	$98,367	1	3.50%	3.50%	4.4	N/A
Non-Agency(F)(G)	2,956,066	84,494	(117)	522,416	334	3.29%	3.18%	3.4	26.6%
RMBS measured at fair value through net income (FVO):
Agency(E)	8,307,771	204	(226,309)	8,346,230	40	2.13%	2.13%	7.0	N/A
Non-Agency(F)(G)	12,958,891	32,814	(51,892)	429,526	271	2.15%	3.91%	3.2	20.3%
Total/ Weighted Average	$24,314,300	$124,520	$(278,318)	$9,396,539	646	2.19%	2.27%	6.6
(A)Fair value is equal to carrying value for all securities.
(B)Excludes residual bonds, and certain other Non-Agency bonds, with a carrying value of $16.6 million and $1.1 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)Percentage of the amortized cost basis of securities that is subordinate to Rithm Capital’s investments, excluding fair value option securities.
(E)The total outstanding face amount was $7.5 billion and $8.4 billion for fixed rate securities and $0.0 billion and $0.0 billion for floating rate securities as of December 31, 2022 and 2021, respectively.
(F)The total outstanding face amount was $8.4 billion (including $7.5 billion of residual and fair value option notional amount) and $9.6 billion (including $8.7 billion of residual and fair value option notional amount) for fixed rate securities and $9.5 billion (including $9.3 billion of residual and fair value option notional amount) and $6.4 billion (including $6.2 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2022 and 2021, respectively.
(G)Includes other asset backed securities (“ABS”) consisting primarily of (i) interest-only securities and servicing strips which Rithm Capital elected to carry at fair value (fair value option securities) and record changes to valuation through the income statement, (ii) bonds backed by consumer loans and (iii) corporate debt. The following table summarizes these securities:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
December 31, 2022
Corporate debt	$514	$—	$—	$465	2	8.20%	9.50%	2.2
Consumer loan bonds	518	522	—	590	3	N/A	N/A	0.7
Fair value option securities
Interest-only securities	9,652,902	29,681	(31,714)	160,160	141	0.90%	5.40%	3.2
Servicing strips	4,338,099	17,501	(4,105)	59,017	61	0.70%	9.90%	4.2
December 31, 2021
Corporate Debt	$414	$9	$—	$423	1	8.25%	8.25%	3.3
Consumer loan bonds	2,960	878	—	2,974	3	N/A	N/A	0.0
Fair value option securities
Interest-only securities	7,368,874	8,099	(43,626)	152,489	127	1.19%	1.54%	2.0
Servicing strips	4,413,700	6,869	(7,758)	59,120	59	1.40%	13.12%	2.6

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Year Ended December 31,
	2022		2021
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$16,479.3	$5,018.1	$5,907.2	$2,999.3
Purchase price	16,314.6	256.5	6,098.8	174.3

Sales
Face	$16,516.0	$15.3	$7,830.8	$1,686.9
Amortized cost	16,759.7	13.6	8,135.6	193.2
Sale price	15,026.3	12.0	8,074.3	164.7
Gain (loss) on sale	(1,733.4)	(1.6)	(61.3)	(28.5)

As of December 31, 2022, Rithm Capital had purchased $738.4 million face amount of Agency RMBS for $730.0 million and sold $490.8 million face amount of Agency RMBS for $471.6 million which had not yet been settled. There were no unsettled trades as of December 31, 2021. Unsettled purchases and sales are recorded on a trade date basis and grouped and presented within Payable for Investments Purchased and Receivable for Investments Sold on the Consolidated Balance Sheets.

Rithm Capital has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Notes 9 and 24 for further details on these transactions.

Unrealized losses attributable to credit impairment associated with securities designated as AFS are recognized in net income. During the year ended December 31, 2022, 2021 and 2020, Rithm Capital recorded a credit impairment of $7.3 million, a reversal of credit impairment of $5.2 million and a credit impairment of $13.4 million, respectively. Any remaining unrealized losses on Rithm Capital’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Rithm Capital performed analyses in relation to such securities, using its best estimate of cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Rithm Capital has no intent to sell, and is not more likely than not to be required to sell, these securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of December 31, 2022.

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Less than 12 Months	$408,191	$390,591	$(10,816)	$379,775	$(33,435)	$346,340	199	4.8%	4.9%	8.5
12 or More Months	3,107	3,157	—	3,157	(249)	2,908	2	1.5%	4.0%	3.6
Total/Weighted Average	$411,298	$393,748	$(10,816)	$382,932	$(33,684)	$349,248	201	4.8%	4.9%	8.5
(A)Represents credit impairment on securities in an unrealized loss position as of December 31, 2022.

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	December 31, 2022				December 31, 2021
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	77,843	78,101	(10,816)	(258)	6,581	6,581	(3,471)	—
Non-credit impaired securities	271,405	304,831	—	(33,426)	3,927	4,044	—	(117)
Total debt securities in an unrealized loss position	$349,248	$382,932	$(10,816)	$(33,684)	$10,508	$10,625	$(3,471)	$(117)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2020	$8,672	$—	$8,672
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(2,182)	—	(2,182)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(3,019)	—	(3,019)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	128	6,676	6,804
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	541	—	541
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2022	$4,140	$6,676	$10,816

Rithm Capital evaluates the credit quality of its real estate securities, as of the acquisition date, for evidence of credit quality deterioration. As a result, Rithm Capital identified a population of real estate securities for which it was determined that it was probable that Rithm Capital would be unable to collect all contractually required payments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that Rithm Capital would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
December 31, 2022	$443,680	$66,775
December 31, 2021	512,731	180,890

The following is a summary of the changes in accretable yield for these securities:

	Year Ended December 31,
	2022	2021
Beginning balance	$36,093	$189,562
Additions	—	8,324
Accretion	(2,155)	(4,720)
Reclassifications from (to) non-accretable difference	7,262	(8,015)
Disposals	—	(149,058)
Ending balance	$41,200	$36,093
See Note 19 regarding the financing of Real Estate and Other Securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
9. RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulated its residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. Rithm Capital, through its Mortgage Company, originates residential mortgage loans for sale and securitization to third parties and generally retains the servicing rights on the underlying loans.

Loans are accounted for based on Rithm Capital’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2022, Rithm Capital accounts for loans based on the following categories:

•Loans Held-for-Investment, at fair value
•Loans Held-for-Sale, at lower of cost or fair value
•Loans Held-for-Sale, at fair value

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31,
	2022					2021
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$538,710	$452,519	9,612	8.5%	4.3	$569,933

Acquired performing loans(C)	85,049	72,425	2,249	8.5%	5.2	130,634
Acquired non-performing loans(D)	32,798	28,602	448	7.8%	3.0	2,287
Total residential mortgage loans, held-for-sale, at lower of cost or market	$117,847	$101,027	2,697	8.3%	4.6	$132,921

Acquired performing loans(C)(E)	947,910	890,131	4,474	5.7%	19.2	2,070,262
Acquired non-performing loans(D)(E)	369,220	340,342	1,938	4.3%	27.9	315,063
Originated loans	2,070,758	2,066,798	5,760	6.5%	29.5	8,829,599
Total residential mortgage loans, held-for-sale, at fair value	$3,387,888	$3,297,271	12,172	6.0%	26.4	$11,214,924

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$3,505,735	$3,398,298				$11,347,845
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
(C)Performing loans are generally placed on nonaccrual status when principal or interest is 90 days or more past due.
(D)As of December 31, 2022, Rithm Capital has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $523.1 million and $299.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2022	2021
Florida	10.9%	10.1%
California	10.2%	15.7%
Texas	8.9%	6.7%
New York	6.8%	7.1%
Washington	4.4%	7.5%
Georgia	4.2%	3.1%
New Jersey	3.8%	3.8%
Illinois	3.6%	2.8%
Indiana	3.2%	2.0%
Maryland	3.1%	3.1%
Other U.S.	40.9%	38.1%
	100.0%	100.0%

See Note 19 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	December 31,
	2022			2021
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
90+	$468,147	$423,321	$(44,826)	$779,178	$740,043	$(39,135)

Call Rights

Rithm Capital has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations, and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the year ended December 31, 2022, Rithm Capital executed calls on a total of 5 trusts and recognized no interest income on securities held in the collapsed trusts and $8.3 million of gain on securitizations accounted for as sales. For the year ended December 31, 2021, Rithm Capital executed calls on a total of 75 trusts and recognized $3.3 million of interest income on securities held in the collapsed trusts and $29.0 million of gain on securitizations accounted for as sales. Refer to Note 24 for transactions with affiliates.

The following table summarizes the activity for residential mortgage loans:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Loans Held-for-Investment	Loans Held-for-Sale, at Lower Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2020	$674,179	$509,887	$4,705,816	$5,889,882
Caliber acquisition (Note 3)	—	—	7,685,681	7,685,681
Originations	—	—	123,059,895	123,059,895
Sales	—	(374,683)	(131,960,935)	(132,335,618)
Purchases/additional fundings	—	—	8,102,055	8,102,055
Proceeds from repayments	(120,247)	(32,826)	(520,334)	(673,407)
Transfer of loans to other assets(A)	—	(585)	22,112	21,527
Transfer of loans to real estate owned	(15,165)	(7,145)	(3,958)	(26,268)
Valuation provision on loans	—	38,273	—	38,273
Fair value adjustments due to:
Changes in instrument-specific credit risk	(2,020)	—	(18,099)	(20,119)
Other factors	33,186	—	142,691	175,877
Balance at December 31, 2021	$569,933	$132,921	$11,214,924	$11,917,778
Originations	—	—	67,406,228	67,406,228
Sales	—	(4,426)	(81,648,703)	(81,653,129)
Purchases/additional fundings	7,182	—	6,880,225	6,887,407
Proceeds from repayments	(80,661)	(17,777)	(394,613)	(493,051)
Transfer of loans to other assets(A)	—	—	(25,375)	(25,375)
Transfer of loans to real estate owned	(4,956)	(1,386)	(752)	(7,094)
Transfers of loans to held-for-sale	(1,580)	—	—	(1,580)
Transfers of loans to from held-for-investment	—	—	1,582	1,582
Valuation provision on loans	—	(8,305)	—	(8,305)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(33,086)	—	(36,204)	(69,290)
Other factors	(4,313)	—	(100,041)	(104,354)
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
(A)Represents loans for which foreclosure has been completed and for which Rithm Capital has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 14).

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	December 31,
	2022	2021	2020
Interest income:
Loans held-for-investment, at fair value	$45,287	$44,369	$53,264
Loans held-for-sale, at lower of cost or fair value	6,898	23,280	50,130
Loans held-for-sale, at fair value	211,238	260,062	135,729
Total interest income	263,423	327,711	239,123

Interest expense:
Loans held-for-investment, at fair value	17,583	16,919	21,029
Loans held-for-sale, at lower of cost or fair value	3,402	21,333	22,541
Loans held-for-sale, at fair value and SFR properties	181,071	159,413	90,064
Total interest expense	202,056	197,665	133,634

Net interest income	$61,367	$130,046	$105,489

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

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(1,106,458)	$460,062	$811,288
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	1,285,219	240,610	(361,755)
MSRs retained on transfer of residential mortgage loans(C)	1,222,742	1,331,626	666,414
Other(D)	33,551	107,249	49,270
Realized gain on sale of originated residential mortgage loans, net	$1,435,054	$2,139,547	$1,165,217
Change in fair value of residential mortgage loans	(271,530)	(137,503)	99,908
Change in fair value of interest rate lock commitments (Note 18)	(102,992)	(293,699)	249,183
Change in fair value of derivative instruments (Note 18)	25,700	118,564	(115,216)
Gain on originated residential mortgage loans, held-for-sale, net	$1,086,232	$1,826,909	$1,399,092
(A)Includes residential mortgage loan origination fees of $0.6 billion, $2.3 billion and $1.7 billion in the year ended December 31, 2022, 2021 and 2020, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
10. CONSUMER LOANS

Rithm Capital, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of December 31, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

The following table summarizes characteristics of the consumer loan portfolio:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
December 31, 2022
Total consumer loans	$330,428	$363,756	17.8%	3.4
December 31, 2021
Total consumer loans	$449,875	$507,291	17.5%	3.2

See Note 19 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	December 31,
	2022			2021
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
Current	$325,192	$358,057	$32,865	$442,481	$499,059	$56,578
90+	5,236	5,699	463	7,394	8,232	838
Total	$330,428	$363,756	$33,328	$449,875	$507,291	$57,416

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2020	$685,575
Additional fundings(A)	29,002
Proceeds from repayments	(206,078)
Accretion of loan discount and premium amortization, net	18,925
Fair value adjustments due to:
Changes in instrument-specific credit risk	22,915
Other factors	(43,048)
Balance at December 31, 2021	$507,291
Additional fundings(A)	29,615
Proceeds from repayments	(150,301)
Accretion of loan discount and premium amortization, net	13,891
Fair value adjustments due to:
Changes in instrument-specific credit risk	1,540
Other factors	(38,280)
Balance at December 31, 2022	$363,756
(A)Represents draws on consumer loans with revolving privileges.

11. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in single-family rental (“SFR”) properties:

	December 31,
	2022	2021
Land	$175,607	$109,152
Building	702,427	436,610
Capital improvements	118,999	40,655
Total gross investment in SFR properties	997,033	586,417
Accumulated depreciation	(25,720)	(6,810)
Investment in SFR properties, net	$971,313	$579,607

Depreciation expense for the year ended December 31, 2022 and 2021 totaled $18.9 million and $6.1 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Income.

As of December 31, 2022 and 2021, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.7 million and $3.8 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to the net carrying value of investments in SFR properties:

Balance at December 31, 2020	$41,271
Acquisitions and capital improvements	544,408
Dispositions	—
Accumulated depreciation	(6,072)
Balance at December 31, 2021	$579,607
Acquisitions and capital improvements	415,858
Dispositions	(5,242)
Accumulated depreciation	(18,910)
Balance at December 31, 2022	$971,313

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

2023	$33,119
2024 and thereafter	954
Total	$34,073

The following table summarizes the activity of the SFR portfolio by units:

Balance at December 31, 2020	257
Acquisition of SFR units	2,294
Disposition of SFR units	—
Balance at December 31, 2021	2,551
Acquisition of SFR units	1,226
Disposition of SFR units	(16)
Balance at December 31, 2022	3,761

See Note 19 regarding the financing of SFR Properties.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
12. MORTGAGE LOANS RECEIVABLE

Rithm Capital completed the Genesis acquisition in December 2021. Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties. See Note 3 for further discussion regarding the Genesis acquisition.

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
December 31, 2022
Construction	$965,495	46.8%	622	37.1%	8.3%	15.0	76.8% / 65.6%
Bridge	838,539	40.6%	701	41.8%	8.1%	20.1	75.3%
Renovation	259,994	12.6%	354	21.1%	8.3%	13.0	78.0% / 66.1%
	$2,064,028	100.0%	1,677	100.0%	8.2%	16.5	N/A

December 31, 2021
Construction	$610,446	40.3%	486	33.2%	8.3%	16.0	75.6% / 65.0%
Bridge	716,764	47.3%	632	43.2%	7.8%	14.5	73.8%
Renovation	188,552	12.4%	346	23.6%	8.1%	13.4	78.5% / 78.5%
	$1,515,762	100.0%	1,464	100.0%	8.1%	15.2	N/A
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2020	$—
Genesis acquisition (Note 3)	1,505,635
Initial loan advances	60,125
Construction holdbacks and draws	12,856
Paydowns and payoffs	(60,867)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	(1,987)
Balance at December 31, 2021	$1,515,762
Initial loan advances	1,438,117
Construction holdbacks and draws	559,294
Paydowns and payoffs	(1,405,278)
Purchased loans premium amortization	(43,867)
Balance at December 31, 2022	$2,064,028

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable:

	December 31,
	2022			2021
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
Current	$2,064,028	$2,064,028	$—	$1,473,894	$1,515,762	$41,868
90+	—	—	—	—	—	—
	$2,064,028	$2,064,028	$—	$1,473,894	$1,515,762	$41,868

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of December 31, 2022:

	Percentage of Total Loan Commitment
State Concentration	December 31, 2022	December 31, 2021
California	52.7%	58.9%
Washington	10.2%	12.2%
New York	5.9%	5.6%
Other U.S.	31.2%	23.3%
	100.0%	100.0%

As of December 31, 2022, the Company finances mortgage loans using a warehouse credit facility. See Note 19 for details.

13. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to securitization facilities (Note 21), and financing of consumer loans as well as real estate securities. Restricted cash also consists of cash the Company has pledged to cover variation margin with its financing and certain derivative counterparties.

The following table summarizes restricted cash balances:

	December 31,
	2022	2021
MSRs and servicer advances	$69,347	$27,182
Real estate and other securities	4,604	15,342
Consumer loans	15,930	21,961
SFR properties	4,627	2,482
Origination and servicing	161,249	128,588
Mortgage loans receivable	25,369	—
Other	—	312
Total restricted cash	$281,126	$195,867

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$1,336,508	$1,332,575
Restricted cash	281,126	195,867
Total cash, cash equivalents and restricted cash	$1,617,634	$1,528,442

14. OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2022	2021		2022	2021
Margin receivable, net(A)	$20,614	$358,041	Margin payable	$4,852	$9,821
Excess MSRs, at fair value (Note 5)	321,803	344,947	Interest payable	87,700	30,931
Servicer advance investments, at fair value (Note 6)	398,820	421,807	Accounts payable	155,492	345,901
Servicing fee receivables	128,438	117,935	Derivative liabilities (Note 18)	18,064	34,583
Principal and interest receivable	106,608	85,084	Accrued compensation and benefits	112,762	201,057
Equity investments(B)	71,388	81,052	Operating lease liabilities (Note 17)	101,225	142,620
Other receivables	146,131	233,342	Deferred tax liability	711,855	440,690
REO	19,379	21,641	Other liabilities	294,717	153,165
Goodwill (Note 16)(C)	85,199	85,199		$1,486,667	$1,358,768
Notes receivable, at fair value(D)	—	60,549
Warrants, at fair value	19,346	27,354
Property and equipment	37,883	56,617
Intangible assets (Note 16)	141,413	143,133
Prepaid expenses	60,817	115,110
Operating lease right-of-use assets (Note 17)	77,329	117,131
Derivative assets (Note 18)	52,229	138,173
Loans receivable, at fair value(E)	94,401	229,631
Credit facilities receivable(F)	7,095	41,351
Loans in process and settlements in process(G)	8,849	11,681
Other assets	116,865	105,728
	$1,914,607	$2,795,506
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis.
(D)Represents a subordinated debt facility to Covius. The loan is accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
(E)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager (see Note 24). The loans are accounted for under the fair value option. Electing the fair value option allows the Company to record changes in fair value in the Consolidated Statements of Income and provides users of the financial statements with better information regarding the effect of market factors.
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

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2020	$45,299
Purchases	2,464
Transfer of loans to REO	30,015
Sales(A)	(60,407)
Valuation (provision) reversal	4,270
Balance at December 31, 2021	$21,641
Purchases	210
Transfer of loans to REO	14,936
Sales(A)	(18,349)
Valuation (provision) reversal	941
Balance at December 31, 2022	$19,379
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2022, Rithm Capital had residential mortgage loans that were in the process of foreclosure with an unpaid principal balance of $75.9 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2020	$52,389	$—	$52,389
Fundings	6,688	250,000	256,688
Payment in Kind	5,298	4,135	9,433
Proceeds from repayments	(3,188)	(25,443)	(28,631)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	(638)	939	301
Balance at December 31, 2021	$60,549	$229,631	$290,180
Fundings	9,000	—	9,000
Payment in Kind	3,741	9,195	12,936
Proceeds from repayments	(9,000)	(143,256)	(152,256)
Transfer to other assets	(1,000)	—	(1,000)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(63,062)	—	(63,062)
Other factors	(228)	(1,169)	(1,397)
Balance at December 31, 2022	$—	$94,401	$94,401

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	December 31,
	2022			2021
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) UPB
Current	$157,745	$94,401	$(63,344)	$289,065	$290,180	$1,115
90+	—	—	—	—	—	—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
15. EXPENSES, CHANGES IN FAIR VALUE OF INVESTMENTS AND OTHER

General and Administrative expenses consists of the following:

	Year Ended December 31,
	2022	2021	2020
Legal and professional	$78,837	$102,114	$70,502
Loan origination	108,149	196,989	92,081
Occupancy	116,526	70,616	36,799
Subservicing	162,972	224,138	201,444
Loan servicing	11,759	16,440	14,126
Property and maintenance	93,689	69,083	42,508
Other	303,496	184,648	90,981
Total general and administrative expenses	$875,428	$864,028	$548,441

Change in Fair Value of Investments, Net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Real estate and other securities	$235,591	$(400,369)	$28,455
Residential mortgage loans	(173,644)	155,758	(107,604)
Derivative instruments	1,094,467	298,803	(53,467)
Other(A)	(48,124)	(42,469)	(16,142)
Change in fair value of investments, net	$1,108,290	$11,723	$(148,758)
(A)Includes excess MSRs, servicer advance investments, consumer loans, and other.

Gain (Loss) on Settlement of Investments, Net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Gain (loss) on sale of real estate securities	$(1,735,009)	$(89,811)	$(753,713)
Sale of acquired residential mortgage loans	55,298	120,680	(5,662)
Settlement of derivatives	374,464	(172,581)	(74,812)
Liquidated residential mortgage loans	(42,639)	(5,946)	4,644
Sale of REO	(4,148)	(6,622)	(21,925)
Extinguishment of debt	—	(1,485)	(66,233)
Other	(7,645)	(78,796)	(12,430)
Gain (loss) on settlement of investments, net	$(1,359,679)	$(234,561)	$(930,131)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Other Income (Loss), Net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Unrealized gain (loss) on secured notes and bonds payable	$45,792	$12,991	$(966)
Rental revenue	54,567	13,750	2,422
Property and maintenance revenue	132,432	104,797	70,527
(Provision) reversal for credit losses on securities	(7,345)	5,201	(13,404)
Valuation and credit loss (provision) reversal on loans and real estate owned	(7,617)	42,543	(110,208)
Other income (loss)	(86,517)	2,430	(83,980)
Other income (loss), net	$131,312	$181,712	$(135,609)

Accretion and Other Amortization as reflected on the Consolidated Statements of Cash Flows consists of the following:

	Year Ended December 31,
	2022	2021	2020
Accretion of net discount on securities and loans	$29,023	$32,670	$96,148
Accretion of servicer advances receivable discount and investments	42,006	1,822	55,664
Accretion of excess mortgage servicing rights income	38,036	30,855	28,352
Amortization of deferred financing costs	(15,427)	(14,174)	(22,733)
Amortization of discount on secured notes and bonds payable	—	(13)	(388)
Amortization of discount on corporate debt	(1,747)	(1,778)	(5,503)
Total accretion and other amortization	$91,891	$49,382	$151,540

16. GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2020	$11,836	$12,540	$5,092	$—	$29,468
Goodwill acquired(A)	—	—	—	55,731	55,731
Accumulated impairment loss	—	—	—	—	—
Balance at December 31, 2021	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired(A)	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at December 31, 2022	$11,836	$12,540	$5,092	$55,731	$85,199
(A)    Refer to Note 3 for discussion regarding the Genesis acquisition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the acquired identifiable intangible assets:

		As of December 31,
	Estimated Useful Lives (Years)	2022	2021
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 7	120,787	93,241
Trademarks / Trade names	1 to 5	10,259	10,259
		188,995	161,449
Accumulated Amortization
Customer relationships		12,960	6,574
Purchased technology		30,959	10,578
Trademarks / Trade names		3,663	1,164
		47,582	18,316
Intangible Assets, Net
Customer relationships		44,989	51,375
Purchased technology(A)		89,828	82,663
Trademarks / Trade names(B)		6,596	9,095
		$141,413	$143,133
(A)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(B)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

The following table summarizes the expected future amortization expense for acquired definite-lived intangible assets as of December 31, 2022:

Year Ending	Amortization Expense
2023	$29,529
2024	27,101
2025	20,476
2026	16,164
2027 and thereafter	24,902
$118,172

17. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the year ended December 31, 2022, 2021 and 2020 totaled $45.2 million, $26.1 million and $13.5 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

As of December 31, 2022, future commitments under the non-cancelable leases are as follows:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Year Ending	Amount
2023	$29,631
2024	22,767
2025	16,930
2026	10,480
2027	8,630
2028 and thereafter	25,783
Total remaining undiscounted lease payments	114,221
Less: imputed interest	12,996
Total remaining discounted lease payments	$101,225

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $8.5 million due in the future periods.

Other information related to operating leases is summarized below:

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	5.7	5.5
Weighted-average discount rate	4.0%	4.1%

18. DERIVATIVES

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

As of December 31, 2022, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2022	2021
Derivative assets
Interest rate swaps(A)	Other assets	$449	$52
Interest rate lock commitments	Other assets	16,015	114,871
Options on treasury futures	Other assets	—	7,778
TBAs	Other assets	35,765	15,472
		$52,229	$138,173
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$7,229	$3,093
TBAs	Accrued expenses and other liabilities	10,835	31,490
		$18,064	$34,583
(A)Net of $1.2 billion and $60.7 million of related variation margin accounts as of December 31, 2022 and 2021, respectively.

The following table summarizes notional amounts related to derivatives:

	December 31,
	2022	2021
Interest rate swaps(A)	$23,085,000	$11,490,000
Interest rate lock commitments	2,647,747	10,653,850
TBAs, short position(B)	8,473,221	22,697,706
TBAs, long position(B)	31,500	—
Treasury futures	—	314,500
Options on treasury futures	—	3,200,000
(A)Includes $23.1 billion notional of receive LIBOR/pay fixed of 1.9% and $0.0 billion notional of receive fixed of 0.0%/pay LIBOR with weighted average maturities of 35 months and 0 months, respectively, as of December 31, 2022. Includes $11.5 billion notional of receive LIBOR/pay fixed of 1.1% and $0.0 billion notional of received fixed of 0.0% pay LIBOR with weighted average maturities of 42 months and 0 months, respectively, as of December 31, 2021.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Income:

	Year Ended December 31,
	2022	2021	2020
Servicing revenue, net(A)
TBAs	$(15,205)	$10,483	$—
Treasury futures	(1,746)	(23,961)	—
Options on treasury futures	5,635	(17,003)	—
	(11,316)	(30,481)	—

Gain on originated residential mortgage loans, held for sale, net(A)
Interest rate lock commitments	(102,992)	(293,699)	249,183
TBAs	25,700	118,564	(115,243)
Forward loan sale commitments	—	—	27
	(77,292)	(175,135)	133,967

Change in fair value of investments(A)
Interest rate swaps	1,064,961	298,803	(53,467)
TBAs	29,506	—	—
	1,094,467	298,803	(53,467)
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	94,816	(136,073)	(2,685)
TBAs(C)	279,648	(36,508)	(72,127)
	374,464	(172,581)	(74,812)

Total gain (loss)	$1,380,323	$(79,394)	$5,688
(A)Represents unrealized gain (loss).
(B)Excludes $79.0 million loss and $34.7 million loss for the year ended December 31, 2022 and 2021, respectively, included within Servicing Revenue, Net (Note 6). There was no gain or loss included within Servicing Revenue, Net for the year ended December 31, 2020.
(C)Excludes $1.3 billion gain, $240.6 million gain and $361.8 million loss for the year ended December 31, 2022, 2021 and 2020, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 9).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
19. DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	December 31, 2022										December 31, 2021
							Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)		Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,603,833	$2,601,327	Feb-23 to Jan-25	5.9%	0.8		$3,187,716	$3,114,791	$3,020,575	21.3	$10,138,297
Warehouse Credit Facility- Mortgage Loans Receivable(G)	1,220,662	1,220,662	Mar-23 to Dec-23	6.9%	0.6		1,451,279	1,451,279	1,451,279	0.8	1,252,660
Agency RMBS(D)	6,821,788	6,821,788	Jan-23 to Feb-23	4.1%	0.1		7,213,920	7,082,133	7,123,127	8.5	8,386,538
Non-Agency RMBS(E)	609,282	609,282	Jan-23 to Oct-27	6.5%	1.1		14,824,678	946,631	946,197	7.1	656,874
SFR Properties(E)	4,677	4,677	Dec-24	7.1%	2.0		N/A	7,765	7,765	NA	158,515
Total Secured Financing Agreements	11,260,242	11,257,736		5.0%	0.4						20,592,884
Secured Notes and Bonds Payable
Excess MSRs(H)	227,596	227,596	Aug-25	3.7%	2.6		67,454,370	260,828	317,146	6.1	237,835
MSRs(I)	4,800,001	4,791,543	Mar-23 to Nov-27	6.1%	2.4		532,218,484	6,811,636	8,833,825	6.9	4,234,771
Servicer Advance Investments(J)	319,276	318,445	Aug-23 to Mar-24	6.5%	1.2		341,628	392,749	398,820	8.4	355,722
Servicer Advances(J)	2,364,757	2,361,259	Feb-23 to Nov-26	4.1%	1.1		2,847,234	2,825,485	2,825,485	0.7	2,355,969
Residential Mortgage Loans(K)	770,897	769,988	May-24 to Jul-43	5.4%	1.9		775,314	791,534	791,534	28.5	802,526
Consumer Loans(L)	330,772	299,498	Sep-37	2.1%	3.3		330,397	343,947	363,725	3.5	458,580
SFR Properties	863,029	817,695	Mar-23 to Sep-27	3.6%	3.8		N/A	963,547	963,547	N/A	199,407
Mortgage Loans Receivable	524,062	512,919	Jul 26 to Dec-26	5.4%	3.8		569,486	569,486	569,486	0.6	—
Total Secured Notes and Bonds Payable	10,200,390	10,098,943		5.2%	2.2	0					8,644,810
Total/Weighted Average	$21,460,632	$21,356,679		5.1%	1.2		$631,214,506	$25,561,811	$27,612,511		$29,237,694
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $80.5 million of associated interest payable as of December 31, 2022.
(D)All fixed interest rates.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $278.6 million which bear interest at an average fixed interest rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)All LIBOR or SOFR-based floating interest rates.
(H)Includes $227.6 million of corporate loans which bear interest at a fixed interest rate of 3.7%.
(I)Includes $3.0 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.8 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR Financing Receivables securing these notes.
(J)$1.2 billion face amount of the notes has a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.2% to 3.3%. Collateral includes Servicer Advance Investments, as well as servicer advances receivable related to the MSRs and MSR Financing Receivables owned by NRM.
(K)Represents (i) $20.9 million of SAFT 2013-1 mortgage-backed securities issued with fixed interest rate of 3.7% and (ii) $750.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%.
(L)Includes the SpringCastle debt, comprising the following classes of asset-backed notes held by third parties: $277.7 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

As of December 31, 2022, Rithm Capital had no outstanding secured financing agreements where the amount at risk with any individual counterparty or group of related counterparties exceeded 10% of Rithm Capital’s stockholders’ equity. The amount at risk under secured financing agreements is defined as the excess of carrying amount (or market value, if higher than the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
carrying amount) of the securities or other assets sold under agreement to repurchase, including accrued interest plus any cash or other assets on deposit to secure the repurchase obligation, over the amount of the repurchase liability (adjusted for accrued interest).

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of December 31, 2022, Rithm Capital has margin exposure on $11.3 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR	Mortgage Loans Receivable	Total
Balance at December 31, 2020	$275,088	$2,691,791	$3,008,719	$13,499,636	$5,082,296	$628,759	$5,586	$—	$25,191,875
Secured Financing Agreements
Acquired borrowings, net of discount (Note 3)	—	—	—	—	7,090,577	—	—	—	7,090,577
Borrowings	—	—	—	64,749,425	129,676,976	—	199,713	1,278,647	195,904,761
Repayments	—	—	—	(69,206,600)	(130,719,004)	—	—	(25,987)	(199,951,591)
Capitalized deferred financing costs, net of amortization	—	—	—	951	812	—	(306)	—	1,457
Secured Notes and Bonds Payable
Acquired borrowings, net of discount	—	1,045,000	76,772	—	—	—	—	—	1,121,772
Borrowings	—	4,042,325	2,971,974	—	796,849	—	152,929	—	7,964,077
Repayments	(37,253)	(3,549,148)	(3,346,873)	—	(974,176)	(170,623)	—	—	(8,078,073)
Unrealized (gain) loss on notes, fair value	—	—	—	—	(13,435)	444	—	—	(12,991)
Capitalized deferred financing costs, net of amortization	—	4,803	1,099	—	(72)	—	—	—	5,830
Balance at December 31, 2021	$237,835	$4,234,771	$2,711,691	$9,043,412	$10,940,823	$458,580	$357,922	$1,252,660	$29,237,694
Secured Financing Agreements
Borrowings	—	—	—	54,385,892	73,782,327	—	206,595	2,080,495	130,455,309
Repayments	—	—	—	(55,998,234)	(81,320,424)	—	(360,433)	(2,112,492)	(139,791,583)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,128	—	—	—	1,128
Secured Notes and Bonds Payable
Borrowings	—	2,027,637	2,804,677	—	—	—	879,947	524,062	6,236,323
Repayments	(10,239)	(1,473,037)	(2,839,257)	—	(33,204)	(123,770)	(216,631)	—	(4,696,138)
Discount on borrowings, net of amortization	—	—	—	—	—	—	(42,030)	—	(42,030)
Unrealized (gain) loss on notes, fair value	—	—	—	—	665	(35,312)	—	(11,144)	(45,791)
Capitalized deferred financing costs, net of amortization	—	2,172	2,593	—	—	—	(2,998)	—	1,767
Balance at December 31, 2022	$227,596	$4,791,543	$2,679,704	$7,431,070	$3,371,315	$299,498	$822,372	$1,733,581	$21,356,679
(A)Rithm Capital net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Maturities

Contractual maturities of debt obligations as of December 31, 2022:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2023	$1,359,547	$11,464,276	$12,823,823
2024	2,143,523	1,865,962	4,009,485
2025	—	2,017,629	2,017,629
2026	—	1,798,784	1,798,784
2027 and thereafter	1,080,910	280,000	1,360,910
	$4,583,980	$17,426,651	$22,010,631
(A)Includes secured notes and bonds payable of $4.6 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $11.2 billion and $6.2 billion, respectively.

Borrowing Capacity

The following table summarizes borrowing capacity as of December 31, 2022:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,284,838	$1,978,037	$2,306,801
Loan originations	12,461,331	1,851,134	10,610,197

Secured Notes and Bonds Payable
Excess MSRs	286,380	227,596	58,784
MSRs	5,806,207	4,800,001	1,006,207
Servicer advances	3,245,669	2,684,033	561,636
Residential mortgage loans	290,714	224,504	66,210
	$26,375,139	$11,765,305	$14,609,835
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. Rithm Capital was in compliance with all of its debt covenants as of December 31, 2022.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Year	Price
2022	103.125%
2023	101.563%
2024 and thereafter	100.000%

Prior to October 15, 2022, the Company was entitled at its option on one or more occasions to redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2025 Senior Notes originally issued prior to the applicable redemption date at a fixed redemption price of 106.250%.

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the year ended December 31, 2022, the Company recognized $34.4 million of interest expense. As of December 31, 2022, the unamortized debt issuance costs was approximately $4.9 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2022, the Company was in compliance with all covenants.

In the event of a change of control, each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

20. FAIR VALUE MEASUREMENTS

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2022 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Excess MSRs(A)	$67,454,370	$321,803	$—	$—	$321,803	$321,803
MSRs and MSR financing receivables(A)	539,897,324	8,889,403	—	—	8,889,403	8,889,403
Servicer advance investments	341,628	398,820	—	—	398,820	398,820
Real estate and other securities	25,370,934	8,289,277	—	7,338,417	950,860	8,289,277
Residential mortgage loans, held-for-sale	117,847	101,027	—	—	101,196	101,196
Residential mortgage loans, held-for-sale, at fair value	3,387,888	3,297,271	—	3,035,894	261,377	3,297,271
Residential mortgage loans, held-for-investment, at fair value	538,710	452,519	—	—	452,519	452,519
Residential mortgage loans subject to repurchase	1,219,890	1,219,890	—	1,219,890	—	1,219,890
Consumer loans	330,428	363,756	—	—	363,756	363,756
Derivative assets	33,174,574	52,229	—	36,214	16,015	52,229
Mortgage loans receivable(B)	2,064,028	2,064,028	—	349,975	1,714,053	2,064,028
Note receivable	63,114	—	—	—	—	—
Loans receivable	94,631	94,401	—	—	94,401	94,401
Cash and cash equivalents	1,336,508	1,336,508	1,336,508	—	—	1,336,508
Restricted cash	281,126	281,126	281,126	—	—	281,126
Other assets(C)	N/A	23,370	—	—	23,370	23,370
		$27,185,428	$1,617,634	$11,980,390	$13,587,573	$27,185,597
Liabilities:
Secured financing agreements	$11,260,242	$11,257,737	$—	$11,257,737	$—	$11,257,737
Secured notes and bonds payable(D)	10,200,390	10,098,942	—	—	9,911,778	9,911,778
Unsecured senior notes, net of issuance costs	545,056	545,056	—	—	493,064	493,064
Residential mortgage loan repurchase liability	1,219,890	1,219,890	—	1,219,890	—	1,219,890
Derivative liabilities	1,062,894	18,064	—	10,835	7,229	18,064
		$23,139,689	$—	$12,488,462	$10,412,071	$22,900,533
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR Financing Receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of December 31, 2022, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $45.8 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of Rithm Capital’s investment. The investment had a fair value of $23.8 million as of December 31, 2022.
(D)Includes SAFT 2013-1, SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $632.4 million as of December 31, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2021 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Excess MSRs(A)	$80,461,630	$344,947	$—	$—	$344,947	$344,947
MSRs and MSR financing receivables(A)	548,613,089	6,858,803	—	—	6,858,803	6,858,803
Servicer advance investments	369,440	421,807	—	—	421,807	421,807
Real estate and other securities	24,314,300	9,396,539	—	8,444,597	951,942	9,396,539
Residential mortgage loans, held-for-sale	144,967	132,921	—	—	134,655	134,655
Residential mortgage loans, held-for-sale, at fair value	10,955,534	11,214,924	—	9,361,520	1,853,404	11,214,924
Residential mortgage loans, held-for-investment, at fair value	623,937	569,933	—	—	569,933	569,933
Residential mortgage loans subject to repurchase	1,787,314	1,787,314	—	1,787,314	—	1,787,314
Consumer loans	449,875	507,291	—	—	507,291	507,291
Derivative assets	47,080,263	138,173	—	23,302	114,871	138,173
Mortgage loans receivable	1,473,894	1,515,762	—	—	1,515,762	1,515,762
Note receivable	60,373	60,549	—	—	60,549	60,549
Loans receivable	228,692	229,631	—	—	229,631	49,889
Cash and cash equivalents	1,332,575	1,332,575	1,332,575	—	—	1,332,575
Restricted cash	195,867	195,867	195,867	—	—	195,867
Other assets(B)	N/A	39,229	3,134	—	36,095	39,229
		$34,746,265	$1,531,576	$19,616,733	$13,599,690	$34,747,999
Liabilities:
Secured financing agreements	$20,596,842	$20,592,884	$—	$20,596,842	$—	$20,596,842
Secured notes and bonds payable(C)	8,676,644	8,644,810	—	—	8,662,463	8,662,463
Unsecured senior notes, net of issuance costs	543,293	543,293	—	—	553,581	541,516
Residential mortgage loan repurchase liability	1,787,314	1,787,314	—	1,787,314	—	1,787,314
Derivative liabilities	1,275,793	34,583	—	31,490	3,093	34,583
Contingent consideration	N/A	4,951	—	—	4,951	4,951
		$31,607,835	$—	$22,415,646	$9,224,088	$31,639,734
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3

	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total
Balance at December 31, 2020	$410,855	$4,585,841	$538,056	$1,180,924	$289,074	$2,320,384	$685,575	$52,389	$—	$10,063,098
Transfers
Transfers to Level 3	—	—	—	—	—	2,386	—	—	—	2,386
Acquisitions (Note 3)	—	1,507,524	—	—	116,403	—	—	—	1,505,635	3,129,562
Gains (losses) included in net income
Reversal (provision) for credit losses on securities(D)	—	—	—	5,201	—	—	—	—	—	5,201
Change in fair value of excess MSRs(D)	(15,078)	—	—	—	—	—	—	—	—	(15,078)
Change in fair value of excess MSRs, equity method investees(D)	1,818	—	—	—	—	—	—	—	—	1,818
Servicing revenue, net(E)	—	(513,686)	—	—	—	—	—	—	—	(513,686)
Change in fair value of servicer advance investments	—	—	(9,076)	—	—	—	—	—	—	(9,076)
Change in fair value of consumer loans	—	—	—	—	—	—	(20,133)	—	—	(20,133)
Change in fair value of residential mortgage loans	—	—	—	—	—	155,758	—	—	—	155,758
Gain (loss) on settlement of investments, net	404	—	—	(28,550)	—	—	—	—	—	(28,146)
Other income (loss), net(D)	(326)	—	—	9,136	(293,699)	(1,357)	—	301	—	(285,945)
Gains (losses) included in other comprehensive income(F)	—	—	—	28,882	—	—	—	—	—	28,882
Interest income	20,296	—	1,678	13,740	—	—	18,925	9,433	—	64,072
Purchases, sales and repayments
Purchases, net(G)	—	10,949	1,286,526	174,340	—	4,128,097	29,002	6,688	—	5,635,602
Proceeds from sales	(984)	(63,451)	—	(164,630)	—	(3,675,071)	—	—	—	(3,904,136)
Proceeds from repayments	(72,038)	—	(1,395,377)	(267,101)	—	(487,830)	(206,078)	(28,631)	(60,867)	(2,517,922)
Originations and other	—	1,331,626	—	—	—	(19,030)	—	250,000	70,994	1,633,590
Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
Transfers
Transfers from Level 3	—	—	—	—	—	(1,279,709)	—	(1,000)	(445,403)	(1,726,112)
Transfers to Level 3	—	—	—	—	—	313,559	—	—	—	313,559
Gains (losses) included in net income
Reversal (provision) for credit losses on securities(D)	—	—	—	(710)	—	—	—	—	—	(710)
Change in fair value of excess MSRs(D)	(2,962)	—	—	—	—	—	—	—	—	(2,962)
Change in fair value of excess MSRs, equity method investees(D)	1,526	—	—	—	—	—	—	—	—	1,526
Servicing revenue, net(E)	—	823,107	—	—	—	—	—	—	—	823,107
Change in fair value of servicer advance investments	—	—	(9,950)	—	—	—	—	—	—	(9,950)
Change in fair value of real estate securities		—	—	(16,076)	—	—	—	—	—	(16,076)
Change in fair value of consumer loans	—	—	—	—	—	—	(36,740)	—	—	(36,740)
Change in fair value of residential mortgage loans	—	—	—	—	—	(124,359)	—	—	—	(124,359)
Gain (loss) on settlement of investments, net	107	—	—	(1,560)	—	—	—	—	(43,868)	(45,321)
Other income (loss), net(D)	(65)	—	—	—	(102,992)	(35,020)	—	(64,459)	—	(202,536)
Gains (losses) included in other comprehensive income(F)	—	—	—	(45,709)	—	—	—	—	—	(45,709)
Interest income	38,035	—	42,005	15,114	—	—	13,891	12,936	—	121,981
Purchases, sales and repayments
Purchases, net(G)	—	(967)	988,847	256,500	—	2,099,549	29,615	9,000	—	3,382,544
Proceeds from sales	(997)	(14,282)	—	(11,960)	—	(2,405,531)	—	—	—	(2,432,770)
Proceeds from repayments	(58,788)	—	(1,043,889)	(196,681)	—	(272,224)	(150,301)	(152,256)	(1,234,444)	(3,108,583)
Originations and other	—	1,222,742	—	—	—	(5,706)	—	—	1,922,006	3,139,042
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$950,860	$8,786	$713,896	$363,756	$94,401	$1,714,053	$13,455,778
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)Gains (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(E)The components of Servicing Revenue, Net are disclosed in Note 6.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(F)Gain (loss) included in Unrealized Gain (Loss) on Available-for-Sale Securities, Net in the Consolidated Statements of Comprehensive Income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued

Balance at December 31, 2020	$1,662,852
Gains (losses) included in net income
Included in other income(A)	(12,991)
Purchases, sales and payments
Payments	(1,138,754)
Balance at December 31, 2021	$511,107
Gains (losses) included in net income
Included in other income(A)	(34,647)
Purchases, sales and payments
Payments	(156,974)
Balance at December 31, 2022	$319,486
(A)Gains (loss) recorded in earnings during the period are attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

Excess MSRs, MSRs and MSR Financing Receivables Valuation

Fair value estimates of Rithm Capital’s MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates for Excess MSRs, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of mortgage servicing rights on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

Significant increases (decreases) in the discount rates, prepayment or delinquency rates, or costs of servicing, in isolation would result in a significantly lower (higher) fair value measurement, whereas significant increases (decreases) in the recapture rates for Excess MSRs or mortgage servicing amount or excess mortgage servicing amount, as applicable, in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the prepayment rate.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following tables summarize certain information regarding the ranges and weighted averages of significant inputs used:

December 31, 2022
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.8% – 13.5% (7.3%)	0.2% – 10.1% (3.6%)	—% – 91.4% (55.4%)	6 – 31 (19)	11 – 29 (21)

Excess MSRs Held through Investees	8.4% – 11.0% (9.4%)	2.9% – 5.4% (3.9%)	45.4% – 64.0% (58.7%)	15 – 26 (21)	15 – 22 (19)

MSRs and MSR Financing Receivables (Note 6)(H)
Agency	2.6% – 97.8% (8.0%)	0.1% – 66.7% (2.0%)	—(I)	7 – 104 (30)	0 – 39 (23)
Non-Agency	1.3% – 93.2% (15.0%)	1.0% – 75.0% (21.1%)	—(I)	2 – 216 (46)	0 – 36 (24)
Ginnie Mae	2.8% – 81.2% (10.3%)	0.2% – 80.0% (8.9%)	—(I)	11 – 86 (41)	0 – 39 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	1.3% – 97.8% (9.2%)	0.1% – 80.0% (5.3%)	—(I)	2 – 216 (34)	0 – 39 (24)

December 31, 2021
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	3.6% – 12.4% (6.8%)	0.1% – 9.6% (3.2%)	0% – 25.2% (7.3%)	6 – 32 (19)	11 – 28 (21)

Excess MSRs Held through Investees	5.4% – 8.5% (6.7%)	0.3% – 1.6% (0.9%)	3% – 9.5% (5.7%)	15 – 26 (22)	16 – 23 (19)

MSRs and MSR Financing Receivables (Note 6)(H)
Agency	6% – 14.6% (10.2%)	0.1% – 2.2% (0.9%)	0% – 31.4% (10.7%)	25 – 30 (28)	0 – 40 (23)
Non-Agency	6.7% – 50.4% (6.7%)	0.7% – 64.6% (11.8%)	4% – 27% (6.8%)	26 – 86 (48)	0 – 30 (24)
Ginnie Mae	5.3% – 14.3% (12.6%)	1.4% – 6.3% (4.1%)	4.8% – 24.5% (12.7%)	31 – 45 (39)	0 – 30 (28)
Total/Weighted Average—MSRs and MSR Financing Receivables	5.3% – 50.4% (10.2%)	0.1% – 64.6% (3.1%)	0% – 31.4% (10%)	25 – 86 (33)	0 – 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in bps. As of December 31, 2022 and 2021, weighted average costs of subservicing of $6.80 – $7.00 ($6.90) and $6.40 – $7.20 ($7.00), respectively, per loan per month was used to value the agency MSRs. Weighted average costs of subservicing of $7.30 – $17.20 ($8.70) and $10.60 – $15.80 ($10.70), respectively, per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. Weighted average cost of subservicing of $8.30 – $8.40 ($8.30) and $8.80 – $8.90 ($8.80), respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)For certain pools, the Excess MSR will be paid on the total UPB of the mortgage portfolio (including both performing and delinquent loans until REO). For these pools, no delinquency assumption is used.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(H)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(I)Recapture is not considered a significant input for MSRs and MSR Financing Receivables.

With respect to valuing the Ocwen-serviced MSR Financing Receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of December 31, 2022 and 2021, weighted average discount rates of 8.3% (range of 8.0% – 8.5%) and 7.8% (range of 7.5% – 8.0%), respectively, were used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees). As of December 31, 2022 and 2021, weighted average discount rates of 8.3% (range of 7.6% – 9.8%) and 7.4% (range of 6.9% – 12.5%) were used to value Rithm Capital’s MSRs and MSR Financing Receivables, respectively.

All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants, and use of common market data sources. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and Excess MSRs.

When valuing MSRs and Excess MSRs, Rithm Capital uses the following criteria to determine the significant inputs:

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions like home price appreciation, current level of interest rates as well as loan level factors such as the borrower’s interest rate, FICO score, loan-to-value ratio, debt-to-income ratio, vintage on a loan level basis. Rithm Capital considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the unpaid principal balance that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and loan-to-value ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Rithm Capital’s servicers and subservicers, and delinquency experience over the past year. Rithm Capital believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Rithm Capital’s servicers and subservicers on similar residential mortgage loan pools. Generally, Rithm Capital looks to three to six months’ worth of actual recapture rates, which it believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the form of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer or subservicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer or subservicer, the customer retention programs offered by the servicer or subservicer and the historical recapture rates.

•Mortgage Servicing Amount or Excess Mortgage Servicing Amount: For existing mortgage pools, mortgage servicing amount and excess mortgage servicing amount projections are based on the actual total mortgage servicing amount, in excess of a basic fee as applicable. For loans expected to be refinanced by the related servicer or subservicer and subject to a recapture agreement, Rithm Capital considers the mortgage servicing amount or excess mortgage servicing amount on loans recently originated by the related servicer over the past three months and other general market considerations. Rithm Capital believes this time period provides a reasonable sample for projecting future mortgage servicing amounts and excess mortgage servicing amounts while taking into account current market conditions.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
•Discount Rate: The discount rates used by Rithm Capital are derived from market data on pricing of mortgage servicing rights backed by similar collateral.

•Cost of subservicing: The costs of subservicing used by Rithm Capital are based on available market data for various loan types and delinquency statuses.

Rithm Capital uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, refinance potential and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

Servicer Advance Investments Valuation

Rithm Capital uses internal pricing models to estimate the future cash flows related to the Servicer Advance Investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. Rithm Capital’s estimations of future cash flows include the combined cash flows of all of the components that comprise the Servicer Advance Investments: existing advances, the requirement to purchase future advances, the recovery of advances and the right to the basic fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance changes over the term of the investment, (ii) the UPB of the underlying loans with respect to which Rithm Capital has the obligation to make advances and owns the basic fee component of the related MSR which, in turn, is driven by prepayment rates and (iii) the percentage of delinquent loans with respect to which Rithm Capital owns the basic fee component of the related MSR. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included the assumptions used to establish the aforementioned cash flows and discount rates that market participants would use in determining the fair values of Servicer Advance Investments.

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the Servicer Advance Investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2022	1.2% – 2.2% (2.1%)	3.4% – 4.6% (4.6%)	3.4% – 19.6% (19.1%)	18.0 – 19.8 (19.8) bps	5.7% – 6.2% (5.7%)	21.9
December 31, 2021	0.7% – 1.8% (1.7%)	6.5% – 7.7% (7.7%)	8.2% – 15.0% (14.8%)	17.6 – 19.8 (19.7) bps	5.2% – 5.7% (5.2%)	22.1
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.8 bps and 10.6 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of December 31, 2022 and 2021, respectively.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

The valuation of the Servicer Advance Investments also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as loan-to-value ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. Rithm Capital

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
uses assumptions that generate its best estimate of future cash flows for each Servicer Advance Investment, including the basic fee component of the related MSR.

When valuing Servicer Advance Investments, Rithm Capital uses the following criteria to determine the significant inputs:

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

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. Rithm Capital considers collateral-specific prepayment experience when determining this vector.

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed recent mortgage payment(s) as well as loan- and borrower-specific characteristics such as the borrower’s FICO score, the loan-to-value ratio, debt-to-income ratio, occupancy status, loan documentation, payment history and previous loan modifications. Rithm Capital believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.

•Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. Rithm Capital projects the weighted average mortgage servicing amount based on its projections for prepayment rates.

•LIBOR: The performance-based incentive fees on Mr. Cooper-serviced Servicer Advance Investments portfolios are driven by LIBOR-based factors. The LIBOR curves used are widely used by market participants as reference rates for many financial instruments.

•Discount Rate: The discount rates used by Rithm Capital are derived from market data on pricing of mortgage servicing rights backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

Rithm Capital’s securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2022
Agency RMBS	$7,463,522	$7,290,473	$7,338,417	$—	$7,338,417	2
Non-Agency RMBS(C)	17,907,412	947,346	950,846	14	950,860	3
Total	$25,370,934	$8,237,819	$8,289,263	$14	$8,289,277
December 31, 2021
Agency RMBS	$8,399,343	$8,663,693	$8,444,597	$—	$8,444,597	2
Non-Agency RMBS(C)	15,914,957	886,643	951,942	—	951,942	3
Total	$24,314,300	$9,550,336	$9,396,539	$—	$9,396,539
(A)Rithm Capital generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold Rithm Capital the security) for Non-Agency RMBS. Rithm Capital evaluates quotes received and determines one as being most representative of fair value, and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 50.4% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$479,406	3.5% – 15.0% (6.5%)	0.0% – 25.0% (11.1%)	0.0% – 12.0% (0.6%)	0.0% – 88.0% (10.3%)
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
(C)Includes Rithm Capital’s interest-only notes for which the fair value option for financial instruments was elected.

Residential Mortgage Loans Valuation

Rithm Capital, through its Mortgage Company, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac, and Ginnie Mae mortgage backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate, and credit quality. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy.

Residential mortgage loans held-for-sale, at fair value also includes certain nonconforming mortgage loans originated for sale to private investors and seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing model is based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired	$52,467	8.5% – 8.7% (8.5%)	9.3% – 11.4% (9.7%)	4.3% – 8.3% (5.0%)	20.0% – 37.1% (24.1%)
Originated	183,985	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$236,452

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired	$20,759	8.7% – 55.9% (9.0%)	33.2% – 55.9% (40.7%)	2.2 – 3.8 (2.8)	191.6% – 260.6% (214.5%)
Originated	4,166	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$24,925

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$452,519	3.8% – 8.7% (8.5%)	9.3% – 16.3% (12.3%)	0.1% – 13.7% (6.7%)	23.2% – 55.0% (40.3%)

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the fair value of residential mortgage loans. Increases in discount rates, default rates, loss severities, or liquidation timelines, either in isolation or collectively, would generally result in a lower fair value measurement, whereas increases in the current or expected value of the underlying properties, in isolation, would result in a higher fair value measurement. In practice, changes in valuation assumptions may not occur in isolation and the changes in any particular assumption may result in changes in other assumptions, which could offset or amplify the impact on the overall valuation.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing consumer loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans held-for-investment, at fair value	$363,756	8.3% – 9.3% (8.6%)	6.8% – 33.2% (28.7%)	0.0% – 7.1% (4.3%)	56.8% – 56.8% (56.8%)

Mortgage Loans Receivable Valuation

The estimated fair value approximates carrying value as most loans are variable-rate that reprice frequently and with no significant change in credit risk. Rithm Capital classifies mortgage loans receivable as Level 3 in the fair value hierarchy.

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option (“FVO”) for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding variable interest entities and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in Mortgage Loans Receivable, at Fair Value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in Other Income (Loss), Net in the Company’s Consolidated Statements of Income. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

Derivative Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy.

As a part of the residential mortgage loan origination business, Rithm Capital enters into forward loan sale and securities delivery commitments, which are valued based on observed market pricing for similar instruments and therefore, are classified as Level 2. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
IRLCs, net	$8,786	0.0% – 100.0% (82.5%)	(150.2) – 324.6 (185.6)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Asset-Backed Securities Issued

Rithm Capital and Newrez were deemed to be the primary beneficiaries of the MDST Trusts, SAFT 2013-1 securitization entity, and SCFT 2020-A, and therefore, Rithm Capital’s Consolidated Balance Sheets include the asset-backed securities issued by the MDST Trusts, SAFT 2013-1, and SCFT 2020-A, respectively. Rithm Capital elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with Rithm Capital’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$319,486	3.3% – 6.3% (6.1%)	13.7% – 21.8% (21.3%)	0.1% – 4.2% (3.9%)	44.0% – 94.7% (91.6%)

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

As of December 31, 2022 and 2021, assets measured at fair value on a nonrecurring basis were $102.3 million and $130.6 million, respectively. The $102.3 million of assets at December 31, 2022 include approximately $91.8 million of residential mortgage loans held-for-sale and $10.5 million of REO. The $130.6 million of assets at December 31, 2021 include approximately $115.5 million of residential mortgage loans held-for-sale and $15.1 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the ranges and weighted averages of significant inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2022
Performing	$72,595	5.3% – 8.7% (8.5%)	5.0 – 7.2 (5.2)	9.3% – 11.4% (9.4%)	4.3% – 8.3% (4.5%)	20.0% – 37.1% (23.9%)
Non-performing	19,219	8.7% – 9.1% (8.9%)	2.2 – 3.8 (2.9)	16.3% – 31.1% (24.6%)	13.7% – 27.5% (21.5%)	39.5% – 39.8% (39.6%)
Total/weighted average	$91,814	8.6%	4.7	12.6%	8.0%	27.2%
December 31, 2021
Performing	$113,196	3.8% – 7.0% (6.8%)	4.8 – 8.8 (4.9)	4.8% – 7.4% (6.0%)	0.9% – 9.4% (5.9%)	40.9% – 54.7% (45.5%)
Non-performing	2,287	7.5% – 7.5% (7.5%)	4.7 – 4.7 (4.7)	1.7% – 1.7% (1.7%)	16.7% – 16.7% (16.7%)	41.9% – 41.9% (41.9%)
Total/weighted average	$115,483	6.8%	4.9	5.9%	6.1%	45.4%
(A)Based on the expected timing of the receipt of cash flows.
(B)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(C)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding loan balance.

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10%–25%, depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2022 consisted of a valuation allowance of $8.3 million for residential mortgage loans and a reversal of valuation allowance of $0.7 million for REO.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Income for the year ended December 31, 2021 consisted of a reversal of valuation allowance of $38.2 million for residential mortgage loans and a reversal of valuation allowance of $4.3 million for REO.

21. VARIABLE INTEREST ENTITIES

Consolidated VIEs

Servicer Advances

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of the Buyer and owned approximately 89.3% of the Buyer as of December 31, 2022. In 2013, Rithm Capital created the Buyer to acquire the then outstanding servicing advance receivables related to a portfolio of residential mortgage loans from a third party. The Buyer is required to purchase all future servicer advances made with respect to this portfolio of residential mortgage loans and is entitled to receive cash flows from advance recoveries and a basic fee component of the related MSRs, net of subservicing compensation paid.

The Buyer may call capital up to the commitment amount on unfunded commitments and recall capital to the extent the Buyer makes a distribution to the co-investors, including Rithm Capital. As of December 31, 2022, the noncontrolling third-party co-investors and Rithm Capital had previously funded their commitments, however the Buyer may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of the Buyer.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
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

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of December 31, 2022, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $349.9 million and an aggregate principal limit of approximately $479.7 million. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

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

The GMSR Issuer Trust was terminated as of December 31, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

December 31, 2022	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Mortgage Loans Receivable	Total
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	844,000
Consumer loans	—	—	—	363,756	—	363,756
Mortgage loans receivable	—	—	—	—	349,975	349,975
Cash and cash equivalents	34,084	28,404	23,473	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	31,000
Other assets	9	1,026	165,975	5,253	(238)	172,025
Total Assets	429,201	29,430	1,063,694	375,661	359,105	2,257,091
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	312,918	1,694,468
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	349	33,108
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,267	$1,778,901

December 31, 2021	The Buyer	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Servicer Advance Facilities	MSR Financing Facilities	Total
Assets
Mortgage servicing rights, at fair value	$—	$—	$—	$—	$—	$403,301	$403,301
Servicer advance investments, at fair value	409,475	—	—	—	—	—	409,475
Residential mortgage loans, held-for-investment, at fair value	—	—	93,226	—	—	—	93,226
Residential mortgage loans, held-for-sale, at fair value	—	—	798,644	—	—	—	798,644
Consumer loans	—	—	—	507,291	—	—	507,291
Cash and cash equivalents	33,777	37,369	2,882	—	—	—	74,028
Restricted cash	2,210	—	171	7,249	—	—	9,630
Servicer advance facilities	—	—	—	—	94,306	—	94,306
Other assets	9	903	2,902	6,851	24,699	332,521	367,885
Total Assets	445,471	38,272	897,825	521,391	119,005	735,822	2,757,786
Liabilities
Secured financing agreements(A)	—	—	24,683	—	—	—	24,683
Secured notes and bonds payable(A)	348,670	—	802,526	458,580	93,145	367,871	2,070,792
Accrued expenses and other liabilities	806	6,588	10,163	862	27,771	134	46,324
Total Liabilities	$349,476	$6,588	$837,372	$459,442	$120,916	$368,005	$2,141,799
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital, and the assets of the VIEs are not directly available to satisfy Rithm Capital’s obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s unconsolidated bonds retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are grouped and presented as part of Real Estate and Other Securities on the Consolidated Balance Sheets:

	As of and for the Year Ended December 31,
	2022	2021
Residential mortgage loan UPB and other collateral	$12,035,403	$10,752,079
Weighted average delinquency(A)	4.70%	4.45%
Net credit losses	$139,908	$130,392
Face amount of debt held by third parties(B)	$11,050,277	$9,897,879

Carrying value of bonds retained by Rithm Capital(C)(D)	$933,189	$927,490
Cash flows received by Rithm Capital on these bonds	$214,941	$330,197
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes bonds retained by Rithm Capital.
(C)Includes bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 20 for details on unobservable inputs.

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s Servicer Advance Investments (Note 7), the Shelter JVs, (Note 9) and Consumer Loans (Note 10).

Others’ interests in the equity of Rithm Capital’s consolidated subsidiaries is computed as follows:

	December 31, 2022			December 31, 2021
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$114,180	$25,124	$91,263	$95,995	$31,684	$83,597
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$12,193	$12,437	$42,437	$10,251	$15,683	$39,414

Others’ interests in the Rithm Capital’s net income (loss) is computed as follows:

	Year Ended December 31,
	2022			2021			2020
	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies	The Buyer(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income	$26,685	$5,487	$49,892	$(13,937)	$22,839	$51,307	$3,326	$31,188	$77,760
Others’ ownership interest as a percent of total	10.7%	49.5%	46.5%	12.9%	49.5%	46.5%	26.8%	50.1%	46.5%
Others’ interest in net income of consolidated subsidiaries	$2,850	$2,716	$23,200	$(1,800)	$11,298	$23,858	$891	$15,625	$36,158
(A)Rithm Capital owned 89.3%, 89.3% and 73.2% of the Buyer as of the year ended December 31, 2022, 2021 and 2020, respectively. See Note 19 regarding the financing of Servicer Advance Investments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
22. EQUITY AND EARNINGS PER SHARE

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

In December 2022 Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the year ended December 31, 2022, the Company repurchased 245,878 shares of preferred stock for approximately $5.2 million.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made for the year ended December 31, 2022.

The table below summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2022	2021	2022	2021	Issuance Discount	Carrying Value(B)	2022	2021	2020
Series A, 7.50% issued July 2019(C)	$6,200	$6,210	$155,002	$155,250	3.15%	$149,822	$1.88	$1.88	$1.88
Series B, 7.125% issued August 2019(C)	11,261	11,300	281,518	282,500	3.15%	272,654	1.78	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903	16,100	397,584	402,500	3.15%	385,289	1.59	1.59	1.60
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	465,000	3.15%	449,489	1.75	0.72	—
Total	$51,964	$52,210	$1,299,104	$1,305,250		$1,257,254	$7.00	$5.97	$5.26
(A)Each series has a liquidation preference of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On December 15, 2022, Rithm Capital’s board of directors declared fourth quarter 2022 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C, and $0.44 per share of Preferred Series D or approximately $2.9 million, $5.0 million, $6.3 million, and $8.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 24, 2021	April 2021	$0.20	$82.9
June 16, 2021	August 2021	0.20	93.3
August 23, 2021	October 2021	0.25	116.6
December 15, 2021	January 2022	0.25	116.7
March 21, 2022	April 2022	0.25	116.7
June 17, 2022	August 2021	0.25	116.7
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6

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

On September 16, 2022, a warrant holder that is an affiliate of the Former Manager (see Note 24) exercised warrants to purchase 23.0 million shares of common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 6.9 million shares of the Company’s common stock.

The table below summarizes the 2020 Warrants:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
December 31, 2021	43.4	46.2	$6.49
Granted	—	2.4	6.23
Exercised	(21.0)	(23.0)	6.30
Expired	—	—	—
December 31, 2022	22.4	25.6	6.06	(B)
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(B)Reflects a reduction in weighted average exercise price due to anti-dilution adjustments effective for dividends in excess of $0.10 a share.

Option Plan

Rithm Capital has a Nonqualified Stock Option and Incentive Award Plan, as amended (the “Plan”) which provides for the grant of equity-based awards, including restricted stock, options, stock appreciation rights, performance awards, tandem awards and other equity-based and non-equity based awards, in each case to Rithm Capital’s directors, officers, service providers, consultants and advisors, and prior to the internalization the Former Manager and the directors, officers, employees, service providers, consultants and advisor of the Former Manager who perform services for Rithm Capital. Rithm Capital initially reserved 15,000,000 shares of its common stock for issuance under the Plan; on the first day of each fiscal year beginning during the 10-year term of the Plan in and after calendar year 2014, that number will be increased by a number of shares of Rithm Capital’s common stock equal to 10% of the number of shares of common stock newly issued by Rithm Capital during the immediately preceding fiscal year (and, in the case of fiscal year 2013, after the effective date of the Plan). Increases of 98,487, 5,190,335 and 9,739 were made on January 1, 2023, 2022 and 2021, respectively. Rithm Capital’s board of directors also determined to issue options to the Former Manager that were not subject to the Plan, provided that the number of shares underlying any options granted to the Former Manager in connection with capital raising efforts did not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

Prior to January 1, 2023, upon joining the board of directors, non-employee directors were, in accordance with the Plan, granted options relating to an aggregate of 5,000 shares of common stock. The fair value of such options was not material at the date of grant.

The following table summarizes outstanding options for the periods presented:

	December 31,
	2022	2021
Held by the Former Manager	21,471,990	19,877,843
Issued to the Former Manager and subsequently assigned to certain of the Former Manager’s employees	—	1,594,147
Issued to the independent directors	5,000	7,000
Total	21,476,990	21,478,990

The following table summarizes outstanding options as of December 31, 2022. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock for the year ended December 31, 2022 was $8.17 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2022	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2022
Directors	Various	5,000	5,000	$12.55	$—
Former Manager	2017	1,130,916	1,130,916	13.43	—
Former Manager	2018	5,320,000	5,320,000	16.15	—
Former Manager	2019	6,351,000	6,351,000	15.54	—
Former Manager	2020	1,619,739	1,619,739	16.88	—
Former Manager	2021	7,050,335	4,386,062	9.92	—
Outstanding		21,476,990	18,812,717	13.84
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes activity related to outstanding options for the periods presented:

	Number of Options	Weighted Average Exercise Price
December 31, 2020	14,428,655
Granted	7,051,335	$10.31
Exercised	—	—
Expired	(1,000)	12.36
December 31, 2021	21,478,990
Granted	—	—
Exercised	—	—
Expired	(2,000)	13.20
December 31, 2022	21,476,990	See table above

Share-Based Compensation

On June 17, 2022, the Company granted the CEO a one-time equity bonus of $5.0 million to be paid by granting a fixed number of shares of the Company’s common stock. The share-settled awards vest ratably over the three-year vesting period, subject to the CEO’s continuing service to the Company. The potential issuance of the RSAs have been accounted for as an equity award. Accordingly, the Company recognizes an accrual for compensation expense as part of Compensation and Benefits expense in the Consolidated Statements of Income with an offsetting amount recognized in Additional Paid-in-Capital in the Statements of Changes in Stockholders’ Equity. Share-based compensation expense recorded for the year ended December 31, 2022 was $1.3 million. As of December 31, 2022, the total unrecognized compensation cost was $3.7 million.

The following table summarizes the grants, vesting and forfeitures of RSAs:

	Shares	Weighted Average Grant Date Fair Market Value
December 31, 2021	—	$—
Granted	578,034	8.65
Vested	—	—
Forfeited	—	—
December 31, 2022	578,034	$8.65

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$983,285	$805,582	$(1,357,684)
Noncontrolling interests in income of consolidated subsidiaries	28,766	33,356	52,674
Dividends on preferred stock	89,726	66,744	54,295
Net income (loss) attributable to common stockholders	$864,793	$705,482	$(1,464,653)

Basic weighted average shares of common stock outstanding	468,836,718	451,276,742	415,513,187
Dilutive effect of stock options, restricted stock, and common stock purchase warrants(A)	12,799,407	16,388,264	—
Diluted weighted average shares of common stock outstanding	481,636,125	467,665,006	415,513,187

Basic earnings (loss) per share attributable to common stockholders	$1.84	$1.56	$(3.52)
Diluted earnings (loss) per share attributable to common stockholders	$1.80	$1.51	$(3.52)
(A)Stock options, restricted stock, and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where a loss has been recorded because they would have been anti-dilutive for the period presented.

The Company excluded the following weighted-average potential common shares from the calculation of diluted net income (loss) per share during the applicable periods because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options, restricted stock, and common stock purchase warrants	—	—	7,328,961

23. COMMITMENTS AND CONTINGENCIES

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

Capital Commitments — As of December 31, 2022, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 7 for MSR investment commitments and to Note 27 for additional capital commitments entered into subsequent to December 31, 2022, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
made. The actual amount of future advances is subject to significant uncertainty. Notes 6 and 7 for discussion on Rithm Capital’s MSRs and Servicer Advance Investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2022, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $44.3 million and $1.2 billion, respectively. See Notes 6 and 9 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Origination Unfunded Commitments — As of December 31, 2022, the Mortgage Company was committed to fund approximately $2.6 billion of residential mortgage loans and had no forward loan sale commitments.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, Rithm Capital may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 9 for information on Rithm Capital’s residential mortgage loans.

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $214.4 million of unfunded and available revolving credit privileges as of December 31, 2022. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $823.8 million of additional advances on existing mortgage loans as of December 31, 2022. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

Environmental Costs — As a residential real estate owner, Rithm Capital is subject to potential environmental costs. At December 31, 2022, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Refer to Note 19.

Internalization — During the second quarter of 2022, the Company entered into the Internalization Agreement with the Former Manager. Pursuant to the Internalization Agreement, the Management Agreement was terminated effective June 17, 2022, except that certain indemnification and other obligations survive, and the Company was no longer required to pay management or incentive fees with respect to any period thereafter. In connection with the termination of the Management Agreement, the Company was required to pay $400.0 million (subject to certain adjustments) to the Former Manager (the “Termination Fee”). The Company paid $200.0 million of the Termination Fee to the Former Manager on June 17, 2022, $100.0 million on

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
September 15, 2022, and $100.0 million on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses).

24. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

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

In connection with the termination of the Management Agreement, the Company entered into a Transition Services Agreement with the Former Manager (the “Transition Services Agreement”) in order to facilitate the transition of the Company’s management functions and its operations through the earliest to occur of (i) the date on which no remaining service is to be provided under the Transition Services Agreement or (ii) December 31, 2022. Under the Transition Services Agreement, the Former Manager provided (or caused to be provided), at cost, all of the services it was previously providing to the Company immediately prior to the Effective Date (“Transition Services”). Former Manager ceased providing Transition Services as of December 31, 2022 in accordance with the Transition Services Agreement. The Transition Services primarily included information technology, legal, regulatory compliance, tax and accounting services. The Transition Services were provided for a fee intended to be equal to the Former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and actually incurred out-of-pocket expenses, and were invoiced on a monthly basis. The Company incurred $4.9 million in costs for Transition Services during the year ended December 31, 2022, and these costs are reported in General and Administrative expense in the Consolidated Statements of Income.

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

On May 19, 2020, the Company entered into a three-year senior secured term loan facility agreement in the principal amount of $600.0 million and also issued common stock purchase warrants providing the lenders with the right to acquire up to 43.4 million shares of the Company’s common stock, par value $0.01 per share. Approximately 48.0% of the lenders and recipients of the warrants are funds managed by an affiliate of the Former Manager. In September 2020, the Company used the net proceeds from a private debt offering, together with cash on hand, to fully retire all of the outstanding principal balance on the term loan facility. On September 16, 2022, all of the warrants held by funds managed by an affiliate of the Former Manager were exercised on a cashless basis resulting in the issuance of 6.9 million shares of the Company’s common stock. See Note 22 to the Consolidated Financial Statements for further details.

On June 30, 2021, the Company entered into a senior credit agreement and a senior subordinated credit agreement whereby the Company, and the other lenders party thereto, made term loans to an entity affiliated with funds managed by an affiliate of the Former Manager. The senior loan bears cash interest at a fixed rate equal to 10.5% per annum and the senior subordinated loan bears paid-in-kind interest at a rate equal to 16.0% per annum, subject to certain adjustments as set forth in the respective credit agreements. As of December 31, 2022, the principal balance of the Company’s portion of the senior loan and the senior subordinated loan was $31.3 million and $63.3 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
25. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$4,253	$5,556	$(2,197)
State and local	4,096	1,470	4,084
Total current income tax expense	8,349	7,026	1,887
Deferred:
Federal	227,825	130,696	17,516
State and local	43,342	20,504	(2,487)
Total deferred income tax expense	271,167	151,200	15,029
Total income tax expense	$279,516	$158,226	$16,916

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

The increase in income tax expense for the year ended December 31, 2022 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs, and swaps held within taxable entities as well as income generated by the servicing business segment.

The increase in income tax expense for the year ended December 31, 2021 is primarily driven by current and deferred tax expense resulting from changes in the fair value of loans, MSRs, and swaps held within taxable entities as well as income generated by the servicing and origination business segments.

The difference between Rithm Capital’s reported provision for income taxes and the U.S. federal statutory rate of 21.0% is as follows:

	December 31,
	2022	2021	2020
Provision at the statutory rate	21.00%	21.00%	21.00%
Non-taxable REIT income	(3.36)%	(7.38)%	(26.44)%
State and local taxes	4.05%	3.86%	3.70%
Return to provision	—%	(1.10)%	0.12%
Other	0.44%	0.05%	0.45%
Total provision	22.13%	16.43%	(1.17)%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2022	2021
Deferred tax assets:
Net operating losses and tax credit carryforwards(A)	$23,627	$76,642
Basis differences related to assets and investments	32,447	85,104
Goodwill	26,289	30,485
Accrued expenses	44,572	20,171
Other	1,573	4,632
Total deferred tax assets	128,508	217,034
Less: valuation allowance	—	—
Net deferred tax assets	$128,508	$217,034

Deferred tax liabilities:
Mortgage servicing rights	$(791,691)	$(594,801)
Basis differences related to assets and investments	(26,832)	(21,672)
Fixed asset depreciation	(19,302)	(14,495)
Unrealized mark to market	—	(26,021)
Other	(2,538)	(735)
Total deferred tax (liability)	$(840,363)	$(657,724)

Net deferred tax assets (liability)	$(711,855)	$(440,690)
(A)As of December 31, 2022, Rithm Capital’s TRSs had approximately $50.0 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $12.8 million of federal net operating losses are subject to an annual Internal Revenue Code Section 382 limitation. The federal and state net operating loss carryforwards will begin to expire between 2027 and 2041. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2022, the Company believes it is more likely than not that it will fully realize its deferred tax assets.

Rithm Capital and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, Rithm Capital is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2019. Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2022, Rithm Capital has no material uncertainties to be recognized. Rithm Capital does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2022(A)	$0.41	41.47%	—%	58.53%
2021(B)	$0.50	58.84%	—%	41.16%
2020(C)	$0.62	78.01%	—%	21.99%
(A)The entire $0.25 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(B)The entire $0.25 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(C)The entire $0.20 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2022(A)	$1.88	100%	—%	—%
2021(B)	$1.88	100%	—%	—%
2020(C)	$1.88	100%	—%	—%
(A)The entire $0.47 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(B)The entire $0.47 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(C)The entire $0.47 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.
Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2022(A)	$1.78	100%	—%	—%
2021(B)	$1.78	100%	—%	—%
2020(C)	$1.78	100%	—%	—%
(A)The entire $0.45 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(B)The entire $0.45 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(C)The entire $0.45 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series C Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2022(A)	$1.59	100%	—%	—%
2021(B)	$1.59	100%	—%	—%
2020(C)	$1.20	100%	—%	—%
(A)The entire $0.40 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(B)The entire $0.40 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.
(C)The entire $0.40 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021.

Series D Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2022(A)	$1.75	100%	—%	—%
2021(B)	$0.28	100%	—%	—%
(A)The entire $0.44 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(B)The entire $0.28 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

26. RESTRUCTURING CHARGES

In connection with the Internalization and the termination of the Management Agreement, the Company agreed to pay its Former Manager $400.0 million (subject to certain adjustments), with $200.0 million paid on June 17, 2022, $100.0 million on September 15, 2022, and $100.0 million on December 15, 2022 (less an agreed amount payable by the Former Manager to the Company related to the pre-Internalization portion of certain annual bonuses for 2022). See Notes 1 and 24 for additional discussion. The restructuring charge paid to the Former Manager is reflected in Termination Fee to Affiliate expense in the Consolidated Statements of Income for the year ended December 31, 2022.

27. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2022 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Item 8. Consolidated Financial Statements.”

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2022 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive Compensation” and “Compensation Committee Report.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial statements and schedules:
See “Consolidated Financial Statements.”
(b) Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Amended and Restated Bylaws of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 2, 2022)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital Corp. formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital New Residential Investment Corp. (incorporated by reference to Exhibit 3.1 to Rithm Capital Corp.’s Current Report on Form 8-K, filed August 2, 2022)

3.5	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A, filed July 2, 2019)

3.6	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed August 15, 2019)

3.7	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to the Company’s Form 8-A, filed February 14, 2020)

3.8
Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.7 to the Company’s Form 8-A, filed September 17, 2021)

4.1	Specimen Series A Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed February 14, 2020)

4.4
Specimen Series D Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed September 17, 2021)

4.5	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 7, 2018)

4.6	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 22, 2017)

4.7	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 7, 2018)

4.8	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed July 26, 2019)

4.9	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed May 16, 2014)

4.10	Indenture, dated as of September 16, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.11*	Description of Securities Registered under Section 12 of the Exchange Act

10.1+*	Form of Indemnification Agreement by and between Rithm Capital Corp. and its directors and officers

10.2+	Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

10.3+	Amended and Restated Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.4	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.5	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.6#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.7	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.8#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.9#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.10#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.11#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.12	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.13#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.14#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.15
Amendment No. 2 to New RMSR Agreement, dated as of October 5, 2020, by and among PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC), HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.16#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.17
Amendment No. 1 to Subservicing Agreement, dated as of October 5, 2020, by and between Newrez, LLC (as successor-in-interest to New Penn Financial, LLC) d/b/a Shellpoint Mortgage Servicing and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.18	Call Rights Letter Agreement, dated as of March 31, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.19	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among Rithm Capital Corp. (formerly New Residential Investment Corp.), as Parent and the Borrower, and Certain Subsidiaries of Rithm Capital Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.20	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.21	Form of Common Stock Purchase Warrant No. S1, dated May 19, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.22	Form of Common Stock Purchase Warrant No. S2, dated May 19, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Canyon Finance (Cayman) Limited or its permitted assigns (incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.23	Form of Common Stock Purchase Warrant No. S1, dated May 27, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.24	Form of Common Stock Purchase Warrant No. S2, dated May 27, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and CF NRS-E LLC or its permitted assigns (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.25	Registration Rights Agreement, dated May 19, 2020, by and among Rithm Capital Corp. (formerly New Residential Investment Corp.) and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.26†	Internalization Agreement, dated June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and FIG LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2022)

10.27	Transition Services Agreement, dated June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and FIG LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 17, 2022)

10.28+	Employment Agreement, dated as of June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Michael Nierenberg

10.29+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr.

10.30+*	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Philip Sivin
21.1*	List of Subsidiaries of Rithm Capital Corp.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
The following second amended and restated limited liability company agreements of the Consumer Loan Companies are substantially identical in all material respects, except as to the parties thereto and the initial capital contributions required under each agreement, to the Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC that is filed as Exhibit 10.5 hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

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

February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 16, 2023		February 16, 2023

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 16, 2023		February 16, 2023

By:	/s/ Pamela F. Lenehan	By:	/s/ Andrew Sloves
Pamela F. Lenehan		Andrew Sloves
Director		Director
February 16, 2023		February 16, 2023

By:	/s/ Patrice M. Le Melle	By:	/s/ Peggy Hwan Hebard
Patrice M. Le Melle		Peggy Hwan Hebard
Director		Director
February 16, 2023		February 16, 2023