Form 10-Q
period 2023-03-31
Rithm Capital Corp.
filed 2023-05-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or
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

None
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
Common stock, $0.01 par value per share: 483,017,747 shares outstanding as of April 28, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, as more fully described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks include, among others:

•our ability to successfully operate our business strategies and generate sufficient revenue;
•reductions in the value of, cash flows received from, or liquidity surrounding, our investments, which are based on various assumptions that could differ materially from actual results;
•changes in general economic conditions, in our industry and in the commercial finance and real estate sectors, including the impact on the value of our assets or the performance of our investments;
•risks relating to realizing some or all of the targeted benefits of internalizing our management functions;
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
•competition within the finance and real estate sectors;
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

•our dependence on counterparties and vendors to provide certain services and the related exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us, keep our information confidential or repurchase defective mortgage loans;
•the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), as well as other federal, state and local governmental and regulatory authorities and enforcement of such regulations;
•the impact of seasonal fluctuations on the single-family rental properties sector, relating to decreased rental demand during the off-peak rental seasons;
•significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family rental properties on favorable terms;
•a significant portion of our costs and expenses relating to our single-family rental investments are fixed, including increasing property taxes, HOA fees and insurance costs and we may not be able to adapt our costs structure to offset declines in our revenue;
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
•the legislative/regulatory environment, including, but not limited to, the impact of the Dodd-Frank Act, regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “Government Sponsored Enterprises” or “GSEs”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by the GSEs, Government National Mortgage Association (“Ginnie Mae”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margins;
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
•our ability to pay distributions on our common stock; and
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units.
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,886,209	$8,889,403
Real estate and other securities	8,987,572	8,289,277
Residential loans and variable interest entity consumer loans held-for-investment, at fair value(A)	766,784	816,275
Residential mortgage loans, held-for-sale ($2,743,809 and $3,297,271 at fair value, respectively)	2,841,320	3,398,298
Single-family rental properties	968,987	971,313
Mortgage loans receivable, at fair value(A)	1,946,422	2,064,028
Residential mortgage loans subject to repurchase(B)	1,189,907	1,219,890
Cash and cash equivalents(A)	1,434,697	1,336,508
Restricted cash(A)	365,649	281,126
Servicer advances receivable	2,594,271	2,825,485
Receivable for investments sold	—	473,126
Other assets(A)	1,836,833	1,914,607
	$31,818,651	$32,479,336
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$11,760,930	$11,257,736
Secured notes and bonds payable ($598,070 and $632,404 at fair value, respectively)(A)	9,728,605	10,098,943
Residential mortgage loan repurchase liability(B)	1,189,907	1,219,890
Unsecured senior notes, net of issuance costs	545,490	545,056
Payable for investments purchased	—	731,216
Dividends payable	131,941	129,760
Accrued expenses and other liabilities(A)	1,507,235	1,486,667
	24,864,108	25,469,268
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,017,747 and 473,715,100 issued and outstanding, respectively	4,832	4,739
Additional paid-in capital	6,062,051	6,062,019
Retained earnings (accumulated deficit)	(470,562)	(418,662)
Accumulated other comprehensive income	40,631	37,651
Total Rithm Capital stockholders’ equity	6,894,206	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries(A)	60,337	67,067
Total equity	6,954,543	7,010,068
	$31,818,651	$32,479,336
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of March 31, 2023 and December 31, 2022, total assets of consolidated VIEs were $1.8 billion and $2.3 billion, respectively, and total liabilities of consolidated VIEs were $1.6 billion and $1.8 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,839	$456,400
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691) and $(200,325), respectively)	(142,304)	575,393
Servicing revenue, net	327,535	1,031,793
Interest income	346,614	225,413
Gain on originated residential mortgage loans, held-for-sale, net	109,268	471,996
	783,417	1,729,202
Expenses
Interest expense and warehouse line fees	309,068	138,833
General and administrative	167,155	246,238
Compensation and benefits	188,880	392,619
Management fee	—	25,189
	665,103	802,879

Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	(75,649)	(85,935)
Other income (loss), net	30,478	52,332
	(45,171)	(33,603)
Income Before Income Taxes	73,143	892,720
Income tax expense (benefit)	(16,806)	202,789
Net Income	$89,949	$689,931
Noncontrolling interests in income (loss) of consolidated subsidiaries	(1,300)	5,609
Dividends on preferred stock	22,395	22,461
Net Income Attributable to Common Stockholders	$68,854	$661,861

Net Income Per Share of Common Stock
Basic	$0.14	$1.42
Diluted	$0.14	$1.37
Weighted Average Number of Shares of Common Stock Outstanding
Basic	478,167,178	466,785,584
Diluted	482,846,911	484,425,066

Dividends Declared per Share of Common Stock	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$89,949	$689,931
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	2,980	(23,058)
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—
Comprehensive income	92,929	666,873
Comprehensive income (loss) attributable to noncontrolling interests	(1,300)	5,609
Dividends on preferred stock	22,395	22,461
Comprehensive income attributable to common stockholders	$71,834	$638,803

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,754)	—	(120,754)	—	(120,754)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(5,430)	(5,430)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and non-cash stock-based compensation	—	—	15,300	—	125	—	—	125	—	125
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	91,249	—	91,249	(1,300)	89,949
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	2,980	2,980	—	2,980
Total comprehensive income (loss)								94,229	(1,300)	92,929
Balance at March 31, 2023	51,964,122	$1,257,254	483,017,747	$4,832	$6,062,051	$(470,562)	$40,631	$6,894,206	$60,337	$6,954,543

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,697)	—	(116,697)	—	(116,697)
Dividends declared on preferred stock	—	—	—	—	—	(22,461)	—	(22,461)	—	(22,461)
Capital distributions	—	—	—	—	—	—	—	—	(8,879)	(8,879)
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—	—	(3,814)	—	(3,814)
Director share grants	—	—	28,260	—	310	—	—	310	—	310
Comprehensive income (loss)
Net income	—	—	—	—	—	684,322	—	684,322	5,609	689,931
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(23,058)	(23,058)	—	(23,058)
Total comprehensive income (loss)								661,264	5,609	666,873
Balance at March 31, 2022	52,038,342	$1,258,667	466,786,526	$4,669	$6,059,981	$(267,878)	$67,195	$7,122,634	$62,078	$7,184,712

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$89,949	$689,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	243,258	147,119
Change in fair value of equity investments	2,098	(256)
Change in fair value of secured notes and bonds payable	2,500	(7,194)
(Gain) loss on settlement of investments, net	(167,609)	(61,184)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(109,268)	(471,996)
(Gain) loss on transfer of loans to REO	(3,276)	(2,944)
Accretion and other amortization	(18,270)	(15,095)
Provision (reversal) for credit losses on securities, loans and real estate owned	(2,803)	3,740
Non-cash portions of servicing revenue, net	149,730	(645,018)
Deferred tax provision	(16,822)	201,354
Mortgage loans originated and purchased for sale, net of fees	(7,531,856)	(29,446,744)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	8,227,517	33,244,922
Interest received from servicer advance investments, RMBS, loans and other	13,705	41,721
Changes in:
Servicer advances receivable, net	230,596	202,938
Other assets	50,472	(268,772)
Due to affiliate	—	(7,887)
Accrued expenses and other liabilities	21,346	285,517
Net cash provided by (used in) operating activities	1,181,267	3,890,152
Cash Flows From Investing Activities
Purchase of servicer advance investments	(232,446)	(257,807)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	—	(655)
Purchase of RMBS	(2,883,278)	(1,006,483)
Purchase of residential mortgage loans	(1,269)	(7,182)
Purchase of SFR properties, real estate owned and other assets	(4,607)	(239,347)
Draws on revolving consumer loans	(6,831)	(7,163)
Net settlement of derivatives	225,560	65,436
Return of investments in Excess MSRs	7,821	2,680
Principal repayments from servicer advance investments	240,331	290,128
Principal repayments from RMBS	155,002	355,028
Principal repayments from residential mortgage loans	8,272	24,121
Principal repayments from consumer loans	24,784	39,935
Principal repayments from MSRs and MSR financing receivables	—	703
Proceeds from sale of MSRs and MSR financing receivables	1,357	454
Proceeds from sale of RMBS	1,869,053	—
Proceeds from sale of real estate owned	5,678	3,832
Net cash provided by (used in) investing activities	(590,573)	(736,320)
Continued on next page.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Financing Activities
Repayments of secured financing agreements	(11,327,261)	(9,638,525)
Repayments of warehouse credit facilities	(8,473,149)	(33,378,329)
Net settlement of margin deposits under repurchase agreements and derivatives	(387,780)	137,418
Repayments of secured notes and bonds payable	(1,677,534)	(1,047,972)
Deferred financing fees	(2,103)	(4,472)
Dividends paid on common and preferred stock	(140,968)	(139,185)
Borrowings under secured financing agreements	12,240,027	10,081,997
Borrowings under warehouse credit facilities	8,062,420	29,622,712
Borrowings under secured notes and bonds payable	1,303,796	1,675,265
Repurchase of preferred stock	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(5,430)	(8,879)
Payment of contingent consideration	—	(12,276)
Net cash provided by (used in) financing activities	(407,982)	(2,716,060)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	182,712	437,772

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,617,634	$1,528,442

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,800,346	$1,966,214

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	286,434	132,817
Cash paid during the period for income taxes	402	36
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,149	139,158
Transfer from residential mortgage loans to real estate owned and other assets	6,025	2,034
Real estate securities retained from loan securitizations	—	113,695
Residential mortgage loans subject to repurchase	1,189,907	1,700,426
Cashless exercise of 2020 Warrants (par)	93	—

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” or the “Company”) is a Delaware corporation that is primarily focused on managing assets and investments in the real estate and financial services sectors.

Rithm Capital was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate related investments. Rithm Capital is an independent publicly traded Real Estate Investment Trust (“REIT”). Rithm Capital’s investment portfolio is composed of mortgage servicing related assets (full and excess mortgage servicing rights (“MSRs”) and servicer advances), residential securities (and associated call rights), loans and single family rental properties. Rithm Capital’s investments in operating entities include leading origination and servicing platforms held through its wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber,” and together with Newrez, the “Mortgage Company”), and Genesis Capital LLC (“Genesis”), as well as investments in affiliated businesses that provide mortgage related services.

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. For its services, the Former Manager was entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. On June 17, 2022 Rithm Capital entered into an Internalization Agreement with the Former Manager (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective June 17, 2022 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions in accordance with the Internalization Agreement (such transactions, the “Internalization”). As a result of the Internalization, Rithm Capital ceased to be externally managed, and following the Internalization, Rithm Capital operates as an internally managed REIT. In connection with the termination of the Management Agreement, the Company agreed to pay the Former Manager $400.0 million (subject to certain adjustments). Following the Internalization, the Company no longer pays a management or incentive fee to the Former Manager.

Rithm Capital has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 23, Income Taxes, for additional information regarding Rithm Capital’s taxable REIT subsidiaries.

Rithm Capital, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and the Mortgage Company, is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and the Mortgage Company are also approved to service mortgage loans on behalf of investors, including the GSEs, and in the case of the Mortgage Company, Ginnie Mae. The Mortgage Company is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

The Mortgage Company sells substantially all of the mortgage loans that it originates into the secondary market. The Mortgage Company securitizes loans into RMBS through the GSEs and Ginnie Mae. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture (“USDA”), or Department of Veterans Affairs (“VA”) (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. The Mortgage Company generally retains the right to service the underlying residential mortgage loans sold and securitized by the Mortgage Company. NRM and the Mortgage Company are required to conduct aspects of their operations in accordance with applicable policies and guidelines.

Additionally, the Company owns the following affiliated businesses which provide mortgage related services to the Mortgage Company: eStreet Appraisal Management, LLC ("eStreet") a provider of appraisal valuation services and Avenue 365 Lender Services, LLC ("Avenue 365") a provider of title insurance and settlement services.

The Company also owns operating companies which support its single-family rental (“SFR”) portfolio and MSR investments.

Genesis is a lender specializing in providing capital to developers of new construction, fix and flip, and rental hold projects across the residential spectrum (including single family, multi-family and production home building.) Genesis supports the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Company's single-family rental strategy operated by Adoor LLC ("Adoor"). Adoor is a wholly-owned subsidiary focused on the acquisition and management of SFR properties.

Rithm Capital, through its wholly-owned subsidiary Guardian Asset Management (“Guardian”), provides property preservation and maintenance services for residential properties. Services offered include repairs, bids, inspections, landscaping, janitorial, inspections and HOA and utility payment services.

As of March 31, 2023, Rithm Capital conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’ or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The Consolidated Financial Statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized for the three months ended March 31, 2023. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Risks and Uncertainties — In the normal course of business, Rithm Capital encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, MSR financing receivables, servicer advance investments, Non-Agency RMBS and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The mortgage and financial sectors are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. Should macroeconomic conditions continue to worsen, there is no assurance that such conditions will not result in an overall decline in the fair value of many assets, including those in which the Company invests, and potential impairment of the carrying value of goodwill or other intangible assets. The ultimate duration and impact of the current economic environment remain uncertain.

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

Recent Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives and other contracts affected by reference rate reform. The standard was effective for all entities as of March 12, 2020 through December 31, 2022 and was able to be elected over time as reference rate reform activities occur. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The standard defers the expiration date of ASC 848 from December 31, 2022 to December 31, 2024. ASU 2022-06 became effective upon issuance. The Company is continuing to assess the impact of the LIBOR transition and does not expect the transition or the adoption of the standard to have a material impact on the Consolidated Financial Statements. The Company’s primary exposure to LIBOR includes certain financing arrangements, interest rate swaps and the 7.50% Series A, 7.125% Series B, and 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The Company's financing arrangements either have provisions in place that provide for an alternative to LIBOR upon its phase-out or contain maturities of one year or less and therefore would mature prior to the phase out of LIBOR in June 2023. In addition, the Company has amended terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. Interest rate swaps are expected to experience an orderly market transition prior to the cessation of LIBOR, and the Company has begun transitioning its interest rate swap portfolio away from LIBOR benchmarks. The Company does not currently intend to amend the 7.50% Series A, 7.125% Series B, or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

In March 2022, the FASB issued ASU 2022-01, Derivative and Hedging (Topic 815): Fair Value Hedging–Portfolio Layer Method. The standard clarifies the accounting and promotes consistency in reporting for hedges where the portfolio layer method is applied. The new standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company’s adoption of the new standard did not have a material effect on its Consolidated Financial Statements.

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

3.    SEGMENT REPORTING

At March 31, 2023, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended March 31, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$349,424	$120,415	$469,839	$—	$—	$—	$—	$—	$469,839
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691))	—	(37,526)	(104,778)	(142,304)	—	—	—	—	—	(142,304)
Servicing revenue, net	—	311,898	15,637	327,535	—	—	—	—	—	327,535
Interest income	25,533	84,233	24,559	134,325	114,247	22,766	14,287	58,337	2,652	346,614
Gain on originated residential mortgage loans, held-for-sale, net	112,822	(4,601)	—	108,221	—	1,047	—	—	—	109,268
Total revenues	138,355	391,530	40,196	570,081	114,247	23,813	14,287	58,337	2,652	783,417
Interest expense	29,995	81,074	31,702	142,771	98,292	26,192	1,680	30,692	9,441	309,068
G&A and other	140,512	100,834	69,241	310,587	630	9,383	1,766	16,231	17,438	356,035
Total operating expenses	170,507	181,908	100,943	453,358	98,922	35,575	3,446	46,923	26,879	665,103
Realized and unrealized gains (losses) on investments, net	168	(191)	(12,398)	(12,421)	(45,999)	(6,427)	(5,990)	(4,812)	—	(75,649)
Other income (loss), net	(590)	(12,837)	35,921	22,494	165	24,181	(8,722)	1,713	(9,353)	30,478
Total other income (loss)	(422)	(13,028)	23,523	10,073	(45,834)	17,754	(14,712)	(3,099)	(9,353)	(45,171)
Income (loss) before income taxes	(32,574)	196,594	(37,224)	126,796	(30,509)	5,992	(3,871)	8,315	(33,580)	73,143
Income tax expense (benefit)	(8,160)	4,488	(7,371)	(11,043)	—	(3,728)	59	(2,094)	—	(16,806)
Net income (loss)	(24,414)	192,106	(29,853)	137,839	(30,509)	9,720	(3,930)	10,409	(33,580)	89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	(42)	—	(146)	(188)	—	—	(1,112)	—	—	(1,300)
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$(24,372)	$192,106	$(29,707)	$138,027	$(30,509)	$9,720	$(2,818)	$10,409	$(55,975)	$68,854

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
March 31, 2023
Investments	$1,420,850	$7,273,627	$1,985,193	$10,679,670	$8,987,572	$2,443,105	$340,525	$1,946,422	$—	$24,397,294
Cash and cash equivalents	262,712	432,850	326,860	1,022,422	352,280	570	1,219	37,512	20,694	1,434,697
Restricted cash	96,823	145,268	72,192	314,283	4,427	6,923	16,759	23,257	—	365,649
Other assets	163,392	2,297,604	2,640,824	5,101,820	93,298	79,537	25,790	117,598	117,769	5,535,812
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$1,955,613	$10,161,889	$5,030,161	$17,147,663	$9,437,577	$2,530,135	$384,293	$2,180,520	$138,463	$31,818,651
Debt	$1,403,564	$4,820,673	$2,954,585	$9,178,822	$8,343,730	$2,025,068	$286,653	$1,655,262	$545,490	$22,035,025
Other liabilities	209,659	2,077,965	40,124	2,327,748	54,436	262,554	1,255	17,748	165,342	2,829,083
Total liabilities	1,613,223	6,898,638	2,994,709	11,506,570	8,398,166	2,287,622	287,908	1,673,010	710,832	24,864,108
Total equity	342,390	3,263,251	2,035,452	5,641,093	1,039,411	242,513	96,385	507,510	(572,369)	6,954,543
Noncontrolling interests in equity of consolidated subsidiaries	11,986	—	11,304	23,290	—	—	37,047	—	—	60,337
Total Rithm Capital stockholders’ equity	$330,404	$3,263,251	$2,024,148	$5,617,803	$1,039,411	$242,513	$59,338	$507,510	$(572,369)	$6,894,206
Investments in equity method investees	$—	$—	$67,955	$67,955	$—	$—	$—	$—	$—	$67,955

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended March 31, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$326,396	$130,004	$456,400	$—	$—	$—	$—	$—	$456,400
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(200,325))	—	497,317	78,076	575,393	—	—	—	—	—	575,393
Servicing revenue, net	—	823,713	208,080	1,031,793	—	—	—	—	—	1,031,793
Interest income	55,371	11,353	15,702	82,426	56,349	26,989	18,933	34,277	6,439	225,413
Gain on originated residential mortgage loans, held-for-sale, net	407,269	61,762	—	471,430	—	566	—	—	—	471,996
Total revenues	462,640	896,828	223,782	1,585,649	56,349	27,555	18,933	34,277	6,439	1,729,202
Interest expense	29,435	33,706	26,365	89,506	9,029	20,868	2,262	6,969	10,199	138,833
G&A and other	408,758	102,833	77,957	589,548	772	23,434	2,254	16,408	31,630	664,046
Total operating expenses	438,193	136,539	104,322	679,054	9,801	44,302	4,516	23,377	41,829	802,879
Realized and unrealized gains (losses) on investments, net	—	(347)	(3,608)	(3,955)	(76,529)	12,164	(13,733)	(3,882)	—	(85,935)
Other income (loss), net	2,095	943	28,881	31,919	(2,600)	14,316	8,772	—	(75)	52,332
Total other income (loss)	2,095	596	25,273	27,964	(79,129)	26,480	(4,961)	(3,882)	(75)	(33,603)
Income (loss) before income taxes	26,542	760,885	144,733	934,559	(32,581)	9,733	9,456	7,018	(35,465)	892,720
Income tax expense (benefit)	6,516	161,116	31,463	199,095	—	3,657	37	—	—	202,789
Net income (loss)	20,026	599,769	113,270	735,464	(32,581)	6,076	9,419	7,018	(35,465)	689,931
Noncontrolling interests in income (loss) of consolidated subsidiaries	407	—	228	635	—	—	4,974	—	—	5,609
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,461	22,461
Net income (loss) attributable to common stockholders	$19,619	$599,769	$113,042	$734,829	$(32,581)	$6,076	$4,445	$7,018	$(57,926)	$661,861
(A)Includes elimination of intercompany transactions of $2.4 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended March 31,
	2023	2022
Base servicing
MSR-owned assets	$298,959	$258,448
Residential whole loans	2,416	3,389
Third party	22,363	23,653
	323,738	285,490
Other fees
Ancillary and other fees(A)	25,686	40,906

Change in fair value due to:
Realization of cash flows	(72,015)	(133,276)
Change in valuation inputs and assumptions and other	34,489	630,593
Total servicing fees	$311,898	$823,713

Servicing data – unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR-owned assets	$401,414	$398,730
UPB – Residential whole loans	8,564	11,982
UPB – Third party	94,070	86,179
(A)Includes incentive, boarding and other fees.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

4.    EXCESS MORTGAGE SERVICING RIGHTS

Excess mortgage servicing rights assets include Rithm Capital’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs. Our investments in Excess MSR assets are included in Other assets on the Consolidated Balance Sheets.

The table below summarizes the components of Excess MSRs:

	March 31, 2023	December 31, 2022
Direct investments in Excess MSRs	$231,348	$249,366
Excess MSR Joint Ventures	67,955	72,437
Excess mortgage servicing rights, at fair value	$299,303	$321,803

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Total(A)
Balance as of December 31, 2022	$249,366
Interest income	3,431
Other income	68
Proceeds from repayments	(10,996)
Proceeds from sales	(703)
Change in fair value	(9,818)
Balance as of March 31, 2023	$231,348
(A)Underlying loans serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and Specialized Loan Servicing LLC (“SLS”).

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

The following table summarizes direct investments in Excess MSRs:

March 31, 2023							December 31, 2022
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Former Manager-managed funds	Mr. Cooper
$46,813,093	32.5% – 100.0% (56.5%)	0.0% – 50%	0.0% – 35.0%	6.2	$199,270	$231,348	$249,366
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related servicer advance investments, including the basic fee component of the related MSR as of March 31, 2023 (Note 6) on $16.6 billion UPB underlying these Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Changes in fair value of investments consists of the following:

	Three Months Ended March 31,
	2023	2022
Original and Recaptured Pools	$(9,818)	$(2,630)

As of March 31, 2023, a weighted average discount rate of 8.3% was used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	March 31, 2023	December 31, 2022
Excess MSR	$126,045	$135,356
Other assets	10,552	10,204
Other liabilities	(687)	(687)
Equity	$135,910	$144,873

Rithm Capital’s investment	$67,955	$72,437
Rithm Capital’s percentage ownership	50.0%	50.0%

	Three Months Ended March 31,
	2023	2022
Interest income	$2,404	$5,667
Other income (loss)	(5,224)	(2,252)
Expenses	(8)	(8)
Net income (loss)	$(2,828)	$3,407

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2022	$72,437
Distributions of capital from equity method investees	(3,068)
Change in fair value of investments in equity method investees	(1,414)
Balance at March 31, 2023	$67,955

The following is a summary of Excess MSR investments made through equity method investees:

	March 31, 2023
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$18,693,208	66.7%	50.0%	$102,668	$126,045	5.0
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
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2022	$8,889,403
Purchases, net(A)	—
Originations(B)	140,513
Proceeds from sales	(1,403)
Change in fair value due to:
Amortization of servicing rights(C)	(105,691)
Change in valuation inputs and assumptions	(37,302)
(Gain) loss realized	689
Balance at March 31, 2023	$8,886,209
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of Servicing Revenue, Net:

	Three Months Ended March 31,
	2023	2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$439,232	$421,555
Ancillary and other fees	30,607	34,845
Servicing fee revenue, net and fees	469,839	456,400
Change in fair value due to:
Amortization of servicing rights	(105,691)	(200,325)
Change in valuation inputs and assumptions	(37,302)	845,037
Change in fair value of derivative instruments	—	7,189
(Gain) loss realized	689	306
Gain (loss) on settlement of derivative instruments	—	(76,814)
Servicing revenue, net	$327,535	$1,031,793

The following table summarizes MSRs and MSR financing receivables by type as of March 31, 2023:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$360,605,371	7.4	$5,996,278
Non-Agency	52,614,283	6.4	748,723
Ginnie Mae(C)	122,646,241	7.1	2,141,208
Total/Weighted Average	$535,865,895	7.2	$8,886,209
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(B)Carrying value represents fair value. As of March 31, 2023, weighted average discount rates of 8.4% (range of 7.6% – 10.8%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of March 31, 2023, Rithm Capital holds approximately $1.2 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly-owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of March 31, 2023, Rithm Capital holds approximately $1.2 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of March 31, 2023, Rithm Capital holds approximately $0.7 billion of repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

In January 2018, Ocwen sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to mortgage servicing rights for loans with an unpaid principal balance of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the residential mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied.

Of the Rights to MSRs sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of March 31, 2023, with respect to MSRs representing approximately $12.1 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2023	December 31, 2022
California	17.4%	17.4%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.9%	5.9%
New Jersey	4.4%	4.4%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.4%	3.4%
Georgia	3.0%	2.9%
Other U.S.	38.1%	38.2%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of March 31, 2023 and 2022 was $94.1 billion and $86.2 billion, respectively. Rithm Capital earned servicing revenue of $34.0 million and $32.5 million for the three months ended March 31, 2023 and 2022, respectively, related to unaffiliated serviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Operations.

Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers and, in relation to certain owned MSRs, including to perform the operational servicing duties, including recapture activities in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Operations. As of March 31, 2023, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.1%, 7.8%, 5.6%, 2.3% and 0.3%, respectively, of the MSRs owned by Rithm Capital. The remaining 74.9% of owned MSRs are serviced by the Mortgage Company (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in Servicer Advances Receivable on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the type of advances included in the Servicer Advances Receivable:

	March 31, 2023	December 31, 2022
Principal and interest advances	$626,533	$664,495
Escrow advances (taxes and insurance advances)	1,234,863	1,426,409
Foreclosure advances	778,880	754,073
Total(A)(B)(C)	$2,640,276	$2,844,977
(A)Includes $508.8 million and $526.5 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $240.2 million and $261.8 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Excludes $46.0 million and $19.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s Servicer Advances Receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $83.3 million, or 3.2%, and $65.4 million, or 2.3%, for expected non-recovery of advances as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2022	$65,428
Provision	20,053
Transfers and Other	—
Write-offs	(2,222)
Balance at March 31, 2023	$83,259

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

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Advance Purchaser”), a joint venture entity, and owns an approximately 89.3% interest in Advance Purchaser as of March 31, 2023 and December 31, 2022. Advance Purchaser was established in December 2013 for the purpose of investing in residential mortgage related advances. As of March 31, 2023, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments; however, Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Our servicer advance investments are included in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2023
Servicer advance investments	$384,342	$389,905	5.7%	5.6%	8.4
December 31, 2022
Servicer advance investments	$392,749	$398,820	5.7%	5.6%	8.4
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
March 31, 2023
Servicer advance investments(D)	$16,569,002	$339,309	2.0%	$304,688	87.7%	85.6%	6.9%	6.4%
December 31, 2022
Servicer advance investments(D)	$17,033,753	$341,628	2.0%	$319,276	90.2%	88.3%	6.5%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	March 31, 2023	December 31, 2022
Principal and interest advances	$64,567	$66,892
Escrow advances (taxes and insurance advances)	153,908	155,438
Foreclosure advances	120,834	119,298
Total	$339,309	$341,628

The following table summarizes interest income related to servicer advance investments:

	Three Months Ended March 31,
	2023	2022
Interest income, gross of amounts attributable to servicer compensation	$5,995	$13,375
Amounts attributable to base servicer compensation	177	(1,480)
Amounts attributable to incentive servicer compensation	(1,542)	(7,739)
Interest income (expense) from servicer advance investments	$4,630	$4,156

7.    REAL ESTATE AND OTHER SECURITIES

“Agency” RMBS are RMBS issued by the GSEs or Ginnie Mae. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes Real Estate and Other Securities by designation:

	March 31, 2023									December 31, 2022
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(E)	$78,918	$—	$—	$73,181	1	3.50%	3.50%	11.0	N/A	$73,439
Non-Agency(F)(G)	2,598,801	71,727	(30,071)	390,848	334	3.50%	3.70%	4.8	29.4%	397,076

RMBS Measured at Fair Value through Net Income (FVO):
Agency(E)	7,962,225	165,874	(2,709)	7,968,337	38	5.10%	5.10%	8.0	N/A	7,264,978
Non-Agency(F)(G)	14,949,437	65,182	(87,119)	555,206	344	2.70%	8.70%	6.1	16.6%	553,784

Total/Weighted Average	$25,589,381	$302,783	$(119,899)	$8,987,572	717	4.90%	5.30%	7.8		$8,289,277
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $18.6 million and $1.2 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)Percentage of the amortized cost basis of securities that is subordinate to Rithm Capital’s investments, excluding fair value option securities.
(E)The total outstanding face amount was $8.0 billion for fixed rate securities as of March 31, 2023.
(F)The total outstanding face amount was $8.2 billion (including $7.3 billion of residual and fair value option notional amount) for fixed rate securities and $9.3 billion (including $9.1 billion of residual and fair value option notional amount) for floating rate securities as of March 31, 2023.
(G)Includes other asset-backed securities consisting primarily of (i) interest-only securities and servicing strips (fair value option securities) which Rithm Capital elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans and (iii) corporate debt.

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Corporate debt	$514	$2	$—	$479	2	8.2%	9.5%	2.2
Consumer loan bonds	400	553	—	577	3	N/A	N/A	0.7
Fair value option securities:
Interest-only securities	9,417,388	33,121	(30,151)	157,605	143	0.9%	14.2%	2.7
Servicing strips	4,264,723	22,010	(4,262)	61,056	61	0.6%	27.1%	3.4

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended March 31,
	2023		2022
(in millions)	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$2,162.4	$25.2	$998.2	$2,210.0
Purchase price	2,154.4	2.4	1,004.5	115.7

Sales
Face	$1,462.4	$—	$—	$—
Amortized cost	1,442.8	—	—	1.6
Sale price	1,395.9	—	—	—
Gain (loss) on sale	(46.9)	—	—	(1.6)

As of March 31, 2023, Rithm Capital had no unsettled trades. As of December 31, 2022, Rithm Capital had purchased $738.4 million face amount of Agency RMBS for $730.0 million and sold $490.8 million face amount of Agency RMBS for

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

$471.6 million which had not yet been settled. Unsettled purchases and sales are recorded on a trade date basis and grouped and presented within Payable for Investments Purchased and Receivable for Investments Sold on the Consolidated Balance Sheets.

Rithm Capital has exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. Refer to Note 8 for further details on these transactions.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of March 31, 2023:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Coupon	Yield	Life (Years)
Less than 12 Months	$170,182	$156,345	$(5,670)	$150,675	$(7,318)	$143,357	89	3.2%	3.9%	7.3
12 or More Months	222,735	219,554	(3,918)	215,636	(22,753)	192,883	110	3.8%	3.5%	4.6
Total/Weighted Average	$392,917	$375,899	$(9,588)	$366,311	$(30,071)	$336,240	199	3.5%	3.7%	5.8
(A)Represents credit impairment on securities in an unrealized loss position as of March 31, 2023.

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2023				December 31, 2022
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	77,476	77,907	(9,588)	(431)	77,843	78,101	(10,816)	(258)
Non-credit impaired securities	258,764	288,404	—	(29,640)	271,405	304,831	—	(33,426)
Total debt securities in an unrealized loss position	$336,240	$366,311	$(9,588)	$(30,071)	$349,248	$382,932	$(10,816)	$(33,684)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2022	$4,140	$6,676	$10,816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses, or an allowance recorded in a previous period	(137)	(1,091)	(1,228)
Write-offs charged against the allowance			—
Recoveries of amounts previously written off			—
Allowance for credit losses on available-for-sale debt securities at March 31, 2023	$4,003	$5,585	$9,588

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that Rithm Capital would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
March 31, 2023	$441,521	$65,264
December 31, 2022	443,680	66,775

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2022	$41,200
Additions	—
Accretion	(502)
Reclassifications from (to) non-accretable difference	2,543
Disposals	—
Balance at March 31, 2023	$43,241

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2023, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2023					December 31, 2022
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value(B)	$498,602	$426,259	9,278	9.1%	4.4	$452,519

Acquired performing loans(C)	81,396	70,897	2,204	8.5%	5.0	72,425
Acquired non-performing loans(D)	31,712	26,614	403	9.1%	3.2	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$113,108	$97,511	2,607	8.7%	4.5	$101,027

Acquired performing loans(C)(E)	$983,700	$945,582	4,188	5.8%	15.1	$890,131
Acquired non-performing loans(D)(E)	263,732	244,752	1,403	4.6%	26.9	340,342
Originated loans	1,556,000	1,553,475	5,353	6.1%	29.2	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$2,803,432	$2,743,809	10,944	5.9%	24.0	$3,297,271

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$2,916,540	$2,841,320				$3,398,298
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
(D)As of March 31, 2023, Rithm Capital has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $433.2 million and $240.3 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2023	December 31, 2022
Florida	11.6%	10.9%
California	9.5%	10.2%
Texas	9.0%	8.9%
New York	7.8%	6.8%
Georgia	4.3%	4.2%
Illinois	3.7%	3.6%
New Jersey	3.6%	3.8%
Indiana	3.1%	3.2%
Washington	3.0%	4.4%
Maryland	2.9%	3.1%
Other U.S.	41.5%	40.9%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate fair value of loans:

	March 31, 2023			December 31, 2022
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
90+	$376,472	$338,474	$(37,999)	$468,147	$423,321	$(44,826)

Call Rights

Rithm Capital has executed calls with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO assets contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination. For the three months ended March 31, 2023, Rithm Capital executed no calls or securitizations accounted for as sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	6,959,922	6,959,922
Sales	—	—	(7,635,871)	(7,635,871)
Purchases/additional fundings	1,269	—	131,444	132,713
Proceeds from repayments	(12,836)	(3,585)	(41,091)	(57,512)
Transfer of loans to other assets(A)	—	—	31	31
Transfer of loans to real estate owned	(1,449)	(870)	(430)	(2,749)
Transfers of loans to held for sale	(27,340)	—	—	(27,340)
Transfer of loans from held-for-investment	—	—	27,340	27,340
Valuation (provision) reversal on loans	—	939	—	939
Fair value adjustments due to:
Changes in instrument-specific credit risk	4,785	—	7,446	12,231
Other factors	9,311	—	(2,253)	7,058
Balance at March 31, 2023	$426,259	$97,511	$2,743,809	$3,267,579
(A)Represents loans for which foreclosure has been completed and for which Rithm Capital has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 13).

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans held-for-investment, at fair value	$9,509	$10,280
Loans held-for-sale, at lower of cost or fair value	1,504	1,771
Loans held-for-sale, at fair value	37,286	70,309
Total interest income	48,299	82,360

Interest expense:
Loans held-for-investment, at fair value	4,670	7,346
Loans held-for-sale, at lower of cost or fair value	907	849
Loans held-for-sale, at fair value	42,779	42,108
Total interest expense	48,356	50,303

Net interest income	$(57)	$32,057

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The Mortgage Company originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital reports Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net in the Consolidated Statements of Operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended March 31,
	2023	2022
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(34,314)	$(370,421)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	9,904	524,823
MSRs retained on transfer of residential mortgage loans(C)	140,513	461,452
Other(D)	(5,443)	27,701
Realized gain on sale of originated residential mortgage loans, net	$110,660	$643,555
Change in fair value of residential mortgage loans	31,598	(289,997)
Change in fair value of interest rate lock commitments (Note 17)	26,240	(127,685)
Change in fair value of derivative instruments (Note 17)	(59,230)	246,123
Gain on originated residential mortgage loans, held-for-sale, net	$109,268	$471,996
(A)Includes residential mortgage loan origination fees of $68.9 million and $252.5 million for the three months ended March 31, 2023 and 2022, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized mortgage servicing rights upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

9.    CONSUMER LOANS

Rithm Capital, through limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain Holdings Inc is the servicer of the loans and provides all servicing and advancing functions for the portfolio. As of March 31, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The following table summarizes characteristics of the consumer loan portfolio:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
March 31, 2023
Total consumer loans	$310,877	$340,525	18.0%	3.3
December 31, 2022
Total consumer loans	$330,428	$363,756	17.8%	3.4

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of consumer loans:

	March 31, 2023			December 31, 2022
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
Current	$305,360	$334,550	$29,190	$325,192	$358,057	$32,865
90+	5,517	5,975	458	5,236	5,699	463
	$310,877	$340,525	$29,648	$330,428	$363,756	$33,328

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2022	$363,756
Additional fundings(A)	6,831
Proceeds from repayments	(26,617)
Accretion of loan discount and premium amortization, net	2,546
Fair value adjustment due to:
Changes in instrument-specific credit risk	103
Other factors	(6,094)
Balance at March 31, 2023	$340,525
(A)Represents draws on consumer loans with revolving privileges.

10. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in SFR properties:

	March 31, 2023	December 31, 2022
Land	$175,607	$175,607
Building	702,427	702,427
Capital improvements	123,606	118,999
Total gross investment in SFR properties	1,001,640	997,033
Accumulated depreciation	(32,653)	(25,720)
Investment in SFR properties, net	$968,987	$971,313

Depreciation expense for the three months ended March 31, 2023 and 2022 totaled $6.9 million and $4.1 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Operations.

As of March 31, 2023 and December 31, 2022, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.1 million and $7.7 million, respectively.

SFR properties held-for-sale are managed for prompt sale and disposition. For the three months ending March 31, 2023, Rithm Capital transferred 30 SFR properties to held-for-sale.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total

Balance at December 31, 2022	$971,313	$—	$971,313
Acquisitions and capital improvements	4,607	—	4,607
Dispositions	—	—	—
Reclassifications to SFR properties	(9,747)	9,747	—
Write-offs	—	—	—
Accumulated depreciation	(6,913)	(20)	(6,933)
Balance at March 31, 2023	$959,260	$9,727	$968,987

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

Remainder of 2023	$51,605
2024 and thereafter	10,566
Total	$62,171

The following table summarizes the activity of the SFR portfolio by units:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total
Balance at December 31, 2022	3,731	—	3,731
Acquisition of SFR units	—	—	—
Transfer to held-for-sale	(30)	30	—
Disposition of SFR units	—	—	—
Balance at March 31, 2023	3,701	30	3,731

See Note 18 regarding the financing of SFR Properties.

11. MORTGAGE LOANS RECEIVABLE

Rithm Capital completed the acquisition of Genesis in December 2021. Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of March 31, 2023:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$913,495	46.9%	515	39.7%	8.7%	15.1	76.8% / 65.5%
Bridge	815,663	41.9%	546	42.2%	8.6%	20.5	73.0%
Renovation	217,264	11.2%	234	18.1%	8.9%	13.9	77.8% / 65.3%
	$1,946,422	100.0%	1,295	100.0%	8.7%	17.2	N/A
(A)Represents fair value.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) and loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2022	$2,064,028
Initial loan advances	275,907
Construction holdbacks and draws	153,730
Paydowns and payoffs	(547,243)
Balance at March 31, 2023	$1,946,422

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of Mortgage Loans Receivable:

	March 31, 2023			December 31, 2022
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
Current	$1,946,422	$1,946,422	$—	$2,064,028	$2,064,028	$—
90+	—	—	—	—	—	—

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of March 31, 2023:

State Concentration	Percentage of Total Loan Commitment
California	54.9%
Washington	9.7%
Colorado	7.2%
New York	5.6%
Arizona	5.5%
Florida	4.2%
North Carolina	2.5%
Texas	2.0%
New Jersey	1.6%
Washington D.C.	1.3%
Other U.S.	5.5%
100.0%

See Note 18 regarding the financing of Mortgage Loans Receivable.

12.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to securitization facilities (Note 20) and financing of consumer loans as well as real estate securities.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,434,697	$1,336,508
Restricted cash	365,649	281,126
Total cash, cash equivalents and restricted cash	$1,800,346	$1,617,634

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances:

	March 31, 2023	December 31, 2022
MSRs and servicer advances	$72,192	$69,347
Real estate and other securities	4,427	4,604
Consumer loans	16,759	15,930
SFR properties	6,923	4,627
Origination and servicing	242,091	161,249
Mortgage loans receivable	23,257	25,369
Total restricted cash	$365,649	$281,126

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
Margin receivable, net(A)	$59,898	$20,614	Margin payable	$47	$4,852
Excess MSRs, at fair value (Note 4)	299,303	321,803	Interest payable	110,334	87,700
Servicer advance investments, at fair value (Note 6)	389,905	398,820	Accounts payable	160,766	155,492
Servicing fee receivables	119,812	128,438	Derivative liabilities (Note 17)	46,954	18,064
Principal and interest receivable	100,541	106,608	Accrued compensation and benefits	78,965	112,762
Equity investments(B)	79,665	71,388	Operating lease liabilities (Note 16)	109,838	101,225
Other receivables	144,748	146,131	Deferred tax liability	695,033	711,855
REO	19,162	19,379	Other liabilities	305,298	294,717
Goodwill (Note 15)(C)	85,199	85,199		$1,507,235	$1,486,667
Warrants, at fair value	17,854	19,346
Property and equipment	30,501	37,883
Intangible assets (Note 15)	139,013	141,413
Prepaid expenses	59,306	60,817
Operating lease right-of-use assets (Note 16)	84,936	77,329
Derivative assets (Note 17)	43,904	52,229
Loans receivable, at fair value(D)	32,105	94,401
Other assets	130,981	132,809
	$1,836,833	$1,914,607
(A)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in (i) commercial redevelopment projects (ii) operating companies providing services throughout real estate industry, including Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate sectors, preferred stock in Valon Mortgage, Inc. (“Valon”), a residential mortgage servicing and technology company, and preferred stock in Credijusto Ltd. (“Covalto”), a financial services company.
(C)Includes goodwill derived from the acquisition of Shellpoint Partners LLC (“Shellpoint”), Guardian Asset Management LLC (“Guardian”) and Genesis.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(D)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager. The loans are accounted for under the fair value option.

Real Estate Owned (REO) — REO assets are those individual properties acquired by Rithm Capital or where Rithm Capital receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). Rithm Capital measures REO assets at the lower of cost or fair value, with valuation changes recorded in Other Income or Valuation and Credit Loss (Provision) Reversal on Loans and Real Estate Owned in the Consolidated Statements of Operations. REO assets are managed for prompt sale and disposition.

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2022	$19,379
Purchases	—
Property received in satisfaction of loan	6,025
Sales(A)	(6,974)
Valuation (provision) reversal	732
Balance at March 31, 2023	$19,162
(A)Recognized when control of the property has transferred to the buyer.

As of March 31, 2023, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with unpaid principal balances of $70.2 million and $12.5 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for loans receivable:

Loans Receivable
Balance at December 31, 2022	$94,401
Fundings	—
Payment in Kind	2,134
Proceeds from repayments	(64,661)
Transfer to other assets	—
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	231
Balance at March 31, 2023	$32,105

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate fair value of notes and loans receivable:

	March 31, 2023			December 31, 2022
Days Past Due	UPB	Fair Value	Fair Value Over (Under) UPB	UPB	Fair Value	Fair Value Over (Under) UPB
Current	$98,410	$32,105	$(66,305)	$157,745	$94,401	$(63,344)
90+	—	—	—	—	—	—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

14. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND OTHER

General and Administrative expenses consist of the following:

	Three Months Ended March 31,
	2023	2022
Legal and professional	$12,755	$28,586
Loan origination	11,757	39,901
Occupancy	18,366	29,777
Subservicing	35,256	46,808
Loan servicing	2,976	5,304
Property and maintenance	24,035	23,603
Other	62,010	72,259
Total general and administrative expenses	$167,155	$246,238

Other Income (Loss)

The following table summarizes the components of Other income (loss):

	Three Months Ended March 31,
	2023	2022
Real estate and other securities	$83,851	$(606,852)
Residential mortgage loans and REO	18,097	(88,523)
Derivative instruments	(151,006)	622,172
Other(A)	(26,591)	(12,732)
Realized and unrealized gains (losses) on investments, net	$(75,649)	$(85,935)

Unrealized gain (loss) on secured notes and bonds payable	$(2,500)	$7,194
Rental revenue	18,123	8,129
Property and maintenance revenue	33,637	34,305
(Provision) reversal for credit losses on securities	1,228	(711)
Valuation and credit loss (provision) reversal on loans and real estate owned	1,575	(3,029)
Other income (loss)	(21,585)	6,444
Other income (loss), net	$30,478	$52,332

Total Other income (loss)	$(45,171)	$(33,603)
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Accretion and Other Amortization as reflected on the Consolidated Statements of Cash Flows consists of the following:

	Three Months Ended March 31,
	2023	2022
Accretion of net discount on securities and loans	$11,684	$5,293
Accretion of servicer advances receivable discount and servicer advance investments	4,630	4,156
Accretion of excess mortgage servicing rights income	3,431	13,017
Amortization of deferred financing costs	(1,055)	(6,921)
Amortization of discount on corporate debt	(420)	(450)
Total accretion and other amortization	$18,270	$15,095

15. GOODWILL AND INTANGIBLE ASSETS

As a result of the various acquisitions, Rithm Capital identified intangible assets in the form of licenses, customer relationships, business relationships and trade names.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—		—
Accumulated impairment loss	—	—	—	—	—
Balance at March 31, 2023	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 7	127,938	120,787
Trademarks / Trade names	1 to 5	10,259	10,259
		196,146	188,995
Accumulated Amortization
Customer relationships		14,550	12,960
Purchased technology		38,625	30,959
Trademarks / Trade names		3,958	3,663
		57,133	47,582
Intangible Assets, Net
Customer relationships		43,399	44,989
Purchased technology(A)		89,313	89,828
Trademarks / Trade names(B)		6,301	6,596
		$139,013	$141,413
(A)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(B)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the expected future amortization expense for acquired intangible assets as of March 31, 2023:

Year Ending	Amortization Expense
April 1 through December 31, 2023	$23,819
2024	26,348
2025	24,134
2026	17,857
2027	23,614
$115,772

16. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended March 31, 2023 and 2022 totaled $12.2 million and $12.4 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

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

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Amount
April 1 through December 31, 2023	$22,179
2024	25,393
2025	19,630
2026	12,633
2027	10,837
2028 and thereafter	37,523
Total remaining undiscounted lease payments	128,195
Less: imputed interest	18,357
Total remaining discounted lease payments	$109,838

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $7.8 million due in the future periods.

Other information related to operating leases is summarized below:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	6.3	5.7
Weighted-average discount rate	4.5%	4.0%

17.    DERIVATIVES

Rithm Capital enters into economic hedges including interest rate swaps and to-be-announced forward contract positions (“TBAs”) to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital may at times hold TBAs in order to mitigate Rithm Capital’s interest rate risk on certain specified mortgage-backed securities and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the TBA counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its TBA counterparties that govern the transactions for the TBA purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. Changes in the value of derivatives designed to protect against mortgage-backed securities and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

As of March 31, 2023, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivative assets
Interest rate swaps(A)	Other assets	$1,637	$449
Interest rate lock commitments	Other assets	36,107	16,015
TBAs	Other assets	6,160	35,765
Options on treasury futures	Other assets	—	—
		$43,904	$52,229
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$1,081	$7,229
TBAs	Accrued expenses and other liabilities	45,873	10,835
		$46,954	$18,064
(A)Net of $0.8 billion and $1.2 billion of related variation margin balances as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes notional amounts related to derivatives:

	March 31, 2023	December 31, 2022
Interest rate swaps(A)	$19,840,000	$23,085,000
Interest rate lock commitments	2,881,724	2,647,747
TBAs, short position(B)	4,306,239	8,473,221
TBAs, long position(B)	—	31,500
(A)Includes $18.8 billion notional of receive LIBOR/pay fixed of 2.2% and $1.0 billion notional of receive fixed of 3.7%/pay LIBOR with weighted average maturities of 34 months and 42 months, respectively, as of March 31, 2023. Includes $23.1 billion notional of receive LIBOR/pay fixed of 1.9% and $0.0 billion notional of receive fixed of 0.0%/pay LIBOR with weighted average maturities of 35 months and 0 months, respectively, as of December 31, 2022.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Servicing revenue, net(A)
TBAs	$—	$3,300
Treasury futures	—	(1,746)
Options on treasury futures	—	5,635
	—	7,189
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	26,240	(127,685)
TBAs	(57,983)	246,123
Interest rate swaps	(1,247)	—
	(32,990)	118,438
Change in fair value of investments(A)
Interest rate swaps	(369,281)	464,334
TBAs	(6,048)	110,363
	(375,329)	574,697
Gain (loss) on settlement of investments, net(B)
Interest rate swaps	225,656	(25,679)
TBAs(C)	(1,333)	73,154
	224,323	47,475

Total gain (loss)	$(183,996)	$747,799
(A)Represents unrealized gain (loss).
(B)Excludes no loss and $76.8 million loss for the three months ended March 31, 2023 and 2022, respectively, included within Servicing Revenue, Net (Note 5).
(C)Excludes $9.9 million gain and $524.8 million gain for the three months ended March 31, 2023 and 2022, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 8).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	March 31, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,274,109	$2,273,246	Apr 23 to Jan-25	6.3%	0.7	$2,838,143	$2,788,884	$2,703,201	18.2	$2,606,004
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,143,848	1,143,848	May-23 to Dec-23	7.7%	0.3	1,312,922	1,312,922	1,312,922	0.8	1,220,662
Agency RMBS(D)	7,747,387	7,747,387	Apr-23 to Sep-23	5.0%	0.1	8,039,219	7,876,322	8,039,499	8.1	6,821,788
Non-Agency RMBS(E)	596,449	596,449	Apr-23 to Oct-27	6.8%	1.0	14,498,547	909,331	923,708	5.6	609,282
Total Secured Financing Agreements	11,761,793	11,760,930		5.6%	0.3					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	218,089	218,089	Aug-25	3.7%	2.4	65,506,301	250,605	294,477	5.9	227,596
MSRs(H)	4,768,188	4,760,490	Jan-24 to Mar-28	6.5%	2.3	528,508,705	6,844,455	8,830,147	7.3	4,791,543
Servicer Advance Investments(I)	304,688	303,864	Aug-23 to Mar-24	6.9%	0.9	339,309	384,342	389,905	8.4	318,445
Servicer Advances(I)	2,218,498	2,215,705	May-23 to Nov-26	4.3%	0.8	2,664,251	2,594,271	2,594,271	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	5.8%	1.1	575,874	591,010	668,774	29.0	769,988
Consumer Loans(K)	310,664	286,653	Sep-37	2.1%	3.3	310,845	323,669	340,494	3.4	299,498
SFR Properties	827,889	782,391	Mar-26 to Sep-27	4.2%	4.2	N/A	959,232	959,232	N/A	817,695
Mortgage Loans Receivable	524,062	511,413	Jul 26 to Dec-26	5.5%	3.6	575,479	575,479	575,479	0.6	512,919
Total Secured Notes and Bonds Payable	9,822,078	9,728,605		5.5%	2.1					10,098,943
Total/ Weighted Average	$21,583,871	$21,489,535		5.6%	1.1					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $94.7 million of associated accrued interest payable as of March 31, 2023.
(D)All fixed interest rates.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $267.2 million which bear interest at a fixed rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)Includes $218.1 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $3.1 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.7 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)$1.2 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 3.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $257.6 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2023, Rithm Capital has margin exposure on $11.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$227,596	$4,791,543	$2,679,704	$7,431,070	$3,371,315	$299,498	$822,372	$1,733,581	$21,356,679
Secured Financing Agreements
Borrowings	—	—	—	12,240,027	7,415,913	—	—	646,507	20,302,447
Repayments	—	—	—	(11,327,261)	(7,745,152)	—	(4,677)	(723,320)	(19,800,410)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,158	—	—	—	1,158
Secured Notes and Bonds Payable
Borrowings	—	667,185	636,611	—	—	—	—	—	1,303,796
Repayments	(9,507)	(698,816)	(797,233)	—	(116,730)	(20,108)	(35,140)	—	(1,677,534)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—	—	—
Unrealized gain on notes, fair value	—	—	—	—	(3,258)	7,263	—	(1,507)	2,498
Capitalized deferred financing costs, net of amortization	—	578	487	—	—	—	(164)	—	901
Balance at March 31, 2023	$218,089	$4,760,490	$2,519,569	$8,343,836	$2,923,246	$286,653	$782,391	$1,655,261	$21,489,535
(A)Rithm Capital net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of March 31, 2023 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2023	$1,315,513	$10,890,358	$12,205,871
2024	1,938,260	3,088,584	5,026,844
2025	—	1,947,623	1,947,623
2026	—	1,633,630	1,633,630
2027	729,239	280,000	1,009,239
2028 and thereafter	310,664	—	310,664
	$4,293,676	$17,840,195	$22,133,871
(A)Includes secured notes and bonds payable of $4.3 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $11.8 billion and $6.0 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $7.7 billion collateralized by Agency RMBS.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of March 31, 2023:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,810,993	$2,019,391	$2,791,602
Loan originations	8,350,090	1,398,567	6,951,523

Secured Notes and Bonds Payable
Excess MSRs	286,380	218,089	68,291
MSRs	6,864,109	4,768,188	2,095,921
Servicer advances	3,569,481	2,523,186	1,046,295
Residential mortgage loans	290,714	189,364	101,350
	$24,171,767	$11,116,785	$13,054,982
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, the Company expects the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, the Company does not anticipate this change will have a significant effect on the terms and conditions, ability to access credit, or on its financial condition. Rithm Capital was in compliance with all of its debt covenants as of March 31, 2023.

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

The 2025 Senior Notes mature on October 15, 2025 and the Company may redeem some or all of the 2025 Senior Notes at the Company’s option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2023	101.563%
2024 and thereafter	100.000%

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended March 31, 2023, the Company recognized interest expense of $8.5 million. At March 31, 2023, the unamortized debt issuance costs was approximately $4.5 million.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the debt agreement) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2023, the Company was in compliance with all covenants.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2023 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$65,506,301	$299,303	$—	$—	$299,303	$299,303
MSRs and MSR financing receivables(A)	535,865,895	8,886,209	—	—	8,886,209	8,886,209
Servicer advance investments	339,309	389,905	—	—	389,905	389,905
Real estate and other securities	25,589,381	8,987,572	—	8,041,518	946,054	8,987,572
Residential mortgage loans, held-for-sale	113,108	97,511	—	—	97,611	97,611
Residential mortgage loans, held-for-sale, at fair value	2,803,432	2,743,809	—	2,488,389	255,420	2,743,809
Residential mortgage loans, held-for-investment, at fair value	498,602	426,259	—	—	426,259	426,259
Residential mortgage loans subject to repurchase	1,189,907	1,189,907	—	1,189,907	—	1,189,907
Consumer loans	310,877	340,525	—	—	340,525	340,525
Mortgage loans receivable(B)	1,946,422	1,946,422	—	349,499	1,596,923	1,946,422
Notes receivable	66,305	—	—	—	—	—
Loans receivable	32,105	32,105	—	—	32,105	32,105
Cash, cash equivalents and restricted cash	1,800,346	1,800,346	1,800,346	—	—	1,800,346
Other assets(C)	N/A	21,377	—	—	21,377	21,377
Derivative assets	26,844,923	43,904	—	7,797	36,107	43,904
		$27,205,154	$1,800,346	$12,077,110	$13,327,798	$27,205,254
Liabilities
Secured financing agreements	$11,761,793	$11,760,930	$—	$11,760,930	$—	$11,760,930
Secured notes and bonds payable(D)	9,822,078	9,728,605	—	—	9,656,481	9,656,481
Unsecured senior notes, net of issuance costs	545,490	545,490	—	—	491,662	491,662
Residential mortgage loan repurchase liability	1,189,907	1,189,907	—	1,189,907	—	1,189,907
Derivative liabilities	183,040	46,954	—	45,873	1,081	46,954
		$23,271,886	$—	$12,996,710	$10,149,224	$23,145,934
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of March 31, 2023, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $47.4 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project that is accounted for at fair value on a recurring basis based on the NAV of Rithm Capital’s investment. The investment had a fair value of $23.1 million as of March 31, 2023.
(D)Includes SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $598.1 million as of March 31, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3									Total
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$950,860	$8,786	$713,896	$363,756	$94,401	$1,714,053	$13,455,778
Transfers
Transfers from Level 3	—	—	—	—	—	(80,896)	—	—	(90,020)	(170,916)
Transfers to Level 3	—	—	—	—	—	19,404	—	—	—	19,404
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	146	—	—	—	—	—	146
Change in fair value of excess MSRs(D)	(9,818)	—	—	—	—	—	—	—	—	(9,818)
Change in fair value of excess MSRs, equity method investees(D)	(1,414)	—	—	—	—	—	—	—	—	(1,414)
Servicing revenue, net(E)
Included in servicing revenue(E)	—	(142,304)	—	—	—	—	—	—	—	(142,304)
Change in fair value of:
Servicer advance investments	—	—	(735)	—	—	—	—	—	—	(735)
Residential mortgage loans	—	—	—	—	—	12,534		—	—	12,534
Consumer loans	—	—	—	—	—	—	(5,991)	—	—	(5,991)
Gain (loss) on settlement of investments, net	172	—	—	—	—	—	—	—	—	172
Other income (loss), net(D)	(104)	—	—	13,218	26,240	39,738	—	231	—	79,323
Gains (losses) included in OCI(F)	—	—	—	2,988	—	—	—	—	—	2,988
Interest income	3,431	—	4,630	9,138	—	—	2,546	2,134	—	21,879
Purchases, sales and repayments
Purchases, net(G)	—	—	232,446	2,400	—	9,695	6,831	—	—	251,372
Proceeds from sales	(703)	(1,403)		—	—	(34,995)	—	—	—	(37,101)
Proceeds from repayments	(14,064)	—	(245,256)	(32,696)	—	(25,984)	(26,617)	(64,661)	(456,747)	(866,025)
Originations and other	—	140,513	—	—	—	28,287	—	—	429,637	598,437
Balance at March 31, 2023	$299,303	$8,886,209	$389,905	$946,054	$35,026	$681,679	$340,525	$32,105	$1,596,923	$13,207,729
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts include Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions are shown net.
(D)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued
Balance at December 31, 2022	$319,486
Transfers
Gains (losses) included in net income
Other income(A)	4,005
Purchases, sales and repayments
Proceeds from sales	—
Payments	(36,838)
Other	—
Balance at March 31, 2023	$286,653
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

Excess MSRs, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of March 31, 2023:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	3.0% – 12.3% (7.2%)	0.2% – 6.1% (3.2%)	0.0% – 91.8% (56.0%)	6 – 31 (19)	11 – 29 (21)

Excess MSRs Held through Investees	8.7% – 11.3% (9.6%)	1.9% – 4.2% (2.8%)	45.3% – 64.3% (59.0%)	15 – 26 (22)	15 – 22 (19)

MSRs and MSR Financing Receivables(G)
Agency	0.2% – 99.1% (7.8%)	0.1% – 66.7% (1.9%)	—(H)	7 – 104 (30)	0 – 40 (23)
Non-Agency	0.7% – 84.1% (15.1%)	1.0% – 75.0% (22.0%)	—(H)	1 – 216 (46)	0 – 57 (24)
Ginnie Mae	0.4% – 82.5% (10.3%)	0.2% – 75.0% (7.2%)	—(H)	18 – 144 (41)	0 – 35 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.2% – 99.1% (9.0%)	0.1% – 75.0% (4.9%)	—(H)	1 – 216 (34)	0 – 57 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (bps). A weighted average cost of subservicing of $6.85 – $7.06 ($6.92) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.28 – $9.53 ($9.07) per loan per month was used to value the Non-Agency MSRs, including MSR financing receivables. A weighted average cost of subservicing of $8.24 – $8.58 ($8.24) per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(G)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(H)Recapture is not considered a significant input for MSRs and MSR financing receivables.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be LIBOR plus 2.1%.

As of March 31, 2023, a weighted average discount rate of 8.3% (range of 8.0% – 8.5%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of March 31, 2023, a weighted average discount rate of 8.4% (range of 7.6% – 10.8%) was used to value Rithm Capital’s MSRs and MSR financing receivables.

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2023	1.3% – 2.2% (2.2%)	3.4% – 4.6% (4.6%)	3.4% – 19.7% (19.3%)	18.0 – 19.8 (19.8)	bps	5.7% – 6.2% (5.7%)	21.8 – 21.9 (21.9)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 6.2 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of March 31, 2023, securities valuation methodology and results are further detailed as follows:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$8,041,143	$7,878,353	$8,041,518	$—	$8,041,518	2
Non-Agency RMBS(C)	17,548,238	926,335	946,040	14	946,054	3
Total	$25,589,381	$8,804,688	$8,987,558	$14	$8,987,572
(A)Rithm Capital generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold Rithm Capital the security) for Non-Agency RMBS. Rithm Capital evaluates quotes received, determines one as being most representative of fair value and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

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

For 55.5% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$525,004	5.0% – 15.0% (6.8%)	0.0% – 100.0% (6.6%)	0.0% – 20.0% (0.2%)	0.0% – 74.0% (7.9%)
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

Residential Mortgage Loans Valuation

Rithm Capital, through its Mortgage Company, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. The Mortgage Company also originates non-qualified mortgage loans that it intends to sell to private investors. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans held-for-sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes or historical sale transactions for similar loans.

Residential mortgage loans held-for-sale, at fair value also includes nonconforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing model is based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$54,252	7.4% – 10.1% (8.4%)	3.6% – 8.0% (5.9%)	2.8% – 3.7% (3.3%)	19.7% – 31.2% (25.5%)
Originated loans	168,041	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$222,293

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired	$19,247	10.7% – 10.7% (10.7%)	18.1%– 25.7% 20.5%)	2.4 – 4.0 (2.9)	201.1%% – 241.3% (214.1%)
Originated	13,880	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$33,127

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$426,259	8.8% – 10.7% (9.1%)	2.9% – 8.0% (6.5%)	3.5% – 12.7% (5.9%)	19.7% – 52.2% (36.7%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Consumer loans, held-for-investment, at fair value	$340,525	8.3% – 9.3% (8.6%)	7.4% – 32.8% (27.8%)	0.0% – 7.2% (4.2%)	59.4% – 59.4% (59.4%)

Mortgage Loans Receivable Valuation

The estimated fair value approximates carrying value as most loans are variable-rate that reprice frequently and with minimal credit risk and severity risk. Rithm Capital classifies mortgage loans receivable as Level 3 in the fair value hierarchy.

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option (“FVO”) for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in Mortgage Loans Receivable, at Fair Value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in Other Income (Loss), Net in the Company’s Consolidated Statements of Operations. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$35,026	0.0% – 100.0% (80.3%)	0.5 – 336.8 (205.6)

Asset-Backed Securities Issued

Rithm Capital was deemed to be the primary beneficiary of the SCFT 2020-A securitization, and therefore, Rithm Capital’s Consolidated Balance Sheets include the asset-backed securities issued by the SCFT 2020-A trust. Rithm Capital elected the fair value option for these financial instruments and the asset-backed securities issued were valued consistently with Rithm Capital’s Non-Agency RMBS described above.

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$286,653	5.2% – 5.2% (5.2%)	20.7% – 20.7% (20.7%)	4.4% – 4.4% (4.4%)	94.7% – 94.7% (94.7%)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale, SFR properties and foreclosed real estate accounted for as REO, Rithm Capital applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, operating lease ROU assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

At March 31, 2023, assets measured at fair value on a nonrecurring basis were $100.1 million. The $100.1 million of assets include approximately $88.9 million of residential mortgage loans held-for-sale and $11.2 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2023:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$70,897	5.3% – 10.1% (8.5%)	4.5 – 8.0 (5.0)	3.6% – 8.0% (7.4%)	2.8% – 4.1% (3.5%)	19.7% – 31.2% (21.3%)
Non-performing loans	17,967	10.7% – 10.7% (10.7%)	2.4 – 4.0 (3.1)	2.8% – 2.9% (2.8%)	12.7% – 26.4% (20.5%)	33.8% – 46.7% (41.1%)
Total/weighted average	$88,864	9.0%	4.6	6.5%	6.9%	25.3%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 21%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the three months ended March 31, 2023 consisted of a reversal of valuation allowance of $0.9 million for residential mortgage loans and a reversal of valuation allowance of $0.7 million for REO.

20. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with special purpose entities (“SPEs”), which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company evaluates its interests in each SPE for classification as a variable interest entity (“VIE”).

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

To assess whether Rithm Capital has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, Rithm Capital considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying (i) the activities that most significantly impact the VIE’s economic performance and (ii) which party, if any, has power over those activities. To assess whether Rithm Capital has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, Rithm Capital considers all of its economic interests and applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. When an SPE meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company includes the SPE in its consolidated financial statements.

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

Consolidated VIEs

Servicer Advances

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owned approximately 89.3% of Advance Purchaser as of March 31, 2023 and is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 6 for details.

Shelter Joint Ventures

A wholly-owned subsidiary of Newrez, Shelter Mortgage Company LLC (“Shelter”), is a mortgage originator specializing in retail originations. Shelter operates its business through a series of joint ventures (“Shelter JVs”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

Residential Mortgage Loans

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day LIBOR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full or (iii) a repurchase triggering event. The Company determined it is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Caliber Mortgage Participant I, LLC was formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Caliber’s residential mortgage loans held for sale (“MLHFS PC”). The Caliber Mortgage Participant I, LLC transfers the MLHFS PC in exchange for cash. Caliber is the primary beneficiary of the VIE and therefore, consolidates the SPE. The transferred MLHFS PC is classified on the Consolidated Balance Sheets as Residential Mortgage Loans, Held-for-Sale and the related warehouse credit facility liabilities as part of Secured Financing Agreements. Caliber retains the risks and benefits associated with the assets transferred to the SPEs.

Caliber remains the servicer of the underlying residential mortgage loans and has the power to direct the SPE’s activities. Holders of the term notes issued by the Trust can look only to the assets of the Trust for satisfaction of the debt and have no recourse against Caliber.

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of March 31, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months , with an aggregate UPB of approximately $349.5 million and an aggregate principal limit of approximately $473.7 million as of March 31, 2023. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly-owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Shelter Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Mortgage Loans Receivable	Total
March 31, 2023
Assets
Servicer advance investments, at fair value	$379,103	$—	$—	$—	$—	$379,103
Residential mortgage loans, held-for-sale, at fair value	—	—	588,963	—	—	588,963
Consumer loans	—	—	—	340,525	—	340,525
Mortgage loans receivable	—	—	—	—	349,498	349,498
Cash and cash equivalents	18,325	27,364	12,560	—	—	58,249
Restricted cash	8,059	—	84,321	6,554	11,154	110,088
Other assets	—	559	—	4,806	—	5,365
Total Assets	405,487	27,923	685,844	351,885	360,652	1,831,791
Liabilities
Secured financing agreements(A)	—	—	649,164	—	—	649,164
Secured notes and bonds payable(A)	297,126	—	4,007	286,653	311,413	899,199
Accrued expenses and other liabilities	2,560	3,710	907	1,265	1,792	10,234
Total Liabilities	$299,686	$3,710	$654,078	$287,918	$313,205	$1,558,597

December 31, 2022
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	844,000
Mortgage loans receivable	—	—	—	—	349,975	349,975
Consumer loans	—	—	—	363,756	—	363,756
Cash and cash equivalents	34,084	28,404	23,473	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	31,000
Other assets	9	1,026	165,975	5,253	(238)	172,025
Total Assets	429,201	29,430	1,063,694	375,661	359,105	2,257,091
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	312,918	1,694,468
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	349	33,108
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,267	$1,778,901
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s unconsolidated bonds retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are grouped and presented as part of Real Estate and Other Securities on the Consolidated Balance Sheets:

	As of and for the Three Months Ended March 31,
	2023	2022
Residential mortgage loan UPB and other collateral	$11,437,660	$11,741,509
Weighted average delinquency(A)	4.7%	4.0%
Net credit losses	$142,647	$133,727
Face amount of debt held by third parties(B)	$10,466,997	$10,831,148

Carrying value of bonds retained by Rithm Capital(C)(D)	$924,926	$956,977
Cash flows received by Rithm Capital on these bonds	$38,006	$64,085
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

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s servicer advance investments (Note 6), the Shelter JVs (Note 8) and Consumer loans (Note 9).

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	March 31, 2023			December 31, 2022
	Advance Purchaser(A)	Shelter Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Shelter Joint Ventures	Consumer Loan Companies
Total consolidated equity	$105,810	$24,213	$79,455	$114,180	$25,124	$91,263
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$11,304	$11,986	$37,047	$12,193	$12,437	$42,437

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended March 31,
	2023			2022
	Advance Purchaser(A)	Shelter Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Shelter Joint Ventures	Consumer Loan Companies
Net income (loss)	$(1,370)	$(85)	$(2,391)	$2,135	$823	$10,698
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiary	$(146)	$(42)	$(1,112)	$228	$407	$4,974
(A)Rithm Capital owned 89.3% of Advance Purchaser as of March 31, 2023 and 2022.

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

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2023 under the ATM Program.

In December 2022, Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. The share repurchase programs may be suspended or discontinued at any time. During the three months ended March 31, 2023, the Company did not repurchase any shares of its common stock or preferred stock.

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On March 17, 2023, Rithm Capital’s board of directors declared first quarter 2023 preferred dividends of $0.47 per share of Preferred Series A, $0.45 per share of Preferred Series B, $0.40 per share of Preferred Series C and $0.44 per share of Preferred Series D, or $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 21, 2022	April 2022	$0.25	$116.7
June 17, 2022	August 2022	0.25	116.7
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.9

Common Stock Purchase Warrants

During the second quarter of 2020, the Company issued warrants (the “2020 Warrants”) in conjunction with the issuance of a term loan, which was fully repaid in the third quarter of 2020, that provided the holders the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants were

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

exercisable in cash or on a cashless basis and were set to expire on May 19, 2023 and were exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

On February 21, 2023, warrant holders exercised all remaining and outstanding warrants to purchase up to approximately 25.6 million shares of the Company’s common stock. The warrants were exercised on a cashless basis, using the market price of the Company’s common stock on February 17, 2023, which was the last trading day preceding the date of exercise of the warrants, resulting in the issuance of approximately 9.3 million shares of the Company’s common stock on February 23, 2023.

The table below summarizes the 2020 Warrants at March 31, 2023:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
December 31, 2022	22.4	25.6	$6.1
Granted	—	—	—
Exercised	(22.4)	(25.6)	6.1
Expired	—	—	—
March 31, 2023	—	—
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.

Option Plan

As of March 31, 2023, outstanding options were as follows:

Held by Former Manager	21,471,990
Issued to the independent directors	5,000
Total	21,476,990

The following table summarizes outstanding options as of March 31, 2023. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended March 31, 2023 was $8.00 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2023	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2023 (millions)
Directors	Various	5,000	5,000	$12.83	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	5,091,095	9.34	—
Outstanding		21,476,990	19,517,750
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activity in outstanding options:

	Number of Options	Weighted Average Exercise Price
December 31, 2022	21,476,990	$—
Granted	—	—
Exercised	—	—
Expired	—	—
March 31, 2023	21,476,990	See table above

Stock-Based Compensation

Rithm Capital’s Nonqualified Stock Option and Incentive Award Plan became effective on May 15, 2013, and was amended and restated as of November 4, 2014 and as of February 16, 2023 (the “Plan”). The Company may grant stock-based compensation to its officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the Plan include time-based and performance-based restricted stock unit awards (“RSU” and “PSU” awards, respectively), and restricted stock awards (“RSA”), and may include other forms of equity-based compensation. RSU and PSU awards are an agreement to issue an equivalent number of shares of the Company’s common stock, plus any equivalent shares for dividends declared on the Company’s common stock, at the time the award vests. RSU awards vest over a specified service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair value. The Company values RSU awards based on the fair value of its common stock on the date of grant. Compensation expense is recognized on a straight-line basis over each award’s respective service period. For PSU awards, the Company estimates the probability that the performance criteria will be achieved and recognizes expense only for those awards expected to vest. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in which they occur.

Shares underlying RSU and PSU awards are issued when the awards vest. Statutory tax withholding obligations may be covered via (i) election of a cash payment, (ii) net settlement of the applicable shares of stock underlying the RSUs or PSUs, (iii) a broker assisted sale process or (iv) any such other method approved by Rithm Capital. If applicable, the fair value of shares withheld for tax withholdings is recorded as a reduction to additional paid-in capital.

During the three months ended March 31, 2023, the Company granted RSU awards to employees with a grant date fair value of $11.6 million, which vest ratably over a three-year period. The Company also granted PSU awards to employees which vest at the end of a three-year period provided that specified performance criteria are met. The fair value of the PSU awards granted during the three months ended March 31, 2023 as of the grant date was $11.6 million, assuming the target levels of performance are achieved.

The table below summarizes the Company’s awards granted, forfeited or vested under the Plan during the three months ended March 31, 2023:

	Number of Shares				Grant Date Price
	RSAs (B)	RSUs	PSUs	Total	RSAs	RSUs	PSUs
Unvested Shares at December 31, 2022	578,034	—	—	578,034	$8.65	$—	$—
Granted	—	1,215,329	1,215,329	2,430,658	—	9.52	9.52
Unvested Shares at March 31, 2023(A)	578,034	1,215,329	1,215,329	3,008,692
(A)Number of PSUs assumes target levels of performance are achieved for outstanding unvested PSU awards.
(B)Does not include cash dividends received in relation to unvested RSAs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The fair value of granted awards is determined based on the closing price of the Company’s common stock on the date of grant of the awards. Stock-based compensation is recorded within Compensation and benefits in the Consolidated Statements of Operations. For the three months ending March 31, 2023, total stock-based compensation expenses recorded was $1.4 million. For the three months ending March 31, 2023, there were no performance adjustments for actual performance achieved relative to target, no vested shares and no forfeited shares.

At March 31, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $26.7 million (assuming target levels of performance are achieved), which is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2023	2022
Net income	$89,949	$689,931
Noncontrolling interests in income of consolidated subsidiaries	(1,300)	5,609
Dividends on preferred stock	22,395	22,461
Net income attributable to common stockholders	$68,854	$661,861

Basic weighted average shares of common stock outstanding	478,167,178	466,785,584
Dilutive effect of stock options, restricted stock, common stock purchase warrants, RSUs and PSUs(A)(B)	4,679,733	17,639,482
Diluted weighted average shares of common stock outstanding	482,846,911	484,425,066

Basic earnings per share attributable to common stockholders	$0.14	$1.42
Diluted earnings per share attributable to common stockholders	$0.14	$1.37
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
(B)RSU and PSU awards were included to the extent dilutive and issuable under the relevant performance measures.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of March 31, 2023, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 24 for additional capital commitments entered into subsequent to March 31, 2023, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and the Mortgage Company, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Notes 5 and 6 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2023, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $53.9 million and $1.2 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $204.9 million of unfunded and available revolving credit privileges as of March 31, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $682.4 million of additional advances on existing mortgage loans as of March 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

Non-Recourse Carve-Out, Construction Completion and Carry Guarantees – In connection with an investment in a commercial real estate development project, Rithm Capital provided certain limited guarantees to the senior lender on the project related to non-recourse carve outs, completion and carry costs of the project. The actual amount that could be called under the guarantees is subject to significant uncertainty.

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At March 31, 2023, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

23.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2023	2022
Current:
Federal	$17	$1,199
State and local	22	267
Total current income tax expense (benefit)	39	1,466
Deferred:
Federal	(14,168)	169,236
State and local	(2,677)	32,087
Total deferred income tax expense	(16,845)	201,323
Total income tax expense (benefit)	$(16,806)	$202,789

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2023. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including servicing, origination and MSR related investments, through taxable REIT subsidiaries (“TRSs”) that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 for further details.

As of March 31, 2023, Rithm Capital recorded a net deferred tax liability of $695.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities.

24.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2023 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Rithm Capital. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto, and with Part II, Item 1A, “Risk Factors” of this Report and Item IA, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

COMPANY OVERVIEW

Rithm Capital is a manager of assets and investments focused on investing in, and actively managing, investments related to the real estate and the financial services sectors. We are structured as a REIT for U.S. federal income tax purposes. We seek to generate long-term value for our investors by using our investment expertise to identify, create and invest primarily in real estate and financial services related assets, including operating companies, that offer attractive risk-adjusted returns. Our investment strategy includes opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services to customers, servicers and other parties through the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. For more information about our investment guidelines, see “Item 1. Business — Investment Guidelines” of our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, we had approximately $31.8 billion in total assets and approximately 5,400 employees, including those individuals employed by our operating entities.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total equity	$6,954,543	$7,010,068	$7,061,626	$7,062,998	$7,184,712
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,258,667	1,258,667	1,258,667
Less: Noncontrolling interests of consolidated subsidiaries	60,337	67,067	71,055	69,171	62,078
Total equity attributable to common stock	$5,636,952	$5,685,747	$5,731,904	$5,735,160	$5,863,967

Common stock outstanding	483,017,747	473,715,100	473,715,100	466,856,753	466,786,526

Book value per common share	$11.67	$12.00	$12.10	$12.28	$12.56

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

Economic data and indicators regarding the overall financial health and condition of the U.S. for the first quarter of 2023 were mixed. Economic growth slowed with the preliminary U.S. real gross domestic product (“GDP”) increasing at an annual rate of 1.1% in the first quarter of 2023 as compared to the increase of 2.6% in the fourth quarter of 2022. Labor market conditions continued to remain tight as employment remained steady during the first quarter of 2023 and the total unemployment rate remained at a near 50-year low. In addition, various factors such as the lingering effect of fiscal stimulus, the war in Ukraine and decreased energy prices have led to a stable yet still high inflation rate. In response to the continued high inflation rate, the Federal Reserve has continued to increase rates. With respect to the housing market, the environment remains steady as compared to the fourth quarter of 2022, with mortgage rates stabilizing and the annual rate of increase in home prices slowing.

Banking Institutions

In March 2023, Silicon Valley Bank and Signature Bank were taken over by the Federal Deposit Insurance Corporation (“FDIC”). This caused uncertainty for businesses that used these banks and resulted in significant general market disruption. Further, it raised concerns about the stability of the banking system in the United States, particularly relating to regional banks. In May 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation and sold by the FDIC to JPMorgan Chase. This further instability in the banking sector caused additional uncertainty and general market disruption. If the regulatory capital requirements imposed on banking institutions change as a result of the recent banking sector instability, our lenders may be required to significantly increase the cost and eligibility requirements of the financing that they provide to us.

Inflation

Over the last quarter, the inflation rate showed signs of moderation. While still relatively high, the inflation rate increase appears to have subsided largely due to the recent decline in energy prices. In February 2023, the Federal Reserve increased the target for the federal funds rate by 25 basis points and indicated that at least one additional rate increase is likely in the future. Rising interest rates could result in increased interest expense on our outstanding variable rate debt and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment or economic downturn, loan and collateral defaults could increase and result in credit losses that could adversely affect our liquidity and operating results.

Labor Markets

The unemployment rate remains near 50-year lows. As of March 31, 2023, the unemployment rate remained steady as compared to prior periods, at 3.5%. Labor market tightness has drawn more people into the workforce, resulting in an increased labor force participation rate. Further, the annual wage growth has slowed as compared to the increases seen in prior years.

Housing Market

The housing market remained relatively stalled during the first quarter of 2023. Home buyers are facing a mixed reality in today’s housing market. While housing prices continue to make home ownership a financial stretch for potential home buyers and the inventory of homes for sale remain low, there have been recent improvements in home affordability as the market has seen a slow-down in the annual rate of increase in home prices in response to the increase in interest rates. At the same time, mortgage rates have started to stabilize, showing a small change in 30-year fixed mortgage rates from 6.4% in the fourth quarter of 2022 to 6.3% in the first quarter of 2023 following a year of increases. Moreover, homeowners appear reluctant to change residence and give up the low interest rates obtained when they bought or refinanced their residence. Additionally, the single-family delinquency rate continued to decrease, while the multifamily delinquency rate has remained relatively steady.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted by the rise in interest rates, decline in GDP growth rate and gradual slowdown of the economy.

The following table summarizes the U.S. gross domestic product estimates annualized rate according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	March 31, 2023(A)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Real GDP	1.1%	2.6%	3.2%	(0.6)%	(1.6)%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Unemployment rate	3.5%	3.5%	3.5%	3.6%	3.6%

The following table summarizes the 10-year U.S. Treasury rate and the 30-year fixed mortgage rate:

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
10-year U.S. Treasury rate	3.5%	3.9%	3.8%	3.0%	2.3%
30-year fixed mortgage rate	6.3%	6.4%	6.7%	5.7%	4.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2023; however, uncertainty related to market volatility, banking sector instability and inflationary pressures makes any estimates and assumptions as of March 31, 2023 inherently less certain than they would be absent the current economic environment and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures, and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

LIBOR is used extensively in the U.S. and globally as a “benchmark” or “reference rate” for various commercial and financial contracts, including corporate and municipal bonds and loans, floating rate mortgages, asset-backed securities, consumer loans and interest rate swaps and other derivatives. It had been expected that a number of private-sector banks currently reporting information used to set LIBOR would stop doing so after 2021 when their current reporting commitment ends, which would either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intends to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6- and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the SOFR as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities and is based on directly observable U.S. Treasury-backed repurchase transactions. However, some market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles. For example, the mortgage and derivatives markets have adopted the daily compounded and paid in arrears SOFR convention. In contrast, GSEs, such as Fannie Mae and Freddie Mac, have begun issuing adjustable rate mortgages and mortgage-backed securities indexed to the 30-, 90- and 180-day Average SOFR rates published by the Federal Reserve Bank of New York as well as term SOFR rates in the future.

We have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure and adding alternative language to contracts, where necessary. Certain contracts, such as interest rate swaps, have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments. We do not currently intend to amend our 7.50% Series A, 7.125% Series B, or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

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

OUR PORTFOLIO

Our portfolio, as of March 31, 2023, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
March 31, 2023
Investments	$1,420,850	$7,273,627	$1,985,193	$10,679,670	$8,987,572	$2,443,105	$340,525	$1,946,422	$—	$24,397,294
Cash and cash equivalents	262,712	432,850	326,860	1,022,422	352,280	570	1,219	37,512	20,694	1,434,697
Restricted cash	96,823	145,268	72,192	314,283	4,427	6,923	16,759	23,257	—	365,649
Other assets	163,392	2,297,604	2,640,824	5,101,820	93,298	79,537	25,790	117,598	117,769	5,535,812
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$1,955,613	$10,161,889	$5,030,161	$17,147,663	$9,437,577	$2,530,135	$384,293	$2,180,520	$138,463	$31,818,651
Debt	$1,403,564	$4,820,673	$2,954,585	$9,178,822	$8,343,730	$2,025,068	$286,653	$1,655,262	$545,490	$22,035,025
Other liabilities	209,659	2,077,965	40,124	2,327,748	54,436	262,554	1,255	17,748	165,342	2,829,083
Total liabilities	1,613,223	6,898,638	2,994,709	11,506,570	8,398,166	2,287,622	287,908	1,673,010	710,832	24,864,108
Total equity	342,390	3,263,251	2,035,452	5,641,093	1,039,411	242,513	96,385	507,510	(572,369)	6,954,543
Noncontrolling interests in equity of consolidated subsidiaries	11,986	—	11,304	23,290	—	—	37,047	—	—	60,337
Total Rithm Capital stockholders’ equity	$330,404	$3,263,251	$2,024,148	$5,617,803	$1,039,411	$242,513	$59,338	$507,510	$(572,369)	$6,894,206
Investments in equity method investees	$—	$—	$67,955	$67,955	$—	$—	$—	$—	$—	$67,955

Operating Investments

Origination

Our origination business operates within our Mortgage Company. We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, provide refinance opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the GSEs, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and Non-Agency and non-QM loans, through our SMART Loan Series. Our non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans.

We generate revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with correspondent typically being the lowest and DTC being the highest. We sell conforming loans to the GSEs and Ginnie Mae and securitize Non-QM residential loans. We utilize warehouse financing to fund loans at origination through the sale date.

For the three months ended March 31, 2023, funded loan origination volume was $7.0 billion, down from $7.9 billion in the prior quarter. Gain on sale margin for the three months ended March 31, 2023 was 1.61%, 20 bps lower than the 1.81% for the prior quarter, primarily due to channel mix (refer to the tables below).

Included in our Origination segment are the financial results of two services businesses, eStreet and Avenue 365. eStreet offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2023	% of Total	December 31, 2022	% of Total	QoQ Change
Production by Channel
Direct to Consumer	$445	6%	$606	8%	$(161)
Retail / Joint Venture	1,410	20%	2,245	29%	(835)
Wholesale	1,128	16%	1,344	17%	(216)
Correspondent	3,988	58%	3,666	46%	322
Total Production by Channel	$6,971	100%	$7,861	100%	$(890)

Production by Product
Agency	$3,387	49%	$4,037	51%	$(650)
Government	3,304	47%	3,275	42%	29
Non-QM	134	2%	245	3%	(111)
Non-Agency	73	1%	179	2%	(106)
Other	73	1%	125	2%	(52)
Total Production by Product	$6,971	100%	$7,861	100%	$(890)

% Purchase	84%		85%
% Refinance	16%		15%

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	QoQ Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$112,822	$115,357	$(2,535)

Pull through adjusted lock volume	$7,024,010	$6,364,340	$659,670

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	4.19%	6.06%
Retail / Joint Venture	3.59%	4.43%
Wholesale	1.60%	1.45%
Correspondent	0.63%	0.53%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.61%	1.81%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $68.9 million and $69.9 million for the three months ended March 31, 2023 and December 31, 2022, respectively.
(C)Excludes $3.6 million and $9.4 million of gain on originated residential mortgage loans, held-for-sale, net for the three months ended March 31, 2023 and December 31, 2022, respectively, related to the MSR Related Investments, Servicing and Residential Mortgage Loans segments, as well as intercompany eliminations (Note 8).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased $2.5 million for the three months ended March 31, 2023 compared to the three months ended December 31, 2022, primarily due to lower loan production related to the rise in interest rates during the quarter as noted above. Additionally, purchase originations comprised 84% of all funded loans for the three months ended March 31, 2023 compared to 85% for the three months ended December 31, 2022. The lower percentage of refinance originations comparing to historical was primarily driven by the high 30-year conventional mortgage rate, resulting in a reduction in refinance volume compared to the high number of loans that had been previously refinanced during the preceding historically low interest rate environment.

Servicing

Our servicing business operates through our performing and special servicing divisions (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of March 31, 2023, the performing loan servicing division serviced $392.6 billion UPB of loans and SMS serviced $111.4 billion UPB of loans, for a total servicing portfolio of $504.0 billion UPB, relatively flat compared to December 31, 2022. The slight increase was attributable to loan production partially offset by scheduled and voluntary prepayment loan activity.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). The Mortgage Company subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	March 31, 2023	December 31, 2022	QoQ Change
Performing servicing
MSR-owned assets	$390,706	$391,284	$(578)
Residential whole loans	1,915	1,932	(17)
Third party	3	83	(80)
Total performing servicing	392,624	393,299	(675)

Special servicing
MSR-owned assets	10,708	10,613	95
Residential whole loans	6,649	6,698	(49)
Third party	94,067	92,953	1,114
Total special servicing	111,424	110,264	1,160
Total servicing portfolio	$504,048	$503,563	$485

Agency servicing
MSR-owned assets	$274,783	$276,555	$(1,772)
Third party	9,091	9,286	(195)
Total agency servicing	283,874	285,841	(1,967)

Government-insured servicing
MSR-owned assets	122,646	120,733	1,913
Total government servicing	122,646	120,733	1,913

Non-Agency (private label) servicing
MSR-owned assets	3,985	4,609	(624)
Residential whole loans	8,564	8,630	(66)
Third party	84,979	83,750	1,229
Total Non-Agency (private label) servicing	97,528	96,989	539
Total servicing portfolio	$504,048	$503,563	$485

The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2023	December 31, 2022	QoQ Change
Base servicing fees
MSR-owned assets	$298,959	$287,142	$11,817
Residential whole loans	2,416	2,353	63
Third party	22,363	23,150	(787)
Total base servicing fees	323,738	312,645	11,093

Other fees
Incentive	10,813	10,977	(164)
Ancillary	14,063	12,850	1,213
Boarding	810	2,260	(1,450)
Total other fees(A)	25,686	26,087	(401)

Total Servicing Fees	$349,424	$338,732	$10,692
(A)Includes other fees earned from third parties of $11.6 million and $8.5 million for the three months ended March 31, 2023 and December 31, 2022, respectively.

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

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of March 31, 2023, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 9.1%, 7.8%, 5.6%, 2.3% and 0.3% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR financing receivables). The remaining 74.9% of the underlying UPB of the related mortgages is serviced by our Mortgage Company.

We are generally obligated to fund all future servicer advances related to the underlying pools of residential mortgage loans on our MSRs and MSR financing receivables. Generally, we will advance funds when the borrower fails to meet, including forbearances, contractual payments (e.g. principal, interest, property taxes, insurance). We will also advance funds to maintain and report foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor. Pursuant to our servicing agreements, we are obligated to make certain advances on residential mortgage loans to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed nonrecoverable or advances that were not made in accordance with the related servicing contract.

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

The table below summarizes our MSRs and MSR financing receivables as of March 31, 2023:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$360,605.4	30	bps	$5,996.3
Non-Agency	52,614.3	46		748.7
Ginnie Mae	122,646.2	41		2,141.2
Total/Weighted Average	$535,865.9	34	bps	$8,886.2

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of March 31, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$5,996,278	$360,605,371	1,933,432	755	3.7%	277	54	1.4%	4.6%	4.5%	—%	6.6%
Non-Agency	748,723	52,614,283	475,850	635	4.3%	287	205	9.9%	6.3%	4.3%	2.0%	4.6%
Ginnie Mae	2,141,208	122,646,241	526,946	693	3.5%	326	31	0.6%	4.4%	4.2%	0.1%	9.4%
Total	$8,886,209	$535,865,895	2,936,228	729	3.7%	289	64	2.1%	4.7%	4.4%	0.2%	7.0%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE	0.4%	0.2%	—%	0.1%
Non-Agency	4.3%	6.2%	0.8%	2.4%
Ginnie Mae	1.5%	0.6%	—%	0.5%
Weighted Average	1.0%	0.9%	0.1%	0.4%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)					Excess MSR
Direct Excess MSRs	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$46.8	32	bps	18	bps	32.5% – 100.0%	$231.3
(A)The MSR is a weighted average as of March 31, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

(B)Serviced by Mr. Cooper and SLS, we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 6) on $16.6 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$18.7	33	bps	22	bps	50.0%	66.7%	33.3%	$126.0
(A)The MSR is a weighted average as of March 31, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of March 31, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average(H)	$231,348	$46,813,093	318,974	711	4.4%	245	158	6.4%	6.0%	0.5%	12.6%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	1.8%	2.7%	0.7%	0.3%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(B)Constant prepayment rate represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(C)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(F)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

The following table summarizes the collateral characteristics as of March 31, 2023 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average(G)	$126,045	$18,693,208	33.3%	183,632	722	4.6%	227	118	6.5%	6.3%	0.3%	21.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	1.0%	0.6%	0.1%	0.2%
(A)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score on a monthly basis.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(C)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.

(D)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.
(F)Weighted averages exclude collateral information for which collateral data was not available as of the report date.

Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related
MSR.

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2023
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$384,342	$389,905	$16,569,002	$339,309	2.0%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our servicer advance investments and related financing, as of and for the three months ended March 31, 2023 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Three Months Ended March 31, 2023	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.7%	8.4	$(735)	$304,688	87.7%	85.6%	6.9%	6.4%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

March 31, 2023
Principal and interest advances	$64,567
Escrow advances (taxes and insurance advances)	153,908
Foreclosure advances	120,834
Total	$339,309

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate sectors. As of March 31, 2023, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS

The following table summarizes our Agency RMBS portfolio as of March 31, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
				Gains	Losses
Agency RMBS	$8,041,143	$7,878,353	100.0%	$165,874	$(2,709)	$8,041,518	39	8.0	4.6%	$7,747,387
(A)Carrying value equals fair value.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended March 31, 2023:

Net Interest Spread(A)
Weighted Average Asset Yield	5.13%
Weighted Average Funding Cost	4.95%
Net Interest Spread	0.18%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis). See table above for details on rate resets of the floating rate securities.

We largely employ our Agency RMBS position as a hedge to our MSR portfolio. Our Agency RMBS portfolio was $8.0 billion as of March 31, 2023. We finance our investments in Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. At March 31, 2023 and December 31, 2022, the Company pledged Agency RMBS with a carrying value of approximately $8.0 billion and $7.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of March 31, 2023, 57.4% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,548,238	$926,335	$136,909	$(117,190)	$946,054	$596,343
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2023 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination(A)	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total/weighted average	673	$17,547,324	$925,835	100.0%	$944,998	22.7%	0.2%	5.6	3.0%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total/weighted average	11.1	0.59	5.8%	2.7%	0.7%
(A)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2023.
(C)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $18.6 million and $1.2 million, respectively, for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three-month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended March 31, 2023:

Net Interest Spread(A)
Weighted average asset yield	6.80%
Weighted average funding cost	6.83%
Net interest spread	(0.03)%
(A)The Non-Agency RMBS portfolio consists of 35.3% floating rate securities and 64.7% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month LIBOR. At March 31, 2023 and December 31, 2022, the Company pledged Non-Agency RMBS with a carrying value of approximately $923.7 million and $946.2 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts (including securitizations we have issued) whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to servicer (if applicable) at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $76.0 billion. For the three months ended March 31, 2023, Rithm Capital executed no calls.

We continue to evaluate the call rights we acquired from each of our servicers, and our ability to exercise such rights and realize the benefits therefrom are subject to a number of risks. See “Risk Factors—Risks Related to Our Business—Our ability to exercise our cleanup call rights may be limited or delayed if a third party contests our ability to exercise our cleanup call rights, if the related securitization trustee refuses to permit the exercise of such rights, or if a related party is subject to bankruptcy proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The actual UPB of the residential mortgage loans on which we can successfully exercise call rights and realize the benefits therefrom may differ materially from our initial assumptions.

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

As of March 31, 2023, we had approximately $3.4 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $2.3 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, through loan origination, as well as through the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2023 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value(B)	$498,602	$426,259	9,278	9.1%	4.4

Acquired performing loans(C)	81,396	70,897	2,204	8.5%	5.0
Acquired non-performing loans(D)	31,712	26,614	403	9.1%	3.2
Total residential mortgage loans, held-for-sale, at lower of cost or market	$113,108	$97,511	2,607	8.7%	4.5

Acquired performing loans(C)(E)	$983,700	$945,582	4,188	5.8%	15.1
Acquired non-performing loans(D)(E)	263,732	244,752	1,403	4.6%	26.9
Originated loans	1,556,000	1,553,475	5,353	6.1%	29.2
Total residential mortgage loans, held-for-sale, at fair value	$2,803,432	$2,743,809	10,944	5.9%	24.0
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
(D)As of March 31, 2023, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (E) below.
(E)Includes $433.2 million and $240.3 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month LIBOR or SOFR. At March 31, 2023 and December 31, 2022, the Company pledged residential mortgage loans with a carrying value of approximately $2.7 billion and $3.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including those held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of March 31, 2023 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Years)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
Consumer loans	$310,877	52,059	18.1%	13.9%	219	3.3	1.6%	19.9%	4.2%
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

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single family homes. As of March 31, 2023, our SFR portfolio consisted of approximately 3,731 properties with an aggregate carrying value of $969.0 million, unchanged from year-end

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowners’ association (“HOA”) fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

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

The following table summarizes certain key SFR property metrics as of March 31, 2023 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	96	2.6%	$18,085	1.9%	$188	90.6%	$1,491	1,578
Arizona	154	4.1%	60,499	6.2%	393	91.5%	1,993	1,543
Florida	843	22.6%	226,621	23.4%	269	93.3%	1,878	1,448
Georgia	757	20.3%	179,637	18.5%	237	90.2%	1,807	1,769
Indiana	120	3.2%	26,337	2.7%	219	95.0%	1,603	1,625
Mississippi	127	3.4%	22,606	2.3%	178	96.0%	1,596	1,652
Missouri	362	9.7%	71,659	7.4%	198	80.6%	1,546	1,468
Nevada	109	2.9%	35,997	3.7%	330	94.5%	1,837	1,456
North Carolina	445	11.9%	129,492	13.4%	291	91.4%	1,747	1,542
Oklahoma	57	1.5%	12,950	1.3%	227	89.5%	1,520	1,627
Tennessee	88	2.4%	29,280	3.0%	333	95.5%	1,947	1,500
Texas	571	15.3%	155,310	16.0%	272	94.4%	1,905	1,811
Other U.S.	2	0.1%	514	0.2%	257	50.0%	1,739	1,585
Total/Weighted Average	3,731	100.0%	$968,987	100.0%	$260	91.2%	$1,791	1,606

We primarily rely on the use of credit facilities, term loans and mortgage-backed securitizations to finance purchases of SFR properties. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our SFR properties.

Mortgage Loans Receivable

Through our wholly-owned subsidiary Genesis, we specialize in originating and managing a portfolio of primarily short-term mortgage loans to fund single-family and multi-family real estate developers with construction, renovation and bridge loans.

Construction — Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of such properties.

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 3.9% to 11.3%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2023, the average commitment size of our loans was $2.0 million million and the weighted average remaining term to contractual maturity of our loans was 8.7 months.

We typically receive loan origination fees, or “points” of up to 2.3% of the total commitment at origination which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

As of March 31, 2023, we have loans in 30 states with the plurality of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the three months ended March 31, 2023 (dollars in thousands):

Loans originated	$371,333
Loans repaid(A)	$547,243
Number of loans originated	276
Unpaid principal balance	$1,946,422
Total commitment	$2,628,795
Average total commitment	$2,030
Weighted average contractual interest(B)	10.5%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of March 31, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	515	39.7%	$1,549,463	59.0%	76.8% / 65.5%
Bridge	546	42.2%	820,896	31.2%	73.0%
Renovation	234	18.1%	258,436	9.8%	77.8% / 65.3%
Total	1,295	100.0%	$2,628,795	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of March 31, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	588	45.4%	$1,442,462	54.9%
Washington	123	9.5%	254,024	9.7%
Colorado	72	5.6%	188,225	7.2%
New York	34	2.6%	148,430	5.6%
Arizona	119	9.2%	144,242	5.5%
Florida	73	5.6%	110,459	4.2%
North Carolina	45	3.5%	65,233	2.5%
Texas	37	2.9%	51,481	2.0%
New Jersey	34	2.6%	41,923	1.6%
Washington D.C.	10	0.8%	33,032	1.3%
Other U.S.	160	12.3%	149,284	5.5%
Total	1,295	100.0%	$2,628,795	100.0%
TAXES

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT we generally pay no federal or state and local income tax on assets that qualify under the REIT requirements if we distribute out at least 90% of the current taxable income generated from these assets.

We hold certain assets, including servicer advance investments and MSRs, in TRSs that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program, servicing, origination and services businesses through TRSs.

At March 31, 2023, we recorded a net deferred tax liability of $695.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans and swaps held within taxable entities.

For the three months ended March 31, 2023, we recognized deferred tax benefit of $16.8 million, primarily reflecting deferred tax benefit generated from changes in the fair value of MSRs, loans and swaps held within taxable entities, offset partially by income in our servicing and origination business segments.

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

Our critical accounting policies as of March 31, 2023, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The mortgage and financial sectors are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of March 31, 2023; however, uncertainty over the current macroeconomic conditions, and the impact that the war in Ukraine will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2023 inherently less certain than they would be absent the current economic environment and the ongoing war in Ukraine. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and the war in Ukraine and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost and gain on sale of loans less cost to originate. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, mortgage loans receivable, or the non-Agency RMBS held in our investment portfolio.

During the three months ended March 31, 2023, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2023 compared to the three months ended December 31, 2022. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended
	March 31, 2023	December 31, 2022	QoQ Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,839	$452,923	$16,916
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691) and $(108,914), respectively)	(142,304)	(162,028)	19,724
Servicing revenue, net	327,535	290,895	36,640
Interest income	346,614	365,541	(18,927)
Gain on originated residential mortgage loans, held-for-sale, net	109,268	105,966	3,302
	783,417	762,402	21,015
Expenses
Interest expense and warehouse line fees	309,068	283,250	25,818
General and administrative	167,155	189,295	(22,140)
Compensation and benefits	188,880	208,185	(19,305)
	665,103	680,730	(15,627)
Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	(75,649)	9,764	(85,413)
Other income (loss), net	30,478	(3,650)	34,128
	(45,171)	6,114	(51,285)
Income Before Income Taxes	73,143	87,786	(14,643)
Income tax expense (benefit)	(16,806)	(18,047)	1,241
Net Income	$89,949	$105,833	$(15,884)
Noncontrolling interests in income (loss) of consolidated subsidiaries	(1,300)	1,668	(2,968)
Dividends on preferred stock	22,395	22,411	(16)
Net Income (Loss) Attributable to Common Stockholders	$68,854	$81,754	$(12,900)

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended
	March 31, 2023	December 31, 2022	QoQ Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$439,232	$423,450	$15,782
Ancillary and other fees	30,607	29,473	1,134
Servicing fee revenue and fees	469,839	452,923	16,916
Change in fair value due to:
Realization of cash flows	(105,691)	(108,914)	3,223
Change in valuation inputs and assumptions(A)	(37,302)	(54,033)	16,731
(Gain) loss realized	689	919	(230)
Servicing revenue, net	$327,535	$290,895	$36,640
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2023	December 31, 2022	QoQ Change
Changes in interest and prepayment rates	$(237,028)	$(69,916)	$(167,112)
Changes in discount rates	189,603	221,259	(31,656)
Changes in other factors	10,123	(205,376)	215,499
Change in valuation and assumptions	$(37,302)	$(54,033)	$16,731

The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2023	December 31, 2022	QoQ Change
GSE	$360,605	$364,879	$(4,274)
Non-Agency	52,614	53,882	(1,268)
Ginnie Mae	122,646	121,136	1,510
Total	$535,865	$539,897	$(4,032)

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2023	December 31, 2022	QoQ Change
Performing Servicing	$392,624	$393,299	$(675)
Special Servicing	111,424	110,264	1,160
Total Servicing Portfolio	$504,048	$503,563	$485
Servicing revenue, net increased $36.6 million, primarily due to a $16.7 million net decrease in negative mark-to-market adjustments on our MSR portfolio, driven by slower prepayment speeds, improved delinquency rates quarter-over-quarter and a $16.9 million increase in servicing revenue and fees. The increase in servicing revenue and fees is due to a decrease in delinquent loans during the quarter. Weighted average servicing revenues and fees were approximately 32 bps and 31 bps for the quarters ended March 31, 2023 and December 31, 2022, respectively.

Interest Income

Interest income decreased $18.9 million quarter over quarter. The quarter over quarter decrease is primarily driven by a positive interest income adjustment recorded on our servicer advance investment related to updated yields on the asset during the fourth quarter of 2022, partially offset by net purchases of higher coupon Agency securities and float income earned on custodial accounts associated with our MSRs during the first quarter of 2023.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended
(dollars in thousands)	March 31, 2023	December 31, 2022	QoQ Change
Pull through adjusted lock volume	$7,024,010	$6,364,340	$659,670

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	4.19%	6.06%
Retail / Joint Venture	3.59%	4.43%
Wholesale	1.60%	1.45%
Correspondent	0.63%	0.53%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.61%	1.81%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2023	December 31, 2022	QoQ Change
Production by Channel
Direct to Consumer	$445	$606	$(161)
Retail / Joint Venture	1,410	2,245	(835)
Wholesale	1,128	1,344	(216)
Correspondent	3,988	3,666	322
Total Production by Channel	$6,971	$7,861	$(890)

Gain on originated residential mortgage loans, held-for-sale, net increased $3.3 million, primarily driven by (i) higher realized gains on loans sold, partially offset by losses on derivatives related to originations, and (ii) no Non-QM securitizations in the first quarter of 2023, compared to $6.0 million loss in the prior quarter. The increase was partially offset by a reduction in volumes attributable to an increase in interest rates during the quarter.

Gain on sale margin for the three months ended March 31, 2023 was 1.61%, 20 bps lower than 1.81% for the prior quarter, with the decrease primarily driven by channel mix (refer to the tables above). For the three months ended March 31, 2023, funded loan origination volume was $7.0 billion, down from $7.9 billion in the prior quarter as production in all four channels continued to move towards comparable historical levels after unprecedented purchase and refinance volume in the previous year. Purchase originations comprised 84% of all funded loans for the three months ended March 31, 2023 compared to 85% for the three months ended December 31, 2022.

Interest Expense and Warehouse Line Fees

Interest expense and warehouse line fees increased $25.8 million quarter over quarter, primarily due to an increase in interest rates during the quarter, and a higher loan funding volume on our secured financing warehouse lines.

General and Administrative

General and Administrative expenses consists of the following:

	Three Months Ended
	March 31, 2023	December 31, 2022	QoQ Change
Legal and professional	$12,755	$13,119	$(364)
Loan origination	11,757	16,242	(4,485)
Occupancy	18,366	27,947	(9,581)
Subservicing	35,256	36,278	(1,022)
Loan servicing	2,976	2,149	827
Property and maintenance	24,035	23,280	755
Other	62,010	70,280	(8,270)
Total	$167,155	$189,295	$(22,140)

General and administrative expenses decreased $22.1 million quarter over quarter, primarily driven by a reduction in expenses within our Origination segment associated with a decrease in loan production commensurate with the higher interest rate environment.

Compensation and Benefits

Compensation and benefits expense decreased $19.3 million quarter over quarter, primarily driven by a reduction in headcount and commissions due to lower production levels commensurate with the higher interest rate environment.

Other Income (Loss)

The following table summarizes the components of Other income (loss):

	Three Months Ended
	March 31, 2023	December 31, 2022	QoQ Change
Real estate and other securities	$83,851	$54,220	$29,631
Residential mortgage loans and REO	18,097	1,794	16,303
Derivative instruments	(151,006)	(34,252)	(116,754)
Other(A)	(26,591)	(11,998)	(14,593)
Total Realized and unrealized gains (losses) on investments, net	(75,649)	9,764	(85,413)

Unrealized gain (loss) on secured notes and bonds payable	(2,500)	(4,487)	1,987
Rental revenue	18,123	17,228	895
Property and maintenance revenue	33,637	31,572	2,065
(Provision) reversal for credit losses on securities	1,228	(1,648)	2,876
Valuation and credit loss (provision) reversal on loans and real estate owned	1,575	958	617
Other income (loss)	(21,585)	(47,273)	25,688
Other income (loss), net	30,478	(3,650)	34,128

Total other income (loss)	$(45,171)	$6,114	$(51,285)

(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

Total other loss was $45.2 million in the first quarter of 2023 compared to income of $6.1 million in the fourth quarter of 2022.

The decrease in Realized and Unrealized Gains (Losses) quarter over quarter was primarily driven by a decrease in the 10-year Treasury Yield resulting in a decrease in the market value of interest rate swaps partially offset by an increase in realized and unrealized gains from our real estate securities and residential mortgage loan portfolios.

Unrealized loss on secured notes and bonds payable decreased $2.0 million, primarily driven by favorable mark-to-market adjustments related to our consumer loans and mortgage loans receivable.

Rental revenue increased $0.9 million, driven by higher overall occupancy rates on the portfolio and increased rent renewal rates.

Property and maintenance revenue increased $2.1 million, primarily due to continued growth in operations at Guardian.

Other income (loss) increased $25.7 million primarily due to the write-down of our remaining interest in Covius during the fourth quarter of 2022.

Income Tax Expense (Benefit)

Income tax benefit decreased $1.2 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

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

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing), sales of and repayments from our investments, potential debt financing sources, including securitizations and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at March 31, 2023 was $1,434.7 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and the Mortgage Company, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of March 31, 2023, approximately $1,007.5 million of our cash and cash equivalents were held at NRM, Newrez and Caliber, of which $821.4 million were in excess of regulatory liquidity requirements. NRM, Newrez and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2023, we had outstanding secured financing agreements with an aggregate face amount of approximately $11.8 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

On August 17, 2022, the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae released updated capital and liquidity standard for loan sellers and servicers. In regard to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards will become effective on September 30, 2023. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Our cash flow provided by operations differs from our net income due to these primary factors (i) the difference between (a) accretion and amortization and unrealized gains and losses recorded with respect to our investments and (b) cash received therefrom, (ii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iii) deferred taxes and (iv) principal cash flows related to held-for-sale loans, which are characterized as operating cash flows under GAAP.

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	March 31, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements(C)
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,274,109	$2,273,246	Apr 23 to Jan-25	6.3%	0.7	$2,838,143	$2,788,884	$2,703,201	18.2	$2,606,004
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,143,848	1,143,848	May-23 to Dec-23	7.7%	0.3	1,312,922	1,312,922	1,312,922	0.8	1,220,662
Agency RMBS(D)	7,747,387	7,747,387	Apr-23 to Sep-23	5.0%	0.1	8,039,219	7,876,322	8,039,499	8.1	6,821,788
Non-Agency RMBS(E)	596,449	596,449	Apr-23 to Oct-27	6.8%	1.0	14,498,547	909,331	923,708	5.6	609,282
Total Secured Financing Agreements	11,761,793	11,760,930		5.6%	0.3					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	218,089	218,089	Aug-25	3.7%	2.4	65,506,301	250,605	294,477	5.9	227,596
MSRs(H)	4,768,188	4,760,490	Jan-24 to Mar-28	6.5%	2.3	528,508,705	6,844,455	8,830,147	7.3	4,791,543
Servicer Advance Investments(I)	304,688	303,864	Aug-23 to Mar-24	6.9%	0.9	339,309	384,342	389,905	8.4	318,445
Servicer Advances(I)	2,218,498	2,215,705	May-23 to Nov-26	4.3%	0.8	2,664,251	2,594,271	2,594,271	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	5.8%	1.1	575,874	591,010	668,774	29.0	769,988
Consumer Loans(K)	310,664	286,653	Sep-37	2.1%	3.3	310,845	323,669	340,494	3.4	299,498
SFR Properties	827,889	782,391	Mar-26 to Sep-27	4.2%	4.2	N/A	959,232	959,232	N/A	817,695
Mortgage Loans Receivable	524,062	511,413	Jul 26 to Dec-26	5.5%	3.6	575,479	575,479	575,479	0.6	512,919
Total Secured Notes and Bonds Payable	9,822,078	9,728,605		5.5%	2.1					10,098,943
Total/ Weighted Average	$21,583,871	$21,489,535		5.6%	1.1					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $94.7 million of associated accrued interest payable as of March 31, 2023.
(D)All fixed interest rates.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $267.2 million which bear interest at a fixed rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)Includes $218.1 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $3.1 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.7 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)$1.2 billion face amount of the notes have a fixed rate while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month LIBOR or a cost of funds rate, as applicable, and (ii) a margin ranging from 1.5% to 3.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the mortgage servicing rights and MSR financing receivables owned by NRM.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.1%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.

(K)Includes the SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $257.6 million UPB of Class A notes with a coupon of 2.0% and a stated maturity date in September 2037 and $53.0 million UPB of Class B notes with a coupon of 2.7% and a stated maturity date in September 2037 (collectively, “SCFT 2020-A”).

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $11.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2023
	Outstanding Balance at March 31, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$7,747,387	$7,514,693	$7,807,946	4.67%
Non-Agency RMBS	596,449	604,806	612,629	6.67%
Residential mortgage loans	1,814,717	1,751,530	2,242,230	6.31%
Secured Notes and Bonds Payable
MSRs	767,000	734,500	767,000	7.82%
Servicer Advances	2,335,219	1,650,658	2,349,787	2.99%
Total/weighted average	$13,260,772	$12,256,187	$13,779,592	4.87%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Secured Financing Agreements
Agency RMBS	$7,514,693	$8,408,051	$8,200,636	$7,886,950
Non-Agency RMBS	604,806	615,830	613,057	266,365
Residential mortgage loans and REO	1,751,530	1,726,716	3,610,003	5,274,925
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On September 16, 2020, we, as borrower, completed a private offering of $550.0 million aggregate principal amount of the 2025 Senior Notes. Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

The 2025 Senior Notes mature on October 15, 2025 and we may redeem some or all of the 2025 Senior Notes at our option, at any time from time to time, on or after October 15, 2022 at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2025 Senior Notes to be redeemed):

Year	Price
2023	101.563%
2024 and thereafter	100.000%

For additional information on our debt activities, see Note 18 to our Consolidated Financial Statements.

Maturities

Our debt obligations as of March 31, 2023, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2023	$1,315,513	$10,890,358	$12,205,871
2024	1,938,260	3,088,584	5,026,844
2025	—	1,947,623	1,947,623
2026	—	1,633,630	1,633,630
2027	729,239	280,000	1,009,239
2028 and thereafter	310,664	—	310,664
	$4,293,676	$17,840,195	$22,133,871
(A)Includes secured notes and bonds payable of $4.3 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $11.8 billion and $6.0 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $7.7 billion collateralized by Agency RMBS.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements and Non-Agency RMBS repurchase agreements were 3.6% and 35.4%, respectively, and for residential mortgage loans was 15.9% during the three months ended March 31, 2023.

Borrowing Capacity

The following table summarizes our borrowing capacity as of March 31, 2023 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$4,810,993	$2,019,391	$2,791,602
Loan origination	8,350,090	1,398,567	6,951,523
Secured Notes and Bonds Payable
Excess MSRs	286,380	218,089	68,291
MSRs	6,864,109	4,768,188	2,095,921
Servicer advances	3,569,481	2,523,186	1,046,295
Residential mortgage loans	290,714	189,364	101,350
	$24,171,767	$11,116,785	$13,054,982
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Additionally, with the expected phase out of LIBOR, we expect the calculated rate on certain debt obligations will be changed to another published reference standard before the planned cessation of LIBOR quotations in 2023. However, we do not anticipate this change having a significant effect on the terms and conditions, ability to access credit, or on our financial condition. We were in compliance with all of our debt covenants as of March 31, 2023.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

Our 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series A”), 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”), 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) and 7.00% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D”) rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Series A, Series B, Series C and Series D with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Series A, Series B, Series C and Series D have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020 and September 17, 2021 but excluding August 15, 2024, August 15, 2024, February 15, 2025 and November 15, 2026, holders of shares of our Series A, Series B, Series C and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594 and $1.750 per annum per share), respectively, and from and including August 15, 2024, August 15, 2024 and February 15, 2025, at a floating rate per annum equal to the three-month LIBOR plus a spread of 5.802%, 5.640% and 4.969% per annum, for our Series A, Series B and Series C, respectively. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Series A and Series B will not be redeemable before August 15, 2024, the Series C will not be redeemable before February 15, 2025, and the Series D will not be redeemable before November 15, 2026, except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024 for the Series A and Series B, February 15, 2025 for the Series C and November 15, 2026 for the Series D, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A, Series B, Series C and Series D in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

We may from time to time seek to repurchase our outstanding preferred stock, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Additionally, with the expected phase out of LIBOR in 2023, we do not currently intend to amend our any of our Series A-, Series B or Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language. Consequently, higher interest rates on dividends paid on our preferred stock that reset to floating rates would adversely affect our cash flows.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2023 under the ATM Program.

In December 2022, our board of directors authorized the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2023. Repurchases may be made at any time and from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act, by means of one or more tender offers, or otherwise, in each case, as permitted by securities laws and other legal and contractual requirements. The amount and timing of the purchases will depend on a number of factors including the price and availability of our shares, trading volume, capital availability, our performance and general economic and market conditions. The share repurchase programs may be suspended or discontinued at any time. During the three months ended March 31, 2023, we did not repurchase any shares of our common stock or our preferred stock.

The following table summarizes outstanding options as of March 31, 2023:

Held by Former Manager	21,471,990
Issued to the independent directors	5,000
Total	21,476,990

As of March 31, 2023, our outstanding options had a weighted average exercise price of $13.25.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2022	April 2022	$0.25
June 30, 2022	July 2022	0.25
September 30, 2022	October 2022	0.25
December 31, 2022	January 2023	0.25
March 31, 2023	April 2023	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
	2023	2022	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,617,634	$1,528,442	$89,192

Net cash provided by (used in) operating activities	1,181,267	3,890,152	(2,708,885)
Net cash provided by (used in) investing activities	(590,573)	(736,320)	145,747
Net cash provided by (used in) financing activities	(407,982)	(2,716,060)	2,308,078

Net increase (decrease) in cash, cash equivalents and restricted cash	182,712	437,772	(255,060)

End of period — cash, cash equivalents and restricted cash	$1,800,346	$1,966,214	$(165,868)

Operating Activities

Net cash provided by (used in) operating activities were approximately $1.2 billion and $3.9 billion for the three months ended March 31, 2023 and 2022, respectively. Operating cash inflows for the three months ended March 31, 2023 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(0.6) billion and $(0.7) billion for the three months ended March 31, 2023 and 2022, respectively. Investing activities for the three months ended March 31, 2023 primarily consisted of cash paid for real estate securities and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans, as well as proceeds from the sale of real estate securities, loans and REO, and derivative cash flows.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(0.4) billion and $(2.7) billion for the three months ended March 31, 2023 and 2022, respectively. Financing activities for the three months ended March 31, 2023 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital contributions net of distributions from noncontrolling interests in the equity of consolidated subsidiaries and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of March 31, 2023, there was $11.4 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

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

As of March 31, 2023, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2023 included all of the material contractual obligations referred to in our Annual Report on Form 10-K for the year ended December 31, 2022, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2023:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 24 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2023, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $204.9 million of unfunded and available revolving credit privileges as of March 31, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $682.4 million of additional advances on existing mortgage loans as of March 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to national, international and other regulatory guidance for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted with precision. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. The U.S. Federal Reserve, in conjunction with the ARRC, a steering committee comprised of large U.S. financial institutions, started replacing U.S. dollar LIBOR with SOFR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. Any additional changes announced by the regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. See Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	Estimated Change in Book Value (in millions) (A)
Interest rate change (bps)	March 31, 2023	December 31, 2022
+50bps	+380.0	+403.4
+25bps	+191.5	+203.3
-25bps	-191.5	-203.3
-50bps	-388.1	-411.5
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon mortgage-backed securities and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit, and in the crisis of the last decade it was at a generational wide not seen before or since. The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions) (A)
Mortgage basis change (bps)	March 31, 2023	December 31, 2022
+20bps	+15.5	+0.9
+10bps	+7.9	+0.6
-10bps	-7.9	-0.6
-20bps	-16.3	-1.8
(A)Amounts shown above are pre-tax.

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

For our MSRs, MSR financing receivables and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, including MSR financing receivables, owned as of March 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at March 31, 2023	$5,996,278
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,447,552	$6,213,856	$5,793,026	$5,603,077
Change in estimated fair value:
Amount	$451,274	$217,578	$(203,252)	$(393,201)
Percentage	7.5%	3.6%	(3.4)%	(6.6)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,290,324	$6,137,611	$5,869,363	$5,754,263
Change in estimated fair value:
Amount	$294,046	$141,333	$(126,915)	$(242,015)
Percentage	4.9%	2.4%	(2.1)%	(4.0)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,091,289	$6,047,529	$5,937,636	$5,872,425
Change in estimated fair value:
Amount	$95,011	$51,251	$(58,642)	$(123,853)
Percentage	1.6%	0.9%	(1.0)%	(2.1)%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at March 31, 2023	$748,723
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$820,646	$783,083	$717,200	$688,195
Change in estimated fair value:
Amount	$71,923	$34,360	$(31,523)	$(60,528)
Percentage	9.6%	4.6%	(4.2)%	(8.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$781,277	$763,569	$736,811	$724,585
Change in estimated fair value:
Amount	$32,554	$14,846	$(11,912)	$(24,138)
Percentage	4.3%	2.0%	(1.6)%	(3.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$767,875	$758,735	$738,025	$726,745
Change in estimated fair value:
Amount	$19,152	$10,012	$(10,698)	$(21,978)
Percentage	2.6%	1.3%	(1.4)%	(2.9)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of March 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at March 31, 2023	$2,141,208
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,308,852	$2,221,833	$2,066,329	$1,996,630
Change in estimated fair value:
Amount	$167,644	$80,625	$(74,879)	$(144,578)
Percentage	7.8%	3.8%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,262,081	$2,199,007	$2,087,037	$2,035,512
Change in estimated fair value:
Amount	$120,873	$57,799	$(54,171)	$(105,696)
Percentage	5.6%	2.7%	(2.5)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,312,802	$2,231,221	$2,044,150	$1,941,415
Change in estimated fair value:
Amount	$171,594	$90,013	$(97,058)	$(199,793)
Percentage	8.0%	4.2%	(4.5)%	(9.3)%

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2023, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.2+*	Amended and Restated Rithm Capital Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of February 16, 2023

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement
†	Portions of this exhibit have been omitted.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

May 5, 2023

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 5, 2023