Form 10-Q
period 2023-06-30
Rithm Capital Corp.
filed 2023-08-04
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or
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
Common stock, $0.01 par value per share: 483,320,606 shares outstanding as of July 28, 2023.

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

Our ability to implement our business strategy is subject to numerous risks, as more fully described under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risks include, among others:

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
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable laws, regulations and other requirements, significant increases in delinquencies for the loans, compliance with the terms of related servicing agreements, financing related to servicer advances and the origination business, expenses related to servicing high risk loans, unrecovered or delayed recovery of servicing advances, foreclosure rates, servicer ratings and termination of government mortgage refinancing programs;
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
•the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advances receivables, RMBS, residential mortgage loans and consumer loans deteriorate compared to our underwriting estimates;
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
•a significant portion of our costs and expenses relating to our single-family rental investments are fixed, including increasing property taxes, HOA fees and insurance costs, and we may not be able to adapt our costs structure to offset declines in our revenue;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940
Act”) and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a Real Estate Investment Trust (“REIT”) for U.S. federal income tax purposes and limits on our operations from maintaining REIT status;
•the legislative/regulatory environment, including, but not limited to, the impact of regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “Government Sponsored Enterprises” or “GSEs”) and legislation that permits modification of the terms of residential mortgage loans;
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
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units;
•risks associated with our acquisition of Sculptor Capital Management, Inc., including the risk that a condition to closing the acquisition may not be satisfied, potential adverse impacts on our business and operations from uncertainties associated with the acquisition, potential liabilities, stockholder or other litigation and potential resulting damages and/or adverse affects and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition.
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,688,556	$8,889,403
Real estate and other securities ($8,722,018 and $8,289,277 at fair value, respectively)	9,701,000	8,289,277
Residential loans held-for-investment, at fair value	400,206	452,519
Residential mortgage loans, held-for-sale ($3,008,722 and $3,297,271 at fair value, respectively)	3,092,667	3,398,298
Consumer loans held-for-investment, at fair value(A)	1,602,571	363,756
Single-family rental properties	965,194	971,313
Mortgage loans receivable, at fair value(A)	1,939,499	2,064,028
Residential mortgage loans subject to repurchase(B)	1,296,097	1,219,890
Cash and cash equivalents(A)	1,369,025	1,336,508
Restricted cash(A)	319,765	281,126
Servicer advances receivable	2,447,918	2,825,485
Receivable for investments sold	—	473,126
Other assets(A)	2,035,581	1,914,607
	$33,858,079	$32,479,336
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$12,757,428	$11,257,736
Secured notes and bonds payable ($574,120 and $632,404 at fair value, respectively)(A)	10,315,006	10,098,943
Residential mortgage loan repurchase liability(B)	1,296,097	1,219,890
Unsecured senior notes, net of issuance costs	545,930	545,056
Payable for investments purchased	—	731,216
Dividends payable	134,188	129,760
Accrued expenses and other liabilities(A)	1,614,746	1,486,667
	26,663,395	25,469,268
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,320,606 and 473,715,100 issued and outstanding, respectively	4,834	4,739
Additional paid-in capital	6,068,613	6,062,019
Retained earnings (accumulated deficit)	(236,222)	(418,662)
Accumulated other comprehensive income	39,954	37,651
Total Rithm Capital stockholders’ equity	7,134,433	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries(A)	60,251	67,067
Total equity	7,194,684	7,010,068
	$33,858,079	$32,479,336
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of June 30, 2023 and December 31, 2022, total assets of consolidated VIEs were $1.8 billion and $2.3 billion, respectively, and total liabilities of consolidated VIEs were $1.5 billion and $1.8 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$465,562	$469,478	$935,401	$925,878
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,410), $(180,265), $(245,101) and $(380,590), respectively)	22,032	334,690	(120,272)	909,454
Servicing revenue, net	487,594	804,168	815,129	1,835,332
Interest income	398,786	211,648	745,400	437,061
Gain on originated residential mortgage loans, held-for-sale, net	151,822	304,791	261,090	776,787
	1,038,202	1,320,607	1,821,619	3,049,180
Expenses
Interest expense and warehouse line fees	329,158	150,829	638,226	289,662
General and administrative	181,508	225,271	348,663	471,509
Compensation and benefits	189,606	339,658	378,486	732,277
Management fee	—	20,985	—	46,174
Termination fee to affiliate	—	400,000	—	400,000
	700,272	1,136,743	1,365,375	1,939,622

Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	89,425	(137,231)	13,776	(222,537)
Other income (loss), net	15,860	59,388	46,338	111,720
	105,285	(77,843)	60,114	(110,817)
Income Before Income Taxes	443,215	106,021	516,358	998,741
Income tax expense (benefit)	56,530	72,690	39,724	275,479
Net Income	$386,685	$33,331	$476,634	$723,262
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,889	14,182	5,589	19,791
Dividends on preferred stock	22,395	22,427	44,790	44,888
Net Income (Loss) Attributable to Common Stockholders	$357,401	$(3,278)	$426,255	$658,583

Net Income (Loss) Per Share of Common Stock
Basic	$0.74	$(0.01)	$0.89	$1.41
Diluted	$0.74	$(0.01)	$0.88	$1.36
Weighted Average Number of Shares of Common Stock Outstanding
Basic	483,091,792	466,804,548	480,642,680	466,795,119
Diluted	483,376,961	466,804,548	483,113,400	484,494,108

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$386,685	$33,331	$476,634	$723,262
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(677)	(9,575)	2,303	(32,633)
Comprehensive income	386,008	23,756	478,937	690,629
Comprehensive income (loss) attributable to noncontrolling interests	6,889	14,182	5,589	19,791
Dividends on preferred stock	22,395	22,427	44,790	44,888
Comprehensive income (loss) attributable to common stockholders	$356,724	$(12,853)	$428,558	$625,950

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	51,964,122	$1,257,254	483,017,747	$4,832	$6,062,051	$(470,562)	$40,631	$6,894,206	$60,337	$6,954,543
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,830)	—	(120,830)	—	(120,830)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(6,975)	(6,975)
Director share grants and employee non-cash stock-based compensation	—	—	302,859	2	6,562	(2,231)	—	4,333	—	4,333
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	379,796	—	379,796	6,889	386,685
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(677)	(677)	—	(677)
Total comprehensive income (loss)								379,119	6,889	386,008
Balance at June 30, 2023	51,964,122	$1,257,254	483,320,606	$4,834	$6,068,613	$(236,222)	$39,954	$7,134,433	$60,251	$7,194,684

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	52,038,342	$1,258,667	466,786,526	$4,669	$6,059,981	$(267,878)	$67,195	$7,122,634	$62,078	$7,184,712
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(116,714)	—	(116,714)	—	(116,714)
Dividends declared on preferred stock	—	—	—	—	—	(22,427)	—	(22,427)	—	(22,427)
Capital distributions	—	—	—	—	—	—	—	—	(7,089)	(7,089)
Director share grants	—	—	70,227	1	759	—	—	760	—	760
Comprehensive income (loss)
Net income	—	—	—	—	—	19,149	—	19,149	14,182	33,331
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(9,575)	(9,575)	—	(9,575)
Total comprehensive income (loss)								9,574	14,182	23,756
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(dollars in thousands, except share and per share data)

	Preferred Stock				Common Stock				Additional Paid-in Capital		Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income		Total Rithm Capital Stockholders’ Equity		Noncontrolling Interests in Equity of Consolidated Subsidiaries		Total Equity
	Shares		Amount		Shares		Amount
Balance at December 31, 2022	51,964,122	—	$1,257,254	$—	473,715,100	$—	$4,739	$—	$6,062,019	$—	$(418,662)	$—	$37,651	$—	$6,943,001	$—	$67,067	$—	$7,010,068
Dividends declared on common stock, $0.50 per share	—		—		—		—		—		(241,584)		—		(241,584)		—		(241,584)
Dividends declared on preferred stock	—		—		—		—		—		(44,790)		—		(44,790)		—		(44,790)
Capital distributions	—		—		—		—		—		—		—		—		(12,405)		(12,405)
Cashless exercise of 2020 Warrants	—		—		9,287,347		93		(93)		—		—		—		—		—
Director share grants and employee non-cash stock-based compensation	—		—		318,159		2		6,687		(2,231)		—		4,458		—		4,458
Comprehensive income (loss)
Net income (loss)	—		—		—		—		—		471,045		—		471,045		5,589		476,634
Unrealized gain (loss) on available-for-sale securities, net	—		—		—		—		—		—		2,303		2,303	2,303	—		2,303
Total comprehensive income (loss)															473,348		5,589		478,937
Balance at June 30, 2023	51,964,122		$1,257,254		483,320,606		$4,834		$6,068,613		$(236,222)		$39,954		$7,134,433		$60,251		$7,194,684

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $0.50 per share	—	—	—	—	—	(233,411)	—	(233,411)	—	(233,411)
Dividends declared on preferred stock	—	—	—	—	—	(44,888)	—	(44,888)	—	(44,888)
Capital distributions	—	—	—	—	—	—	—	—	(15,968)	(15,968)
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—	—	(3,814)	—	(3,814)
Director share grants	—	—	98,487	1	1,069	—	—	1,070	—	1,070
Comprehensive income (loss)
Net income	—	—	—	—	—	703,471	—	703,471	19,791	723,262
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(32,633)	(32,633)	—	(32,633)
Total comprehensive income (loss)								670,838	19,791	690,629
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$476,634	$723,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	269,530	381,159
Change in fair value of equity investments	27,630	9,111
Change in fair value of secured notes and bonds payable	(2,049)	(35,151)
(Gain) loss on settlement of investments, net	(283,306)	(158,622)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(261,090)	(776,787)
(Gain) loss on transfer of loans to REO	(7,472)	(4,039)
Accretion and other amortization	(37,711)	(34,731)
Provision (reversal) for credit losses on securities, loans and real estate owned	3,009	7,528
Non-cash portions of servicing revenue, net	120,272	(979,079)
Deferred tax provision	39,626	275,458
Mortgage loans originated and purchased for sale, net of fees	(18,109,588)	(50,321,003)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	18,491,330	55,755,342
Interest received from servicer advance investments, RMBS, loans and other	27,874	31,394
Changes in:
Servicer advances receivable, net	377,567	294,452
Other assets	16,191	72,498
Due to affiliate	—	(17,819)
Accrued expenses and other liabilities	83,799	132,325
Net cash provided by (used in) operating activities	1,232,246	5,355,298
Cash Flows From Investing Activities
Purchase of servicer advance investments	(445,470)	(500,000)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	—	(603)
Purchase of RMBS	(2,898,237)	(1,052,724)
Purchase of U.S. Treasury Bills	(973,795)	—
Purchase of residential mortgage loans	(1,269)	(7,182)
Purchase of SFR properties, real estate owned and other assets	(11,975)	(355,002)
Draws on revolving consumer loans	(13,493)	(14,350)
Net settlement of derivatives	291,174	279,306
Return of investments in Excess MSRs	16,489	7,873
Principal repayments from servicer advance investments	464,921	541,868
Principal repayments from RMBS	331,176	687,624
Principal repayments from residential mortgage loans	21,364	49,806
Principal repayments from consumer loans	86,164	79,298
Principal repayments from MSRs and MSR financing receivables	—	1,216
Proceeds from sale of MSRs and MSR financing receivables	424,034	2,105
Proceeds from sale of RMBS	1,869,053	738,887
Proceeds from sale of real estate owned	13,175	7,210
Net cash provided by (used in) investing activities	(826,689)	465,332
Continued on next page.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Financing Activities
Repayments of secured financing agreements	(24,321,697)	(23,318,214)
Repayments of warehouse credit facilities	(18,980,639)	(56,240,720)
Net settlement of margin deposits under repurchase agreements and derivatives	(411,796)	812,477
Repayments of secured notes and bonds payable	(3,538,076)	(2,220,042)
Deferred financing fees	(11,740)	(1,398)
Dividends paid on common and preferred stock	(284,262)	(278,293)
Borrowings under secured financing agreements	26,093,901	21,936,667
Borrowings under warehouse credit facilities	18,706,720	50,995,092
Borrowings under secured notes and bonds payable	2,425,593	2,929,949
Repurchase of preferred stock	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(12,405)	(15,968)
Net cash provided by (used in) financing activities	(334,401)	(5,404,264)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	71,156	416,366

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,617,634	$1,528,442

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,688,790	$1,944,808

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	624,519	280,007
Cash paid during the period for income taxes	1,798	1,636
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,225	139,141
Transfer from residential mortgage loans to real estate owned and other assets	14,662	4,890
Real estate securities retained from loan securitizations	15,241	100,324
Residential mortgage loans subject to repurchase	1,296,097	1,758,509
Cashless exercise of 2020 warrants (par)	93	—
Cashless purchase of consumer loans	1,317,347	—

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

Rithm Capital was formed as a limited liability company in September 2011 (commenced operations on December 8, 2011) for the purpose of making real estate and financial related investments. Rithm Capital is an independent publicly traded Real Estate Investment Trust (“REIT”). Rithm Capital’s investment portfolio is composed of mortgage servicing related assets (full and excess mortgage servicing rights (“MSRs”) and servicer advances), residential securities (and associated call rights), loans (mortgage, consumer and business purpose loans), single-family rental properties and commercial real estate. Rithm Capital’s investments in operating entities include leading origination and servicing platforms held through its wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Caliber Home Loans Inc. (“Caliber,” and together with Newrez, the “Mortgage Company”) and Genesis Capital LLC (“Genesis”), as well as investments in affiliated businesses that provide mortgage related services.

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

The Mortgage Company sells substantially all of the mortgage loans that it originates into the secondary market. The Mortgage Company securitizes loans into RMBS through the GSEs and Ginnie Mae. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture (“USDA”) or Department of Veterans Affairs (“VA”) (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. The Mortgage Company generally retains the right to service the underlying residential mortgage loans sold and securitized by the Mortgage Company. NRM and the Mortgage Company are required to conduct aspects of their operations in accordance with applicable policies and guidelines.

Additionally, the Company owns the following affiliated businesses which provide mortgage related services to the Mortgage Company: eStreet Appraisal Management, LLC (“eStreet”) a provider of appraisal valuation services and Avenue 365 Lender Services, LLC (“Avenue 365”) a provider of title insurance and settlement services.

The Company also owns operating companies which support its single-family rental (“SFR”) portfolio and MSR investments.

Genesis is a lender specializing in providing capital to developers of new construction, fix and flip and rental hold projects across the residential spectrum (including single-family, multi-family and production home building.) Genesis supports the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Company's single-family rental strategy operated by Adoor LLC (“Adoor”). Adoor is a wholly-owned subsidiary focused on the acquisition and management of SFR properties.

Rithm Capital, through its wholly-owned subsidiary Guardian Asset Management (“Guardian”), provides property preservation and maintenance services for residential properties. Services offered include repairs, bids, inspections, landscaping, janitorial, inspections and HOA and utility payment services.

As of June 30, 2023, Rithm Capital conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The Consolidated Financial Statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s Consolidated Financial Statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities or stockholders’ equity.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized on long-lived assets for the three months and six months ended June 30, 2023. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Risks and Uncertainties — In the normal course of business, Rithm Capital encounters primarily two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ ability to perform their obligations servicing the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, MSR financing receivables, servicer advance investments, Non-Agency RMBS and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. Should macroeconomic conditions continue to worsen, there is no assurance that such conditions will not result in an overall decline in the fair value of many assets, including those in which the Company invests, and potential impairment of the carrying value of goodwill or other intangible assets. The ultimate duration and impact of the current economic environment remain uncertain.

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

Recent Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives and other contracts affected by reference rate reform. The standard was effective for all entities as of March 12, 2020 through December 31, 2022 and was able to be elected over time as reference rate reform activities occur. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The standard defers the expiration date of ASC 848 from December 31, 2022 to December 31, 2024. ASU 2022-06 became effective upon issuance. As of June 30, 2023, the Company has transitioned from LIBOR to an alternative benchmark. The Company's financing arrangements have provisions in place that provide for an alternative to LIBOR. In addition, the Company has amended terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. The Company does not currently intend to amend the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”), the 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”), or the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) to change the existing USD-LIBOR cessation fallback language.

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

3.    SEGMENT REPORTING

At June 30, 2023, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended June 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$359,854	$105,708	$465,562	$—	$—	$—	$—	$—	$465,562
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,410))	—	45,767	(23,735)	22,032	—	—	—	—	—	22,032
Servicing revenue, net	—	405,621	81,973	487,594	—	—	—	—	—	487,594
Interest income	26,552	102,687	35,622	164,861	122,476	26,291	24,401	58,809	1,948	398,786
Gain on originated residential mortgage loans, held-for-sale, net	134,130	10,188	—	144,318	1,247	6,257	—	—	—	151,822
Total revenues	160,682	518,496	117,595	796,773	123,723	32,548	24,401	58,809	1,948	1,038,202
Interest expense	28,613	81,606	30,368	140,587	115,572	30,830	4,315	29,282	8,572	329,158
G&A and other	143,064	94,074	75,295	312,433	1,560	19,242	2,734	14,795	20,350	371,114
Total operating expenses	171,677	175,680	105,663	453,020	117,132	50,072	7,049	44,077	28,922	700,272
Realized and unrealized gains (losses) on investments, net	(112)	386	10,311	10,585	77,442	(7,936)	(3,994)	13,328	—	89,425
Other income (loss), net	255	(5,434)	34,428	29,249	(2,035)	17,998	5,396	(822)	(33,926)	15,860
Total other income (loss)	143	(5,048)	44,739	39,834	75,407	10,062	1,402	12,506	(33,926)	105,285
Income (loss) before income taxes	(10,852)	337,768	56,671	383,587	81,998	(7,462)	18,754	27,238	(60,900)	443,215
Income tax expense (benefit)	(2,718)	51,925	3,308	52,515	—	4,948	48	(981)	—	56,530
Net income (loss)	(8,134)	285,843	53,363	331,072	81,998	(12,410)	18,706	28,219	(60,900)	386,685
Noncontrolling interests in income (loss) of consolidated subsidiaries	386	—	845	1,231	—	—	5,658	—	—	6,889
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$(8,520)	$285,843	$52,518	$329,841	$81,998	$(12,410)	$13,048	$28,219	$(83,295)	$357,401

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Six Months Ended June 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$709,278	$226,123	$935,401	$—	$—	$—	$—	$—	$935,401
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(245,101))	—	8,241	(128,513)	(120,272)	—	—	—	—	—	(120,272)
Servicing revenue, net	—	717,519	97,610	815,129	—	—	—	—	—	815,129
Interest income	52,085	186,920	60,181	299,186	236,723	49,057	38,688	117,146	4,600	745,400
Gain on originated residential mortgage loans, held-for-sale, net	246,952	5,587	—	252,539	1,247	7,304	—	—	—	261,090
Total revenues	299,037	910,026	157,791	1,366,854	237,970	56,361	38,688	117,146	4,600	1,821,619
Interest expense	58,608	162,680	62,070	283,358	213,864	57,022	5,995	59,974	18,013	638,226
G&A and other	283,576	194,908	144,536	623,020	2,190	28,625	4,500	31,026	37,788	727,149
Total operating expenses	342,184	357,588	206,606	906,378	216,054	85,647	10,495	91,000	55,801	1,365,375
Realized and unrealized gains (losses) on investments, net	56	195	(2,087)	(1,836)	31,443	(14,363)	(9,984)	8,516	—	13,776
Other income (loss), net	(335)	(18,271)	70,349	51,743	(1,870)	42,179	(3,326)	891	(43,279)	46,338
Total other income (loss)	(279)	(18,076)	68,262	49,907	29,573	27,816	(13,310)	9,407	(43,279)	60,114
Income (loss) before income taxes	(43,426)	534,362	19,447	510,383	51,489	(1,470)	14,883	35,553	(94,480)	516,358
Income tax expense (benefit)	(10,878)	56,413	(4,063)	41,472	—	1,220	107	(3,075)	—	39,724
Net income (loss)	(32,548)	477,949	23,510	468,911	51,489	(2,690)	14,776	38,628	(94,480)	476,634
Noncontrolling interests in income (loss) of consolidated subsidiaries	344	—	699	1,043	—	—	4,546	—	—	5,589
Dividends on preferred stock	—	—	—	—	—	—	—	—	44,790	44,790
Net income (loss) attributable to common stockholders	$(32,892)	$477,949	$22,811	$467,868	$51,489	$(2,690)	$10,230	$38,628	$(139,270)	$426,255

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
June 30, 2023
Investments	$1,824,653	$7,014,766	$1,962,023	$10,801,442	$9,701,000	$2,345,181	$1,602,571	$1,939,499	$—	$26,389,693
Cash and cash equivalents	223,222	513,195	298,632	1,035,049	268,083	546	1,000	49,375	14,972	1,369,025
Restricted cash	41,621	125,706	71,069	238,396	4,154	11,849	21,454	43,912	—	319,765
Other assets	159,964	2,371,343	2,526,478	5,057,785	230,001	100,699	79,106	119,642	107,164	5,694,397
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$2,261,296	$10,037,550	$4,863,294	$17,162,140	$10,203,238	$2,458,275	$1,704,131	$2,208,159	$122,136	$33,858,079
Debt	$1,741,717	$4,255,588	$2,886,131	$8,883,436	$9,203,274	$1,923,139	$1,441,648	$1,620,937	$545,930	$23,618,364
Other liabilities	204,083	2,202,768	50,832	2,457,683	73,121	320,311	3,888	15,890	174,138	3,045,031
Total liabilities	1,945,800	6,458,356	2,936,963	11,341,119	9,276,395	2,243,450	1,445,536	1,636,827	720,068	26,663,395
Total equity	315,496	3,579,194	1,926,331	5,821,021	926,843	214,825	258,595	571,332	(597,932)	7,194,684
Noncontrolling interests in equity of consolidated subsidiaries	9,978	—	11,612	21,590	—	—	38,661	—	—	60,251
Total Rithm Capital stockholders’ equity	$305,518	$3,579,194	$1,914,719	$5,799,431	$926,843	$214,825	$219,934	$571,332	$(597,932)	$7,134,433
Investments in equity method investees	$—	$—	$66,770	$66,770	$—	$—	$—	$—	$22,620	$89,390

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended June 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$345,114	$124,364	$469,478	$—	$—	$—	$—	$—	$469,478
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(180,265))	—	344,329	(9,639)	334,690	—	—	—	—	—	334,690
Servicing revenue, net	—	689,443	114,725	804,168	—	—	—	—	—	804,168
Interest income	46,216	16,757	11,340	74,313	54,584	22,640	18,109	36,748	5,254	211,648
Gain on originated residential mortgage loans, held-for-sale, net	302,610	15,739	—	318,455	—	(13,664)	—	—	—	304,791
Total revenues	348,826	721,939	126,065	1,196,936	54,584	8,976	18,109	36,748	5,254	1,320,607
Interest expense	27,578	41,096	25,788	94,462	20,216	11,332	2,088	12,680	10,051	150,829
G&A and other	349,432	105,796	70,000	525,228	710	11,891	2,160	14,600	431,325	985,914
Total operating expenses	377,010	146,892	95,788	619,690	20,926	23,223	4,248	27,280	441,376	1,136,743
Realized and unrealized gains (losses) on investments, net	—	(1,780)	(49)	(1,829)	(124,034)	6,601	(7,196)	(10,773)	—	(137,231)
Other income (loss), net	1,832	5,192	11,295	18,319	(2,127)	29,471	15,725	7,430	(9,430)	59,388
Total other income (loss)	1,832	3,412	11,246	16,490	(126,161)	36,072	8,529	(3,343)	(9,430)	(77,843)
Income (loss) before income taxes	(26,352)	578,459	41,523	593,736	(92,503)	21,825	22,390	6,125	(445,552)	106,021
Income tax expense (benefit)	(6,522)	151,236	9,466	154,180	—	(2,480)	1	(3,623)	(75,388)	72,690
Net income (loss)	(19,830)	427,223	32,057	439,556	(92,503)	24,305	22,389	9,748	(370,164)	33,331
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,287	—	41	1,328	—	—	12,854	—	—	14,182
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,427	22,427
Net income (loss) attributable to common stockholders	$(21,117)	$427,223	$32,016	$438,228	$(92,503)	$24,305	$9,535	$9,748	$(392,591)	$(3,278)
(A)    Includes elimination of intercompany transactions of $0.1 million primarily related to loan sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Six Months Ended June 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$671,510	$254,368	$925,878	$—	$—	$—	$—	$—	$925,878
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(380,590))	—	841,331	68,123	909,454	—	—	—	—	—	909,454
Servicing revenue, net	—	1,512,841	322,491	1,835,332	—	—	—	—	—	1,835,332
Interest income	101,587	28,110	27,042	156,739	110,933	49,629	37,042	71,025	11,693	437,061
Gain on originated residential mortgage loans, held-for-sale, net	709,879	77,501	—	789,885	—	(13,098)	—	—	—	776,787
Total revenues	811,466	1,618,452	349,533	2,781,956	110,933	36,531	37,042	71,025	11,693	3,049,180
Interest expense	57,013	74,802	52,153	183,968	29,245	32,200	4,350	19,649	20,250	289,662
G&A and other	758,190	208,629	147,957	1,114,776	1,482	35,325	4,414	31,008	462,955	1,649,960
Total operating expenses	815,203	283,431	200,110	1,298,744	30,727	67,525	8,764	50,657	483,205	1,939,622
Realized and unrealized gains (losses) on investments, net	—	(1,812)	(3,343)	(5,155)	(200,563)	18,765	(20,929)	(14,655)	—	(222,537)
Other income (loss), net	3,927	6,135	40,176	50,238	(4,727)	43,787	24,497	7,430	(9,505)	111,720
Total other income (loss)	3,927	4,323	36,833	45,083	(205,290)	62,552	3,568	(7,225)	(9,505)	(110,817)
Income (loss) before income taxes	190	1,339,344	186,256	1,528,295	(125,084)	31,558	31,846	13,143	(481,017)	998,741
Income tax expense (benefit)	(6)	312,352	40,929	353,275	—	1,177	38	(3,623)	(75,388)	275,479
Net income (loss)	196	1,026,992	145,327	1,175,020	(125,084)	30,381	31,808	16,766	(405,629)	723,262
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,694	—	269	1,963	—	—	17,828	—	—	19,791
Dividends on preferred stock	—	—	—	—	—	—	—	—	44,888	44,888
Net income (loss) attributable to common stockholders	$(1,498)	$1,026,992	$145,058	$1,173,057	$(125,084)	$30,381	$13,980	$16,766	$(450,517)	$658,583
(A)Includes elimination of intercompany transactions of $2.5 million primarily related to loan sales.

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base servicing
MSR-owned assets	$304,912	$287,904	$603,871	$550,755
Residential whole loans	1,920	3,019	4,336	6,408
Third party	23,015	23,069	45,378	46,722
	329,847	313,992	653,585	603,885
Other fees
Ancillary and other fees(A)	30,007	31,122	55,693	67,625

Change in fair value due to:
Realization of cash flows	(103,034)	(117,680)	(175,049)	(250,956)
Change in valuation inputs and assumptions and other	148,801	462,009	183,290	1,092,287
Total servicing fees	$405,621	$689,443	$717,519	$1,512,841

Servicing data – unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR-owned assets	$401,628	$399,900	$401,628	$399,900
UPB – Residential whole loans	8,753	10,959	8,753	10,959
UPB – Third party	95,603	87,190	95,603	87,190
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

The table below summarizes the components of Excess MSRs:

	June 30, 2023	December 31, 2022
Direct investments in Excess MSRs	$224,632	$249,366
Excess MSR Joint Ventures	66,770	72,437
Excess mortgage servicing rights, at fair value	$291,402	$321,803

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Total(A)
Balance as of December 31, 2022	$249,366
Interest income	9,391
Other income	—
Proceeds from repayments	(23,005)
Proceeds from sales	(703)
Change in fair value	(10,417)
Balance as of June 30, 2023	$224,632
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

The following table summarizes direct investments in Excess MSRs:

June 30, 2023							December 31, 2022
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Former Manager-managed funds	Mr. Cooper
$46,130,066	32.5% – 100.0% (56.5%)	0.0% – 50%	0.0% – 35.0%	6.3	$193,154	$224,632	$249,366
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related servicer advance investments, including the basic fee component of the related MSR as of June 30, 2023 (Note 6) on $16.2 billion UPB underlying these Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Changes in fair value of investments consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Original and Recaptured Pools	$(599)	$1,066	$(10,417)	$(1,564)

As of June 30, 2023, a weighted average discount rate of 8.3% was used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	June 30, 2023	December 31, 2022
Excess MSR	$123,668	$135,356
Other assets	10,558	10,204
Other liabilities	(687)	(687)
Equity	$133,539	$144,873

Rithm Capital’s investment	$66,770	$72,437
Rithm Capital’s percentage ownership	50.0%	50.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$3,278	$410	$5,682	$6,077
Other income (loss)	666	(91)	(4,558)	(2,343)
Expenses	(8)	(8)	(16)	(16)
Net income (loss)	$3,936	$311	$1,108	$3,718

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2022	$72,437
Distributions of capital from equity method investees	(6,221)
Change in fair value of investments in equity method investees	554
Balance at June 30, 2023	$66,770

The following is a summary of Excess MSR investments made through equity method investees:

	June 30, 2023
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$18,193,581	66.7%	50.0%	$99,628	$123,668	5.3
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
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2022	$8,889,403
Purchases, net(A)	—
Originations(B)	342,816
Proceeds from sales(C)	(423,391)
Change in fair value due to:
Amortization of servicing rights(D)	(245,101)
Change in valuation inputs and assumptions	124,829
Balance at June 30, 2023	$8,688,556
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Relates primarily to excess servicing cash flows sold on certain agency loans with a total UPB of approximately $56.7 billion during the three months ended June 30, 2023. In connection with these sales, the Company recorded a gain of approximately $4.1 million during the period, which is included within change in fair value of MSRs and MSR financing receivables in the Consolidated Statements of Operations.
(D)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of Servicing Revenue, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$432,965	$434,789	$872,197	$856,344
Ancillary and other fees	32,597	34,689	63,204	69,534
Servicing fee revenue, net and fees	465,562	469,478	935,401	925,878
Change in fair value due to:
Amortization of servicing rights	(139,410)	(180,265)	(245,101)	(380,590)
Change in valuation inputs and assumptions, net of realized gains (losses)	161,442	514,955	124,829	1,359,669
Change in fair value of derivative instruments	—	—	—	7,189
Gain (loss) on settlement of derivative instruments	—	—	—	(76,814)
Servicing revenue, net	$487,594	$804,168	$815,129	$1,835,332

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes MSRs and MSR financing receivables by type as of June 30, 2023:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$357,246,649	7.6	$5,703,219
Non-Agency	51,345,436	6.7	722,415
Ginnie Mae(C)	123,799,933	7.2	2,262,922
Total/Weighted Average	$532,392,018	7.4	$8,688,556
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of June 30, 2023, weighted average discount rates of 8.5% (range of 7.8% – 10.8%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of June 30, 2023, Rithm Capital holds approximately $1.3 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly-owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of June 30, 2023, Rithm Capital holds approximately $1.3 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of June 30, 2023, Rithm Capital holds approximately $0.5 billion of repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

Of the Rights to MSRs sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of June 30, 2023, with respect to MSRs representing approximately $11.9 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2023	December 31, 2022
California	17.3%	17.4%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.8%	5.9%
New Jersey	4.4%	4.4%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.4%	3.4%
Georgia	3.0%	2.9%
Other U.S.	38.3%	38.2%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of June 30, 2023 and 2022 was $95.6 billion and $87.2 billion, respectively. Rithm Capital earned servicing revenue of $69.1 million and $66.1 million for the six months ended June 30, 2023 and 2022, respectively, related to unaffiliated serviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Operations.

Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers and, in relation to certain owned MSRs, including to perform the operational servicing duties, including recapture activities in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Operations. As of June 30, 2023, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 8.8%, 7.6%, 5.5%, 2.6% and 0.1%, respectively, of the MSRs owned by Rithm Capital. The remaining 75.4% of owned MSRs are serviced by the Mortgage Company (Note 1).

During the second quarter of 2023, Rithm Capital notified Mr. Cooper and LoanCare that their respective subservicing agreements would not be renewed and servicing related to loans subserviced by Mr. Cooper and LoanCare would be transferred to the Mortgage Company.

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in servicer advances receivable on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the type of advances included in the servicer advances receivable:

	June 30, 2023	December 31, 2022
Principal and interest advances	$575,916	$664,495
Escrow advances (taxes and insurance advances)	1,159,663	1,426,409
Foreclosure advances	763,999	754,073
Total(A)(B)(C)	$2,499,578	$2,844,977
(A)Includes $447.6 million and $526.5 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $221.2 million and $261.8 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Excludes $51.7 million and $19.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $92.9 million, or 3.7%, and $65.4 million, or 2.3%, for expected non-recovery of advances as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2022	$65,428
Provision	41,541
Write-offs	(14,088)
Balance at June 30, 2023	$92,881

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

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Advance Purchaser”), a joint venture entity, and owns an approximately 89.3% interest in Advance Purchaser as of June 30, 2023 and December 31, 2022. Advance Purchaser was established in December 2013 for the purpose of investing in residential mortgage related advances. As of June 30, 2023, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments; however, Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Our servicer advance investments are included in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2023
Servicer advance investments	$371,955	$385,927	5.7%	6.0%	8.1
December 31, 2022
Servicer advance investments	$392,749	$398,820	5.7%	5.6%	8.4
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2023
Servicer advance investments(D)	$16,235,846	$327,574	2.0%	$295,215	87.4%	85.2%	7.3%	6.7%
December 31, 2022
Servicer advance investments(D)	$17,033,753	$341,628	2.0%	$319,276	90.2%	88.3%	6.5%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	June 30, 2023	December 31, 2022
Principal and interest advances	$60,545	$66,892
Escrow advances (taxes and insurance advances)	146,201	155,438
Foreclosure advances	120,828	119,298
Total	$327,574	$341,628

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

7.    REAL ESTATE AND OTHER SECURITIES

“Agency” RMBS are RMBS issued by the GSEs or Ginnie Mae. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

The following table summarizes Real Estate and Other Securities for Available for Sale and RMBS Measured at Fair Value securities by designation:

	June 30, 2023									December 31, 2022
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Principal Subordination(D)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(E)	$77,260	$—	$—	$69,217	1	3.5%	3.5%	11.0	N/A	$73,439
Non-Agency(F)(G)	2,554,308	71,518	(30,523)	379,957	333	3.5%	3.8%	5.5	29.7%	397,076

RMBS Measured at Fair Value through Net Income (FVO):
Agency(E)	7,822,721	56,076	(23,931)	7,700,458	38	5.1%	5.1%	8.9	N/A	7,264,978
Non-Agency(F)(G)	14,997,590	73,761	(89,671)	572,386	354	2.9%	5.7%	7.4	15.8%	553,784

Total/Weighted Average	$25,451,879	$201,355	$(144,125)	$8,722,018	726	4.9%	5.1%	8.7		$8,289,277
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $17.9 million and $1.1 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)Percentage of the amortized cost basis of securities that is subordinate to Rithm Capital’s investments, excluding fair value option securities.
(E)The total outstanding face amount was $7.9 billion for fixed rate securities as of June 30, 2023.
(F)The total outstanding face amount was $8.0 billion (including $7.2 billion of residual and fair value option notional amount) for fixed rate securities and $9.5 billion (including $9.2 billion of residual and fair value option notional amount) for floating rate securities as of June 30, 2023.
(G)Includes other asset-backed securities consisting primarily of (i) interest-only securities, servicing strips and commercial mortgage backed securities (fair value option securities) which Rithm Capital elected to carry at fair value and record changes to valuation through earnings, (ii) bonds backed by consumer loans and (iii) corporate debt.

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Corporate debt	$514	$6	$—	$503	2	8.2%	9.4%	1.7
Consumer loan bonds	340	613	—	616	2	N/A	N/A	0.2
Fair value option securities:
Interest-only securities	9,522,980	38,526	(30,347)	154,552	145	0.8%	8.2%	2.3
Servicing strips	4,178,674	26,181	(3,110)	62,481	61	0.4%	10.9%	3.8
Commercial Mortgage Backed Securities	3,931	94	—	3,869	2	7.7%	7.7%	1.8

The following table summarizes Real Estate and Other Securities for Held to Maturity securities:

	June 30, 2023							December 31, 2022
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$1,000,000	$978,982	$979,200	$218	1	5.4%	0.4	$—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023			2022		2023			2022
(in millions)	Treasury	Agency	Non-Agency	Agency	Non-Agency	Treasury	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$1,000.0	$—	$447.4	$—	$1,073.0	$1,000.0	$2,162.4	$472.6	$998.2	$3,283.1
Purchase price	973.8	—	30.2	—	32.9	973.8	2,154.4	32.6	1,004.5	148.6

Sales
Face	$—	$—	$—	$829.8	$—	$—	$1,462.4	$—	$829.8	$—
Amortized cost	—	—	0.2	857.0	—	—	1,442.8	0.2	857.0	1.6
Sale price	—	—	—	738.9	—	—	1,395.9	—	738.9	—
Gain (loss) on sale	—	—	(0.2)	(118.1)	—	—	(46.9)	(0.2)	(118.1)	(1.6)

As of June 30, 2023, Rithm Capital had no unsettled trades. As of December 31, 2022, Rithm Capital had purchased $738.4 million face amount of Agency RMBS for $730.0 million and sold $490.8 million face amount of Agency RMBS for $471.6 million which had not yet been settled. Unsettled purchases and sales are recorded on a trade date basis and grouped and presented within Payable for Investments Purchased and Receivable for Investments Sold on the Consolidated Balance Sheets.

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

During the six months ended June 30, 2023, Rithm Capital purchased $1.0 billion of 6-month U.S. Treasury Bills maturing on November 24, 2023.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of June 30, 2023:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Coupon	Yield	Life (Years)
Less than 12 Months	$68,200	$59,715	$—	$59,715	$(5,143)	$54,572	71	3.0%	4.0%	4.9
12 or More Months	311,114	303,980	(11,624)	292,356	(25,380)	266,976	127	3.7%	3.6%	7.1
Total/Weighted Average	$379,314	$363,695	$(11,624)	$352,071	$(30,523)	$321,548	198	3.6%	3.7%	6.7
(A)Represents credit impairment on securities in an unrealized loss position as of June 30, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	June 30, 2023				December 31, 2022
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	73,616	73,965	(11,624)	(349)	77,843	78,101	(10,816)	(258)
Non-credit impaired securities	247,932	278,106	—	(30,174)	271,405	304,831	—	(33,426)
Total debt securities in an unrealized loss position	$321,548	$352,071	$(11,624)	$(30,523)	$349,248	$382,932	$(10,816)	$(33,684)
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

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as Available-for-Sale (“AFS”) (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2022	$4,140	$6,676	$10,816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(221)	—	(221)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses, or an allowance recorded in a previous period	(168)	1,197	1,029
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at June 30, 2023	$3,751	$7,873	$11,624

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

The following is the outstanding face amount and carrying value for securities, for which, as of the acquisition date, it was probable that Rithm Capital would be unable to collect all contractually required payments, excluding residual and fair value option securities:

	Outstanding Face Amount	Carrying Value
June 30, 2023	$439,357	$63,496
December 31, 2022	443,680	66,775

The following is a summary of the changes in accretable yield for these securities:

Balance at December 31, 2022	$41,200
Additions	—
Accretion	(1,047)
Reclassifications from (to) non-accretable difference	2,653
Disposals	—
Balance at June 30, 2023	$42,806

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

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2023, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	June 30, 2023					December 31, 2022
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value	$479,193	$400,206	8,914	8.7%	3.3	$452,519

Acquired performing loans(B)	72,427	61,083	1,992	8.4%	3.6	72,425
Acquired non-performing loans(C)	28,168	22,862	336	8.2%	2.8	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$100,595	$83,945	2,328	8.3%	3.4	$101,027

Acquired performing loans(B)(D)	$968,911	$933,849	3,414	6.5%	10.8	$890,131
Acquired non-performing loans(C)(D)	237,335	216,219	1,236	4.6%	19.2	340,342
Originated loans	1,838,139	1,858,654	6,479	6.4%	29.4	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$3,044,385	$3,008,722	11,129	6.3%	22.7	$3,297,271

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$3,144,980	$3,092,667				$3,398,298
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on nonaccrual status when principal or interest is 90 days or more past due.
(C)As of June 30, 2023, Rithm Capital has placed non-performing loans, held-for-sale on nonaccrual status, except as described in (D) below.
(D)Includes $311.6 million and $210.9 million UPB of Ginnie Mae Early Buyout Options (“EBOs”) performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2023	December 31, 2022
Florida	11.1%	10.9%
California	8.7%	10.2%
Texas	8.0%	8.9%
New York	7.1%	6.8%
Georgia	4.3%	4.2%
Illinois	3.4%	3.6%
New Jersey	3.4%	3.8%
Indiana	3.2%	3.2%
Maryland	3.1%	3.1%
Virginia	3.0%	2.7%
Other U.S.	44.7%	42.6%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate carrying value of loans:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	June 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$335,499	$294,929	$(40,569)	$468,147	$423,321	$(44,826)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	16,973,737	16,973,737
Sales	—	(6,946)	(17,324,863)	(17,331,809)
Purchases/additional fundings	1,269	—	115,295	116,564
Proceeds from repayments	(25,563)	(5,932)	(92,628)	(124,123)
Transfer of loans to other assets(A)	—	—	2,528	2,528
Transfer of loans to real estate owned	(3,685)	(2,137)	(1,112)	(6,934)
Transfers of loans to held-for-sale	(30,556)	—	—	(30,556)
Transfer of loans from held-for-investment	—	—	30,556	30,556
Valuation (provision) reversal on loans	—	(2,067)	—	(2,067)
Fair value adjustments due to:
Changes in instrument-specific credit risk	3,469	—	6,317	9,786
Other factors	2,753	—	1,621	4,374
Balance at June 30, 2023	$400,206	$83,945	$3,008,722	$3,492,873
(A)Represents loans for which foreclosure has been completed and for which Rithm Capital has made, or intends to make, a claim with the governmental agency that has guaranteed the loans that are grouped and presented as part of claims receivable in Other Assets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans held-for-investment, at fair value	$9,214	$10,468	$18,723	$20,749
Loans held-for-sale, at lower of cost or fair value	1,884	2,045	3,388	3,816
Loans held-for-sale, at fair value	41,745	56,343	79,031	126,651
Total interest income	52,843	68,856	101,142	151,216

Interest expense:
Loans held-for-investment, at fair value	4,849	3,081	9,519	6,162
Loans held-for-sale, at lower of cost or fair value	982	823	1,889	1,672
Loans held-for-sale, at fair value	42,787	39,267	85,503	81,379
Total interest expense	48,618	43,171	96,911	89,213

Net interest income	$4,225	$25,685	$4,231	$62,003

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

The following table summarizes the components of Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(119,821)	$(421,834)	$(154,135)	$(792,255)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(11,483)	526,933	(1,579)	1,051,756
MSRs retained on transfer of residential mortgage loans(C)	202,303	329,470	342,816	790,922
Other(D)	2,302	1,838	(3,141)	29,539
Realized gain on sale of originated residential mortgage loans, net	$73,301	$436,407	$183,961	$1,079,962
Change in fair value of residential mortgage loans	27,891	20,038	59,489	(269,959)
Change in fair value of interest rate lock commitments (Note 17)	(19,898)	77,481	6,342	(50,204)
Change in fair value of derivative instruments (Note 17)	70,528	(229,135)	11,298	16,988
Gain on originated residential mortgage loans, held-for-sale, net	$151,822	$304,791	$261,090	$776,787
(A)Includes residential mortgage loan origination fees of $94.0 million and $116.8 million for the three months ended June 30, 2023 and 2022, respectively. Includes residential mortgage loan origination fees of $162.9 million and $369.3 million for the six months ended June 30, 2023 and 2022, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

9.    CONSUMER LOANS

On June 20, 2023 Rithm Capital purchased a portfolio of consumer loans from Goldman Sachs Bank USA (the “Marcus loans”). The portfolio consists of unsecured fixed rate closed end installment loans. In tandem with this purchase, Rithm Capital entered into a loan servicing agreement with Goldman Sachs Bank USA (“Goldman”) whereby Goldman will continue to service the Marcus loans for the duration of their life.

Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans purchased from the joint venture SpringCastle. The portfolio includes personal unsecured loans and personal homeowner loans. OneMain Holdings Inc is the servicer of the loans and provides all servicing and advancing functions for the SpringCastle portfolio. As of June 30, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The following table summarizes characteristics of the consumer loan portfolio, inclusive of the SpringCastle and Marcus consumer loans:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
June 30, 2023
SpringCastle	$291,564	$319,725	18.0%	3.5
Marcus	1,360,425	1,282,846	10.7%	1.4
Total consumer loans	$1,651,989	$1,602,571	12.0%	1.7
December 31, 2022
SpringCastle	$330,428	$363,756	17.8%	3.4
Marcus	—	—	—%	—
Total consumer loans	$330,428	$363,756	17.8%	3.4

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of consumer loans:

	June 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle
Current	$286,397	$314,133	$27,736	$325,192	$358,057	$32,865
90+	5,167	5,592	425	5,236	5,699	463
Total SpringCastle	$291,564	$319,725	$28,161	$330,428	$363,756	$33,328

Marcus
Current	$1,360,425	$1,282,846	$(77,579)	$—	$—	$—
90+	—	—	—	—	—	—
Total Marcus	$1,360,425	$1,282,846	$(77,579)	$—	$—	$—

	$1,651,989	$1,602,571	$(49,418)	$330,428	$363,756	$33,328
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes activities related to the carrying value of consumer loans:

	SpringCastle	Marcus	Total
Balance at December 31, 2022	$363,756	$—	$363,756
Purchases	—	1,317,347	1,317,347
Additional fundings(A)	13,493	—	13,493
Proceeds from repayments	(52,494)	(37,290)	(89,784)
Accretion of loan discount and premium amortization, net	4,954	2,789	7,743
Fair value adjustment due to:
Changes in instrument-specific credit risk	1,964	—	1,964
Other factors	(11,948)	—	(11,948)
Balance at June 30, 2023	$319,725	$1,282,846	$1,602,571
(A)Represents draws on consumer loans with revolving privileges.

10. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in SFR properties:

	June 30, 2023	December 31, 2022
Land	$175,093	$175,607
Building	700,372	702,427
Capital improvements	129,268	118,999
Total gross investment in SFR properties	1,004,733	997,033
Accumulated depreciation	(39,539)	(25,720)
Investment in SFR properties, net	$965,194	$971,313

Depreciation expense for the six months ended June 30, 2023 and 2022 totaled $13.9 million and $6.6 million, respectively, and is included in Other Income (Loss), Net in the Consolidated Statements of Operations.

As of June 30, 2023 and December 31, 2022, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.0 million and $7.7 million, respectively.

SFR properties held-for-sale are managed for near term sale and disposition. For the six months ended June 30, 2023, Rithm Capital transferred 30 SFR properties to held-for-sale.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total

Balance at December 31, 2022	$971,313	$—	$971,313
Acquisitions and capital improvements	11,975	—	11,975
Reclassifications to SFR properties	(9,747)	9,747	—
Dispositions	(250)	(3,970)	(4,220)
Accumulated depreciation	(13,814)	(60)	(13,874)
Balance at June 30, 2023	$959,477	$5,717	$965,194

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

Remainder of 2023	$63,225
2024 and thereafter	22,783
Total	$86,008

The following table summarizes the activity of the SFR portfolio by units:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total
Balance at December 31, 2022	3,731	—	3,731
Acquisition of SFR units	5	—	5
Transfer to held-for-sale	(30)	30	—
Disposition of SFR units	(1)	(11)	(12)
Balance at June 30, 2023	3,705	19	3,724

See Note 18 regarding the financing of SFR Properties.

11. MORTGAGE LOANS RECEIVABLE

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes Mortgage Loans Receivable outstanding by loan purpose as of June 30, 2023:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$898,824	46.3%	460	40.5%	9.2%	15.4	76.0% / 64.0%
Bridge	835,005	43.1%	469	41.4%	9.0%	24.8	71.1%
Renovation	205,670	10.6%	205	18.1%	9.6%	14.3	78.0% / 64.9%
	$1,939,499	100.0%	1,134	100.0%	9.2%	19.3	N/A
(A)Mortgage loans receivable are carried at fair value. See Note 19 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) and loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for Mortgage Loans Receivables:

Balance at December 31, 2022	$2,064,028
Initial loan advances	623,008
Construction holdbacks and draws	317,754
Paydowns and payoffs	(1,065,291)
Balance at June 30, 2023	$1,939,499

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of Mortgage Loans Receivable:

	June 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$1,922,424	$1,922,424	$—	$2,064,028	$2,064,028	$—
90+	17,074	17,074	—	—	—	—

The following table summarizes the geographic distribution of the underlying Mortgage Loans Receivable as of June 30, 2023:

State Concentration	Percentage of Total Loan Commitment
California	52.5%
Washington	8.9%
New York	7.1%
Colorado	6.9%
Florida	5.3%
Arizona	4.6%
Illinois	2.5%
North Carolina	2.2%
Texas	1.8%
New Jersey	1.7%
Other U.S.	6.5%
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,369,025	$1,336,508
Restricted cash	319,765	281,126
Total cash, cash equivalents and restricted cash	$1,688,790	$1,617,634

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances:

	June 30, 2023	December 31, 2022
MSRs and servicer advances	$71,069	$69,347
Real estate and other securities	4,154	4,604
Consumer loans	21,454	15,930
SFR properties	11,849	4,627
Origination and servicing	167,327	161,249
Mortgage loans receivable	43,912	25,369
Total restricted cash	$319,765	$281,126

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Margin receivable, net(A)	$209,099	$20,614	Margin payable	$25,157	$4,852
Excess MSRs, at fair value (Note 4)	291,402	321,803	Interest payable	124,041	87,700
Servicer advance investments, at fair value (Note 6)	385,927	398,820	Accounts payable	189,813	155,492
Servicing fee receivables	118,496	128,438	Derivative liabilities (Note 17)	9,372	18,064
Principal and interest receivable	147,859	106,608	Accrued compensation and benefits	97,400	112,762
Equity investments(B)	55,943	71,388	Operating lease liabilities (Note 16)	107,501	101,225
Other receivables	126,663	146,131	Deferred tax liability	751,481	711,855
REO	17,975	19,379	Other liabilities	309,981	294,717
Goodwill (Note 15)(C)	85,199	85,199		$1,614,746	$1,486,667
Notes receivable, at fair value(E)	33,250	—
Warrants, at fair value	19,124	19,346
Property and equipment	28,066	37,883
Intangible assets (Note 15)	131,049	141,413
Prepaid expenses	44,578	60,817
Operating lease right-of-use assets (Note 16)	82,804	77,329
Derivative assets (Note 17)	55,894	52,229
Loans receivable, at fair value(D)	28,942	94,401
Other assets	173,311	132,809
	$2,035,581	$1,914,607
(A)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(B)Represents equity investments in (i) commercial redevelopment projects and (ii) operating companies providing services throughout the real estate industry, including investments in Covius Holding Inc. (“Covius”), a provider of various technology-enabled services to the mortgage and real estate sectors, preferred stock in Valon Mortgage, Inc.

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
(E)Represents note receivable acquired pursuant to a loan sale agreement, secured by certain commercial properties. The note is accounted for under the fair value option.

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

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2022	$19,379
Purchases	—
Property received in satisfaction of loan	14,662
Sales(A)	(16,027)
Valuation (provision) reversal	(38)
Balance at June 30, 2023	$17,976
(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2023, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with unpaid principal balances of $66.5 million and $18.5 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2022	$—	$94,401	$94,401
Fundings	33,250	—	33,250
Payment in Kind	—	3,255	3,255
Proceeds from repayments	—	(68,945)	(68,945)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	—	231	231
Balance at June 30, 2023	$33,250	$28,942	$62,192

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of notes and loans receivable:

	June 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$130,214	$62,192	$(68,022)	$157,745	$94,401	$(63,344)
90+	—	—	—	—	—	—
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

14. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND OTHER

General and Administrative expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Legal and professional	$21,385	$20,822	$34,140	$49,408
Loan origination	12,323	35,015	24,080	74,916
Occupancy	16,382	28,886	34,748	58,663
Subservicing	40,625	41,987	75,881	88,795
Loan servicing	2,520	4,866	5,496	10,170
Property and maintenance	23,935	22,108	47,970	45,711
Other	64,338	71,587	126,348	143,846
Total general and administrative expenses	$181,508	$225,271	$348,663	$471,509

Other Income (Loss)

The following table summarizes the components of Other income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate and other securities	$(122,578)	$(497,735)	$(38,727)	$(1,104,587)
Residential mortgage loans and REO	(10,123)	(43,094)	7,974	(131,619)
Derivative instruments	215,952	416,393	64,946	1,038,565
Other(A)	6,174	(12,795)	(20,417)	(24,896)
Realized and unrealized gains (losses) on investments, net	$89,425	$(137,231)	$13,776	$(222,537)

Unrealized gain (loss) on secured notes and bonds payable	$4,549	$27,957	$2,049	$35,151
Rental revenue	17,743	12,272	35,866	20,402
Property and maintenance revenue	33,117	32,035	66,754	66,340
(Provision) reversal for credit losses on securities	(2,035)	(2,174)	(807)	(2,885)
Valuation and credit loss (provision) reversal on loans and real estate owned	(3,777)	(1,614)	(2,202)	(4,643)
Other income (loss)	(33,737)	(9,088)	(55,322)	(2,645)
Other income (loss), net	$15,860	$59,388	$46,338	$111,720

Total Other income (loss)	$105,285	$(77,843)	$60,114	$(110,817)
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, Rithm Capital identified intangible assets in the form of licenses, customer relationships, business relationships and trade names.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at June 30, 2023	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 7	137,922	120,787
Trademarks / Trade names	1 to 5	10,259	10,259
		206,130	188,995
Accumulated Amortization
Customer relationships		16,063	12,960
Purchased technology		54,765	30,959
Trademarks / Trade names		4,253	3,663
		75,081	47,582
Intangible Assets, Net
Customer relationships		41,886	44,989
Purchased technology(A)		83,157	89,828
Trademarks / Trade names(B)		6,006	6,596
		$131,049	$141,413
(A)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(B)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

The following table summarizes the expected future amortization expense for acquired intangible assets as of June 30, 2023:

Year Ending	Amortization Expense
July 1 through December 31, 2023	$14,398
2024	27,456
2025	25,776
2026	17,694
2027 and thereafter	22,484
$107,808

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended June 30, 2023 and 2022 totaled $10.9 million and $11.0 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $23.1 million and $23.7 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

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

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Amount
July 1 through December 31, 2023	$14,882
2024	25,929
2025	20,707
2026	13,520
2027	11,257
2028 and thereafter	37,630
Total remaining undiscounted lease payments	123,925
Less: imputed interest	16,424
Total remaining discounted lease payments	$107,501

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $7.1 million due in the future periods.

Other information related to operating leases is summarized below:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	6.3	5.7
Weighted-average discount rate	4.4%	4.0%

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

As of June 30, 2023, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivative assets
Interest rate swaps(A)	Other assets	$1,248	$449
Interest rate lock commitments	Other assets	19,528	16,015
TBAs	Other assets	35,118	35,765
Options on treasury futures	Other assets	—	—
		$55,894	$52,229
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$4,400	$7,229
TBAs	Accrued expenses and other liabilities	4,972	10,835
		$9,372	$18,064
(A)Net of $1.0 billion and $1.2 billion of related variation margin balances as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes notional amounts related to derivatives:

	June 30, 2023	December 31, 2022
Interest rate swaps(A)	$21,240,000	$23,085,000
Interest rate lock commitments	3,689,864	2,647,747
TBAs, short position(B)	9,068,000	8,473,221
TBAs, long position(B)	—	31,500
(A)Includes $18.8 billion notional of receive LIBOR or Secured Overnight Financing Rate (“SOFR”)/pay fixed of 2.2% and $2.4 billion notional of receive fixed of 3.4%/pay LIBOR or SOFR with weighted average maturities of 31 months and 43 months, respectively, as of June 30, 2023. Includes $23.1 billion notional of receive LIBOR or SOFR/pay fixed of 1.9% and $0.0 billion notional of receive fixed of 0.0%/pay LIBOR or SOFR with weighted average maturities of 35 months and 0 months, respectively, as of December 31, 2022.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing revenue, net(A)
TBAs	$—	$—	$—	$3,300
Treasury futures	—	—	—	(1,746)
Options on treasury futures	—	—	—	5,635
	—	—	—	7,189
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(19,898)	77,481	6,342	(50,204)
TBAs	71,212	(229,135)	13,229	16,988
Interest rate swaps	(684)	—	(1,931)	—
	50,630	(151,654)	17,640	(33,216)
Realized and unrealized gains (losses) on investments, net(B)
Interest rate swaps	215,445	241,272	71,820	679,927
TBAs(C)	507	175,121	(6,875)	358,638
	215,952	416,393	64,945	1,038,565

Total gain (loss)	$266,582	$264,739	$82,585	$1,012,538
(A)Represents unrealized gain (loss).
(B)Excludes no loss for the three months ended June 30, 2023 and 2022 included within Servicing Revenue, Net (Note 5). Excludes no loss and $76.8 million loss for the six months ended June 30, 2023 and 2022, respectively, included within Servicing Revenue, Net.
(C)Excludes $11.5 million loss and $526.9 million gain for the three months ended June 30, 2023 and 2022, respectively, and $1.6 million loss and $1.1 billion gain for the six months ended June 30, 2023 and 2022, respectively, included within Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (Note 8).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	June 30, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,446,085	$2,445,472	Jul-23 to Jan-25	6.6%	0.5	$2,837,968	$2,886,669	$2,792,211	17.1	$2,606,004
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,108,682	1,108,682	Dec-23 to May-24	7.9%	0.3	1,328,445	1,328,445	1,328,445	1.0	1,220,662
Agency RMBS or U.S. Treasury Bills(D)	8,618,426	8,618,426	Jul-23 to Feb-24	5.3%	0.3	8,899,981	8,716,511	8,748,656	8.0	6,821,788
Non-Agency RMBS(E)	584,848	584,848	Jul-23 to Oct-27	7.1%	1.0	14,020,165	900,002	920,969	5.9	609,282
Total Secured Financing Agreements	12,758,041	12,757,428		5.9%	0.4					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	202,663	202,663	Aug-25	3.7%	2.1	64,323,647	242,967	286,573	6.1	227,596
MSRs(H)	4,305,473	4,295,903	Jan-24 to Mar-28	6.6%	2.3	524,360,256	6,473,508	8,614,954	7.4	4,791,543
Servicer Advance Investments(I)	295,215	294,398	Aug-23 to Mar-24	7.3%	0.7	327,574	371,955	385,927	8.2	318,445
Servicer Advances(I)	2,134,039	2,133,531	Aug-23 to Nov-26	4.5%	0.6	2,526,703	2,447,918	2,447,918	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.0%	0.9	655,807	661,185	667,699	29.0	769,988
Consumer Loans(K)	1,476,880	1,441,648	Jun-28 to Sep 37	9.3%	4.7	1,651,989	1,587,232	1,602,571	1.8	299,498
SFR Properties	827,339	784,608	Mar-26 to Sep-27	4.2%	3.8	N/A	958,104	958,104	N/A	817,695
Mortgage Loans Receivable	524,062	512,255	Jul 26 to Dec-26	5.6%	3.3	560,721	560,721	560,721	0.6	512,919
Total Secured Notes and Bonds Payable	10,415,671	10,315,006		6.2%	2.3					10,098,943
Total/ Weighted Average	$23,173,712	$23,072,434		6.0%	1.2					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $116.9 million of associated accrued interest payable as of June 30, 2023.
(D)Includes $972.3 million face amount of repurchase agreements collateralized by U.S. Treasury Bills. All repurchase agreements have a fixed rate.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $255.4 million which bear interest at an average fixed rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)Includes $202.7 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.8 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.6 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)$1.2 billion face amount of the notes have a fixed rate of 1.6% while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 1.5% to 3.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $238.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $1.2 billion of debt collateralized by the Marcus loans bearing interest at the sum of one-month SOFR plus a margin of 3.0%.

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2023, Rithm Capital has margin exposure on $12.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$227,596	$4,791,543	$2,679,704	$7,431,070	$3,371,315	$299,498	$822,372	$1,733,581	$21,356,679
Secured Financing Agreements
Borrowings	—	—	—	26,093,901	17,617,548	—	—	1,089,172	44,800,621
Repayments	—	—	—	(24,321,697)	(17,774,811)	—	(4,677)	(1,201,151)	(43,302,336)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,408	—	—	—	1,408
Secured Notes and Bonds Payable
Borrowings	—	1,310,004	1,262,565	—	—	1,185,612	—	—	3,758,181
Repayments	(24,933)	(1,804,529)	(1,517,240)	—	(116,730)	(39,504)	(35,141)	—	(3,538,077)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—	—	—
Unrealized gain on notes, fair value	—	—	—	—	(3,258)	1,872	—	(665)	(2,051)
Capitalized deferred financing costs, net of amortization	—	(1,115)	2,900	—	—	(5,830)	2,054	—	(1,991)
Balance at June 30, 2023	$202,663	$4,295,903	$2,427,929	$9,203,274	$3,095,472	$1,441,648	$784,608	$1,620,937	$23,072,434
(A)Rithm Capital net settles daily borrowings and repayments of the Secured Notes and Bonds Payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of June 30, 2023 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2023	$1,204,448	$11,089,405	$12,293,853
2024	1,949,664	3,387,298	5,336,962
2025	—	1,655,367	1,655,367
2026	—	1,736,959	1,736,959
2027	728,691	245,000	973,691
2028 and thereafter	1,476,880	250,000	1,726,880
	$5,359,683	$18,364,029	$23,723,712
(A)Includes secured notes and bonds payable of $5.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $12.8 billion and $5.6 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $8.6 billion collateralized by Agency RMBS or U.S. Treasury Bills.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2023:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,398,330	$2,034,184	$3,364,146
Loan originations	7,421,000	1,520,582	5,900,418

Secured Notes and Bonds Payable
Excess MSRs	286,380	202,662	83,718
MSRs	7,155,473	4,305,473	2,850,000
Servicer advances	3,595,000	2,429,254	1,165,746
Residential mortgage loans	290,715	189,364	101,351
	$24,146,898	$10,681,519	$13,465,379
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of June 30, 2023.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured Senior Notes, Net of Issuance Costs on the Consolidated Balance Sheets. For the three months ended June 30, 2023, the Company recognized interest expense of $8.6 million. At June 30, 2023, the unamortized debt issuance costs was approximately $4.0 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the Indenture, dated September 16, 2020, pursuant to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

which the 2025 Senior Notes were issued) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2023, the Company was in compliance with all covenants.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2023 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$64,323,647	$291,402	$—	$—	$291,402	$291,402
MSRs and MSR financing receivables(A)	532,392,018	8,688,556	—	—	8,688,556	8,688,556
Servicer advance investments	327,574	385,927	—	—	385,927	385,927
Real estate and other securities(B)	26,451,879	9,701,000	979,200	7,769,675	952,343	9,701,218
Residential mortgage loans, held-for-sale	100,595	83,945	—	—	83,945	83,945
Residential mortgage loans, held-for-sale, at fair value	3,044,385	3,008,722	—	2,871,464	137,258	3,008,722
Residential mortgage loans, held-for-investment, at fair value	479,193	400,206	—	—	400,206	400,206
Residential mortgage loans subject to repurchase	1,296,097	1,296,097	—	1,296,097	—	1,296,097
Consumer loans	1,651,989	1,602,571	—	—	1,602,571	1,602,571
Mortgage loans receivable(C)	1,939,499	1,939,499	—	347,327	1,592,172	1,939,499
Notes receivable	101,272	33,250	—	—	33,250	33,250
Loans receivable	28,942	28,942	—	—	28,942	28,942
Cash, cash equivalents and restricted cash	1,688,790	1,688,790	1,688,790	—	—	1,688,790
Other assets(D)	N/A	21,131	—	—	21,131	21,131
Derivative assets	32,686,554	55,894	—	36,366	19,528	55,894
		$29,225,932	$2,667,990	$12,320,929	$14,237,231	$29,226,150
Liabilities
Secured financing agreements	$12,758,041	$12,757,428	$—	$12,757,428	$—	$12,757,428
Secured notes and bonds payable(E)	10,415,671	10,315,006	—	312,255	10,351,768	10,664,023
Unsecured senior notes, net of issuance costs	545,930	545,930	—	—	515,697	515,697
Residential mortgage loan repurchase liability	1,296,097	1,296,097	—	1,296,097	—	1,296,097
Derivative liabilities	1,311,310	9,372	—	4,972	4,400	9,372
		$24,923,833	$—	$14,370,752	$10,871,865	$25,242,617
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes U.S. Treasury Bills classified as Level 1 and held at amortized cost basis of $979.0 million (see Note 7).
(C)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of June 30, 2023, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $45.6 million.
(D)Excludes the indirect equity investment in a commercial redevelopment project accounted for at fair value on a recurring basis based on NAV of Rithm Capital’s investment. The investment had a fair value of $0 as of June 30, 2023.
(E)Includes SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $574.1 million as of June 30, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3									Total
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$950,860	$8,786	$713,896	$363,756	$94,401	$1,714,053	$13,455,778
Transfers
Transfers from Level 3	—	—	—	—	—	(41,430)	—	—	(163,902)	(205,332)
Transfers to Level 3	—	—	—	—	—	20,997	—	—	—	20,997
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	374	—	—	—	—	—	374
Servicing revenue, net(E)
Included in servicing revenue(E)	—	(120,272)	—	—	—	—	—	—	—	(120,272)
Change in fair value of:
Excess MSRs(D)	(9,863)	—	—	—	—	—	—	—		(9,863)
Servicer advance investments	—	—	7,900	—	—	—	—	—	—	7,900
Residential mortgage loans	—	—	—	—	—	4,448	—	—	—	4,448
Consumer loans	—	—	—	—	—	—	(9,984)	—	—	(9,984)
Other income (loss), net(D)	—	—	—	19,017	6,342	40,791	—	231	—	66,381
Gains (losses) included in OCI(F)	—	—	—	2,327	—	—	—	—	—	2,327
Interest income	9,391	—	9,471	14,843	—	—	7,743	3,255	—	44,703
Purchases, sales and repayments
Purchases, net(G)	—	—	445,470	32,600	—	36,578	1,317,347	33,250	—	1,865,245
Proceeds from sales	(703)	(423,391)	—	—	—	(233,170)	13,493	—	—	(643,771)
Proceeds from repayments	(29,226)	—	(475,734)	(67,678)	—	(49,863)	(89,784)	(68,945)	(898,741)	(1,679,971)
Originations and other	—	342,816	—	—	—	45,217	—	—	940,762	1,328,795
Balance at June 30, 2023	$291,402	$8,688,556	$385,927	$952,343	$15,128	$537,464	$1,602,571	$62,192	$1,592,172	$14,127,755
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
(E)See Note 5 for further details on the components of Servicing Revenue, Net.
(F)Gain (loss) included in Unrealized Gain (Loss) on Available-for-Sale Securities, Net in the Consolidated Statements of Comprehensive Income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued
Balance at December 31, 2022	$319,486
Gains (losses) included in net income
Other income(A)	(1,386)
Purchases, sales and repayments
Proceeds from sales	—
Payments	(56,234)
Balance at June 30, 2023	$261,866
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of June 30, 2023:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.9% – 12.2% (6.6%)	0.3% – 9.0% (4.6%)	0.0% – 90.5% (55.7%)	7 – 59 (20)	11 – 28 (21)

Excess MSRs Held through Investees	7.4% – 10.4% (8.7%)	2.6% – 5.8% (3.8%)	45.0% – 63.9% (58.7%)	16 – 25 (20)	15 – 22 (18)

MSRs and MSR Financing Receivables(G)
Agency	0.3% – 99.5% (10.4%)	0.0% – 66.7% (1.8%)	—(H)	7 – 125 (28)	0 – 40 (23)
Non-Agency	0.5% – 84.4% (13.0%)	0.7% – 80.0% (21.2%)	—(H)	1 – 214 (46)	0 – 40 (24)
Ginnie Mae	0.4% – 82.5% (10.3%)	0.2% – 80.0% (7.7%)	—(H)	18 – 73 (42)	0 – 39 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.3% – 99.5% (10.6%)	0.0% – 80.0% (5.0%)	—(H)	1 – 214 (33)	0 – 40 (24)
(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower will miss a mortgage payments.
(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (“bps”). A weighted average cost of subservicing of $6.85 – $7.01 ($6.93) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.32 – $9.62 ($9.15) per loan per month was used to value the Non-Agency MSRs, including MSR financing receivables. A weighted average cost of subservicing of $8.30 per loan per month was used to value the Ginnie Mae MSRs.
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

As of June 30, 2023, a weighted average discount rate of 8.3% (range of 8.0% – 8.5%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of June 30, 2023, a weighted average discount rate of 8.5% (range of 7.8% – 10.8%) was used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2023	1.2% – 2.1% (2.1%)	3.3% – 4.6% (4.6%)	2.9% – 20.6% (20.3%)	18.1 – 19.9 (19.8)	bps	5.7% – 6.2% (5.7%)	21.7 – 22.1 (22.1)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 5.74 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of June 30, 2023, real estate securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the U.S. Department of the Treasury and classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$7,899,981	$7,737,530	$7,769,675	$—	$7,769,675	2
Non-Agency RMBS(C)	17,551,898	927,258	910,356	41,987	952,343	3
Total	$25,451,879	$8,664,788	$8,680,031	$41,987	$8,722,018
(A)Rithm Capital generally obtained pricing service quotations or broker quotations from two sources, one of which was generally the seller (the party that sold Rithm Capital the security) for Non-Agency RMBS. Rithm Capital evaluates quotes received, determines one as being most representative of fair value and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency RMBS, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

The third-party pricing services and brokers engaged by Rithm Capital (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of RMBS. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. Rithm Capital has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, Rithm Capital creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

of evaluating the fair value estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined and updated at least quarterly by Rithm Capital and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 51.9% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$494,700	5.3% – 12.6% (7.0%)	0.2% – 17.3% (7.0%)	0.0% – 2.7% (0.4%)	0.0% – 75.0% (16.9%)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$43,312	6.0% – 8.7% (8.0%)	3.0% – 5.3% (4.0%)	1.5% – 12.0% (4.2%)	12.5% – 70.4% (20.4%)
Originated loans	62,648	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$105,960

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired	$21,469	8.6% – 9.1% (9.0%)	11.0%– 38.0% (33.0%)	2.2 – 3.4 (2.5)	220.5% – 778.2% (278.3%)
Originated	9,829	N/A	N/A	N/A	N/A
Residential mortgage loans held-for-sale, at fair value	$31,298

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$400,206	8.7% – 8.7% (8.7%)	3.2% – 5.3% (4.4%)	5.7% – 15.2% (8.3%)	22.1% – 47.6% (35.5%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
SpringCastle	$319,725	8.4% – 9.4% (8.7%)	8.0% – 32.5% (26.5%)	0.0% – 6.9% (4.2%)	58.7% – 58.7% (58.7%)
Marcus	1,282,846	10.7%	19.7%	5.2%	7.4%
Consumer loans, held-for-investment, at fair value	$1,602,571

Mortgage Loans Receivable Valuation

The estimated fair value approximates carrying value as most loans are variable-rate that reprice frequently and with minimal credit risk and severity risk. Rithm Capital classifies mortgage loans receivable as Level 3 in the fair value hierarchy.

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option (“FVO”) for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in Mortgage Loans Receivable, at Fair Value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in Other Income (Loss), Net in the Company’s Consolidated Statements of Operations. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$15,128	0.7% – 100.0% (84.8%)	7.7 – 345.0 (226.3)

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

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$261,866	6.5%	19.1%	4.6%	94.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

At June 30, 2023, assets measured at fair value on a nonrecurring basis were $95.4 million. The $95.4 million of assets include approximately $83.9 million of residential mortgage loans held-for-sale and $11.5 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2023:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$61,083	5.3% – 8.7% (8.4%)	3.5 – 4.6 (3.6)	3.6% – 5.3% (5.1%)	5.7% – 12.0% (6.2%)	22.1% – 70.4% (23.4%)
Non-performing loans	22,862	6.6% – 9.1% (8.2%)	2.2 – 3.4 (2.8)	2.1% – 3.2% (2.9%)	15.2% – 30.3% (21.9%)	35.0% – 52.8% (43.3%)
Total/weighted average	$83,945	8.4%	3.4	4.5%	10.5%	28.8%
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 22%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the six months ended June 30, 2023 consisted of a reversal of valuation allowance of $2.1 million for residential mortgage loans and a reversal of valuation allowance of $0.1 million for REO.

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

Consolidated VIEs

Servicer Advances

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owned approximately 89.3% of Advance Purchaser as of June 30, 2023 and is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 6 for details.

Newrez Joint Ventures

A wholly-owned subsidiary of Newrez, Newrez Ventures LLC (formerly known as Shelter Mortgage Company LLC) (“Newrez Ventures”), is a mortgage originator specializing in retail originations. Newrez Ventures operates its business through a series of joint ventures (“Newrez JVs”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

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

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of June 30, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $347.3 million and an aggregate principal limit of approximately $456.7 million as of June 30, 2023. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly-owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Mortgage Loans Receivable	Total
June 30, 2023
Assets
Servicer advance investments, at fair value	$376,980	$—	$—	$—	$—	$376,980
Residential mortgage loans, held-for-sale, at fair value	—	—	663,755	—	—	663,755
Consumer loans	—	—	—	319,725	—	319,725
Mortgage loans receivable	—	—	—	—	347,327	347,327
Cash and cash equivalents	15,915	26,525	5,112	—	—	47,552
Restricted cash	8,432	—	6,515	6,458	12,924	34,329
Other assets	9	582	—	4,717	—	5,308
Total Assets	401,336	27,107	675,382	330,899	360,251	1,794,976
Liabilities
Secured notes and bonds payable(A)	289,950	—	649,357	261,866	312,255	1,513,428
Accrued expenses and other liabilities	2,662	6,949	37	1,295	2,424	13,367
Total Liabilities	$292,612	$6,949	$649,394	$263,161	$314,679	$1,526,795

December 31, 2022
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	844,000
Mortgage loans receivable	—	—	—	—	349,975	349,975
Consumer loans	—	—	—	363,756	—	363,756
Cash and cash equivalents	34,084	28,404	23,473	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	31,000
Other assets	9	1,026	165,975	5,253	(238)	172,025
Total Assets	429,201	29,430	1,063,694	375,661	359,105	2,257,091
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	312,918	1,694,468
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	349	33,108
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,267	$1,778,901
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s unconsolidated bonds retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are grouped and presented as part of Real Estate and Other Securities on the Consolidated Balance Sheets:

	As of and for the Six Months Ended June 30,
	2023	2022
Residential mortgage loan UPB and other collateral	$11,388,241	$11,481,471
Weighted average delinquency(A)	4.1%	3.4%
Net credit losses	$143,390	$129,047
Face amount of debt held by third parties(B)	$10,402,410	$10,584,528

Carrying value of bonds retained by Rithm Capital(C)(D)	$916,907	$905,695
Cash flows received by Rithm Capital on these bonds	$78,324	$124,942
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

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s servicer advance investments (Note 6), the Newrez JVs (Note 8) and Consumer loans (Note 9).

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2023			December 31, 2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Total consolidated equity	$108,737	$20,158	$82,926	$114,180	$25,124	$91,263
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$11,612	$9,978	$38,661	$12,193	$12,437	$42,437

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended June 30,
	2023			2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Net income (loss)	$7,927	$781	$12,168	$380	$2,597	$27,642
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiary	$845	$386	$5,658	$41	$1,287	$12,854

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Six Months Ended June 30,
	2023			2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Net income (loss)	$6,557	$695	$9,776	$2,515	$3,419	$38,340
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiary	$699	$344	$4,546	$269	$1,694	$17,828
(A)Rithm Capital owned 89.3% of Advance Purchaser as of June 30, 2023 and 2022.

21.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the six months ended June 30, 2023 under the ATM Program.

On December 15, 2022, Rithm Capital’s board of directors approved the Stock Repurchase Program authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. The objective of the Stock Repurchase Program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the six months ended June 30, 2023, the Company did not repurchase any shares of its common stock or preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy. Further, as of June 30, 2023, the Company has not established a trading plan pursuant to Rule 10b5-1 under the Exchange Act.

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	0.80	0.80
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	0.88	0.88
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$3.51	$3.51
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On June 23, 2023, Rithm Capital’s board of directors declared second quarter 2023 preferred dividends of $0.47 per share of the Series A, $0.45 per share of the Series B, $0.40 per share of the Series C and $0.44 per share of the 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (the “Series D”), or $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 21, 2022	April 2022	$0.25	$116.7
June 17, 2022	July 2022	0.25	116.7
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8

Common Stock Purchase Warrants

During the second quarter of 2020, the Company issued warrants (the “2020 Warrants”) in conjunction with the issuance of a term loan, which was fully repaid in the third quarter of 2020, that provided the holders the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants were exercisable in cash or on a cashless basis and were set to expire on May 19, 2023 and were exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share.

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

The table below summarizes the 2020 Warrants at June 30, 2023:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
December 31, 2022	22.4	25.6	$6.1
Granted	—	—	—
Exercised	(22.4)	(25.6)	6.1
Expired	—	—	—
June 30, 2023	—	—
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.

Option Plan

As of June 30, 2023, outstanding options were as follows:

Held by Former Manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes outstanding options as of June 30, 2023. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended June 30, 2023 was $9.35 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2023	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2023 (millions)
Directors	Various	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	5,796,129	9.34	0.03
Outstanding		21,473,990	20,219,784
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

The following table summarizes activity in outstanding options:

	Number of Options	Weighted Average Exercise Price
December 31, 2022	21,476,990	$—
Granted	—	—
Exercised	—	—
Expired	(3,000)	14.24
June 30, 2023	21,473,990	See table above

Stock-Based Compensation

On May 25, 2023, Rithm Capital’s stockholders adopted the Rithm Capital Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective as of May 25, 2023. The 2023 Plan replaced Rithm Capital’s Nonqualified Stock Option and Incentive Award Plan which became effective on May 15, 2013, and was amended and restated as of November 4, 2014 and as of February 16, 2023, which expired by its terms on April 29, 2023 (the “2013 Plan”). Any stock-based awards issued under the 2013 Plan will continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards. The Company may grant stock-based compensation to its officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the Plan include time-based and performance-based restricted stock unit awards (“RSU” and “PSU” awards, respectively), and restricted stock awards (“RSA”), and may include other forms of equity-based compensation. RSU and PSU awards are an agreement to issue an equivalent number of shares of the Company’s common stock, plus any equivalent shares for dividends declared on the Company’s common stock, at the time the award vests. RSAs and RSU awards vest over a specified service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.

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

During the six months ended June 30, 2023, the Company granted RSU awards to employees with a grant date fair value of $12.3 million, inclusive of dividend equivalents, which vest ratably over a three-year period. The Company also granted PSU awards to employees which vest at the end of a three-year period provided that specified performance criteria are met. The fair value of the PSU awards granted during the six months ended June 30, 2023 as of the grant date was $23.1 million, assuming the maximum levels of performance are achieved.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s awards granted, forfeited or vested under the 2013 Plan and the 2023 Plan during the six months ended June 30, 2023:

	Number of Shares				Grant Date Price
	RSAs	RSUs	PSUs	Total	RSAs	RSUs	PSUs
Unvested Shares at December 31, 2022	578,034	—	—	578,034	$8.65	$—	$—
Granted	—	1,215,329	2,430,658	3,645,987	—	9.52	9.52
Accrued RSU and PSU dividend equivalents(A)	—	75,151	150,302	225,453	—	9.52	9.52
Vested	(192,678)	—	—	(192,678)	8.65	—	—
Forfeited	—	(13,532)	(27,064)	(40,596)	—	9.52	9.52
Unvested Shares at June 30, 2023(A)	385,356	1,276,948	2,553,896	4,216,200
(A)Number of PSUs assumes maximum levels of performance are achieved for outstanding unvested PSU awards.

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair value. The fair value of granted awards is determined based on the closing price of the Company’s common stock on the date of grant of the awards. Stock-based compensation is recorded within Compensation and benefits in the Consolidated Statements of Operations and corresponding recording within Additional paid-in-capital in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. For RSUs, compensation expense is recognized on a straight-line basis over each award’s respective service period. For PSU awards, the Company estimates the probability that the performance criteria will be achieved and recognizes compensation expense only for those awards expected to vest using the accelerated attribution model. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period. For RSAs, compensation expense is recognized using the accelerated attribution model. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in which they occur. For RSUs and PSUs, the Company provides dividend equivalents for any dividends that are paid out during the period in between grant date and the date the shares are delivered upon vesting.

For the six months ended June 30, 2023, total stock-based compensation expenses recorded was $5.5 million. For the six months ended June 30, 2023 for the RSU and PSU awards, there were no performance adjustments for actual performance achieved relative to the maximum and no vested shares. The fair value of the RSU and PSU awards forfeited during the six months ended June 30, 2023 was $0.4 million. For the six months ended June 30, 2023 for the RSAs, the fair value of vested shares was $1.7 million, and there were no forfeited shares.

At June 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $34.0 million (assuming maximum levels of performance are achieved), which is expected to be recognized over a weighted-average period of 1.3 years.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$386,685	$33,331	$476,634	$723,262
Noncontrolling interests in income of consolidated subsidiaries	6,889	14,182	5,589	19,791
Dividends on preferred stock	22,395	22,427	44,790	44,888
Net income attributable to common stockholders	$357,401	$(3,278)	$426,255	$658,583

Basic weighted average shares of common stock outstanding	483,091,792	466,804,548	480,642,680	466,795,119
Dilutive effect of stock options, restricted stock, common stock purchase warrants, RSUs and PSUs(A)(B)	285,169	—	2,470,720	17,698,989
Diluted weighted average shares of common stock outstanding	483,376,961	466,804,548	483,113,400	484,494,108

Basic earnings per share attributable to common stockholders	$0.74	$(0.01)	$0.89	$1.41
Diluted earnings per share attributable to common stockholders	$0.74	$(0.01)	$0.88	$1.36
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

Capital Commitments — As of June 30, 2023, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 24 for additional capital commitments entered into subsequent to June 30, 2023, if any):

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of June 30, 2023, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $55.4 million and $1.3 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $195.7 million of unfunded and available revolving credit privileges as of June 30, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Single-Family Rental Properties — Crowne Property Acquisitions, LLC, a wholly owned subsidiary of Rithm Capital, executed purchase and sale agreements with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the first quarter of 2024.

•Mortgage Loans Receivable — Genesis had commitments to fund up to $579.5 million of additional advances on existing mortgage loans as of June 30, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At June 30, 2023, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 18.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

23.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current:
Federal	$—	$(1,199)	$16	$—
State and local	99	(222)	122	45
Total current income tax expense (benefit)	99	(1,421)	138	45
Deferred:
Federal	48,232	62,330	34,064	231,566
State and local	8,199	11,781	5,522	43,868
Total deferred income tax expense	56,431	74,111	39,586	275,434
Total income tax expense (benefit)	$56,530	$72,690	$39,724	$275,479

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

As of June 30, 2023, Rithm Capital recorded a net deferred tax liability of $751.5 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities.

24.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to June 30, 2023 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

On July 23, 2023, Rithm Capital and certain of its affiliates entered into an Agreement and Plan of Merger (including the schedules and exhibits thereto, the “Merger Agreement) with Sculptor Capital Management, Inc. (“Sculptor”) and certain of its affiliates. Pursuant to the Merger Agreement, Rithm Capital will acquire Sculptor in a transaction valued at approximately $639 million, which includes $11.15 per Class A common share of Sculptor (including related transactions under the Merger Agreement, the “Sculptor Acquisition”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Rithm Capital. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto, and with Part II, Item 1A, “Risk Factors” of this Report and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As of June 30, 2023, we had approximately $33.9 billion in total assets and approximately 5,870 employees, including those individuals employed by our operating entities.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total equity	$7,194,684	$6,954,543	$7,010,068	$7,061,626	$7,062,998
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,258,667	1,258,667
Less: Noncontrolling interests of consolidated subsidiaries	60,251	60,337	67,067	71,055	69,171
Total equity attributable to common stock	$5,877,179	$5,636,952	$5,685,747	$5,731,904	$5,735,160

Common stock outstanding	483,320,606	483,017,747	473,715,100	473,715,100	466,856,753

Book value per common share	$12.16	$11.67	$12.00	$12.10	$12.28

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

Economic data and indicators regarding the overall financial health and condition of the U.S. for the second quarter of 2023 were mixed. The U.S. real gross domestic product ("GDP") increased during the quarter, albeit at a slower rate compared to the second half of 2022. Labor market conditions continued to remain tight as employment remained relatively steady during the second quarter of 2023 and the total unemployment rate remained at a near 50-year low. The Federal Reserve increased rates to their highest level since 2001. In addition, the inflation rate slowed to the lowest rate since March 2021. With respect to the mortgage market, the environment improved during the second quarter of 2023, driven by the higher volume of new home sales, while inventory of existing homes remains low.

Banking Institutions

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

Since the banking sector instability seen during the first and early second quarters of 2023, results have shown signs of recovery, with deposit outflows beginning to stabilize, strong capital and liquidity, bank profits generally coming in strong and the overall banking system remaining strong and resilient.

Inflation

Over the last quarter, the inflation rate continued to show signs of moderation, largely due to the decline in energy prices and supply chain improvements. In addition, the Consumer Price Index report indicated a continuation of an easing of price pressures, climbing only 3% in June 2023, as compared to the peak of 9.1% in June 2022. In May 2023, the Federal Reserve increased the target for the federal funds rate by 25 bps, raising the federal funds rate to a target range of 5.00% - 5.25%, the highest since 2007. In June 2023, the Federal Reserve kept the federal funds rate unchanged. In July 2023, the Federal Reserve increased the interest rate to a target range of 5.25% - 5.5%, taking benchmark borrowing costs to their highest level since 2001. Rising interest rates could result in increased interest expense on our outstanding variable rate debt and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment or economic downturn, loan and collateral defaults could increase and result in credit losses that could adversely affect our liquidity and operating results.

Labor Markets

Key drivers and indicators of the U.S. labor market were mixed in the second quarter of 2023. While the unemployment rate remains near 50-year lows, the second quarter of 2023 showed a slight increase in the unemployment rate to 3.6%, as compared to the steady rate of 3.5% for the past few quarters. While job openings decreased, they remained above pre-pandemic levels. Further, the market showed an increase in average hourly earnings as well as an increase in the average hours worked in the work week.

Housing Market

Mortgage market activity showed signs of recovery during the second quarter of 2023 driven by higher volume of new home sales, while inventory of existing homes remains low primarily due the reluctance of homeowners to change residence and give up the low interest rates obtained when they purchased or refinanced their residence.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted by the rise in interest rates, decline in GDP growth rate and gradual slowdown of the economy.

The following table summarizes the U.S. gross domestic product estimates annualized rate according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	June 30, 2023(A)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Real GDP	2.4%	2.0%	2.6%	3.2%	(0.6)%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Unemployment rate	3.6%	3.5%	3.5%	3.5%	3.6%

The following table summarizes the 10-year U.S. Treasury rate and the 30-year fixed mortgage rate:

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
10-year U.S. Treasury rate	3.8%	3.5%	3.9%	3.8%	3.0%
30-year fixed mortgage rate	6.7%	6.3%	6.4%	6.7%	5.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2023; however, uncertainty related to market volatility, inflationary pressures driving the federal funds rate to increase and banking sector instability makes any estimates and assumptions as of June 30, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

As of June 30, 2023, Rithm Capital has transitioned from LIBOR to alternative benchmark. We do not currently intend to amend our 7.50% Series A, 7.125% Series B, or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

OUR PORTFOLIO

Our portfolio, as of June 30, 2023, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
June 30, 2023
Investments	$1,824,653	$7,014,766	$1,962,023	$10,801,442	$9,701,000	$2,345,181	$1,602,571	$1,939,499	$—	$26,389,693
Cash and cash equivalents	223,222	513,195	298,632	1,035,049	268,083	546	1,000	49,375	14,972	1,369,025
Restricted cash	41,621	125,706	71,069	238,396	4,154	11,849	21,454	43,912	—	319,765
Other assets	159,964	2,371,343	2,526,478	5,057,785	230,001	100,699	79,106	119,642	107,164	5,694,397
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$2,261,296	$10,037,550	$4,863,294	$17,162,140	$10,203,238	$2,458,275	$1,704,131	$2,208,159	$122,136	$33,858,079
Debt	$1,741,717	$4,255,588	$2,886,131	$8,883,436	$9,203,274	$1,923,139	$1,441,648	$1,620,937	$545,930	$23,618,364
Other liabilities	204,083	2,202,768	50,832	2,457,683	73,121	320,311	3,888	15,890	174,138	3,045,031
Total liabilities	1,945,800	6,458,356	2,936,963	11,341,119	9,276,395	2,243,450	1,445,536	1,636,827	720,068	26,663,395
Total equity	315,496	3,579,194	1,926,331	5,821,021	926,843	214,825	258,595	571,332	(597,932)	7,194,684
Noncontrolling interests in equity of consolidated subsidiaries	9,978	—	11,612	21,590	—	—	38,661	—	—	60,251
Total Rithm Capital stockholders’ equity	$305,518	$3,579,194	$1,914,719	$5,799,431	$926,843	$214,825	$219,934	$571,332	$(597,932)	$7,134,433
Investments in equity method investees	$—	$—	$66,770	$66,770	$—	$—	$—	$—	$22,620	$89,390

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

For the three months ended June 30, 2023, funded loan origination volume was $9.9 billion, up from $7.0 billion in the prior quarter. Gain on sale margin for the three months ended June 30, 2023 was 1.25%, 36 bps lower than the 1.61% for the prior quarter, primarily due to channel mix (refer to the tables below).

Included in our Origination segment are the financial results of two services businesses, eStreet and Avenue 365. eStreet offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	% of Total	March 31, 2023	% of Total	June 30, 2023	% of Total	June 30, 2022	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$536	5%	$445	6%	$981	6%	$6,589	14%	$91	$(5,608)
Retail / Joint Venture	1,826	18%	1,410	20%	3,236	19%	12,507	28%	416	(9,271)
Wholesale	1,369	14%	1,128	16%	2,497	15%	7,843	17%	241	(5,346)
Correspondent	6,197	63%	3,988	58%	10,185	60%	18,992	41%	2,209	(8,807)
Total Production by Channel	$9,928	100%	$6,971	100%	$16,899	100%	$45,931	100%	$2,957	$(29,032)

Production by Product
Agency	$5,713	58%	$3,387	49%	$9,100	54%	$28,334	61%	$2,326	$(19,234)
Government	3,917	39%	3,304	47%	7,221	43%	15,197	33%	613	(7,976)
Non-QM	110	1%	134	2%	244	1%	842	2%	(24)	(598)
Non-Agency	69	1%	73	1%	142	1%	1,262	3%	(4)	(1,120)
Other	119	1%	73	1%	192	1%	296	1%	46	(104)
Total Production by Product	$9,928	100%	$6,971	100%	$16,899	100%	$45,931	100%	$2,957	$(29,032)

% Purchase	87%		84%		86%		63%
% Refinance	13%		16%		14%		37%

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$134,130	$112,822	$246,952	$709,879	$21,308	$(462,927)

Pull through adjusted lock volume	$10,754,380	$7,024,010	$17,778,390	$42,203,900	$3,730,370	$(24,425,510)

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.59%	4.19%	3.86%	3.61%
Retail / Joint Venture	3.45%	3.59%	3.51%	3.07%
Wholesale	1.50%	1.60%	1.55%	1.01%
Correspondent	0.45%	0.63%	0.52%	0.22%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.25%	1.61%	1.39%	1.68%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $94.0 million and $68.9 million for the three months ended June 30, 2023 and March 31, 2023, respectively. Includes loan origination fees of $162.9 million and $369.3 million for the six months ended June 30, 2023 and 2022, respectively.

(C)Represents Gain on Originated Residential Mortgage Loans, Held-for-Sale, net of the Origination segment (Note 3 and Note 8).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net increased $21.3 million for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, primarily due to an increase in home sales nationwide during the quarter. Additionally, purchase originations comprised 87% of all funded loans for the three months ended June 30, 2023 compared to 84% for the three months ended March 31, 2023. The lower percentage of refinance originations comparing to historical was primarily driven by the high 30-year conventional mortgage rate, resulting in a reduction in refinance volume compared to the high number of loans that had been previously refinanced during the preceding historically low interest rate environment. Total Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net decreased $462.9 million for the six months ended June 30, 2023 compared to the same period in 2022, attributed to lower loan production volume related to the rise in interest rates year over year.

Servicing

Our servicing business operates through our performing and special servicing divisions (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of June 30, 2023, the performing loan servicing division serviced $393.0 billion UPB of loans and SMS serviced $113.0 billion UPB of loans, for a total servicing portfolio of $506.0 billion UPB, relatively flat compared to the prior quarter. The slight increase was attributable to loan production partially offset by scheduled and voluntary prepayment loan activity.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). The Mortgage Company subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	June 30, 2023	March 31, 2023	June 30, 2022	QoQ Change	YoY Change
Performing servicing
MSR-owned assets	$391,040	$390,706	$389,762	$334	$1,278
Residential whole loans	1,967	1,915	3,832	52	(1,865)
Third party	—	3	436	(3)	(436)
Total performing servicing	393,007	392,624	394,030	383	(1,023)

Special servicing
MSR-owned assets	10,588	10,708	10,138	(120)	450
Residential whole loans	6,786	6,649	7,127	137	(341)
Third party	95,603	94,067	86,754	1,536	8,849
Total special servicing	112,977	111,424	104,019	1,553	8,958
Total servicing portfolio	$505,984	$504,048	$498,049	$1,936	$7,935

Agency servicing
MSR-owned assets	$273,990	$274,783	$279,694	$(793)	$(5,704)
Third party	9,139	9,091	9,774	48	(635)
Total agency servicing	283,129	283,874	289,468	(745)	(6,339)

Government-insured servicing
MSR-owned assets	123,800	122,646	115,449	1,154	8,351
Total government servicing	123,800	122,646	115,449	1,154	8,351

Non-Agency (private label) servicing
MSR-owned assets	3,838	3,985	4,757	(147)	(919)
Residential whole loans	8,753	8,564	10,959	189	(2,206)
Third party	86,464	84,979	77,416	1,485	9,048
Total Non-Agency (private label) servicing	99,055	97,528	93,132	1,527	5,923
Total servicing portfolio	$505,984	$504,048	$498,049	$1,936	$7,935
The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Base servicing fees
MSR-owned assets	$304,912	$298,959	$603,871	$550,755	$5,953	$53,116
Residential whole loans	1,920	2,416	4,336	6,408	(496)	(2,072)
Third party	23,015	22,363	45,378	46,722	652	(1,344)
Total base servicing fees	329,847	323,738	653,585	603,885	6,109	49,700

Other fees
Incentive	13,733	10,813	24,546	37,451	2,920	(12,905)
Ancillary	15,428	14,063	29,491	27,079	1,365	2,412
Boarding	846	810	1,656	3,095	36	(1,439)
Total other fees(A)	30,007	25,686	55,693	67,625	4,321	(11,932)

Total Servicing Fees	$359,854	$349,424	$709,278	$671,510	$10,430	$37,768
(A)Includes other fees earned from third parties of $12.1 million and $11.6 million for the three months ended June 30, 2023 and March 31, 2023, respectively, and $23.7 million and $19.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear both fixed and variable interest rates offered by the counterparty for the term of the notes for a specified margin over SOFR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes, or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 18 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of June 30, 2023, these subservicers include PHH, Mr. Cooper, LoanCare, Valon and Flagstar, which subservice 8.8%, 7.6%, 5.5%, 2.6% and 0.1% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR financing receivables). The remaining 75.4% of the underlying UPB of the related mortgages is serviced by our Mortgage Company.

During the second quarter of 2023, we notified Mr. Cooper and LoanCare that their respective subservicing agreements would not be renewed and servicing related to loans subserviced by Mr. Cooper and LoanCare would be transferred to the Mortgage Company.

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

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear both fixed and variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over SOFR. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR financing receivables as of June 30, 2023:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$357,246.6	28	bps	$5,703.3
Non-Agency	51,345.5	46		722.4
Ginnie Mae	123,799.9	42		2,262.9
Total/Weighted Average	$532,392.0	33	bps	$8,688.6

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of June 30, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$5,703,219	$357,246,649	1,910,408	755	3.8%	276	56	1.4%	6.0%	5.8%	0.1%	6.7%
Non-Agency	722,415	51,345,436	467,338	635	4.4%	287	207	9.7%	6.8%	4.7%	2.1%	5.8%
Ginnie Mae	2,262,922	123,799,933	530,658	693	3.6%	325	32	0.5%	6.4%	6.3%	0.1%	10.0%
Total	$8,688,556	$532,392,018	2,908,404	729	3.8%	288	65	2.0%	6.1%	5.8%	0.3%	7.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE	0.4%	0.2%	—%	0.1%
Non-Agency	3.9%	6.5%	0.7%	2.3%
Ginnie Mae	1.6%	0.5%	—%	0.5%
Weighted Average	1.0%	0.9%	0.1%	0.4%
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
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)					Excess MSR
Direct Excess MSRs	Current UPB (billions) (B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$46.1	32	bps	20	bps	32.5% – 100.0%	$224.6
(A)The MSR is a weighted average as of June 30, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Non-Agency Excess MSRs serviced by Mr. Cooper and SLS, we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 6) on $16.2 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	18.2	33	bps	20	bps	50%	66.7%	33.3%	123.7
(A)The MSR is a weighted average as of June 30, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of June 30, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average	$224,632	$46,130,066	311,703	713	4.5%	245	159	7.5%	6.9%	0.7%	15.0%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	1.5%	2.8%	0.7%	0.3%
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

The following table summarizes the collateral characteristics as of June 30, 2023 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average(G)	$123,668	$18,193,581	33.3%	179,666	724	4.6%	225	120	7.5%	7.3%	0.2%	22.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	0.8%	0.6%	0.1%	0.2%
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

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2023
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$371,955	$385,927	$16,235,846	$327,574	2.0%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our servicer advance investments and related financing, as of and for the six months ended June 30, 2023 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Six Months Ended June 30, 2023	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	5.7%	8.1	$7,900	$295,215	87.4%	85.2%	7.3%	6.7%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross Cost of Funds primarily includes interest expense and facility fees. Net Cost of Funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

June 30, 2023
Principal and interest advances	$60,545
Escrow advances (taxes and insurance advances)	146,201
Foreclosure advances	120,828
Total	$327,574

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate sectors. As of June 30, 2023, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS and U.S. Treasury Bills

The following table summarizes our Agency RMBS and U.S. Treasury Bill portfolio as of June 30, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$7,899,981	$7,737,530	$56,076	$(23,931)	$7,769,675	39	8.9	5.6%	$7,646,171
Treasury Bills	$1,000,000	$978,982	N/A	N/A	$978,982	1	0.4	N/A	$972,255
(A)Carrying value equals fair value for Agency RMBS. U.S. Treasury Bills are held-to-maturity at amortized cost basis.

(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended June 30, 2023:

Net Interest Spread(A)
Weighted Average Asset Yield	5.13%
Weighted Average Funding Cost	5.24%
Net Interest Spread	(0.11)%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis).

We largely employ our Agency RMBS and Treasury positions as a hedge to our MSR portfolio. Our government-backed securities portfolio was $8.7 billion as of June 30, 2023. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month SOFR. At June 30, 2023 and December 31, 2022, the Company pledged Agency RMBS and U.S. Treasury Bills with a carrying value of approximately $8.7 billion and $7.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our positions.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of June 30, 2023, 54.9% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,551,898	$927,258	$145,279	$(120,194)	$952,343	$584,848
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2023 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Principal Subordination(A)	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total/weighted average	683	$17,551,044	$926,758	$951,224	22.2%	0.2%	6.7	3.1%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total/weighted average	11.3	0.59	7.0%	2.4%	0.7%
(A)The percentage of amortized cost basis of securities and residual interests that is subordinate to our investments. This excludes interest-only bonds.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2023.
(C)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $17.9 million and $1.1 million, respectively, for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three-month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended June 30, 2023:

Net Interest Spread(A)
Weighted average asset yield	5.01%
Weighted average funding cost	7.12%
Net interest spread	(2.11)%
(A)The Non-Agency RMBS portfolio consists of 37.3% floating rate securities and 62.7% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month SOFR. At June 30, 2023 and December 31, 2022, the Company pledged Non-Agency RMBS with a carrying value of approximately $921.0 million and $946.2 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts (including securitizations we have issued) whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to servicer (if applicable) at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $76.0 billion. For the six months ended June 30, 2023, Rithm Capital executed no calls.

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

As of June 30, 2023, we had approximately $3.6 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $2.4 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, loan origination and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2023 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$479,193	$400,206	8,914	8.7%	3.3

Acquired performing loans(B)	72,427	61,083	1,992	8.4%	3.6
Acquired non-performing loans(C)	28,168	22,862	336	8.2%	2.8
Total residential mortgage loans, held-for-sale, at lower of cost or market	$100,595	$83,945	2,328	8.3%	3.4

Acquired performing loans(B)(D)	$968,911	$933,849	3,414	6.5%	10.8
Acquired non-performing loans(C)(D)	237,335	216,219	1,236	4.6%	19.2
Originated loans	1,838,139	1,858,654	6,479	6.4%	29.4
Total residential mortgage loans, held-for-sale, at fair value	$3,044,385	$3,008,722	11,129	6.3%	22.7
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on nonaccrual status when principal or interest is 90 days or more past due.
(C)As of June 30, 2023, we have placed all Non-Performing Loans, held-for-sale on nonaccrual status, except as described in (D) below.
(D)Includes $311.6 million and $210.9 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month SOFR. At June 30, 2023 and December 31, 2022, the Company pledged residential mortgage loans with a carrying value of approximately $2.8 billion and $3.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the Marcus loans, those loans held in the Consumer Loan Companies and those acquired from the Consumer Loan Seller, as of June 30, 2023 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$291,564	48,956	18.0%	14.1%	219	42	1.5%	18.3%	4.2%
Marcus	$1,360,425	100,855	10.7%	0.0%	13	16	0.0%	10.0%	0.0%
Consumer loans	$1,651,989	149,811	12.0%	2.5%	67	21	0.3%	11.5%	0.7%
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

We have financed our investments in the SpringCastle consumer loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus consumer loans were financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our consumer loans.

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes. As of June 30, 2023, our SFR portfolio consisted of 3,724 properties with an aggregate carrying value of $965.2 million. During the six months ended June 30, 2023, we acquired 5 SFR properties.

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

The following table summarizes certain key SFR property metrics as of June 30, 2023 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	96	2.6%	$18,029	1.9%	$188	88.5%	$1,522	1,578
Arizona	149	4.0%	58,185	6.0%	391	91.2%	2,020	1,535
Florida	840	22.6%	225,257	23.3%	268	91.9%	1,899	1,429
Georgia	757	20.3%	179,155	18.6%	237	84.7%	1,823	1,769
Indiana	120	3.2%	26,269	2.7%	219	85.0%	1,620	1,625
Mississippi	132	3.5%	23,953	2.5%	181	93.9%	1,627	1,652
Missouri	362	9.7%	71,871	7.4%	199	86.7%	1,567	1,407
Nevada	109	2.9%	36,108	3.7%	331	89.9%	1,853	1,456
North Carolina	445	11.9%	129,579	13.4%	291	91.4%	1,794	1,542
Oklahoma	55	1.5%	12,473	1.3%	227	85.5%	1,522	1,618
Tennessee	88	2.4%	29,487	3.1%	335	94.3%	1,973	1,500
Texas	569	15.3%	154,315	16.0%	271	88.9%	1,940	1,811
Other U.S.	2	0.1%	513	0.1%	257	50.0%	1,763	1,577
Total/Weighted Average	3,724	100.0%	$965,194	100.0%	$259	88.8%	$1,816	1,595

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

Bridge — Loans for initial purchase, refinance of completed projects or rental properties.

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to either LIBOR or the SOFR plus a spread ranging from 4.0% to 11.5%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2023, the average commitment size of our loans was $2.3 million and the weighted average remaining term to contractual maturity of our loans was 10.8 months.

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

As of June 30, 2023, we have loans in 28 states with the plurality of loans located in California.

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the six months ended June 30, 2023 (dollars in thousands):

Loans originated	$926,959
Loans repaid(A)	$1,065,291
Number of loans originated	540
Unpaid principal balance	$1,939,499
Total commitment	$2,607,686
Average total commitment	$2,300
Weighted average contractual interest(B)	10.7%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.
The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of June 30, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	460	40.5%	$1,526,899	58.6%	76.0% / 64.0%
Bridge	469	41.4%	839,882	32.2%	71.1%
Renovation	205	18.1%	240,905	9.2%	78.0% / 64.9%
Total	1,134	100.0%	$2,607,686	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of June 30, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	536	47.3%	$1,368,948	52.5%
Washington	104	9.2%	232,962	8.9%
New York	40	3.5%	186,163	7.1%
Colorado	67	5.9%	179,393	6.9%
Florida	79	7.0%	138,127	5.3%
Arizona	51	4.5%	119,866	4.6%
Illinois	13	1.1%	66,325	2.5%
North Carolina	44	3.9%	57,277	2.2%
Texas	25	2.2%	45,826	1.8%
New Jersey	31	2.7%	43,371	1.7%
Other U.S.	144	12.7%	169,428	6.5%
Total	1,134	100.0%	$2,607,686	100.0%

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

At June 30, 2023, we recorded a net deferred tax liability of $751.5 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans and swaps held within taxable entities.

For the three and six months ended June 30, 2023, we recognized deferred tax expense of $56.4 million and $39.6 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of June 30, 2023, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The mortgage and financial sectors are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, rapidly rising interest rates and inflationary pressures. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of June 30, 2023; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

During the three months ended June 30, 2023, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, and the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$465,562	$469,839	$935,401	$925,878	$(4,277)	$9,523
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,410), $(105,691), $(245,101), and $(380,590), respectively)	22,032	(142,304)	(120,272)	909,454	164,336	(1,029,726)
Servicing revenue, net	487,594	327,535	815,129	1,835,332	160,059	(1,020,203)
Interest income	398,786	346,614	745,400	437,061	52,172	308,339
Gain on originated residential mortgage loans, held-for-sale, net	151,822	109,268	261,090	776,787	42,554	(515,697)
	1,038,202	783,417	1,821,619	3,049,180	254,785	(1,227,561)
Expenses
Interest expense and warehouse line fees	329,158	309,068	638,226	289,662	20,090	348,564
General and administrative	181,508	167,155	348,663	471,509	14,353	(122,846)
Compensation and benefits	189,606	188,880	378,486	732,277	726	(353,791)
Management fee	—	—	—	46,174	—	(46,174)
Termination fee to affiliate	—	—	—	400,000	—	(400,000)
	700,272	665,103	1,365,375	1,939,622	35,169	(574,247)
Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	89,425	(75,649)	13,776	(222,537)	165,074	236,313
Other income (loss), net	15,860	30,478	46,338	111,720	(14,618)	(65,382)
	105,285	(45,171)	60,114	(110,817)	150,456	170,931
Income Before Income Taxes	443,215	73,143	516,358	998,741	370,072	(482,383)
Income tax expense (benefit)	56,530	(16,806)	39,724	275,479	73,336	(235,755)
Net Income	$386,685	$89,949	$476,634	$723,262	$296,736	$(246,628)
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,889	(1,300)	5,589	19,791	8,189	(14,202)
Dividends on preferred stock	22,395	22,395	44,790	44,888	—	(98)
Net Income (Loss) Attributable to Common Stockholders	$357,401	$68,854	$426,255	$658,583	$288,547	$(232,328)

Servicing Revenue, Net

Servicing Revenue, Net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$432,965	$439,232	$872,197	$856,344	$(6,267)	$15,853
Ancillary and other fees	32,597	30,607	63,204	69,534	1,990	(6,330)
Servicing fee revenue and fees	465,562	469,839	935,401	925,878	(4,277)	9,523
Change in fair value due to:
Realization of cash flows	(139,410)	(105,691)	(245,101)	(380,590)	(33,719)	135,489
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	161,442	(36,613)	124,829	1,359,669	198,055	(1,234,840)
Change in fair value of derivative instruments	—	—	—	7,189	—	(7,189)
Gain (loss) on settlement of derivative instruments	—	—	—	(76,814)	—	76,814
Servicing revenue, net	$487,594	$327,535	$815,129	$1,835,332	$160,059	$(1,020,203)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Changes in interest and prepayment rates	$342,527	$(237,028)	$105,499	$1,707,142	$579,555	$(1,601,643)
Changes in discount rates	(80,826)	189,603	108,777	(131,046)	(270,429)	239,823
Changes in other factors	(100,259)	10,812	(89,447)	(216,427)	(111,071)	126,980
Change in valuation and assumptions	$161,442	$(36,613)	$124,829	$1,359,669	$198,055	$(1,234,840)

The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2022	QoQ Change	YoY Change
GSE	$357,247	$360,605	$374,752	$(3,358)	$(17,505)
Non-Agency	51,345	52,614	57,261	(1,269)	(5,916)
Ginnie Mae	123,800	122,646	116,083	1,154	7,717
Total	$532,392	$535,865	$548,096	$(3,473)	$(15,704)

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2022	QoQ Change	YoY Change
Performing Servicing	$393,007	$392,624	$394,030	$383	$(1,023)
Special Servicing	112,977	111,424	104,019	1,553	8,958
Total Servicing Portfolio	$505,984	$504,048	$498,049	$1,936	$7,935

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Servicing revenue, net increased $160.1 million, primarily due to a $198.1 million change from negative to positive mark-to-market adjustments on our MSR portfolio, driven by an increase in projected custodial earnings and slower future prepayments due to an increase in projected forward interest rates, partially offset by higher discount rates and projected short-term delinquency rates on our more seasoned MSRs. The increase was partially offset by a $33.7 million increase in realization of cash flows driven by prepayment speeds. Weighted average servicing revenues and fees were approximately 32 bps for both quarters ended June 30, 2023 and March 31, 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Servicing revenue, net decreased $1.0 billion, primarily due to a $1.2 billion decrease in positive mark-to-market adjustments on our MSR portfolio, attributable to positive mark-to-mark adjustments recorded during the six months ended June 30, 2022 from slower projected prepayment speeds and projected increases in forward interest rates.

Interest Income

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Interest income increased $52.2 million quarter over quarter, primarily driven by increase in custodial float income earned on custodial accounts associated with our MSRs during the second quarter of 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest income increased $308.3 million year over year. The increase is primarily driven by higher interest income earned on Agency Securities and custodial accounts associated with our MSRs attributable to the increase in interest rates.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Pull through adjusted lock volume	$10,754,380	$7,024,010	$17,778,390	$42,203,900

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.59%	4.19%	3.86%	3.61%
Retail / Joint Venture	3.45%	3.59%	3.51%	3.07%
Wholesale	1.50%	1.60%	1.55%	1.01%
Correspondent	0.45%	0.63%	0.52%	0.22%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.25%	1.61%	1.39%	1.68%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$536	$445	$981	$6,589	$91	$(5,608)
Retail / Joint Venture	1,826	1,410	3,236	12,507	416	(9,271)
Wholesale	1,369	1,128	2,497	7,843	241	(5,346)
Correspondent	6,197	3,988	10,185	18,992	2,209	(8,807)
Total Production by Channel	$9,928	$6,971	$16,899	$45,931	$2,957	$(29,032)

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Gain on originated residential mortgage loans, held-for-sale, net increased $42.6 million, primarily driven by an increase in volumes during the second quarter of 2023.

Gain on sale margin for the three months ended June 30, 2023 was 1.25%, 36 bps lower than 1.61% for the prior quarter, with the decrease primarily driven by channel mix (refer to the tables above). For the three months ended June 30, 2023, funded loan origination volume was $9.9 billion, up from $7.0 billion in the prior quarter as home sales increased nationwide. Purchase originations comprised 87% of all funded loans for the three months ended June 30, 2023 compared to 84% for the three months ended March 31, 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Gain on originated residential mortgage loans, held-for-sale, net decreased $515.7 million, primarily driven by a reduction in pull through adjusted lock volume attributable to an increase in interest rates year over year.

Gain on sale margin for the six months ended June 30, 2023 was 1.39%, 29 bps lower than 1.68% for the prior year, with the decrease primarily driven by channel mix (refer to the tables above). For the six months ended June 30, 2023, funded loan origination volume was $16.9 billion, down from $45.9 billion in the prior year as production in all four channels continued to move toward comparable historical levels after unprecedented purchase and refinance volume in the previous year. Purchase originations comprised 86% of all funded loans for the six months ended June 30, 2023 compared to 63% in the prior year.

Interest Expense and Warehouse Line Fees

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Interest expense and warehouse line fees increased $20.1 million quarter over quarter, primarily due to higher average interest rates during the second quarter affecting our variable rate financing.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense and warehouse line fees increased $348.6 million year over year, primarily due to higher average interest rates during 2023.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Legal and professional	$21,385	$12,755	$34,140	$49,408	$8,630	$(15,268)
Loan origination	12,323	11,757	24,080	74,916	566	(50,836)
Occupancy	16,382	18,366	34,748	58,663	(1,984)	(23,915)
Subservicing	40,625	35,256	75,881	88,795	5,369	(12,914)
Loan servicing	2,520	2,976	5,496	10,170	(456)	(4,674)
Property and maintenance	23,935	24,035	47,970	45,711	(100)	2,259
Other	64,338	62,010	126,348	143,846	2,328	(17,498)
Total	$181,508	$167,155	$348,663	$471,509	$14,353	$(122,846)

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

General and administrative expenses increased $14.4 million quarter over quarter, primarily driven by higher subservicing fees and professional service fees attributable to transaction due diligence relating to the Sculptor acquisition and deboarding fees related to servicing transitioning from third party servicers to in house.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

General and administrative expenses decreased $122.8 million year over year, primarily driven by a reduction in expenses within our Origination segment associated with a decrease in loan production commensurate with the higher interest rate environment.

Compensation and Benefits

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Compensation and benefits expense increased $0.7 million quarter over quarter, as the rate environment and production levels remained consistent.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Compensation and benefits expense decreased $353.8 million year over year, primarily driven by a reduction in headcount and commissions due to lower production levels commensurate with the higher interest rate environment.

Other Income (Loss)

The following table summarizes the components of Other income (loss):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022	QoQ Change	YoY Change
Real estate and other securities	$(122,578)	$83,851	$(38,727)	$(1,104,587)	$(206,429)	$1,065,860
Residential mortgage loans and REO	(10,123)	18,097	7,974	(131,619)	(28,220)	139,593
Derivative instruments	215,952	(151,006)	64,946	1,038,565	366,958	(973,619)
Other(A)	6,174	(26,591)	(20,417)	(24,896)	32,765	4,479
Realized and unrealized gains (losses) on investments, net	89,425	(75,649)	13,776	(222,537)	165,074	236,313

Unrealized gain (loss) on secured notes and bonds payable	4,549	(2,500)	2,049	35,151	7,049	(33,102)
Rental revenue	17,743	18,123	35,866	20,402	(380)	15,464
Property and maintenance revenue	33,117	33,637	66,754	66,340	(520)	414
(Provision) reversal for credit losses on securities	(2,035)	1,228	(807)	(2,885)	(3,263)	2,078
Valuation and credit loss (provision) reversal on loans and real estate owned	(3,777)	1,575	(2,202)	(4,643)	(5,352)	2,441
Other income (loss)	(33,737)	(21,585)	(55,322)	(2,645)	(12,152)	(52,677)
Other income (loss), net	15,860	30,478	46,338	111,720	(14,618)	(65,382)

Total other income (loss)	$105,285	$(45,171)	$60,114	$(110,817)	$150,456	$170,931
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Total other income was $105.3 million in the second quarter of 2023 compared to loss of $45.2 million in the first quarter of 2023.

The increase in Realized and Unrealized Gains (Losses) quarter over quarter was primarily driven by an increase in the 10-year Treasury yield resulting in an increase in the market value of interest rate swaps partially offset by a decrease in realized and unrealized gains from our real estate securities and residential mortgage loan portfolios.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Total other income was $60.1 million for the six months ended June 30, 2023 compared to loss of $110.8 million for the six months ended June 30, 2022.

The increase in Realized and Unrealized Gains (Losses) year over year was primarily driven by a lower rate-of-increase of the 10-year U.S. Treasury during the first six months of 2023, resulting in increased market value adjustments on real estate securities and residential mortgage loan portfolios partially offset by decreased realized and unrealized gains from interest rate swaps.

Unrealized gain on secured notes and bonds payable decreased $33.1 million, primarily driven by lower positive debt mark to market adjustments on the SpringCastle debt during 2023.

Rental revenue increased $15.5 million, driven by higher overall occupancy rates on the portfolio during 2023 and increased rent renewal rates.

Other income (loss) decreased $52.7 million primarily due to unrealized loss on an equity investment in a commercial redevelopment project and higher contingency reserves.

Income Tax Expense (Benefit)

Three months ended June 30, 2023 compared to the three months ended March 31, 2023

Income tax expense increased $73.3 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Income tax expense decreased $235.8 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at June 30, 2023 was $1,369.0 million.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and the Mortgage Company, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of June 30, 2023, approximately $1,022.6 million of our cash and cash equivalents were held at NRM, Newrez and Caliber, of which $854.3 million were in excess of regulatory liquidity requirements. NRM, Newrez and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2023, we had outstanding secured financing agreements with an aggregate face amount of approximately $12.8 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.5 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above. Our senior management team has extensive long-

term relationships with investment banks, brokerage firms and commercial banks, which we believe enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

On August 17, 2022, the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae released updated capital and liquidity standards for loan sellers and servicers. In regard to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards will become effective on September 30, 2023. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	June 30, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,446,085	$2,445,472	Jul-23 to Jan-25	6.6%	0.5	$2,837,968	$2,886,669	$2,792,211	17.1	$2,606,004
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,108,682	1,108,682	Dec-23 to May-24	7.9%	0.3	1,328,445	1,328,445	1,328,445	1.0	1,220,662
Agency RMBS and Treasury(D)	8,618,426	8,618,426	Jul-23 to Feb-24	5.3%	0.3	8,899,981	8,716,511	8,748,656	8.0	6,821,788
Non-Agency RMBS(E)	584,848	584,848	Jul-23 to Oct-27	7.1%	1.0	14,020,165	900,002	920,969	5.9	609,282
Total Secured Financing Agreements	12,758,041	12,757,428		5.9%	0.4					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	202,663	202,663	Aug-25	3.7%	2.1	64,323,647	242,967	286,573	6.1	227,596
MSRs(H)	4,305,473	4,295,903	Jan-24 to Mar-28	6.6%	2.3	524,360,256	6,473,508	8,614,954	7.4	4,791,543
Servicer Advance Investments(I)	295,215	294,398	Aug-23 to Mar-24	7.3%	0.7	327,574	371,955	385,927	8.2	318,445
Servicer Advances(I)	2,134,039	2,133,531	Aug-23 to Nov-26	4.5%	0.6	2,526,703	2,447,918	2,447,918	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.0%	0.9	655,807	661,185	667,699	29.0	769,988
Consumer Loans(K)	1,476,880	1,441,648	Jun-28 to Sep 37	9.3%	4.7	1,651,989	1,587,232	1,602,571	1.8	299,498
SFR Properties	827,339	784,608	Mar-26 to Sep-27	4.2%	3.8	N/A	958,104	958,104	N/A	817,695
Mortgage Loans Receivable	524,062	512,255	Jul 26 to Dec-26	5.6%	3.3	560,721	560,721	560,721	0.6	512,919
Total Secured Notes and Bonds Payable	10,415,671	10,315,006		6.2%	2.3					10,098,943
Total/ Weighted Average	$23,173,712	$23,072,434		6.0%	1.2					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $116.9 million of associated accrued interest payable as of June 30, 2023.
(D)Includes $972.3 million face amount of repurchase agreements collateralized by U.S. Treasury Bills. All repurchase agreements have a fixed rate.
(E)All LIBOR or SOFR-based floating interest rates.
(F)Includes $255.4 million which bear interest at an average fixed rate of 5.1% with the remaining having LIBOR or SOFR-based floating interest rates.
(G)Includes $202.7 million of corporate loans which bear interest at a fixed rate of 3.7%.
(H)Includes $2.8 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $1.6 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)$1.2 billion face amount of the notes have a fixed rate of 1.6% while the remaining notes bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 1.5% to 3.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month LIBOR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $238.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $1.2 billion of debt collateralized by the Marcus loans bearing interest at the sum of one-month SOFR plus a margin of 3.0%.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $12.8 billion of repurchase agreements. To the extent that the value of the collateral underlying these repurchase agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2023
	Outstanding Balance at June 30, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,618,426	$7,798,599	$8,637,007	4.92%
Non-Agency RMBS	584,848	593,023	612,629	6.82%
Residential mortgage loans	2,190,699	1,922,920	2,551,584	6.47%
Secured Notes and Bonds Payable
MSRs	517,000	661,337	767,000	8.08%
Servicer Advances	2,226,879	1,946,342	2,353,704	3.44%
Residential mortgage loans	650,000	623,228	749,905	5.75%
Total/weighted average	$14,787,852	$13,545,449	$15,671,829	5.15%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Secured Financing Agreements
Agency RMBS	$7,787,408	$7,514,693	$8,408,051	$8,200,636
Non-Agency RMBS	1,962,669	604,806	615,830	613,057
Residential mortgage loans and REO	2,062,667	1,751,530	1,726,716	3,610,003
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

Maturities

Our debt obligations as of June 30, 2023, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2023	$1,204,448	$11,089,405	$12,293,853
2024	1,949,664	3,387,298	5,336,962
2025	—	1,655,367	1,655,367
2026	—	1,736,959	1,736,959
2027	728,691	245,000	973,691
2028 and thereafter	1,476,880	250,000	1,726,880
	$5,359,683	$18,364,029	$23,723,712
(A)Includes secured notes and bonds payable of $5.4 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $12.8 billion and $5.6 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $8.6 billion collateralized by Agency RMBS or U.S. Treasury Bills.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to Trades Receivable and Treasury securities) and Non-Agency RMBS repurchase agreements were 1.5% and 36.5%, respectively, and for residential mortgage loans was 12.4% during the six months ended June 30, 2023.

Borrowing Capacity

The following table summarizes our borrowing capacity as of June 30, 2023 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,398,330	$2,034,184	$3,364,146
Loan origination	7,421,000	1,520,582	5,900,418
Secured Notes and Bonds Payable
Excess MSRs	286,380	202,662	83,718
MSRs	7,155,473	4,305,473	2,850,000
Servicer advances	3,595,000	2,429,254	1,165,746
Residential mortgage loans	290,715	189,364	101,351
	$24,146,898	$10,681,519	$13,465,379
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2023.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	0.80	0.80
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	0.88	0.88
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$3.51	$3.51
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

Additionally, with the phase out of LIBOR in 2023, we do not currently intend to amend our any of our Series A, Series B or Series C to change the existing USD-LIBOR cessation fallback language. Consequently, higher interest rates on dividends paid on our preferred stock that reset to floating rates would adversely affect our cash flows.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2023 under the ATM Program.

On December 15, 2022, our board of directors approved the Stock Repurchase Program authorizing the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2023. The objective of the Stock Repurchase Program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the six months ended June 30, 2023, we did not repurchase any shares of our common stock or our preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy. Further, as of June 30, 2023, the Company did not establish a trading plan pursuant to Rule 10b5-1 under the Exchange Act.

The following table summarizes outstanding options as of June 30, 2023:

Held by Former Manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

As of June 30, 2023, our outstanding options had a weighted average exercise price of $13.25.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2022	April 2022	$0.25
June 30, 2022	July 2022	0.25
September 30, 2022	October 2022	0.25
December 31, 2022	January 2023	0.25
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,617,634	$1,528,442	$89,192

Net cash provided by (used in) operating activities	1,232,246	5,355,298	(4,123,052)
Net cash provided by (used in) investing activities	(826,689)	465,332	(1,292,021)
Net cash provided by (used in) financing activities	(334,401)	(5,404,264)	5,069,863

Net increase (decrease) in cash, cash equivalents and restricted cash	71,156	416,366	(345,210)

End of period — cash, cash equivalents and restricted cash	$1,688,790	$1,944,808	$(256,018)

Operating Activities

Net cash provided by (used in) operating activities were approximately $1.2 billion and $5.4 billion for the six months ended June 30, 2023 and 2022, respectively. Operating cash inflows for the six months ended June 30, 2023 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases of residential mortgage loans, held-for-sale, loan originations and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(0.8) billion and $0.5 billion for the six months ended June 30, 2023 and 2022, respectively. Investing activities for the six months ended June 30, 2023 primarily consisted of cash paid for real estate securities, U.S. treasury bills and the funding of servicer advance investments, net of principal repayments from servicer advance investments, MSRs, real estate securities and loans, as well as proceeds from the sale of real estate securities, loans and REO.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(0.3) billion and $(5.4) billion for the six months ended June 30, 2023 and 2022, respectively. Financing activities for the six months ended June 30, 2023 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital distributions of noncontrolling interests in the equity of consolidated subsidiaries and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of June 30, 2023, there was $11.4 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold mortgage backed security (“MBS”) up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

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

As of June 30, 2023, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2023 included all of the material contractual obligations referred to in our Annual Report on Form 10-K for the year ended December 31, 2022, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2023:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 24 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2023, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $195.7 million of unfunded and available revolving credit privileges as of June 30, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis had commitments to fund up to $579.5 million of additional advances on existing mortgage loans as of June 30, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on SOFR, which is subject to national, international and other regulatory guidance for reform. The recent transition from LIBOR to SOFR involves operational risks, including but not limited to, reduced experience understanding and modeling SOFR-based assets and liabilities which in turn increases the difficulty of investing, hedging and risk management.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	Estimated Change in Book Value (in millions) (A)
Interest rate change (bps)	June 30, 2023	December 31, 2022
+50bps	+314.6	+403.4
+25bps	+158.9	+203.3
-25bps	-158.9	-203.3
-50bps	-322.7	-411.5
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

	Estimated Change in Book Value (in millions) (A)
Mortgage basis change (bps)	June 30, 2023	December 31, 2022
+20bps	+14.0	+0.9
+10bps	+7.2	+0.6
-10bps	-7.2	-0.6
-20bps	-14.9	-1.8
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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, owned as of June 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at June 30, 2023	$5,703,219
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,144,483	$5,915,750	$5,505,165	$5,320,389
Change in estimated fair value:
Amount	$441,264	$212,531	$(198,054)	$(382,830)
Percentage	7.7%	3.7%	(3.5)%	(6.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,968,039	$5,830,194	$5,589,925	$5,488,331
Change in estimated fair value:
Amount	$264,820	$126,975	$(113,294)	$(214,888)
Percentage	4.6%	2.2%	(2.0)%	(3.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,795,070	$5,752,835	$5,646,473	$5,583,270
Change in estimated fair value:
Amount	$91,851	$49,616	$(56,746)	$(119,949)
Percentage	1.6%	0.9%	(1.0)%	(2.1)%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at June 30, 2023	$722,415
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$795,069	$757,095	$690,644	$661,454
Change in estimated fair value:
Amount	$72,654	$34,680	$(31,771)	$(60,961)
Percentage	10.1%	4.8%	(4.4)%	(8.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$764,577	$742,921	$702,935	$684,379
Change in estimated fair value:
Amount	$42,162	$20,506	$(19,480)	$(38,036)
Percentage	5.8%	2.8%	(2.7)%	(5.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$753,434	$738,695	$704,775	$685,950
Change in estimated fair value:
Amount	$31,019	$16,280	$(17,640)	$(36,465)
Percentage	4.3%	2.3%	(2.4)%	(5.0)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of June 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at June 30, 2023	$2,262,922
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,432,035	$2,344,396	$2,187,016	$2,116,147
Change in estimated fair value:
Amount	$169,113	$81,474	$(75,906)	$(146,775)
Percentage	7.5%	3.6%	(3.4)%	(6.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,385,837	$2,321,363	$2,208,488	$2,157,918
Change in estimated fair value:
Amount	$122,915	$58,441	$(54,434)	$(105,004)
Percentage	5.4%	2.6%	(2.4)%	(4.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,470,272	$2,371,522	$2,146,202	$2,023,223
Change in estimated fair value:
Amount	$207,350	$108,600	$(116,720)	$(239,699)
Percentage	9.2%	4.8%	(5.2)%	(10.6)%

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

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, and should not be limited to those referenced herein or therein. The following risks and uncertainties related to the Sculptor Acquisition supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Sculptor Acquisition

The Sculptor Acquisition is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Sculptor Acquisition could have material adverse effects on us.

On July 23, 2023, we entered into the Merger Agreement to acquire Sculptor. We cannot assure you that the Sculptor Acquisition will be consummated on the terms or in the timeframe described herein, if at all.

Consummation of the Sculptor Acquisition is subject to certain customary conditions, including (i) approval of the Sculptor Acquisition by the requisite vote of Sculptor’s stockholders (the “Company Stockholder Approval”) and approval of the Sculptor Acquisition by the affirmative vote of the holders representing at least a majority of the aggregate voting power of the outstanding shares of Sculptor Class A common stock owned by the holders of Sculptor Class A common stock who (x) are not also holders of either Class A common units of the operating partnerships or Class A-1 common units of the operating partnerships and their respective affiliates and (y) are not executive managing directors of Sculptor employed by Sculptor or its subsidiaries as of the date of the vote of Sculptor’s stockholders or the date of the Merger and that are entitled to vote thereon (the “Company Non-Unitholder Stockholder Approval” and together with the Company Stockholder Approval, the “Required Stockholder Approval”), (ii) approval of the LP Mergers (as defined in the Merger Agreement) by the general partner of each of the Operating Partnerships (as defined in the Merger Agreement), (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval of the Financial Conduct Authority in the United Kingdom and the approval of the Securities and Futures Commission in Hong Kong, (iv) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on Sculptor, (v) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (vi) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects and (vii) the receipt of consent of investment funds or other vehicles managed by Sculptor and its subsidiaries representing at least 85% of such parties’ run rate revenue to the “assignment” (as defined in the Investment Advisers Act of 1940) of their client contracts.

There can be no assurance that the conditions to closing of the Sculptor Acquisition will be satisfied or waived or that other events will not intervene, delay or result in the failure to close the Sculptor Acquisition. Certain of these conditions are not within our control, and we cannot predict when, or if these conditions will be satisfied. Under the terms of the Merger Agreement, the Sculptor Acquisition may be terminated by either party (i) if the closing has not occurred on or before July 23, 2024; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if Sculptor fails to obtain the Required Stockholder Approval; or (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing to be satisfied.

In addition, government regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Sculptor Acquisition, and such conditions, terms, obligations or restrictions may delay completion of the Sculptor Acquisition, require us to take actions that materially alter our existing business or the proposed combined business, including divestitures or similar transactions, or impose additional material costs on, or materially limit the revenues of, the combined company following the completion of the Sculptor Acquisition. Regulators may impose such conditions, terms, obligations or restrictions, and, if imposed, such conditions, terms, obligations or restrictions may delay or prevent completion of the Sculptor Acquisition, and may have a material adverse effect on our existing business or the proposed combined business.

If the Sculptor Acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Sculptor Acquisition, we would be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•time and resources committed by our management to matters relating to the Sculptor Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from our customers, employees, suppliers and regulators; and
•we will be required to pay the costs relating to the Sculptor Acquisition, such as legal, accounting and financial advisory fees, whether or not the Sculptor Acquisition is completed.

The materialization of any of these risks could materially and adversely impact our ongoing business. Similarly, delays in the completion of the Sculptor Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Sculptor Acquisition.

After the Sculptor Acquisition, we may be unable to successfully integrate the businesses and realize the anticipated benefits of the Sculptor Acquisition.

The success of the Sculptor Acquisition will depend, in part, on our ability to successfully integrate Sculptor, which currently operates as an independent public company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. If we are unable to achieve these objectives within the anticipated timeframe, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Sculptor’s business is subject to certain of the same risks as our businesses, as well as additional risks relating to the asset management business, including competitive pressures relating to fund performance, ability to attract and retain fund investors, additional regulation of asset managers and other risks related to the management of funds. If the Sculptor Acquisition is completed, our exposure to the risks involved in such businesses will be increased.

The Sculptor Acquisition and the integration of Sculptor into our business may result in material challenges, including, without limitation:
•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to the Sculptor Acquisition;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the Sculptor Acquisition;
•retaining existing business relationships, including Sculptor’s current fund investors, and attracting new business relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•unanticipated issues and costs in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations; and
•unforeseen liabilities, expenses or delays associated with the Sculptor Acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, failures in achieving anticipated benefits, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Stockholder or other litigation could result in the payment of damages and/or may materially and adversely affect our business, financial condition results of operations and liquidity.

Transactions such as the Sculptor Acquisition often give rise to securities class action and derivative lawsuits and other legal proceedings by stockholders or other third parties. Even if such legal proceedings are without merit, the defense or settlement of any lawsuit or claim that remains unresolved regarding the Sculptor Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation or settlement of any lawsuit or claim could be costly and could divert management’s time and attention from the operation of the business. Finally, if a plaintiff was successful in obtaining an injunction prohibiting completion of the Sculptor Acquisition, such injunction may delay or prevent completion of the Sculptor Acquisition, which may adversely affect our business, financial condition, results of operations and liquidity.

We may not have discovered undisclosed liabilities of Sculptor during our due diligence process.

In the course of the due diligence review of Sculptor that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues of Sculptor and its subsidiaries, and we do not have rights of indemnification against Sculptor for any such liabilities. Examples of such undisclosed liabilities or other issues may include, but are not limited to, unpaid taxes, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Sculptor Acquisition.

Our and Sculptor’s business relationships may be subject to disruption due to uncertainty associated with the Sculptor Acquisition, which could have an adverse effect on the Company and business and operations of the combined company.

Parties with which we and/or Sculptor do business may experience uncertainty associated with the proposed acquisition, including with respect to current or future business relationships with us, Sculptor or the combined Company following the completion of the Sculptor Acquisition. Our and Sculptor’s relationships may be subject to disruption as customers, current and prospective fund investors, suppliers and other persons with whom we and/or Sculptor have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Sculptor, as applicable.

Such risks could have an adverse effect on the results of operations, cash flows and financial position of us or the combined company following the completion of the Sculptor Acquisition, including an adverse effect on our ability to realize the expected synergies and other benefits of the transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the transaction.

Uncertainties associated with the Sculptor Acquisition may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We and Sculptor are dependent on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. Our success after the completion of the Sculptor Acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees of our Company and Sculptor. Prior to completion of the Sculptor Acquisition, current and prospective employees of the combined company may experience uncertainty about their roles within our Company following the completion of the Sculptor Acquisition, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. Additionally, although we have agreed to establish a retention program and long-term incentive program for certain Sculptor employees, there can be no guarantee that such programs will be successful in retaining such employees, including key employees. No assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Sculptor Acquisition.

In specified circumstances, Sculptor could terminate the Merger Agreement to accept an alternative proposal.

Sculptor may in certain circumstances terminate the Merger Agreement to enter into an agreement providing for a superior proposal. In such event, Sculptor would be obligated to pay us a termination fee equal to $16,576,819. Such termination would deny us and our stockholders any benefits from the Sculptor Acquisition and could materially and negatively impact our share price.

We will incur substantial transaction fees and costs in connection with the Sculptor Acquisition.

We expect to incur a significant amount of non-recurring expenses in connection with the Sculptor Acquisition. Additional unanticipated costs may be incurred in the course of the integration of our businesses and the business of Sculptor. Many of the expenses that may be incurred are, by their nature, difficult to estimate. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all. Additionally, the expenses in connection with the Sculptor Acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Our ability to utilize Sculptor’s tax attributes will be significantly limited.

Although Sculptor currently has significant tax attributes, including significant net operating losses, our use of those attributes following the closing of the Sculptor Acquisition will be subject to significant limitations as a result of the fact that the Sculptor Acquisition will cause Sculptor to undergo an “ownership change” for purposes of Section 382 of the Code. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. Section 382 imposes an annual limitation on the use of such attributes, which, in the case of Sculptor’s attributes, would permit us to use only a small portion of Sculptor’s tax attributes each year.

As a result of the Section 382 limitation or potentially other limitations or changes in circumstances, our use of Sculptor’s tax attributes will be significantly delayed, and we may not be able to use all of those attributes, thereby limiting the cash tax benefit of those attributes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, and Calder Sub III, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

10.1+	Rithm Capital Corp. 2023 Omnibus Incentive Plan, adopted as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2023)

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and James Levin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.2	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Wayne Cohen (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.3	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Brett Klein (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.4	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Peter Wallach (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

August 4, 2023

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 4, 2023