Form 10-Q
period 2023-09-30
Rithm Capital Corp.
filed 2023-11-01
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or
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
Common stock, $0.01 par value per share: 483,214,061 shares outstanding as of October 27, 2023.

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
•risks associated with our acquisition of Sculptor Capital Management, Inc., including the risk that a condition to closing the acquisition may not be satisfied, the Merger Agreement may be terminated in accordance with its terms, potential adverse impacts on our business and operations from uncertainties associated with the acquisition, potential liabilities, stockholder or other litigation, including the Sculptor Stockholder Action (as defined in Note 25), and potential resulting damages and/or adverse effects and our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition;
•impact from any of our future acquisitions, including our acquisition of Computershare Mortgage Services Inc. and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and our ability to successfully integrate the acquired assets, entities, employees and assumed liabilities;
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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,694,868	$8,889,403
Real estate and other securities ($9,201,474 and $8,289,277 at fair value, respectively)	10,193,596	8,289,277
Residential loans held-for-investment, at fair value	370,957	452,519
Residential mortgage loans, held-for-sale ($2,740,599 and $3,297,271 at fair value, respectively)	2,819,282	3,398,298
Consumer loans held-for-investment, at fair value(A)	1,436,080	363,756
Single-family rental properties	991,948	971,313
Mortgage loans receivable, at fair value(A)	2,135,424	2,064,028
Residential mortgage loans subject to repurchase(B)	1,443,546	1,219,890
Cash and cash equivalents(A)	1,217,283	1,336,508
Restricted cash(A)	368,447	281,126
Servicer advances receivable	2,434,266	2,825,485
Receivable for investments sold	219,963	473,126
Other assets(A)	2,419,868	1,914,607
	$34,745,528	$32,479,336
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$13,605,380	$11,257,736
Secured notes and bonds payable ($552,920 and $632,404 at fair value, respectively)(A)	9,964,855	10,098,943
Residential mortgage loan repurchase liability(B)	1,443,546	1,219,890
Unsecured senior notes, net of issuance costs	546,374	545,056
Payable for investments purchased	—	731,216
Dividends payable	135,095	129,760
Accrued expenses and other liabilities(A)	1,782,315	1,486,667
	27,477,565	25,469,268
Commitments and Contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,214,061 and 473,715,100 issued and outstanding, respectively	4,833	4,739
Additional paid-in capital	6,070,970	6,062,019
Retained earnings (accumulated deficit)	(164,010)	(418,662)
Accumulated other comprehensive income	39,009	37,651
Total Rithm Capital stockholders’ equity	7,208,056	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries(A)	59,907	67,067
Total equity	7,267,963	7,010,068
	$34,745,528	$32,479,336
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of September 30, 2023 and December 31, 2022, total assets of consolidated VIEs were $2.2 billion and $2.3 billion, respectively, and total liabilities of consolidated VIEs were $1.8 billion and $1.8 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$442,644	$453,163	$1,378,045	$1,379,041
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(138,993), $(141,616), $(384,094) and $(522,206), respectively)	20,934	(19,174)	(99,338)	890,281
Servicing revenue, net	463,578	433,989	1,278,707	2,269,322
Interest income	476,607	273,379	1,222,007	710,440
Gain on originated residential mortgage loans, held-for-sale, net	149,230	203,479	410,320	980,266
	1,089,415	910,847	2,911,034	3,960,028
Expenses
Interest expense and warehouse line fees	382,554	218,089	1,020,780	507,751
General and administrative	190,475	214,624	539,138	686,133
Compensation and benefits	186,149	290,984	564,635	1,023,261
Management fee	—	—	—	46,174
Termination fee to affiliate	—	—	—	400,000
	759,178	723,697	2,124,553	2,663,319

Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	(127,508)	(34,118)	(113,732)	(256,656)
Other income (loss), net	71,047	23,242	117,385	134,962
	(56,461)	(10,876)	3,653	(121,694)
Income Before Income Taxes	273,776	176,274	790,134	1,175,015
Income tax expense (benefit)	52,585	22,084	92,309	297,563
Net Income	$221,191	$154,190	$697,825	$877,452
Noncontrolling interests in income (loss) of consolidated subsidiaries	4,848	7,307	10,437	27,098
Dividends on preferred stock	22,394	22,427	67,184	67,315
Net Income (Loss) Attributable to Common Stockholders	$193,949	$124,456	$620,204	$783,039

Net Income (Loss) Per Share of Common Stock
Basic	$0.40	$0.27	$1.29	$1.68
Diluted	$0.40	$0.26	$1.28	$1.62
Weighted Average Number of Shares of Common Stock Outstanding
Basic	483,214,061	467,974,962	481,503,762	467,192,721
Diluted	484,350,288	476,796,757	483,530,227	481,900,129

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$221,191	$154,190	$697,825	$877,452
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities, net	(945)	(9,283)	1,358	(41,916)
Comprehensive income	220,246	144,907	699,183	835,536
Comprehensive income (loss) attributable to noncontrolling interests	4,848	7,307	10,437	27,098
Dividends on preferred stock	22,394	22,427	67,184	67,315
Comprehensive income (loss) attributable to common stockholders	$193,004	$115,173	$621,562	$741,123

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	51,964,122	$1,257,254	483,320,606	$4,834	$6,068,613	$(236,222)	$39,954	$7,134,433	$60,251	$7,194,684
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,804)	—	(120,804)	—	(120,804)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(5,192)	(5,192)
Director share grants and employee non-cash stock-based compensation	—	—	(106,545)	(1)	2,357	(932)	—	1,424	—	1,424
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	216,343	—	216,343	4,848	221,191
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(945)	(945)	—	(945)
Total comprehensive income (loss)								215,398	4,848	220,246
Balance at September 30, 2023	51,964,122	$1,257,254	483,214,061	$4,833	$6,070,970	$(164,010)	$39,009	$7,208,056	$59,907	$7,267,963

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	52,038,342	$1,258,667	466,856,753	$4,670	$6,060,740	$(387,870)	$57,620	$6,993,827	$69,171	$7,062,998
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(118,429)	—	(118,429)	—	(118,429)
Dividends declared on preferred stock	—	—	—	—	—	(22,427)	—	(22,427)	—	(22,427)
Capital distributions	—	—	—	—	—	—	—	—	(5,423)	(5,423)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Comprehensive income (loss)
Net income	—	—	—	—	—	146,883	—	146,883	7,307	154,190
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(9,283)	(9,283)	—	(9,283)
Total comprehensive income (loss)								137,600	7,307	144,907
Balance at September 30, 2022	52,038,342	$1,258,667	473,715,100	$4,739	$6,060,671	$(381,843)	$48,337	$6,990,571	$71,055	$7,061,626

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock, $0.75 per share	—	—	—	—	—	(362,388)	—	(362,388)	—	(362,388)
Dividends declared on preferred stock	—	—	—	—	—	(67,185)	—	(67,185)	—	(67,185)
Capital contributions	—	—	—	—	—	—	—	—	—	—
Capital distributions	—	—	—	—	—	—	—	—	(17,597)	(17,597)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and employee non-cash stock-based compensation	—	—	211,614	1	9,044	(3,163)	—	5,882	—	5,882
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	687,388	—	687,388	10,437	697,825
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	1,358	1,358	—	1,358
Total comprehensive income (loss)								688,746	10,437	699,183
Balance at September 30, 2023	51,964,122	$1,257,254	483,214,061	$4,833	$6,070,970	$(164,010)	$39,009	$7,208,056	$59,907	$7,267,963

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	6,669,380
Dividends declared on common stock, $0.75 per share	—	—	—	—	—	(351,840)	—	(351,840)	—	(351,840)
Dividends declared on preferred stock	—	—	—	—	—	(67,315)	—	(67,315)	—	(67,315)
Capital distributions	—	—	—	—	—	—	—	—	(21,391)	(21,391)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Preferred stock repurchase	(171,658)	(3,814)	—	—	—	—	—	(3,814)	—	(3,814)
Director share grants	—	—	98,487	1	1,069	—	—	1,070	—	1,070
Comprehensive income (loss)
Net income	—	—	—	—	—	850,354	—	850,354	27,098	877,452
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(41,916)	(41,916)	—	(41,916)
Total comprehensive income (loss)								808,438	27,098	835,536
Balance at September 30, 2022	52,038,342	$1,258,667	473,715,100	$4,739	$6,060,671	$(381,843)	$48,337	$6,990,571	$71,055	$7,061,626

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$697,825	$877,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	516,114	(587,181)
Change in fair value of equity investments	27,509	8,535
Change in fair value of secured notes and bonds payable	(5,890)	(50,279)
(Gain) loss on settlement of investments, net	(402,449)	843,837
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(410,320)	(980,266)
(Gain) loss on transfer of loans to REO	(10,120)	(6,263)
Accretion and other amortization	(85,063)	(45,230)
Provision (reversal) for credit losses on securities, loans and real estate owned	6,455	14,272
Non-cash portions of servicing revenue, net	158,344	(890,281)
Deferred tax provision	86,324	297,517
Mortgage loans originated and purchased for sale, net of fees	(30,003,362)	(65,446,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	30,494,925	72,072,003
Interest received from servicer advance investments, RMBS, loans and other	42,932	46,797
Changes in:
Servicer advances receivable, net	339,610	332,902
Other assets	15,312	(54,235)
Due to affiliate	—	(17,819)
Accrued expenses and other liabilities	199,341	317,256
Net cash provided by (used in) operating activities	1,667,487	6,732,161
Cash Flows From Investing Activities
Purchase of servicer advance investments	(644,594)	(744,671)
Purchase of RMBS	(4,094,458)	(9,597,580)
Purchase of U.S. Treasury Bills	(973,795)	—
Purchase of residential mortgage loans	(1,269)	(7,182)
Purchase of SFR properties, real estate owned and other assets	(72,503)	(396,981)
Purchase of mortgage loans receivable	(146,631)	—
Draws on revolving consumer loans	(20,675)	(22,070)
Net settlement of derivatives	390,415	282,827
Return of investments in Excess MSRs	23,066	12,264
Principal repayments from servicer advance investments	675,261	791,653
Principal repayments from RMBS	514,553	915,913
Principal repayments from residential mortgage loans	35,064	69,020
Principal repayments from consumer loans	267,820	112,228
Proceeds from sale of MSRs and MSR financing receivables	705,300	3,975
Proceeds from sale of RMBS	1,868,702	7,716,127
Proceeds from sale of real estate owned	19,806	9,652
Net cash provided by (used in) investing activities	(1,453,938)	(854,825)
Continued on next page.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Financing Activities
Repayments of secured financing agreements	(31,733,802)	(39,920,856)
Repayments of warehouse credit facilities	(31,076,021)	(73,028,747)
Net settlement of margin deposits under repurchase agreements and derivatives	(676,511)	1,007,970
Repayments of secured notes and bonds payable	(5,024,509)	(3,174,439)
Deferred financing fees	(7,084)	(8,992)
Dividends paid on common and preferred stock	(427,583)	(417,445)
Borrowings under secured financing agreements	34,530,433	39,713,905
Borrowings under warehouse credit facilities	30,625,465	66,296,292
Borrowings under secured notes and bonds payable	3,561,756	4,101,314
Repurchase of preferred stock	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(17,597)	(21,391)
Net cash provided by (used in) financing activities	(245,453)	(5,456,203)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(31,904)	421,133

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,617,634	$1,528,442

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,585,730	$1,949,575

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	893,204	468,991
Cash paid during the period for income taxes	1,798	1,757
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	140,856
Transfer from residential mortgage loans to real estate owned and other assets	21,135	10,762
Real estate securities retained from loan securitizations	15,241	167,246
Residential mortgage loans subject to repurchase	1,443,546	1,897,142
Purchase of Agency RMBS, settled after quarter-end	—	498,933
Cashless exercise of 2020 warrants (par)	93	—
Seller financing in Marcus acquisition	1,317,347	—

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

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. For its services, the Former Manager was entitled to management fees and incentive compensation, both defined in, and in accordance with the terms of, the Management Agreement. On June 17, 2022, Rithm Capital entered into an Internalization Agreement with the Former Manager (the “Internalization Agreement”), pursuant to which the Management Agreement was terminated effective June 17, 2022 (the “Effective Date”), except that certain indemnification and other obligations survive, and the Company internalized its management functions in accordance with the Internalization Agreement (such transactions, the “Internalization”). As a result of the Internalization, Rithm Capital ceased to be externally managed, and following the Internalization, Rithm Capital operates as an internally managed REIT. In connection with the termination of the Management Agreement, the Company agreed to pay the Former Manager $400.0 million (subject to certain adjustments). Following the Internalization, the Company no longer pays a management or incentive fee to the Former Manager.

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

As of September 30, 2023, Rithm Capital conducted its business through the following segments: (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate.

Agreement to Acquire Sculptor Capital Management, Inc.

On July 23, 2023, Rithm Capital and certain of its affiliates entered into an Agreement and Plan of Merger (including the schedules and exhibits thereto, and as it may be amended from time to time, including by the First Amendment and the Second Amendment (each as defined below), the “Merger Agreement”) with Sculptor Capital Management, Inc. (“Sculptor”) and certain of its affiliates. Pursuant to the original Merger Agreement, Rithm Capital was to acquire Sculptor in a transaction valued at approximately $639 million, which included $11.15 per Class A common share of Sculptor. On October 12, 2023, Rithm Capital entered into the First Amendment to amend the Merger Agreement to reflect, among other things, an updated transaction value of approximately $676 million, which included an increase to $12.00 per Class A common share of Sculptor. Additionally, on October 26, 2023, Rithm Capital entered into the Second Amendment to further amend the Merger Agreement to reflect, among other things, an updated transaction value of approximately $719.8 million, which includes an increase to $12.70 per Class A common share of Sculptor (including related transactions under the Merger Agreement, the “Sculptor Acquisition”).

The Sculptor Acquisition is targeted to close in the fourth quarter of 2023, subject to various approvals and customary closing conditions.

See Note 25 for further details.

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

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized on long-lived assets for the three months and nine months ended September 30, 2023. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

3.    SEGMENT REPORTING

At September 30, 2023, Rithm Capital’s reportable segments include (i) Origination, (ii) Servicing, (iii) MSR Related Investments, (iv) Residential Securities, Properties and Loans, (v) Consumer Loans, (vi) Mortgage Loans Receivable and (vii) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended September 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$372,979	$69,665	$442,644	$—	$—	$—	$—	$—	$442,644
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(138,993))	—	95,507	(74,573)	20,934	—	—	—	—	—	20,934
Servicing revenue, net	—	468,486	(4,908)	463,578	—	—	—	—	—	463,578
Interest income	29,140	127,467	35,339	191,946	140,119	23,993	58,946	59,461	2,142	476,607
Gain on originated residential mortgage loans, held-for-sale, net	126,844	17,295	—	144,139	—	5,091	—	—	—	149,230
Total revenues	155,984	613,248	30,431	799,663	140,119	29,084	58,946	59,461	2,142	1,089,415
Interest expense	30,725	83,845	33,907	148,477	136,180	30,753	26,285	31,751	9,108	382,554
G&A and other	137,831	103,728	66,275	307,834	1,009	13,531	4,542	15,524	34,184	376,624
Total operating expenses	168,556	187,573	100,182	456,311	137,189	44,284	30,827	47,275	43,292	759,178
Realized and unrealized gains (losses) on investments, net	22	—	10,453	10,475	(127,458)	(7,865)	(4,111)	1,451	—	(127,508)
Other income (loss), net	74	(700)	37,412	36,786	(2,644)	40,330	(2,410)	5,369	(6,384)	71,047
Total other income (loss)	96	(700)	47,865	47,261	(130,102)	32,465	(6,521)	6,820	(6,384)	(56,461)
Income (loss) before income taxes	(12,476)	424,975	(21,886)	390,613	(127,172)	17,265	21,598	19,006	(47,534)	273,776
Income tax expense (benefit)	(3,125)	59,474	1,946	58,295	—	(4,656)	62	(1,116)	—	52,585
Net income (loss)	(9,351)	365,501	(23,832)	332,318	(127,172)	21,921	21,536	20,122	(47,534)	221,191
Noncontrolling interests in income (loss) of consolidated subsidiaries	269	—	1,414	1,683	—	—	3,165	—	—	4,848
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,394	22,394
Net income (loss) attributable to common stockholders	$(9,620)	$365,501	$(25,246)	$330,635	$(127,172)	$21,921	$18,371	$20,122	$(69,928)	$193,949

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Nine Months Ended September 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$1,082,257	$295,788	$1,378,045	$—	$—	$—	$—	$—	$1,378,045
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(384,094))	—	103,748	(203,086)	(99,338)	—	—	—	—	—	(99,338)
Servicing revenue, net	—	1,186,005	92,702	1,278,707	—	—	—	—	—	1,278,707
Interest income	81,225	314,387	95,520	491,132	376,842	73,050	97,634	176,607	6,742	1,222,007
Gain on originated residential mortgage loans, held-for-sale, net	373,796	22,882	—	396,678	1,247	12,395	—	—	—	410,320
Total revenues	455,021	1,523,274	188,222	2,166,517	378,089	85,445	97,634	176,607	6,742	2,911,034
Interest expense	89,333	246,525	95,977	431,835	350,044	87,775	32,280	91,725	27,121	1,020,780
G&A and other	421,407	298,636	210,811	930,854	3,199	36,303	9,042	46,550	77,825	1,103,773
Total operating expenses	510,740	545,161	306,788	1,362,689	353,243	124,078	41,322	138,275	104,946	2,124,553
Realized and unrealized gains (losses) on investments, net	78	195	8,366	8,639	(96,015)	(22,228)	(14,095)	9,967	—	(113,732)
Other income (loss), net	(261)	(18,971)	107,761	88,529	(4,514)	82,509	(5,736)	6,260	(49,663)	117,385
Total other income (loss)	(183)	(18,776)	116,127	97,168	(100,529)	60,281	(19,831)	16,227	(49,663)	3,653
Income (loss) before income taxes	(55,902)	959,337	(2,439)	900,996	(75,683)	21,648	36,481	54,559	(147,867)	790,134
Income tax expense (benefit)	(14,003)	115,887	(2,117)	99,767	—	(3,436)	169	(4,191)	—	92,309
Net income (loss)	(41,899)	843,450	(322)	801,229	(75,683)	25,084	36,312	58,750	(147,867)	697,825
Noncontrolling interests in income (loss) of consolidated subsidiaries	613	—	2,113	2,726	—	—	7,711	—	—	10,437
Dividends on preferred stock	—	—	—	—	—	—	—	—	67,184	67,184
Net income (loss) attributable to common stockholders	$(42,512)	$843,450	$(2,435)	$798,503	$(75,683)	$25,084	$28,601	$58,750	$(215,051)	$620,204

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
September 30, 2023
Investments	$1,545,881	$7,823,376	$1,114,249	$10,483,506	$10,193,596	$2,393,549	$1,436,080	$2,135,424	$—	$26,642,155
Cash and cash equivalents	211,544	417,092	233,556	862,192	328,794	2,315	533	19,411	4,038	1,217,283
Restricted cash	25,967	139,829	119,150	284,946	3,543	14,501	19,703	45,754	—	368,447
Other assets	135,339	2,714,592	2,323,689	5,173,620	830,971	115,413	94,540	99,095	118,805	6,432,444
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$1,930,567	$11,107,429	$3,795,736	$16,833,732	$11,356,904	$2,525,778	$1,550,856	$2,355,415	$122,843	$34,745,528
Debt	$1,467,620	$4,498,335	$2,443,876	$8,409,831	$10,227,701	$1,943,551	$1,269,768	$1,719,384	$546,374	$24,116,609
Other liabilities	171,398	2,374,139	33,624	2,579,161	148,823	403,021	9,092	25,532	195,327	3,360,956
Total liabilities	1,639,018	6,872,474	2,477,500	10,988,992	10,376,524	2,346,572	1,278,860	1,744,916	741,701	27,477,565
Total equity	291,549	4,234,955	1,318,236	5,844,740	980,380	179,206	271,996	610,499	(618,858)	7,267,963
Noncontrolling interests in equity of consolidated subsidiaries	9,073	—	12,600	21,673	—	—	38,234	—	—	59,907
Total Rithm Capital stockholders’ equity	$282,476	$4,234,955	$1,305,636	$5,823,067	$980,380	$179,206	$233,762	$610,499	$(618,858)	$7,208,056
Investments in equity method investees	$—	$—	$65,212	$65,212	$—	$—	$—	$—	$34,140	$99,352

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Three Months Ended September 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$338,742	$114,421	$453,163	$—	$—	$—	$—	$—	$453,163
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(141,616))	—	39,853	(59,027)	(19,174)	—	—	—	—	—	(19,174)
Servicing revenue, net	—	378,595	55,394	433,989	—	—	—	—	—	433,989
Interest income	41,862	55,844	15,401	113,107	76,908	19,186	16,456	42,335	5,387	273,379
Gain on originated residential mortgage loans, held-for-sale, net	214,703	5,980	—	220,683	—	(17,204)	—	—	—	203,479
Total revenues	256,565	440,419	70,795	767,779	76,908	1,982	16,456	42,335	5,387	910,847
Interest expense	31,345	56,650	26,033	114,028	51,822	21,242	1,925	18,888	10,184	218,089
G&A and other	283,798	112,731	62,817	459,346	921	12,220	1,991	15,241	15,889	505,608
Total operating expenses	315,143	169,381	88,850	573,374	52,743	33,462	3,916	34,129	26,073	723,697
Realized and unrealized gains (losses) on investments, net	—	(1)	(8,717)	(8,718)	(130,456)	81,829	(5,845)	29,072	—	(34,118)
Other income (loss), net	1,368	(4,074)	4,923	2,217	(2,799)	11,448	8,701	5,710	(2,035)	23,242
Total other income (loss)	1,368	(4,075)	(3,794)	(6,501)	(133,255)	93,277	2,856	34,782	(2,035)	(10,876)
Income (loss) before income taxes	(57,210)	266,963	(21,849)	187,904	(109,090)	61,797	15,396	42,988	(22,721)	176,274
Income tax expense (benefit)	(14,243)	51,032	(7,197)	29,592	—	(5,564)	(4)	(1,940)	—	22,084
Net income (loss)	(42,967)	215,931	(14,652)	158,312	(109,090)	67,361	15,400	44,928	(22,721)	154,190
Noncontrolling interests in income (loss) of consolidated subsidiaries	471	—	(139)	332	—	—	6,975	—	—	7,307
Dividends on preferred stock	—	—	—	—	—	—	—	—	22,427	22,427
Net income (loss) attributable to common stockholders	$(43,438)	$215,931	$(14,513)	$157,980	$(109,090)	$67,361	$8,425	$44,928	$(45,148)	$124,456

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing(A)	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
Nine Months Ended September 30, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$—	$1,010,252	$368,789	$1,379,041	$—	$—	$—	$—	$—	$1,379,041
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(522,206))	—	881,183	9,098	890,281	—	—	—	—	—	890,281
Servicing revenue, net	—	1,891,435	377,887	2,269,322	—	—	—	—	—	2,269,322
Interest income	143,449	83,954	42,443	269,846	187,841	68,815	53,498	113,360	17,080	710,440
Gain on originated residential mortgage loans, held-for-sale, net	924,582	83,481	—	1,010,568	—	(30,302)	—	—	—	980,266
Total revenues	1,068,031	2,058,870	420,330	3,549,736	187,841	38,513	53,498	113,360	17,080	3,960,028
Interest expense	88,358	131,452	78,186	297,996	81,067	53,442	6,275	38,537	30,434	507,751
G&A and other	1,041,988	321,360	210,774	1,574,122	2,403	47,545	6,405	46,249	478,844	2,155,568
Total operating expenses	1,130,346	452,812	288,960	1,872,118	83,470	100,987	12,680	84,786	509,278	2,663,319
Realized and unrealized gains (losses) on investments, net	—	(1,812)	(12,062)	(13,874)	(331,019)	100,594	(26,774)	14,417	—	(256,656)
Other income (loss), net	5,295	2,061	45,099	52,455	(7,526)	55,235	33,198	13,140	(11,540)	134,962
Total other income (loss)	5,295	249	33,037	38,581	(338,545)	155,829	6,424	27,557	(11,540)	(121,694)
Income (loss) before income taxes	(57,020)	1,606,307	164,407	1,716,199	(234,174)	93,355	47,242	56,131	(503,738)	1,175,015
Income tax expense (benefit)	(14,086)	363,187	33,766	382,867	—	(4,387)	34	(5,563)	(75,388)	297,563
Net income (loss)	(42,934)	1,243,120	130,641	1,333,332	(234,174)	97,742	47,208	61,694	(428,350)	877,452
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,165	—	130	2,295	—	—	24,803	—	—	27,098
Dividends on preferred stock	—	—	—	—	—	—	—	—	67,315	67,315
Net income (loss) attributable to common stockholders	$(45,099)	$1,243,120	$130,511	$1,331,037	$(234,174)	$97,742	$22,405	$61,694	$(495,665)	$783,039
(A)Includes elimination of intercompany transactions of $2.5 million primarily related to loan sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicing Segment Revenues

The table below summarizes the components of servicing segment revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base servicing
MSR-owned assets	$316,042	$284,611	$919,913	$835,368
Residential whole loans	2,217	2,593	6,553	9,001
Third party	22,316	22,717	67,694	69,439
	340,575	309,921	994,160	913,808
Other fees
Ancillary and other fees(A)	32,404	28,821	88,097	96,444

Change in fair value due to:
Realization of cash flows	(115,941)	(90,750)	(290,990)	(341,706)
Change in valuation inputs and assumptions and other	211,448	130,603	394,738	1,222,889
Total servicing fees	$468,486	$378,595	$1,186,005	$1,891,435

Servicing data – unpaid principal balance (“UPB”) (period end) (in millions)
UPB – MSR-owned assets	$455,237	$401,826	$455,237	$401,826
UPB – Residential whole loans	8,480	9,930	8,480	9,930
UPB – Third party	99,372	91,820	99,372	91,820
(A)Includes incentive, boarding and other fees.

4.    EXCESS MORTGAGE SERVICING RIGHTS

Excess mortgage servicing rights assets include Rithm Capital’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs. Our investments in Excess MSR assets are included in Other assets on the Consolidated Balance Sheets.

The table below summarizes the components of Excess MSRs:

	September 30, 2023	December 31, 2022
Direct investments in Excess MSRs	$217,764	$249,366
Excess MSR joint ventures	65,212	72,437
Excess mortgage servicing rights, at fair value	$282,976	$321,803

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Total(A)
Balance as of December 31, 2022	$249,366
Interest income	16,733
Other income	150
Proceeds from repayments	(33,901)
Proceeds from sales	(669)
Change in fair value	(13,915)
Balance as of September 30, 2023	$217,764
(A)Underlying loans serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and SLS.

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

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare Mortgage Services Inc. and certain affiliated companies, including SLS, for a purchase price of approximately $720 million (Note 25).

The following table summarizes direct investments in Excess MSRs:

September 30, 2023							December 31, 2022
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Former Manager-managed funds	Mr. Cooper
$44,294,807	32.5% – 100.0% (56.4%)	0.0% – 50%	0.0% – 35.0%	6.5	$189,814	$217,764	$249,366
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related servicer advance investments, including the basic fee component of the related MSR as of September 30, 2023 (Note 6) on $15.7 billion UPB underlying these Excess MSRs.
Changes in fair value of investments consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Original and Recaptured Pools	$(3,498)	$(3,857)	$(13,915)	$(5,421)

As of September 30, 2023, a weighted average discount rate of 8.8% was used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	September 30, 2023	December 31, 2022
Excess MSR	$120,292	$135,356
Other assets	10,818	10,204
Other liabilities	(687)	(687)
Equity	$130,423	$144,873

Rithm Capital’s investment	$65,212	$72,437
Rithm Capital’s percentage ownership	50.0%	50.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$5,397	$4,437	$11,079	$10,514
Other income (loss)	(2,391)	(12,074)	(6,949)	(14,417)
Expenses	(8)	(8)	(24)	(24)
Net income (loss)	$2,998	$(7,645)	$4,106	$(3,927)

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2022	$72,437
Distributions of earnings from equity method investees	—
Distributions of capital from equity method investees	(9,278)
Change in fair value of investments in equity method investees	2,053
Balance at September 30, 2023	$65,212

The following is a summary of Excess MSR investments made through equity method investees:

	September 30, 2023
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$17,693,521	66.7%	50.0%	$98,681	$120,292	5.4
(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which Rithm Capital holds a 50% interest.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which Rithm Capital holds a 50% interest. Carrying value represents the fair value of the pools, as applicable.
(D)Represents the weighted average expected timing of the receipt of cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2022	$8,889,403
Purchases, net(A)	—
Originations(B)	609,460
Proceeds from sales(C)	(704,657)
Change in fair value due to:
Realization of cash flows(D)	(384,094)
Change in valuation inputs and assumptions	284,756
Balance at September 30, 2023	$8,694,868
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Relates primarily to excess servicing cash flows sold on certain agency loans with a total UPB of approximately $91.4 billion during the nine months ended September 30, 2023. In connection with these sales, the Company recorded a gain of approximately $5.2 million during the period, which is included within change in fair value of MSRs and MSR financing receivables in the Consolidated Statements of Operations.
(D)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes components of servicing revenue, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$412,386	$419,793	$1,284,583	$1,276,137
Ancillary and other fees	30,258	33,370	93,462	102,904
Servicing fee revenue, net and fees	442,644	453,163	1,378,045	1,379,041
Change in fair value due to:
Realization of cash flows	(138,993)	(141,616)	(384,094)	(522,206)
Change in valuation inputs and assumptions, net of realized gains (losses)	159,927	143,174	284,756	1,502,844
Change in fair value of derivative instruments	—	(18,505)	—	(11,316)
Gain (loss) on settlement of derivative instruments	—	(2,227)	—	(79,041)
Servicing revenue, net	$463,578	$433,989	$1,278,707	$2,269,322

The following table summarizes MSRs and MSR financing receivables by type as of September 30, 2023:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$354,510,758	8.1	$5,393,329
Non-Agency	50,056,162	6.9	704,873
Ginnie Mae(C)	126,354,300	7.7	2,596,666
Total/Weighted Average	$530,921,220	7.9	$8,694,868
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents fair value. As of September 30, 2023, weighted average discount rates of 8.5% (range of 7.9% – 10.8%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of September 30, 2023, Rithm Capital holds approximately $1.4 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly-owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of September 30, 2023, Rithm Capital holds approximately $1.4 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2023, Rithm Capital holds approximately $0.4 billion of Ginnie Mae repurchased residential mortgage loans on its Consolidated Balance Sheets.

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

Of the Rights to MSRs sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of September 30, 2023, with respect to MSRs representing approximately $11.6 billion UPB of underlying loans, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2023	December 31, 2022
California	17.1%	17.4%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.8%	5.9%
New Jersey	4.3%	4.4%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.4%
Georgia	3.0%	2.9%
Other U.S.	38.7%	38.2%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of September 30, 2023 and 2022 was $99.4 billion and $91.8 billion, respectively. Rithm Capital earned servicing revenue of $104.0 million and $100.4 million for the nine months ended September 30, 2023 and 2022, respectively, related to unaffiliated serviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Operations.

Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers and, in relation to certain owned MSRs, including to perform the operational servicing duties, including recapture activities in exchange for a subservicing fee which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Operations. As of September 30, 2023, these subservicers include PHH, Valon and Loancare which

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

subservice 8.7%, 3.9% and 1.6%, respectively, of the MSRs owned by Rithm Capital. The remaining 85.8% of owned MSRs are serviced by the Mortgage Company (Note 1).

During the nine months ended September 30, 2023, Rithm Capital notified Mr. Cooper, LoanCare and Flagstar that their respective subservicing agreements would not be renewed and servicing related to loans subserviced by Mr. Cooper, LoanCare and Flagstar would be transferred to the Mortgage Company. As of September 30, 2023, no loans in relation to owned MSRs were subserviced by Mr. Cooper and Flagstar.

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in servicer advances receivable on the Consolidated Balance Sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	September 30, 2023	December 31, 2022
Principal and interest advances	$579,277	$664,495
Escrow advances (taxes and insurance advances)	1,093,779	1,426,409
Foreclosure advances	833,680	754,073
Total(A)(B)(C)	$2,506,736	$2,844,977
(A)Includes $426.5 million and $526.5 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $296.1 million and $261.8 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Excludes $72.5 million and $19.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $108.8 million, or 4.3%, and $65.4 million, or 2.3%, for expected non-recovery of advances as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes servicer advances reserve:

Balance at December 31, 2022	$65,428
Provision	58,214
Write-offs	(14,851)
Balance at September 30, 2023	$108,791

See Note 18 regarding the financing of MSRs and servicer advances receivable.

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

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Advance Purchaser”), a joint venture entity, and owns an approximately 89.3% interest in Advance Purchaser as of September 30, 2023 and December 31, 2022. Advance Purchaser was established in December 2013 for the purpose of investing in residential mortgage related advances. As of September 30, 2023, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments; however, Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

Our servicer advance investments are included in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2023
Servicer advance investments	$361,325	$387,669	6.2%	7.1%	8.6
December 31, 2022
Servicer advance investments	$392,749	$398,820	5.7%	5.6%	8.4
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2023
Servicer advance investments(D)	$15,654,419	$314,165	2.0%	$275,952	84.1%	81.9%	7.5%	6.9%
December 31, 2022
Servicer advance investments(D)	$17,033,753	$341,628	2.0%	$319,276	90.2%	88.3%	6.5%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	September 30, 2023	December 31, 2022
Principal and interest advances	$55,058	$66,892
Escrow advances (taxes and insurance advances)	142,995	155,438
Foreclosure advances	116,112	119,298
Total	$314,165	$341,628

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

7.    REAL ESTATE AND OTHER SECURITIES

“Agency” RMBS are RMBS issued by the GSEs or Ginnie Mae. “Non-Agency” RMBS are issued by either public trusts or private label securitization entities.

The following table summarizes real estate and other securities for available for sale (“AFS”) and RMBS measured at fair value securities by designation:

	September 30, 2023								December 31, 2022
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Carrying Value
RMBS Designated as Available for Sale (AFS):
Agency(D)	$75,928	$—	$—	$65,093	1	3.5%	3.5%	10.9	$73,439
Non-Agency(E)(F)	2,516,651	72,278	(32,923)	366,972	333	3.5%	3.9%	5.5	397,076

RMBS Measured at Fair Value through Net Income (FVO):
Agency(D)	8,655,669	—	(253,951)	8,235,153	44	5.2%	5.2%	9.6	7,264,978
Non-Agency(E)(F)	14,611,690	59,989	(97,944)	534,256	354	2.9%	6.6%	8.1	553,784

Total/Weighted Average	$25,859,938	$132,267	$(384,818)	$9,201,474	732	5.2%	5.2%	9.9	$8,289,277
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $17.8 million and $0.8 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)The total outstanding face amount was $8.7 billion for fixed rate securities as of September 30, 2023.
(E)The total outstanding face amount was $7.9 billion (including $7.0 billion of residual and fair value option notional amount) for fixed rate securities and $9.2 billion (including $9.0 billion of residual and fair value option notional amount) for floating rate securities as of September 30, 2023.
(F)Includes other asset-backed securities consisting primarily of (i) interest-only securities, servicing strips and commercial mortgage backed securities (fair value option securities), (ii) bonds backed by consumer loans and (iii) corporate debt which Rithm Capital elected to carry at fair value and record changes to valuation through earnings

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Corporate debt	$514	$3	$—	$512	2	8.2%	9.5%	1.5
Consumer loan bonds	301	663	—	663	2	N/A	N/A	0.1
Fair value option securities:
Interest-only securities	9,247,297	33,197	(31,955)	139,108	145	0.8%	9.5%	2.4
Servicing strips	4,087,218	17,726	(3,734)	50,737	61	0.2%	15.2%	3.9
Commercial Mortgage Backed Securities	3,931	103	—	3,900	2	7.9%	8.8%	1.6

The following table summarizes Real Estate and Other Securities for Held to Maturity securities:

	September 30, 2023							December 31, 2022
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$1,000,000	$992,122	$992,183	$61	1	5.4%	0.2	$—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023			2022		2023			2022
(in millions)	Treasury	Agency	Non-Agency	Agency	Non-Agency	Treasury	Agency	Non-Agency	Agency	Non-Agency
Purchases
Face	$—	$1,211.3	$—	$9,053.2	$906.7	$1,000.0	$3,373.7	$472.6	$10,051.4	$4,189.8
Purchase price	—	1,196.2	—	9,041.6	69.1	973.8	3,350.6	32.6	10,046.1	217.7

Sales
Face	$—	$230.0	$—	$7,767.1	$15.3	$—	$1,692.4	$—	$8,596.9	$15.3
Amortized cost	—	229.8	—	7,987.1	12.0	—	1,672.6	0.2	8,844.1	13.6
Sale price	—	219.6	—	6,965.4	12.0	—	1,615.5	—	7,704.3	12.0
Gain (loss) on sale	—	(10.2)	—	(1,021.8)	(0.1)	—	(57.1)	(0.2)	(1,139.9)	(1.6)

As of September 30, 2023, Rithm Capital had sold $230.0 million face amount of Agency RMBS for $219.6 million which had not yet been settled. As of December 31, 2022, Rithm Capital had purchased $738.4 million face amount of Agency RMBS for $730.0 million and sold $490.8 million face amount of Agency RMBS for $471.6 million which had not yet been settled. Unsettled purchases and sales are recorded on a trade date basis and grouped and presented within Payable for Investments Purchased and Receivable for Investments Sold on the Consolidated Balance Sheets.

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

During the nine months ended September 30, 2023, Rithm Capital purchased $1.0 billion of 6-month U.S. Treasury Bills maturing on November 24, 2023.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of September 30, 2023:

Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Coupon	Yield	Life (Years)
Less than 12 Months	$79,960	$69,392	$—	$69,392	$(6,770)	$62,622	72	3.1%	4.0%	4.7
12 or More Months	306,044	288,367	(14,421)	273,946	(26,153)	247,793	130	3.7%	3.7%	7.2
Total/Weighted Average	$386,004	$357,759	$(14,421)	$343,338	$(32,923)	$310,415	202	3.6%	3.8%	6.7
(A)Represents credit impairment on securities in an unrealized loss position as of September 30, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	September 30, 2023				December 31, 2022
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	69,456	69,833	(14,421)	(376)	77,843	78,101	(10,816)	(258)
Non-credit impaired securities	240,959	273,505	—	(32,547)	271,405	304,831	—	(33,426)
Total debt securities in an unrealized loss position	$310,415	$343,338	$(14,421)	$(32,923)	$349,248	$382,932	$(10,816)	$(33,684)
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

The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2022	$4,140	$6,676	$10,816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(221)	—	(221)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses, or an allowance recorded in a previous period	(158)	3,984	3,826
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at September 30, 2023	$3,761	$10,660	$14,421

See Note 18 regarding the financing of Real Estate and Other Securities.

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

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2023, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table summarizes residential mortgage loans outstanding by loan type:

	September 30, 2023					December 31, 2022
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value	$462,187	$370,957	8,610	8.9%	4.5	$452,519

Acquired performing loans(B)	69,353	57,229	1,947	8.9%	4.7	72,425
Acquired non-performing loans(C)	27,042	21,454	324	9.3%	3.2	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$96,395	$78,683	2,271	9.0%	4.3	$101,027

Acquired performing loans(B)(D)	$997,217	$963,554	3,374	6.8%	13.1	$890,131
Acquired non-performing loans(C)(D)	211,662	191,078	1,101	4.6%	23.8	340,342
Originated loans	1,579,012	1,585,967	5,593	6.9%	29.2	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$2,787,891	$2,740,599	10,068	6.7%	23.0	$3,297,271

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$2,884,286	$2,819,282				$3,398,298
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of September 30, 2023, Rithm Capital has placed non-performing loans, held-for-sale on non-accrual status, except as described in (D) below.
(D)Includes $252.1 million and $186.7 million UPB of Ginnie Mae Early Buyout Options (“EBOs”) performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2023	December 31, 2022
Florida	11.4%	10.9%
California	9.3%	10.2%
New York	8.5%	6.8%
Texas	8.0%	8.9%
Georgia	4.1%	4.2%
New Jersey	3.8%	3.8%
Illinois	3.6%	3.6%
Indiana	3.2%	3.2%
Maryland	3.2%	3.1%
Pennsylvania	2.8%	2.7%
Other U.S.	42.1%	42.6%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate unpaid principal balance and the aggregate carrying value of loans:

	September 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$305,579	$266,341	$(39,237)	$468,147	$423,321	$(44,826)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	28,097,716	28,097,716
Sales	—	(6,946)	(28,795,595)	(28,802,541)
Purchases/additional fundings	1,269	—	241,061	242,330
Proceeds from repayments	(38,988)	(8,289)	(146,886)	(194,163)
Transfer of loans to other assets(A)	—	—	7,248	7,248
Transfer of loans to real estate owned	(6,127)	(3,170)	(1,464)	(10,761)
Transfers of loans to held-for-sale	(30,556)	—	—	(30,556)
Transfer of loans from held-for-investment	—	—	30,556	30,556
Valuation (provision) reversal on loans	—	(3,939)	—	(3,939)
Fair value adjustments due to:
Changes in instrument-specific credit risk	4,000	—	9,309	13,309
Other factors	(11,160)	—	1,383	(9,777)
Balance at September 30, 2023	$370,957	$78,683	$2,740,599	$3,190,239

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

Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans held-for-investment, at fair value	$8,009	$11,550	$26,732	$32,298
Loans held-for-sale, at lower of cost or fair value	1,206	1,613	4,594	5,429
Loans held-for-sale, at fair value	43,875	47,885	122,906	174,536
Total interest income	$53,090	$61,048	$154,232	$212,263

Interest expense:
Loans held-for-investment, at fair value	4,823	3,793	14,342	9,955
Loans held-for-sale, at lower of cost or fair value	857	841	2,746	2,513
Loans held-for-sale, at fair value	44,531	47,953	130,034	129,332
Total interest expense	$50,211	$52,587	$147,122	$141,800

Net interest income	$2,879	$8,461	$7,110	$70,463

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

The following table summarizes the components of gain on originated residential mortgage loans, held-for-sale, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(178,658)	$(141,327)	$(332,793)	$(933,582)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	67,377	57,407	65,798	1,109,163
MSRs retained on transfer of residential mortgage loans(C)	266,644	268,613	609,460	1,059,535
Other(D)	5,892	2,763	2,751	32,302
Realized gain on sale of originated residential mortgage loans, net	$161,255	$187,456	$345,216	$1,267,418
Change in fair value of residential mortgage loans	(19,299)	(113,210)	40,190	(383,169)
Change in fair value of interest rate lock commitments (Note 17)	(8,630)	(104,440)	(2,288)	(154,644)
Change in fair value of derivative instruments (Note 17)	15,904	233,673	27,202	250,661
Gain on originated residential mortgage loans, held-for-sale, net	$149,230	$203,479	$410,320	$980,266
(A)Includes residential mortgage loan origination fees of $105.9 million and $156.8 million for the three months ended September 30, 2023 and 2022, respectively. Includes residential mortgage loan origination fees of $268.8 million and $526.1 million for the nine months ended September 30, 2023 and 2022, respectively.
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

9.    CONSUMER LOANS

On June 20, 2023, Rithm Capital purchased a portfolio of consumer loans from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”). The portfolio consists of unsecured fixed rate closed end installment loans. In tandem with this purchase, Rithm Capital entered into a loan servicing agreement with Goldman Sachs Bank USA (“Goldman”) whereby Goldman will continue to service the Marcus loans for the duration of their life.

Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans purchased from the joint venture SpringCastle. The portfolio includes personal unsecured loans and personal homeowner loans (the “SpringCastle loans” or “SpringCastle”). OneMain Holdings Inc is the servicer of the SpringCastle loans and provides all servicing and advancing functions for the SpringCastle portfolio. As of September 30, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The following table summarizes characteristics of the consumer loan portfolio, inclusive of the SpringCastle loans and Marcus loans:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
September 30, 2023
SpringCastle	$275,053	$303,881	18.2%	3.6
Marcus	1,200,441	1,132,199	11.1%	1.3
Total consumer loans	$1,475,494	$1,436,080	12.4%	1.7
December 31, 2022
SpringCastle	$330,428	$363,756	17.8%	3.4
Marcus	—	—	—%	—
Total consumer loans	$330,428	$363,756	17.8%	3.4

See Note 18 regarding the financing of consumer loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of consumer loans:

	September 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle
Current	$270,509	$298,905	$28,396	$325,192	$358,057	$32,865
90+	4,544	4,976	432	5,236	5,699	463
Total SpringCastle	$275,053	$303,881	$28,828	$330,428	$363,756	$33,328

Marcus
Current	$1,193,531	$1,125,682	$(67,849)	$—	$—	$—
90+	6,910	6,517	(393)	—	—	—
Total Marcus	$1,200,441	$1,132,199	$(68,242)	$—	$—	$—

	$1,475,494	$1,436,080	$(39,414)	$330,428	$363,756	$33,328
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

The following table summarizes activities related to the carrying value of consumer loans:

	SpringCastle	Marcus	Total
Balance at December 31, 2022	$363,756	$—	$363,756
Purchases	—	1,317,347	1,317,347
Additional fundings(A)	20,675	—	20,675
Proceeds from repayments	(75,681)	(197,274)	(272,955)
Accretion of loan discount and premium amortization, net	7,178	14,103	21,281
Fair value adjustment due to:
Changes in instrument-specific credit risk	3,945	—	3,945
Other factors	(15,992)	(1,977)	(17,969)
Balance at September 30, 2023	$303,881	$1,132,199	$1,436,080
(A)Represents draws on consumer loans with revolving privileges.

10. SINGLE-FAMILY RENTAL PROPERTIES

The following table summarizes the net carrying value of investments in SFR properties:

	September 30, 2023	December 31, 2022
Land	$180,782	$175,607
Building	723,129	702,427
Capital improvements	134,631	118,999
Total gross investment in SFR properties	1,038,542	997,033
Accumulated depreciation	(46,594)	(25,720)
Investment in SFR properties, net	$991,948	$971,313

Depreciation expense for the nine months ended September 30, 2023 and 2022 totaled $21.0 million and $12.4 million, respectively, and is included in other income (loss), net in the Consolidated Statements of Operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of September 30, 2023 and December 31, 2022, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.5 million and $7.7 million, respectively.

SFR properties held-for-sale are managed for near term sale and disposition. For the nine months ended September 30, 2023, Rithm Capital transferred 30 SFR properties to held-for-sale.

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total

Balance at December 31, 2022	$971,313	$—	$971,313
Acquisitions and capital improvements	48,563	—	48,563
Transfer to held-for-sale	(9,747)	9,747	—
Dispositions	(250)	(6,698)	(6,948)
Accumulated depreciation	(20,861)	(119)	(20,980)
Balance at September 30, 2023	$989,018	$2,930	$991,948

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

Remainder of 2023	$17,917
2024 and thereafter	33,291
Total	$51,208

The following table summarizes the activity of the SFR portfolio by units:

	SFR Properties Held-for-Investment	SFR Properties Held-for-Sale	Total
Balance at December 31, 2022	3,731	—	3,731
Acquisition of SFR units	129	—	129
Transfer to held-for-sale	(30)	30	—
Disposition of SFR units	(1)	(20)	(21)
Balance at September 30, 2023	3,829	10	3,839

See Note 18 regarding the financing of SFR Properties.

11. MORTGAGE LOANS RECEIVABLE

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

On August 24, 2023 Rithm Capital acquired a portfolio of loans from Morgan Stanley Bank, N.A. with a face value of $148.4 million. The portfolio consists of fixed rate bridge and renovation loans and is master serviced by Genesis.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes mortgage loans receivable outstanding by loan purpose as of September 30, 2023:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$947,754	44.3%	422	30.0%	9.8%	16.1	75.0% / 63.3%
Bridge	925,859	43.4%	682	48.6%	9.3%	25.1	69.9%
Renovation	261,811	12.3%	300	21.4%	9.9%	14.0	79.4% / 68.2%
	$2,135,424	100.0%	1,404	100.0%	9.6%	19.7	N/A
(A)Mortgage loans receivable are carried at fair value. See Note 19 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost (“LTC”) and loan-to-after-repair-value (“LTARV”) for construction and renovation loans.

The following table summarizes the activity for mortgage loans receivable:

Balance at December 31, 2022	$2,064,028
Purchases	146,631
Initial loan advances	975,677
Construction holdbacks and draws	491,370
Paydowns and payoffs	(1,542,459)
Purchased loans discount amortization	177
Balance at September 30, 2023	$2,135,424

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

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of mortgage loans receivable:

	September 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,105,989	$2,104,383	$(1,606)	$2,064,028	$2,064,028	$—
90+	31,045	31,041	(4)	—	—	—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the geographic distribution of the underlying mortgage loans receivable as of September 30, 2023:

State Concentration	Percentage of Total Loan Commitment
California	49.2%
Washington	8.7%
New York	7.0%
Colorado	5.6%
Florida	5.2%
Arizona	4.2%
Virginia	3.8%
North Carolina	2.5%
Illinois	2.4%
Texas	2.3%
Other U.S.	9.1%
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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,217,283	$1,336,508
Restricted cash	368,447	281,126
Total cash, cash equivalents and restricted cash	$1,585,730	$1,617,634

The following table summarizes restricted cash balances:

	September 30, 2023	December 31, 2022
MSRs and servicer advances	$119,150	$69,347
Real estate and other securities	3,543	4,604
Consumer loans	19,703	15,930
SFR properties	14,501	4,627
Origination and servicing	165,796	161,249
Mortgage loans receivable	45,754	25,369
Total restricted cash	$368,447	$281,126

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Margin receivable, net(A)	$569,081	$20,614	Margin payable	$31,392	$4,852
Excess MSRs, at fair value (Note 4)	282,976	321,803	Interest payable	215,276	87,700
Servicer advance investments, at fair value (Note 6)	387,669	398,820	Accounts payable	177,969	155,492
Servicing fee receivables	125,381	128,438	Derivative liabilities (Note 17)	9,639	18,064
Principal and interest receivable	164,558	106,608	Accrued compensation and benefits	110,834	112,762
Equity investments(B)	67,819	71,388	Operating lease liabilities (Note 16)	101,478	101,225
Other receivables	159,142	146,131	Deferred tax liability	798,179	711,855
REO	17,824	19,379	Other liabilities	337,548	294,717
Goodwill (Note 15)(C)	85,199	85,199		$1,782,315	$1,486,667
Notes receivable, at fair value(E)	33,250	—
Warrants, at fair value	18,854	19,346
Property and equipment	26,840	37,883
Intangible assets (Note 15)	123,245	141,413
Prepaid expenses	35,398	60,817
Operating lease right-of-use assets (Note 16)	77,522	77,329
Derivative assets (Note 17)	63,532	52,229
Loans receivable, at fair value(D)	30,109	94,401
Other assets	151,469	132,809
	$2,419,868	$1,914,607
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
(E)Represents notes receivable acquired pursuant to a loan sale agreement, secured by certain commercial properties. The note is accounted for under the fair value option.

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

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2022	$19,379
Property received in satisfaction of loan	21,135
Sales(A)	(23,822)
Valuation (provision) reversal	1,132
Balance at September 30, 2023	$17,824
(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2023, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with unpaid principal balances of $61.4 million and $19.3 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2022	$—	$94,401	$94,401
Fundings	35,000	—	35,000
Payment in Kind	—	4,422	4,422
Proceeds from repayments	(1,750)	(68,945)	(70,695)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	—	231	231
Balance at September 30, 2023	$33,250	$30,109	$63,359

The following table summarizes the past due status and difference between the aggregate unpaid principal balance and the aggregate carrying value of notes and loans receivable:

	September 30, 2023			December 31, 2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$133,191	$63,359	$(69,832)	$157,745	$94,401	$(63,344)
90+	—	—	—	—	—	—
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

14. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS AND OTHER

General and Administrative expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Legal and professional	$35,348	$16,310	$65,447	$65,718
Loan origination	11,929	16,991	33,280	91,907
Occupancy	13,004	29,916	40,981	88,579
Subservicing	31,483	37,899	109,370	126,694
Loan servicing	5,381	3,371	10,878	13,541
Property and maintenance	25,480	24,698	73,450	70,409
Other	67,850	85,439	205,732	229,285
Total general and administrative expenses	$190,475	$214,624	$539,138	$686,133

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate and other securities	$(315,612)	$(463,607)	$(354,339)	$(1,590,625)
Residential mortgage loans and REO	(12,437)	(35,310)	(4,463)	(166,927)
Derivative instruments	194,593	464,618	259,539	1,503,183
Other(A)	5,948	181	(14,469)	(2,287)
Realized and unrealized gains (losses) on investments, net	$(127,508)	$(34,118)	$(113,732)	$(256,656)

Unrealized gain (loss) on secured notes and bonds payable	$3,840	$15,128	$5,889	$50,279
Rental revenue	18,297	16,937	54,163	37,339
Property and maintenance revenue	33,953	34,520	100,707	100,860
(Provision) reversal for credit losses on securities	(2,798)	(2,812)	(3,605)	(5,697)
Valuation and credit loss (provision) reversal on loans and real estate owned	(647)	(3,932)	(2,849)	(8,575)
Other income (loss)	18,402	(36,599)	(36,920)	(39,244)
Other income (loss), net	$71,047	$23,242	$117,385	$134,962

Total Other income (loss)	$(56,461)	$(10,876)	$3,653	$(121,694)
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

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination	Servicing	MSR Related Investments	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$11,836	$12,540	$5,092	$55,731	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at September 30, 2023	$11,836	$12,540	$5,092	$55,731	$85,199

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Gross Intangible Assets
Customer relationships	3 to 9	$57,949	$57,949
Purchased technology	3 to 7	137,922	120,787
Trademarks / Trade names	1 to 5	10,259	10,259
		$206,130	$188,995
Accumulated Amortization
Customer relationships		16,739	12,960
Purchased technology		61,598	30,959
Trademarks / Trade names		4,548	3,663
		$82,885	$47,582
Intangible Assets, Net
Customer relationships		41,210	44,989
Purchased technology(A)		76,324	89,828
Trademarks / Trade names(B)		5,711	6,596
		$123,245	$141,413
(A)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(B)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

The following table summarizes the expected future amortization expense for acquired intangible assets as of September 30, 2023:

Year Ending	Amortization Expense
October 1 through December 31, 2023	$7,566
2024	27,675
2025	25,592
2026	17,357
2027 and thereafter	21,814
$100,004

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. OPERATING LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended September 30, 2023 and 2022 totaled $11.0 million and $11.5 million, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $34.1 million and $35.3 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

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

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Amount
October 1 through December 31, 2023	$7,325
2024	25,967
2025	21,099
2026	13,715
2027	11,257
2028 and thereafter	37,630
Total remaining undiscounted lease payments	116,993
Less: imputed interest	15,515
Total remaining discounted lease payments	$101,478

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $7.2 million due in the future periods.

Other information related to operating leases is summarized below:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	6.4	5.7
Weighted-average discount rate	4.5%	4.0%

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

As of September 30, 2023, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives are recorded at fair value on the Consolidated Balance Sheets as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivative assets
Interest rate swaps(A)	Other assets	$350	$449
Interest rate lock commitments	Other assets	13,751	16,015
TBAs	Other assets	49,431	35,765
Options on treasury futures	Other assets	—	—
		$63,532	$52,229
Derivative liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$7,253	$7,229
TBAs	Accrued expenses and other liabilities	2,386	10,835
		$9,639	$18,064
(A)Net of $1.1 billion and $1.2 billion of related variation margin balances as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes notional amounts related to derivatives:

	September 30, 2023	December 31, 2022
Interest rate swaps(A)	$22,565,000	$23,085,000
Interest rate lock commitments	2,704,543	2,647,747
TBAs, short position(B)	7,104,300	8,473,221
TBAs, long position(B)	—	31,500
(A)Includes $20.2 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 2.5% and $2.4 billion notional of receive fixed of 3.4%/pay SOFR with weighted average maturities of 38 months and 40 months, respectively, as of September 30, 2023. Includes $23.1 billion notional of receive SOFR/pay fixed of 1.9% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 35 months and 0 months, respectively, as of December 31, 2022.
(B)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and the related location on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing revenue, net(A)
TBAs	$—	$(18,505)	$—	$(15,205)
Treasury futures	—	—	—	(1,746)
Options on treasury futures	—	—	—	5,635
	$—	$(18,505)	$—	$(11,316)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	(8,630)	(104,440)	(2,288)	(154,644)
TBAs	15,574	233,673	28,803	250,661
Interest rate swaps	330	—	(1,601)	—
	$7,274	$129,233	$24,914	$96,017
Realized and unrealized gains (losses) on investments, net(B)(C)
Interest rate swaps	191,527	465,269	263,347	1,145,196
TBAs	3,066	(651)	(3,808)	357,987
	$194,593	$464,618	$259,539	$1,503,183

Total gain (loss)	$201,867	$575,346	$284,453	$1,587,884
(A)Represents unrealized gain (loss).
(B)Excludes no loss and $2.2 million loss for the three months ended September 30, 2023 and 2022, respectively, and no loss and $79.0 million loss for the nine months ended September 30, 2023 and 2022, respectively, included within Servicing revenue, net (Note 5).
(C)Excludes $67.4 million gain and $57.4 million gain for the three months ended September 30, 2023 and 2022, respectively, and $65.8 million gain and $1.1 billion gain for the nine months ended September 30, 2023 and 2022, respectively, included within Gain on originated residential mortgage loans, held-for-sale, net (Note 8).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements and Secured Notes and Bonds Payable debt obligations:

	September 30, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,155,544	$2,155,092	Oct-23 to Mar-25	7.3%	0.7	$2,565,299	$2,586,513	$2,482,541	17.8	$2,601,327
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,212,156	1,212,156	Dec-23 to May-24	8.2%	0.3	1,473,515	1,471,904	1,471,904	1.1	1,220,662
Agency RMBS or U.S. Treasury Bills(D)	9,653,355	9,653,355	Oct-23 to Feb-24	5.4%	0.2	9,731,596	9,546,319	9,870,841	8.1	6,821,788
Non-Agency RMBS(E)	574,346	574,346	Oct-23 to Oct-27	7.3%	0.8	13,600,138	882,800	880,999	6.2	609,282
SFR Properties(E)	10,431	10,431	Dec-24	7.8%	1.2	N/A	32,899	32,899	N/A	4,677
Total Secured Financing Agreements	$13,605,832	$13,605,380		6.0%	0.3					$11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	193,432	193,432	Aug-25	8.8%	1.9	61,988,328	239,154	278,059	6.3	227,596
MSRs(H)	4,200,200	4,191,504	Nov-23 to Mar-28	6.9%	1.7	523,532,413	6,317,954	8,616,793	7.9	4,791,543
Servicer Advance Investments(I)	275,952	275,142	Mar-24 to Aug-24	7.5%	0.4	314,165	361,325	387,669	8.6	318,445
Servicer Advances(I)	2,091,447	2,091,185	Nov-23 to Nov-24	7.6%	0.5	2,555,898	2,434,266	2,434,266	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.6	654,975	655,576	658,402	29.2	769,988
Consumer Loans(K)	1,303,517	1,269,768	Jun-28 to Sep 37	7.1%	4.5	1,475,494	1,422,559	1,436,080	1.7	299,498
SFR Properties(L)	833,387	786,596	Mar-26 to Sep-27	4.1%	3.6	N/A	956,118	956,118	N/A	817,695
Mortgage Loans Receivable(M)	524,062	507,228	Jul 26 to Dec-26	5.7%	3.1	567,432	567,432	567,432	0.6	512,919
Total Secured Notes and Bonds Payable	$10,071,997	$9,964,855		6.8%	1.9					$10,098,943
Total/ Weighted Average	$23,677,829	$23,570,235		6.4%	1.0					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $199.5 million of associated accrued interest payable as of September 30, 2023.
(D)Includes $974.0 million face amount of repurchase agreements collateralized by U.S. Treasury Bills. All repurchase agreements have a fixed rate. Collateral carrying value includes margin deposits.
(E)All SOFR-based floating interest rates. Collateral carrying value includes margin deposits.
(F)Includes $244.3 million which bear interest at an average fixed rate of 5.1% with the remaining having SOFR-based floating interest rates.
(G)Includes $193.4 million of corporate loans which bear interest at the sum of one-month SOFR plus a margin of 3.4%.
(H)Includes $2.7 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 2.5% to 3.7%; and $1.5 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt bearing interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month SOFR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $220.9 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $1.0 billion of debt collateralized by the Marcus loans bearing interest at the sum of one-month SOFR plus a margin of 3.0%.
(L)Includes $833.4 million of fixed rate notes which bear interest ranging from 3.5% to 7.1%.
(M)Includes $238.1 million which bear interest at an average fixed rate of 4.7% with the remaining having SOFR-based floating interest rates.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of September 30, 2023, Rithm Capital has margin exposure on $13.6 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Excess MSRs	MSRs	Servicer Advances(A)	Real Estate Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Total
Balance at December 31, 2022	$227,596	$4,791,543	$2,679,704	$7,431,070	$3,371,315	$299,498	$822,372	$1,733,581	$21,356,679
Secured Financing Agreements
Borrowings	—	—	—	34,530,433	28,858,739	—	10,431	1,756,295	65,155,898
Repayments	—	—	—	(31,733,802)	(29,306,544)	—	(4,677)	(1,764,800)	(62,809,823)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,570	—	—	—	1,570
Secured Notes and Bonds Payable
Borrowings	—	1,753,504	1,955,228	—	—	1,185,612	—	—	4,894,344
Repayments	(34,164)	(2,353,301)	(2,271,757)	—	(116,730)	(212,867)	(35,690)	—	(5,024,509)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—	—	—
Unrealized gain on notes, fair value	—	—	—	—	(3,258)	3,058	—	(5,692)	(5,892)
Capitalized deferred financing costs, net of amortization	—	(242)	3,152	—	—	(5,533)	4,591	—	1,968
Balance at September 30, 2023	$193,432	$4,191,504	$2,366,327	$10,227,701	$2,805,092	$1,269,768	$797,027	$1,719,384	$23,570,235
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

Maturities

Contractual maturities of debt obligations as of September 30, 2023 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2023	$—	$8,934,533	$8,934,533
2024	3,054,577	6,241,670	9,296,247
2025	—	1,814,895	1,814,895
2026	—	1,725,498	1,725,498
2027	734,738	245,000	979,738
2028 and thereafter	1,303,518	173,400	1,476,918
	$5,092,833	$19,134,996	$24,227,829
(A)Includes secured notes and bonds payable of $5.1 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $13.6 billion and $5.5 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $9.7 billion collateralized by Agency RMBS or U.S. Treasury Bills.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2023:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,604,816	$2,186,023	$3,418,793
Loan originations	6,827,000	1,192,108	5,634,892

Secured Notes and Bonds Payable
Excess MSRs	286,380	193,432	92,948
MSRs	7,068,200	4,200,200	2,868,000
Servicer advances	3,880,000	2,367,399	1,512,601
Residential mortgage loans	296,762	195,411	101,351
	$23,963,158	$10,334,573	$13,628,585
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of September 30, 2023.

2025 Senior Unsecured Notes

On September 16, 2020, the Company, as issuer, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15.

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

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of Unsecured senior notes, net of issuance costs on the Consolidated Balance Sheets. For the three months ended September 30, 2023, the Company recognized interest expense of $8.7 million. At September 30, 2023, the unamortized debt issuance costs was approximately $3.6 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the Indenture, dated September 16, 2020, pursuant to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

which the 2025 Senior Notes were issued) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2023, the Company was in compliance with all covenants.

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
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment rates (“CPR”), loss severities, credit risks and default rates (“CDR”)), and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2023 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets
Excess MSRs(A)	$61,988,328	$282,976	$—	$—	$282,976	$282,976
MSRs and MSR financing receivables(A)	530,921,220	8,694,868	—	—	8,694,868	8,694,868
Servicer advance investments	314,165	387,669	—	—	387,669	387,669
Real estate and other securities(B)	26,859,938	10,193,596	992,183	8,300,246	901,228	10,193,657
Residential mortgage loans, held-for-sale	96,395	78,683	—	—	78,683	78,683
Residential mortgage loans, held-for-sale, at fair value	2,787,891	2,740,599	—	2,601,246	139,353	2,740,599
Residential mortgage loans, held-for-investment, at fair value	462,187	370,957	—	—	370,957	370,957
Residential mortgage loans subject to repurchase	1,443,546	1,443,546	—	1,443,546	—	1,443,546
Consumer loans	1,475,494	1,436,080	—	—	1,436,080	1,436,080
Mortgage loans receivable(C)	2,135,424	2,135,424	—	348,062	1,787,362	2,135,424
Notes receivable	103,082	33,250	—	—	33,250	33,250
Loans receivable	30,109	30,109	—	—	30,109	30,109
Cash, cash equivalents and restricted cash	1,585,730	1,585,730	1,585,730	—	—	1,585,730
Other assets(D)	N/A	19,626	—	—	19,626	19,626
Derivative assets	31,135,387	63,532	—	49,781	13,751	63,532
		$29,496,645	$2,577,913	$12,742,881	$14,175,912	$29,496,706
Liabilities
Secured financing agreements	$13,605,832	$13,605,380	$—	$13,605,380	$—	$13,605,380
Secured notes and bonds payable(E)	10,071,997	9,964,855	—	307,228	10,029,723	10,336,951
Unsecured senior notes, net of issuance costs	546,374	546,374	—	—	523,133	523,133
Residential mortgage loan repurchase liability	1,443,546	1,443,546	—	1,443,546	—	1,443,546
Derivative liabilities	1,238,456	9,639	—	2,386	7,253	9,639
		$25,569,794	$—	$15,358,540	$10,560,109	$25,918,649
(A)The notional amount represents the total unpaid principal balance of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes U.S. Treasury Bills classified as Level 1 and held at amortized cost basis of $992.1 million (see Note 7).
(C)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the collateralized financing entity (“CFE”) election. As of September 30, 2023, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $50.6 million.
(D)Excludes the indirect equity investment in a commercial redevelopment project accounted for at fair value on a recurring basis based on NAV of Rithm Capital’s investment. The investment had a fair value of $0 as of September 30, 2023.
(E)Includes SCFT 2020-A and 2022-RTL1 mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $552.9 million as of September 30, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3									Total
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency RMBS	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$950,860	$8,786	$713,896	$363,756	$94,401	$1,714,053	$13,455,778
Transfers
Transfers from Level 3	—	—	—	—	—	(41,430)	—	—	(253,885)	(295,315)
Transfers to Level 3	—	—	—	—	—	20,421	—	—	—	20,421
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	371	—	—	—	—	—	371
Servicing revenue, net(E)
Included in servicing revenue(E)	—	(99,338)	—	—	—	—	—	—	—	(99,338)
Change in fair value of:
Excess MSRs(D)	(11,862)	—	—	—	—	—	—	—	—	(11,862)
Change in fair value of excess MSRs, equity method investees(D)	—	—	—	—	—	—	—	—	—	—
Servicer advance investments	—	—	20,273	—	—	—	—	—	—	20,273
Residential mortgage loans	—	—	—	—	—	(9,548)	—	—	—	(9,548)
Consumer loans	—	—	—	—	—	—	(14,024)	—	—	(14,024)
Gain (loss) on settlement of investments, net	284	—	—		—	—	—	—	—	284
Other income (loss), net(D)	(134)	—	—	(3,028)	(2,288)	42,421	—	231	—	37,202
Gains (losses) included in OCI(F)	—	—	—	685	—	—	—	—	—	685
Interest income	16,733	—	16,257	21,121	—	—	21,281	4,422	—	79,814
Purchases, sales and repayments
Purchases, net(G)	—	—	644,594	32,600	—	38,335	1,317,347	35,000	146,631	2,214,507
Proceeds from sales	(900)	(704,657)	—	—	—	(239,446)	20,675	—	—	(924,328)
Proceeds from repayments	(42,948)	—	(692,275)	(101,381)	—	(69,718)	(272,955)	(70,695)	(1,286,661)	(2,536,633)
Originations and other	—	609,460	—	—	—	55,379	—	—	1,467,224	2,132,063
Balance at September 30, 2023	$282,976	$8,694,868	$387,669	$901,228	$6,498	$510,310	$1,436,080	$63,359	$1,787,362	$14,070,350
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

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

Level 3
Asset-Backed Securities Issued
Balance at December 31, 2022	$319,486
Gains (losses) included in net income
Other income(A)	(200)
Purchases, sales and repayments
Proceeds from sales	—
Payments	(73,591)
Balance at September 30, 2023	$245,695
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, MSRs and MSR Financing Receivables Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of September 30, 2023:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.3% – 11.0% (5.9%)	0.2% – 8.9% (4.4%)	0.0% – 90.7% (55.3%)	7 – 59 (20)	11 – 27 (21)

Excess MSRs Held through Investees	6.3% – 9.0% (7.8%)	2.2% – 5.6% (3.5%)	45.1% – 64.3% (59.0%)	16 – 25 (21)	15 – 21 (19)

MSRs and MSR Financing Receivables(G)
Agency	3.0% – 83.7% (6.4%)	0.1% – 66.7% (2.1%)	—(H)	7 – 108 (26)	0 – 40 (23)
Non-Agency	0.1% – 84.4% (11.8%)	0.7% – 70.0% (22.2%)	—(H)	10 – 188 (46)	0 – 40 (24)
Ginnie Mae	5.4% – 81.5% (8.9%)	0.2% – 71.4% (8.6%)	—(H)	18 – 116 (43)	0 – 40 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.1% – 84.4% (7.6%)	0.1% – 71.4% (5.7%)	—(H)	7 – 188 (33)	0 – 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (“bps”). A weighted average cost of subservicing of $6.91 – $7.18 ($6.96) per loan per month was used to value the agency MSRs. A weighted average cost of subservicing of $7.47 – $9.55 ($9.14) per loan per month was used to value the Non-Agency MSRs, including MSR financing receivables. A weighted average cost of subservicing of $8.36 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)For certain pools, recapture rate represents the expected recapture rate with the successor subservicer appointed by NRM.
(H)Recapture is not considered a significant input for MSRs and MSR financing receivables.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 4.1%.

As of September 30, 2023, a weighted average discount rate of 8.8% (range of 8.5% – 9.0%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of September 30, 2023, a weighted average discount rate of 8.5% (range of 7.9% – 10.8%) was used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2023	1.1% – 2.2% (2.2%)	2.6% – 4.4% (4.4%)	3.3% – 20.5% (20.1%)	18.2 – 19.9 (19.8)	bps	6.2% – 6.7% (6.2%)	21.2 – 21.9 (21.9)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 2.7 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

Real Estate and Other Securities Valuation

As of September 30, 2023, real estate securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the U.S. Department of the Treasury and classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency RMBS	$8,731,597	$8,554,197	$8,300,246	$—	$8,300,246	2
Non-Agency RMBS(C)	17,128,341	899,828	901,228	—	901,228	3
Total	$25,859,938	$9,454,025	$9,201,474	$—	$9,201,474
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

For 62.2% of Non-Agency RMBS, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency RMBS were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency RMBS	$560,081	5.7% – 15.0% (9.3%)	0.0% – 40.7% (7.1%)	0.0% – 2.4% (0.4%)	0.0% – 75.9% (13.0%)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$43,697	8.7% – 9.2% (9.0%)	1.9% – 7.7% (5.4%)	2.3% – 10.0% (5.4%)	12.1% – 61.0% (21.3%)
Originated loans(A)	65,822	6.0%	1.0% - 42.1% (5.3%)	0.1% - 41.4% (3.0%)	0.1% - 63.3% (12.5%)
Residential mortgage loans held-for-sale, at fair value	$109,519

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired loans	$19,807	8.6% – 9.1% (8.9%)	6.1%– 12.7% (8.1%)	2.0 – 6.4 (2.9)	227.1% – 782.5% (279.9%)
Originated loans(A)	10,027	6.0%	N/A	0.5 - 9.2 (1.9)	N/A
Residential mortgage loans held-for-sale, at fair value	$29,834
(A)Includes inputs for 47.9% and 76.9% of originated performing and non-performing loans, respectively, classified as Level 3. The remainder of performing and non-performing loans were priced using dealer price quotes and historical sale transactions for similar loans with a range of 49.2% - 100.0% (87.9%).

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans held-for-investment, at fair value	$370,957	8.7% – 9.2% (8.9%)	3.6% – 5.0% (4.4%)	6.9% – 17.0% (9.3%)	21.1% – 61.0% (41.2%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value, classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
SpringCastle	$303,881	8.4% – 9.4% (8.6%)	9.1% – 36.6% (17.7%)	1.7% – 7.5% (4.7%)	60.0% – 60.0% (60.0%)
Marcus	1,132,199	11.1%	20.5%	5.3%	7.0%
Consumer loans, held-for-investment, at fair value	$1,436,080

Mortgage Loans Receivable Valuation

The estimated fair value of originated loans approximates carrying value as most are variable-rate that reprice frequently and with minimal credit risk and severity risk. Fair value of acquired loans purchased on August 24, 2023 approximates purchase price given the recency of acquisition. Rithm Capital classifies mortgage loans receivable as Level 3 in the fair value hierarchy.

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a collateralized financing entity (“CFE”). A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in mortgage loans receivable, at fair value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in other income (loss), net in the Company’s Consolidated Statements of Operations. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$6,498	0.3% – 100.0% (82.6%)	0.7 – 345.0 (222.4)

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

The following table summarizes certain information regards the ranges and weighted averages of inputs used in valuing Asset-Backed Securities Issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$245,695	6.4%	17.7%	4.7%	93.5%

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, Rithm Capital applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. Upon the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, SFR Properties, operating lease ROU assets, intangible assets and goodwill if an impairment or observable price adjustment is recognized in the current period.

At September 30, 2023, assets measured at fair value on a nonrecurring basis were $85.5 million. The $85.5 million of assets include approximately $78.7 million of residential mortgage loans held-for-sale and $6.8 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy. The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2023:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$57,229	5.3% – 9.2% (8.9%)	4.6 – 5.6 (4.7)	1.9% – 5.0% (4.7%)	6.9% – 13.8% (7.5%)	21.1% – 61.0% (22.2%)
Non-performing loans	21,454	8.6% – 10.0% (9.3%)	2.0 – 6.4 (3.2)	1.9% – 4.5% (2.9%)	11.8% – 37.7% (25.0%)	34.8% – 65.1% (41.5%)
Total/weighted average	$78,683	9.0%	4.3	4.2%	12.3%	27.5%
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the nine months ended September 30, 2023 consisted of a reversal of valuation allowance of $3.9 million for residential mortgage loans and a reversal of valuation allowance of $1.1 million for REO.

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

Consolidated VIEs

Servicer Advances

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owned approximately 89.3% of Advance Purchaser as of September 30, 2023 and is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 6 for details.

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

Residential Mortgage Loans

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day SOFR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full or (iii) a repurchase triggering event. The Company determined it is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of September 30, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

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

Securitized Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). The 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $348.1 million and an aggregate principal limit of approximately $433.5 million as of September 30, 2023. In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly-owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan SPVs	Mortgage Loans Receivable	Total
September 30, 2023
Assets
Servicer advance investments, at fair value	$378,664	$—	$—	$—	$—	$378,664
Residential mortgage loans, held-for-sale, at fair value	—	—	1,094,978	—	—	1,094,978
Consumer loans	—	—	—	303,881	—	303,881
Mortgage loans receivable	—	—	—	—	348,061	348,061
Cash and cash equivalents	5,241	21,177	4,410	—	—	30,828
Restricted cash	8,151	—	9,378	6,375	12,859	36,763
Other assets	9	410	—	4,528	—	4,947
Total Assets	$392,065	$21,587	$1,108,766	$314,784	$360,920	2,198,122
Liabilities
Secured notes and bonds payable(A)	271,488	—	995,361	245,695	307,228	1,819,772
Accrued expenses and other liabilities	2,612	3,257	74	1,422	3,100	10,465
Total Liabilities	$274,100	$3,257	$995,435	$247,117	$310,328	$1,830,237

December 31, 2022
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	844,000
Mortgage loans receivable	—	—	—	—	349,975	349,975
Consumer loans	—	—	—	363,756	—	363,756
Cash and cash equivalents	34,084	28,404	23,473	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	31,000
Other assets	9	1,026	165,975	5,253	(238)	172,025
Total Assets	$429,201	$29,430	$1,063,694	$375,661	$359,105	$2,257,091
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	312,918	1,694,468
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	349	33,108
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,267	$1,778,901
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s unconsolidated bonds retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are grouped and presented as part of real estate and other securities on the Consolidated Balance Sheets:

	As of and for the Nine Months Ended September 30,
	2023	2022
Residential mortgage loan UPB and other collateral	$10,809,466	$12,137,481
Weighted average delinquency(A)	4.2%	4.9%
Net credit losses	$167,519	$170,439
Face amount of debt held by third parties(B)	$9,840,864	$11,228,461

Carrying value of bonds retained by Rithm Capital(C)(D)	$867,134	$920,904
Cash flows received by Rithm Capital on these bonds	$113,527	$173,765
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

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 22 regarding certain guarantees provided in connection with the investments. These investments are grouped and presented as part of Equity investments within Other assets on the Consolidated Balance Sheets:

	September 30, 2023	December 31, 2022
Carrying value of commercial real estate held within unconsolidated VIEs	$48,438	$—
Carrying value of Rithm’s investments in unconsolidated commercial real estate VIEs	$19,933	$—

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s servicer advance investments (Note 6), the Newrez JVs (Note 8) and Consumer loans (Note 9).

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2023			December 31, 2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Total consolidated equity	$117,966	$18,330	$82,007	$114,180	$25,124	$91,263
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in equity of consolidated subsidiary	$12,600	$9,073	$38,234	$12,193	$12,437	$42,437

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended September 30,
	2023			2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Net income (loss)	$13,229	$544	$6,806	$(1,296)	$952	$15,000
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiary	$1,414	$269	$3,165	$(139)	$471	$6,975

	Nine Months Ended September 30,
	2023			2022
	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies	Advance Purchaser(A)	Newrez Joint Ventures	Consumer Loan Companies
Net income (loss)	$19,786	$1,238	$16,582	$1,219	$4,374	$53,340
Others’ ownership interest	10.7%	49.5%	46.5%	10.7%	49.5%	46.5%
Others’ interest in net income (loss) of consolidated subsidiary	$2,113	$613	$7,711	$130	$2,165	$24,803
(A)Rithm Capital owned 89.3% of Advance Purchaser as of September 30, 2023 and 2022.

21.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the nine months ended September 30, 2023 under the ATM Program.

On December 15, 2022, Rithm Capital’s board of directors approved the Stock Repurchase Program authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. The objective of the Stock Repurchase Program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2023, the Company did not repurchase any shares of its common stock or preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy. Further, as of September 30, 2023, the Company has not established a trading plan pursuant to Rule 10b5-1 under the Exchange Act.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	1.20	1.20
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	1.31	1.31
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$5.26	$5.26
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On September 14, 2023, Rithm Capital’s board of directors declared third quarter 2023 preferred dividends of $0.47 per share of the Series A, $0.45 per share of the Series B, $0.40 per share of the Series C and $0.44 per share of the 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (the “Series D”), or $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
June 17, 2022	July 2022	0.25	116.7
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the 2020 Warrants at September 30, 2023:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
December 31, 2022	22.4	25.6	$6.1
Granted	—	—	—
Exercised	(22.4)	(25.6)	6.1
Expired	—	—	—
September 30, 2023	—	—
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.

Option Plan

As of September 30, 2023, outstanding options were as follows:

Held by Former Manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

The following table summarizes outstanding options as of September 30, 2023. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended September 30, 2023 was $9.29 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2023	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2023 (millions)
Directors	Various	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	6,501,162	9.35	—
Outstanding		21,473,990	20,924,817
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

The following table summarizes activity in outstanding options:

	Number of Options	Weighted Average Exercise Price
December 31, 2022	21,476,990	$—
Granted	—	—
Exercised	—	—
Expired	(3,000)	14.24
September 30, 2023	21,473,990	See table above

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

During the nine months ended September 30, 2023, the Company granted RSU awards to employees with a grant date fair value of $12.5 million, inclusive of dividend equivalents, which vest ratably over a three-year period. The Company also granted PSU awards to employees which vest at the end of a three-year period provided that specified performance criteria are met. The fair value of the PSU awards granted during the nine months ended September 30, 2023 as of the grant date was $23.1 million, assuming the maximum levels of performance are achieved.

The table below summarizes the Company’s awards granted, forfeited or vested under the 2013 Plan and the 2023 Plan during the nine months ended September 30, 2023:

	Number of Shares				Grant Date Price
	RSAs	RSUs	PSUs	Total	RSAs	RSUs	PSUs
Unvested Shares at December 31, 2022	578,034	—	—	578,034	$8.65	$—	$—
Granted	—	1,215,329	2,430,658	3,645,987	—	9.52	9.52
Accrued RSU and PSU dividend equivalents(A)	—	98,384	196,768	295,152	—	9.52	9.52
Vested	(192,678)	—	—	(192,678)	8.65	—	—
Forfeited	—	(23,003)	(46,006)	(69,009)	—	9.52	9.52
Unvested Shares at September 30, 2023(A)	385,356	1,290,710	2,581,420	4,257,486
(A)Number of PSUs assumes maximum levels of performance are achieved for outstanding unvested PSU awards.

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair value. The fair value of granted awards is determined based on the closing price of the Company’s common stock on the date of grant of the awards. Stock-based compensation is recorded within Compensation and benefits in the Consolidated Statements of Operations and corresponding recording within Additional paid-in-capital in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. For RSUs, compensation expense is recognized using the accelerated attribution model. For PSU awards, the Company estimates the probability that the performance criteria will be achieved and recognizes compensation expense only for those awards expected to vest using the accelerated attribution model. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period. For RSAs, compensation expense is recognized using the accelerated attribution model. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

which they occur. For RSUs and PSUs, the Company provides dividend equivalents for any dividends that are paid out during the period in between grant date and the date the shares are delivered upon vesting.

For the nine months ended September 30, 2023, total stock-based compensation expenses recorded was $8.9 million. For the nine months ended September 30, 2023 for the RSU and PSU awards, there were no performance adjustments for actual performance achieved relative to the maximum and no vested shares. The fair value of the RSU and PSU awards forfeited during the nine months ended September 30, 2023 was $0.6 million. For the nine months ended September 30, 2023 for the RSAs, the fair value of vested shares after consideration of net settlement of the vested shares for tax withholding purposes was $0.7 million, and there were no forfeited shares.

At September 30, 2023, aggregate unrecognized compensation cost for all unvested equity awards was $31.1 million (assuming maximum levels of performance are achieved), which is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$221,191	$154,190	$697,825	$877,452
Noncontrolling interests in income of consolidated subsidiaries	4,848	7,307	10,437	27,098
Dividends on preferred stock	22,394	22,427	67,184	67,315
Net income attributable to common stockholders	$193,949	$124,456	$620,204	$783,039

Basic weighted average shares of common stock outstanding	483,214,061	467,974,962	481,503,762	467,192,721
Dilutive effect of stock options, restricted stock, common stock purchase warrants, RSUs and PSUs(A)(B)	1,136,227	8,821,795	2,026,465	14,707,408
Diluted weighted average shares of common stock outstanding	484,350,288	476,796,757	483,530,227	481,900,129

Basic earnings per share attributable to common stockholders	$0.40	$0.27	$1.29	$1.68
Diluted earnings per share attributable to common stockholders	$0.40	$0.26	$1.28	$1.62
(A)Stock options and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where they were out-of-the-money or a loss has been recorded because they would have been anti-dilutive for the period presented. There were no anti-dilutive common stock purchase warrants for all periods presented.
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

Capital Commitments — As of September 30, 2023, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 25 for additional capital commitments entered into subsequent to September 30, 2023, if any):

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of September 30, 2023, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $56.9 million and $1.4 billion, respectively. See Note 5 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $185.7 million of unfunded and available revolving credit privileges as of September 30, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•Single-Family Rental Properties — Crowne Property Acquisitions, LLC, a wholly owned subsidiary of Rithm Capital, executed a purchase and sales agreement with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the first quarter of 2024. As of September 30, 2023 108 SFR properties have been delivered to Rithm Capital.

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $616.6 million and $5.1 million, respectively, of additional advances on existing mortgage loans as of September 30, 2023. These

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

•Equity Investments — As part of its investment commitment in certain commercial real estate projects, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations.

Non-Recourse Carve-Out, Construction Completion, Environmental and Carry Guarantees – In connection with investments in two commercial real estate projects, Rithm Capital provided certain limited guarantees to the senior lender on the projects related to non-recourse carve outs, completion, environmental, and carry costs of the projects. The actual amount that could be called under the guarantees is subject to significant uncertainty.

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At September 30, 2023, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 18.

23.    RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions. A party is considered to be related to us if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which we may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

In July 2023, Rithm entered into an agreement that holds a limited partnership interest in a commercial real estate development project. Rithm’s limited partnership interest is accounted for under the equity method and is recorded within Other Assets. In addition, Genesis entered into a loan agreement in the amount of $86.4 million with the entity, which matures in 36 months unless otherwise extended. This loan is included in Mortgage Loans Receivable, at fair value on Rithm Capital’s Consolidated Balance Sheets.

24.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Current:
Federal	$5,014	$—	$5,030	$—
State and local	185	3	306	48
Total current income tax expense (benefit)	5,199	3	5,336	48
Deferred:
Federal	41,759	18,654	75,822	250,221
State and local	5,627	3,427	11,151	47,294
Total deferred income tax expense	47,386	22,081	86,973	297,515
Total income tax expense (benefit)	$52,585	$22,084	$92,309	$297,563

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

As of September 30, 2023, Rithm Capital recorded a net deferred tax liability of $798.2 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities.

25.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to September 30, 2023 through the issuance of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including SLS, for a purchase price of approximately $720 million.

On October 12, 2023, Rithm Capital and certain of its affiliates entered into Amendment No. 1 to the Merger Agreement (the “First Amendment”) with Sculptor and certain of its affiliates. Pursuant to the First Amendment, among other things, the transaction value was updated to approximately $676 million, which included $12.00 per Class A common share of Sculptor, and increased the termination fee payable by Sculptor to Rithm in certain circumstances pursuant to the Merger Agreement (the “Company Termination Fee”) from approximately $16.6 million to approximately $20.3 million.

Also, on October 12, 2023, Rithm Capital purchased from Delaware Life Insurance Company (“DLIC”) warrants to purchase an aggregate of 4,338,015 shares of Sculptor’s Class A Common Stock (the “Warrant Shares”) at an exercise price of $7.95 per share, for an aggregate purchase price of $27.6 million. Rithm Capital also agreed to pay certain additional amounts to DLIC in the event that Sculptor is acquired within 270 days of the closing of the purchase of the warrants. On October 12, 2023, Rithm Capital delivered to Sculptor an exercise notice pursuant to the terms of the warrants for the Warrant Shares, representing 12.8% of Sculptor’s outstanding Class A Common Stock, and on October 13, 2023 Sculptor issued the Warrant Shares. As a result of the ownership of the Warrant Shares, Rithm Capital controls approximately 6.5% of the total voting power of Sculptor’s outstanding voting stock.

Beginning on August 12, 2023, a consortium of bidders (the “Consortium”) sent several unsolicited, non-binding proposals to acquire Sculptor. Subsequently, on October 13, 2023, Sculptor received an updated unsolicited, non-binding proposal from the Consortium to acquire Sculptor for $13.50 per Class A common share of Sculptor in cash, provided that, among other things, Sculptor terminate the Merger Agreement in accordance with its terms. In such event, Sculptor would be obligated to pay Rithm Capital the Company Termination Fee.

While Rithm Capital was not party to the filed complaint, on September 11, 2023, stockholder Gilles Beachemin filed a purported class action against Sculptor and each of Sculptor’s directors in the Court of Chancery of the State of Delaware, captioned Gilles Beachemin v. Marcy Engel, et al., No. 2023-0921- (Del. Ch. September 11, 2023) (the “Beachemin Action”). The Beachemin Action alleges, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board (the “Special Committee”) violated their fiduciary duties by refusing to waive certain restrictions in the Consortium’s standstill.

On October 17, 2023, Sculptor stockholders Daniel S. Och, Harold A. Kelly, Jr., Richard Lyon, James O’Connor and Zoltan Varga (collectively, the “Specified Stockholders”) filed a purported class action complaint on behalf of themselves and all other similarly situated stockholders of Sculptor against each of Sculptor’s directors, Sculptor and certain of its subsidiaries and Rithm Capital and certain of its subsidiaries in the Court of Chancery of the State of Delaware, captioned Och, et al. v. Engel, et al., C.A. No. 2023-1043-SG (the “Former EMD Group Action”). The complaint in the Former EMD Group Action alleges, among other things, that the Sculptor Board and the Special Committee violated their fiduciary duties. The Former EMD Group Action complaint seeks, among other things, to enjoin the transaction with Rithm Capital and a court order (i) reducing the Company Termination Fee, (ii) prohibiting Rithm Capital from voting the Warrant Shares and (iii) declaring that the Majority of Unaffiliated Vote Condition, as defined in the Merger Agreement, be reinserted into the Merger Agreement. Sculptor, the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Sculptor Board, the Special Committee and Rithm Capital deny any alleged wrongdoing, and intend to oppose any request for a preliminary injunction.

The Former EMD Group Action and the Beachemin Action have been consolidated into In re Sculptor Capital Management, Inc. Stockholder Litigation, C.A. No. 2023-0921-SG (Del. Ch.) (the “Sculptor Stockholder Action”) in connection with a preliminary injunction hearing scheduled on November 9, 2023.

On October 26, 2023, Rithm Capital and certain of its affiliates entered into Amendment No. 2 to the Merger Agreement (the “Second Amendment”) with Sculptor and certain of its affiliates. Pursuant to the Second Amendment, among other things, the transaction value was updated to approximately $719.8 million, which includes $12.70 per Class A common share of Sculptor and the Company Termination Fee was increased to approximately $22.4 million. In connection with entering into the Second Amendment, on October 26, 2023, Rithm Capital entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with each of the Specified Stockholders and the other signatories party thereto. Under the terms of the Transaction Support Agreement, each Specified Stockholder agreed, among other things, to vote all shares held by such Specified Stockholder in favor of the adoption of the Merger Agreement and the approval of the Sculptor Acquisition. The Specified Stockholders also agreed not to transfer or otherwise dispose of any common stock of Sculptor or other securities of Sculptor or its subsidiaries, other than certain permitted transfers, during the term of the Transaction Support Agreement. Furthermore, in accordance with the Transaction Support Agreement, counsel for the Specified Stockholders signed a stipulated order dismissing with prejudice the claims raised by the Specified Stockholders in the Sculptor Stockholder Action, solely with respect to the Specified Stockholders, which was submitted to the Court of Chancery for approval, and the Specified Stockholders have agreed to withdraw any demands under Section 220 of the General Corporation Law of the State of Delaware and to not commence any proceeding or pursue any claims relating to the Sculptor Acquisition prior to the closing of the Sculptor Acquisition.

On October 29, 2023, plaintiff filed a consolidated amended complaint under seal adding additional claims and defendants to the matter.

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

As of September 30, 2023, we had approximately $34.7 billion in total assets and approximately 6,098 employees, including those individuals employed by our operating entities.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total equity	$7,267,963	$7,194,684	$6,954,543	$7,010,068	$7,061,626
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,258,667
Less: Noncontrolling interests of consolidated subsidiaries	59,907	60,251	60,337	67,067	71,055
Total equity attributable to common stock	$5,950,802	$5,877,179	$5,636,952	$5,685,747	$5,731,904

Common stock outstanding	483,214,061	483,320,606	483,017,747	473,715,100	473,715,100

Book value per common share	$12.32	$12.16	$11.67	$12.00	$12.10

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

Economic data and indicators regarding the overall financial health and condition of the U.S. for the third quarter of 2023 were strong. The U.S. real gross domestic product ("GDP") increased during the quarter. Inflation remained above the Federal Reserve’s 2% target inflation rate. The Federal Reserve increased the interest rate in July 2023 and held interest rates steady during August 2023 and September 2023. The labor market overall remained tight with the unemployment rate slightly increasing to 3.8%, remaining near 50-year historical lows, and an unexpected rise in job openings in September 2023. Reflecting the stronger than expected growth, the 10-year U.S. Treasury rate rose sharply to 4.6%, driven higher by real rates. With respect to the mortgage market, origination volume remained low during the third quarter of 2023, driven by increased mortgage rates amidst continued low inventory of existing homes.

Inflation

Over the last quarter the inflation rate remained above the targeted 2% level. The Consumer Price Index rose 0.4% in September 2023, a slowdown from the 0.6% increase in August 2023, with a 3.7% rise on an annual basis, largely due to a spike in gasoline prices and high shelter costs. In July 2023, the Federal Reserve increased the interest rate to a target range of 5.25% - 5.5%, taking benchmark borrowing costs to their highest level since 2001. The Federal Reserve held interest rates steady during August 2023 and September 2023, while indicating one additional increase this year and fewer cuts than previously indicated for next year. Rising interest rates could result in increased interest expense on our outstanding variable rate debt and future variable and fixed rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Additionally, in August 2023, the Federal Reserve revised up its economic growth expectations, with gross domestic product expected to rise 2.1% in 2023.

Labor Markets

During the third quarter of 2023, the U.S. labor market continued to remain tight as the unemployment rate remained relatively unchanged at 3.8%, just a few percentage points from the recent near 50-year low. In addition, the U.S. added 336,000 jobs in September 2023, which was twice as many as expected.

Housing Market

During the third quarter of 2023, the housing market has continued to fluctuate due to the continued increase in mortgage rates. Inventory of existing homes remained low primarily due the reluctance of homeowners to change residence and give up the low interest rates locked-in when they purchased or refinanced their residence at sub-3% mortgage rates.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted by the continued high inflation and mortgage rates, as well as an increase in GDP growth rate.

The following table summarizes the change in U.S. gross domestic product estimates annualized rate according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	September 30, 2023(A)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Real GDP	4.9%	2.1%	2.0%	2.6%	3.2%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Unemployment rate	3.8%	3.6%	3.5%	3.5%	3.5%

The following table summarizes the 10-year U.S. Treasury rate and the 30-year fixed mortgage rate:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
10-year U.S. Treasury rate	4.6%	3.8%	3.5%	3.9%	3.8%
30-year fixed mortgage rate	7.3%	6.7%	6.3%	6.4%	6.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2023; however, uncertainty related to market volatility, inflationary pressures driving the federal funds rate to increase and banking sector instability makes any estimates and assumptions as of September 30, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

Rithm Capital completed its transition from LIBOR to alternative benchmark in June 2023. We do not currently intend to amend our 7.50% Series A, 7.125% Series B, or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock to change the existing USD-LIBOR cessation fallback language.

OUR PORTFOLIO

Our portfolio, as of September 30, 2023 and December 31, 2022, is composed of servicing and origination, including our subsidiary operating entities, residential securities and loans and other investments, as described in more detail below (dollars in thousands).

	Origination and Servicing				Residential Securities, Properties and Loans
	Origination	Servicing	MSR Related Investments	Total Origination and Servicing	Real Estate Securities	Properties and Residential Mortgage Loans	Consumer Loans	Mortgage Loans Receivable	Corporate	Total
September 30, 2023
Investments	$1,545,881	$7,823,376	$1,114,249	$10,483,506	$10,193,596	$2,393,549	$1,436,080	$2,135,424	$—	$26,642,155
Cash and cash equivalents	211,544	417,092	233,556	862,192	328,794	2,315	533	19,411	4,038	1,217,283
Restricted cash	25,967	139,829	119,150	284,946	3,543	14,501	19,703	45,754	—	368,447
Other assets	135,339	2,714,592	2,323,689	5,173,620	830,971	115,413	94,540	99,095	118,805	6,432,444
Goodwill	11,836	12,540	5,092	29,468	—	—	—	55,731	—	85,199
Total assets	$1,930,567	$11,107,429	$3,795,736	$16,833,732	$11,356,904	$2,525,778	$1,550,856	$2,355,415	$122,843	$34,745,528
Debt	$1,467,620	$4,498,335	$2,443,876	$8,409,831	$10,227,701	$1,943,551	$1,269,768	$1,719,384	$546,374	$24,116,609
Other liabilities	171,398	2,374,139	33,624	2,579,161	148,823	403,021	9,092	25,532	195,327	3,360,956
Total liabilities	1,639,018	6,872,474	2,477,500	10,988,992	10,376,524	2,346,572	1,278,860	1,744,916	741,701	27,477,565
Total equity	291,549	4,234,955	1,318,236	5,844,740	980,380	179,206	271,996	610,499	(618,858)	7,267,963
Noncontrolling interests in equity of consolidated subsidiaries	9,073	—	12,600	21,673	—	—	38,234	—	—	59,907
Total Rithm Capital stockholders’ equity	$282,476	$4,234,955	$1,305,636	$5,823,067	$980,380	$179,206	$233,762	$610,499	$(618,858)	$7,208,056
Investments in equity method investees	$—	$—	$65,212	$65,212	$—	$—	$—	$—	$34,140	$99,352
December 31, 2022
Investments	$2,066,798	$7,304,637	$2,091,507	$11,462,942	$8,289,277	$2,248,591	$363,756	$2,064,028	$—	$24,428,594
Debt	$1,909,030	$4,751,454	$3,272,945	$9,933,429	$7,430,463	$1,937,395	$299,498	$1,733,579	$567,371	$21,901,735

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

For the three months ended September 30, 2023, funded loan origination volume was $11.1 billion, up from $9.9 billion in the prior quarter. Gain on sale margin for the three months ended September 30, 2023 was 1.28%, 5 bps higher than the 1.23% for the prior quarter, primarily due to channel mix (refer to the tables below).

Included in our Origination segment are the financial results of two services businesses, eStreet and Avenue 365. eStreet offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination segment:

	Unpaid Principal Balance
	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	% of Total	June 30, 2023	% of Total	September 30, 2023	% of Total	September 30, 2022	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$538	5%	$536	5%	$1,520	5%	$7,654	13%	$2	$(6,134)
Retail / Joint Venture	1,646	15%	1,826	18%	4,881	17%	16,791	28%	(180)	(11,910)
Wholesale	1,348	12%	1,369	14%	3,846	14%	9,656	16%	(21)	(5,810)
Correspondent	7,548	68%	6,197	63%	17,733	64%	25,643	43%	1,351	(7,910)
Total Production by Channel	$11,080	100%	$9,928	100%	$27,980	100%	$59,744	100%	$1,152	$(31,764)

Production by Product
Agency	$6,037	55%	$5,713	58%	$15,135	54%	$34,895	58%	$324	$(19,760)
Government	4,699	42%	3,917	39%	11,922	43%	21,536	36%	782	(9,614)
Non-QM	138	1%	110	1%	383	1%	1,111	2%	28	(728)
Non-Agency	54	1%	69	1%	196	1%	1,724	3%	(15)	(1,528)
Other	152	1%	119	1%	344	1%	478	1%	33	(134)
Total Production by Product	$11,080	100%	$9,928	100%	$27,980	100%	$59,744	100%	$1,152	$(31,764)

% Purchase	88%		87%		87%		68%
% Refinance	12%		13%		13%		32%

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$126,844	$134,130	$373,796	$924,582	$(7,286)	$(550,786)

Pull through adjusted lock volume	$10,267,879	$10,754,380	$28,046,269	$54,773,668	$(486,501)	$(26,727,399)

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.82%	3.59%	3.85%	3.59%
Retail / Joint Venture	3.42%	3.45%	3.48%	3.18%
Wholesale	1.43%	1.38%	1.41%	1.04%
Correspondent	0.47%	0.45%	0.50%	0.28%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.28%	1.23%	1.34%	1.69%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of IRLCs, changes in fair value of loans held for sale and economic hedging gains and losses.
(B)Includes loan origination fees of $105.9 million and $94.0 million for the three months ended September 30, 2023 and June 30, 2023, respectively. Includes loan origination fees of $268.8 million and $526.1 million for the nine months ended September 30, 2023 and 2022, respectively.
(C)Represents Gain on originated residential mortgage loans, held-for-sale, net of the Origination segment (Note 3 and Note 8).
(D)Excludes mortgage servicing rights revenue on recaptured loan volume delivered back to NRM.

Total Gain on originated residential mortgage loans, held-for-sale, net decreased $7.3 million to $126.8 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023. The decrease is attributable to a 5% decrease in pull through adjusted lock volume as well as channel mix with our correspondent channel generating 68% of production in Q3 vs 63% of production in Q2. Purchase originations comprised 87% of funded loans for the nine months ended September 30, 2023 compared to 86% for the six months ended June 30, 2023. The lower percentage of refinance originations compare to the same period in 2022, which was primarily driven by the increase in the high 30-year conventional mortgage rate. Total Gain on originated residential mortgage loans, held-for-sale, net decreased $550.8 million for the nine months ended September 30, 2023 compared to the same period in 2022, attributed to lower loan production volume related to the rise in interest rates year over year.

Servicing

Our servicing business operates through our performing and special servicing divisions (“SMS”). The performing loan servicing division services performing Agency and government-insured loans. SMS services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of September 30, 2023, the performing loan servicing division serviced $445.0 billion UPB of loans and SMS serviced $118.1 billion UPB of loans, for a total servicing portfolio of $563.1 billion UPB, increased from the prior quarter. The increase was primarily attributable to servicing transfer from third party subservicers and loan production, partially offset by scheduled and voluntary prepayment loan activity.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). The Mortgage Company subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	September 30, 2023	June 30, 2023	September 30, 2022	QoQ Change	YoY Change
Performing servicing
MSR-owned assets	$443,189	$391,040	$391,797	$52,149	$51,392
Residential whole loans	1,768	1,967	3,472	(199)	(1,704)
Third party	—	—	317	—	(317)
Total performing servicing	444,957	393,007	395,586	51,950	49,371

Special servicing
MSR-owned assets	12,048	10,588	10,029	1,460	2,019
Residential whole loans	6,712	6,786	6,458	(74)	254
Third party	99,372	95,603	91,503	3,769	7,869
Total special servicing	118,132	112,977	107,990	5,155	10,142
Total servicing portfolio	$563,089	$505,984	$503,576	$57,105	$59,513

Agency servicing
MSR-owned assets	$325,316	$273,990	$278,318	$51,326	$46,998
Third party	8,843	9,139	9,697	(296)	(854)
Total agency servicing	334,159	283,129	288,015	51,030	46,144

Government-insured servicing
MSR-owned assets	126,354	123,800	119,168	2,554	7,186
Total government servicing	126,354	123,800	119,168	2,554	7,186

Non-Agency (private label) servicing
MSR-owned assets	3,567	3,838	4,340	(271)	(773)
Residential whole loans	8,480	8,753	9,930	(273)	(1,450)
Third party	90,529	86,464	82,123	4,065	8,406
Total Non-Agency (private label) servicing	102,576	99,055	96,393	3,521	6,183
Total servicing portfolio	$563,089	$505,984	$503,576	$57,105	$59,513

The table below summarizes base servicing fees and other fees for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Base servicing fees
MSR-owned assets	$316,042	$304,912	$919,913	$835,368	$11,130	$84,545
Residential whole loans	2,217	1,920	6,553	9,001	297	(2,448)
Third party	22,316	23,015	67,694	69,439	(699)	(1,745)
Total base servicing fees	340,575	329,847	994,160	913,808	10,728	80,352

Other fees
Incentive	13,425	13,733	37,971	52,236	(308)	(14,265)
Ancillary	14,817	15,428	44,308	40,167	(611)	4,141
Boarding	4,162	846	5,818	4,041	3,316	1,777
Total other fees(A)	32,404	30,007	88,097	96,444	2,397	(8,347)

Total Servicing Fees	$372,979	$359,854	$1,082,257	$1,010,252	$13,125	$72,005
(A)Includes other fees earned from third parties of $12.6 million and $12.1 million for the three months ended September 30, 2023 and June 30, 2023, respectively, and $36.3 million and $31.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

See Note 18 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2022 to September 30, 2023.

We have contracted with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs. As of September 30, 2023, these subservicers include PHH, Valon and LoanCare, which subservice 8.7%, 3.9% and 1.6% of the underlying UPB of the related mortgages, respectively (includes both MSRs and MSR financing receivables). The remaining 85.8% of the underlying UPB of the related mortgages is serviced by our Mortgage Company.

During nine months ended September 30, 2023, we notified Mr. Cooper, LoanCare and Flagstar that their respective subservicing agreements would not be renewed and servicing related to loans subserviced by Mr. Cooper, LoanCare and Flagstar are being transferred to the Mortgage Company. As of September 30, 2023, no loans were subserviced by Mr. Cooper and Flagstar.

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

The table below summarizes our MSRs and MSR financing receivables as of September 30, 2023:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE	$354,510.8	26	bps	$5,393.3
Non-Agency	50,056.1	46		704.9
Ginnie Mae	126,354.3	43		2,596.7
Total/Weighted Average	$530,921.2	33	bps	$8,694.9

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of September 30, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$5,393,329	$354,510,758	1,889,598	766	3.8%	275	57	1.3%	5.8%	5.7%	0.1%	3.5%
Non-Agency	704,873	50,056,162	454,534	636	4.4%	286	210	9.5%	6.4%	4.4%	2.0%	—%
Ginnie Mae	2,596,666	126,354,300	536,146	701	3.7%	323	34	0.5%	5.6%	5.4%	0.1%	8.6%
Total	$8,694,868	$530,921,220	2,880,278	738	3.8%	287	66	1.9%	5.8%	5.5%	0.3%	4.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE	0.4%	0.2%	—%	0.2%
Non-Agency	4.6%	6.2%	0.7%	2.3%
Ginnie Mae	1.7%	0.5%	—%	0.5%
Weighted Average	1.1%	0.8%	0.1%	0.4%
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

See Note 5 to our Consolidated Financial Statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2022 to September 30, 2023.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)					Excess MSR
Direct Excess MSRs	Current UPB (billions) (B)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$44.3	32	bps	19	bps	32.5% – 100.0%	$217.7
(A)The MSR is a weighted average as of September 30, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Non-Agency Excess MSRs serviced by Mr. Cooper and SLS, we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 6) on $15.7 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)		Weighted Average Excess MSR (bps)		Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	17.7	33	bps	21	bps	50%	66.7%	33.3%	120.3
(A)The MSR is a weighted average as of September 30, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of September 30, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average	$217,764	$44,294,807	304,543	713	4.6%	243	161	7.3%	6.9%	0.5%	18.9%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	1.2%	2.7%	0.7%	0.3%
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

The following table summarizes the collateral characteristics as of September 30, 2023 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average(G)	$120,292	$17,693,521	33.3%	175,813	725	4.6%	223	122	7.2%	7.0%	0.2%	26.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	0.5%	0.5%	0.1%	0.2%
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

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	September 30, 2023
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$361,325	$387,669	$15,654,419	$314,165	2.0%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following is additional information regarding our servicer advance investments and related financing, as of and for the nine months ended September 30, 2023 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Nine Months Ended September 30, 2023	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.2%	8.6	$20,273	$275,952	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

September 30, 2023
Principal and interest advances	$55,058
Escrow advances (taxes and insurance advances)	142,995
Foreclosure advances	116,112
Total	$314,165

MSR Related Services Businesses

Our MSR related investments segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. Our subsidiary Guardian is a national provider of field services and property management services. We also made a strategic minority investment in Covius, a provider of various technology-enabled services to the mortgage and real estate sectors. As of September 30, 2023, our ownership interest in Covius is 18.1%.

Residential Securities and Loans

Real Estate Securities

Agency RMBS and U.S. Treasury Bills

The following table summarizes our Agency RMBS and U.S. Treasury Bill portfolio as of September 30, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$8,731,597	$8,554,197	$—	$(253,951)	$8,300,246	45	9.6	5.2%	$8,679,350
Treasury Bills	$1,000,000	$992,122	N/A	N/A	$992,122	1	0.2	N/A	$974,005

(A)Carrying value equals fair value for Agency RMBS. U.S. Treasury Bills are held-to-maturity at amortized cost basis.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended September 30, 2023:

Net Interest Spread(A)
Weighted Average Asset Yield	5.15%
Weighted Average Funding Cost	5.43%
Net Interest Spread	(0.28)%
(A)The Agency RMBS portfolio consists of 100.0% fixed rate securities (based on amortized cost basis).

We largely employ our Agency RMBS and Treasury positions as a hedge to our MSR portfolio. Our government-backed securities portfolio was $9.3 billion as of September 30, 2023. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month SOFR. At September 30, 2023 and December 31, 2022, the Company pledged Agency RMBS and U.S. Treasury Bills with a carrying value of approximately $9.3 billion and $7.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS and U.S. Treasury Bills positions, including a summary of activity related to financing from December 31, 2022 to September 30, 2023.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of September 30, 2023, 55.5% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$17,128,341	$899,828	$132,267	$(130,867)	$901,228	$574,347
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2023 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(A)	Weighted Average Life (Years)	Weighted Average Coupon(B)
Total/weighted average	683	$17,127,526	$899,319	$900,053	8.9%	7.2	3.1%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(C)	3-Month CPR(D)	Delinquency(E)	Cumulative Losses to Date
Total/weighted average	11.3	0.57	6.6%	1.0%	0.7%
(A)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended September 30, 2023.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $17.8 million and $0.8 million, respectively, for which no coupon payment is expected.
(C)The ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.
(E)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended September 30, 2023:

Net Interest Spread(A)
Weighted average asset yield	5.59%
Weighted average funding cost	7.29%
Net interest spread	(1.70)%
(A)The Non-Agency RMBS portfolio consists of 35.8% floating rate securities and 64.2% fixed rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over one-month SOFR. At September 30, 2023 and December 31, 2022, the Company pledged Non-Agency RMBS with a carrying value of approximately $881.0 million and $946.2 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2022 to September 30, 2023.

See Note 7 to our Consolidated Financial Statements for additional information including a summary of activity related to real estate and other securities from December 31, 2022 to September 30, 2023.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts (including securitizations we have issued) whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can effectively purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to servicer (if applicable) at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $76.0 billion. For the nine months ended September 30, 2023, Rithm Capital executed no calls.

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

As of September 30, 2023, we had approximately $3.3 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $2.2 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, loan origination and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2023 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$462,187	$370,957	8,610	8.9%	4.5

Acquired performing loans(B)	69,353	57,229	1,947	8.9%	4.7
Acquired non-performing loans(C)	27,042	21,454	324	9.3%	3.2
Total residential mortgage loans, held-for-sale, at lower of cost or market	$96,395	$78,683	2,271	9.0%	4.3

Acquired performing loans(B)(D)	$997,217	$963,554	3,374	6.8%	13.1
Acquired non-performing loans(C)(D)	211,662	191,078	1,101	4.6%	23.8
Originated loans	1,579,012	1,585,967	5,593	6.9%	29.2
Total residential mortgage loans, held-for-sale, at fair value	$2,787,891	$2,740,599	10,068	6.7%	23.0
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of September 30, 2023, we have placed all Non-Performing Loans, held-for-sale on non-accrual status, except as described in (D) below.
(D)Includes $252.1 million and $186.7 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over the one-month SOFR. At September 30, 2023 and December 31, 2022, the Company pledged residential mortgage loans with a carrying value of approximately $2.5 billion and $3.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2022 to September 30, 2023.

See Note 8 to our Consolidated Financial Statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2022 to September 30, 2023.

Other

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the Marcus loans and those loans held in the Consumer Loan Companies, as of September 30, 2023 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$275,053	46,028	18.2%	14.3%	219	43	1.5%	16.9%	4.2%
Marcus	$1,200,441	100,855	11.1%	0.0%	16	15.3	0.6%	17.3%	1.1%
Consumer loans	$1,475,494	146,883	12.4%	2.7%	54	20.5	0.8%	17.2%	1.6%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our Consolidated Financial Statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2022 to September 30, 2023.

See Note 9 to our Consolidated Financial Statements for additional information including a summary of activity related to consumer loans from December 31, 2022 to September 30, 2023.

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes. As of September 30, 2023, our SFR portfolio consisted of 3,839 properties with an aggregate carrying value of $991.9 million. During the nine months ended September 30, 2023, we acquired 129 SFR properties.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and homeowners’ association (“HOA”) fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

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

The following table summarizes certain key SFR property metrics as of September 30, 2023 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	96	2.5%	$18,170	1.8%	$189	93.8%	$1,530	1,578
Arizona	149	3.9%	58,205	5.9%	391	95.2%	2,043	1,535
Florida	837	21.7%	226,284	22.7%	270	91.4%	1,916	1,428
Georgia	756	19.7%	180,602	18.2%	239	86.6%	1,865	1,769
Indiana	120	3.1%	26,514	2.7%	221	95.8%	1,630	1,625
Mississippi	148	3.9%	25,877	2.6%	175	103.2%	1,698	1,652
Missouri	360	9.4%	72,358	7.3%	201	90.0%	1,589	1,407
Nevada	108	2.8%	36,219	3.7%	335	95.4%	1,882	1,457
North Carolina	445	11.6%	130,157	13.1%	292	94.8%	1,814	1,542
Oklahoma	54	1.4%	12,455	1.3%	231	96.3%	1,545	1,607
Tennessee	88	2.3%	29,603	3.0%	336	89.8%	1,984	1,500
Texas	676	17.6%	174,997	17.6%	259	90.1%	1,955	1,812
Other U.S.	2	0.1%	507	0.1%	254	50.0%	1,788	1,576
Total/Weighted Average	3,839	100.0%	$991,948	100.0%	$258	88.1%	$1,844	1,602

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 11.5%, and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2023, the average commitment size of our loans was $2.4 million and the weighted average remaining term to contractual maturity of our loans was 11.3 months.

We typically receive loan origination fees, or “points” of up to 8.9% of the total commitment at origination which varies in amount based upon the term of the loan and the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the nine months ended September 30, 2023 (dollars in thousands):

Loans acquired	$146,631
Loans originated	$1,574,336
Loans repaid(A)	$1,542,459
Number of loans acquired	315
Number of loans originated	914
Unpaid principal balance	$2,137,034
Total commitment	$2,849,986
Average total commitment	$2,917
Weighted average contractual interest(B)	10.7%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of September 30, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	422	30.1%	$1,613,591	56.6%	75.0% / 63.3%
Bridge	682	48.5%	932,338	32.7%	69.9%
Renovation	300	21.4%	304,056	10.7%	79.4% / 68.2%
Total	1,404	100.0%	$2,849,985	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of September 30, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	562	40.0%	$1,402,758	49.2%
Washington	109	7.8%	247,040	8.7%
New York	42	3.0%	200,108	7.0%
Colorado	55	3.9%	160,475	5.6%
Florida	131	9.3%	149,104	5.2%
Arizona	42	3.0%	120,227	4.2%
Virginia	16	1.1%	107,737	3.8%
North Carolina	81	5.8%	70,636	2.5%
Illinois	20	1.4%	68,695	2.4%
Texas	77	5.5%	66,472	2.3%
Other U.S.	269	19.2%	256,733	9.1%
Total	1,404	100.0%	$2,849,985	100.0%

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

At September 30, 2023, we recorded a net deferred tax liability of $798.2 million, primarily composed of deferred tax liabilities generated through the deferral of gains from loans sold by our origination business with servicing retained by us and deferred tax liabilities generated from changes in fair value of MSRs, loans and swaps held within taxable entities.

For the three and nine months ended September 30, 2023, we recognized deferred tax expense of $47.4 million and $87.0 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as income in our servicing and origination business segments.

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

Our critical accounting policies as of September 30, 2023, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The mortgage and financial sectors are operating in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of September 30, 2023; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

During the three months ended September 30, 2023, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, and the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$442,644	$465,562	$1,378,045	$1,379,041	$(22,918)	$(996)
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(138,993), $(139,410), $(384,094) and $(522,206), respectively)	20,934	22,032	(99,338)	890,281	(1,098)	(989,619)
Servicing revenue, net	463,578	487,594	1,278,707	2,269,322	(24,016)	(990,615)
Interest income	476,607	398,786	1,222,007	710,440	77,821	511,567
Gain on originated residential mortgage loans, held-for-sale, net	149,230	151,822	410,320	980,266	(2,592)	(569,946)
	1,089,415	1,038,202	2,911,034	3,960,028	51,213	(1,048,994)
Expenses
Interest expense and warehouse line fees	382,554	329,158	1,020,780	507,751	53,396	513,029
General and administrative	190,475	181,508	539,138	686,133	8,967	(146,995)
Compensation and benefits	186,149	189,606	564,635	1,023,261	(3,457)	(458,626)
Management fee	—	—	—	46,174	—	(46,174)
Termination fee to affiliate	—	—	—	400,000	—	(400,000)
	759,178	700,272	2,124,553	2,663,319	58,906	(538,766)
Other Income (Loss)
Realized and unrealized gains (losses) on investments, net	(127,508)	89,425	(113,732)	(256,656)	(216,933)	142,924
Other income (loss), net	71,047	15,860	117,385	134,962	55,187	(17,577)
	(56,461)	105,285	3,653	(121,694)	(161,746)	125,347
Income Before Income Taxes	273,776	443,215	790,134	1,175,015	(169,439)	(384,881)
Income tax expense (benefit)	52,585	56,530	92,309	297,563	(3,945)	(205,254)
Net Income	$221,191	$386,685	$697,825	$877,452	$(165,494)	$(179,627)
Noncontrolling interests in income (loss) of consolidated subsidiaries	4,848	6,889	10,437	27,098	(2,041)	(16,661)
Dividends on preferred stock	22,394	22,395	67,184	67,315	(1)	(131)
Net Income (Loss) Attributable to Common Stockholders	$193,949	$357,401	$620,204	$783,039	$(163,452)	$(162,835)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$412,386	$432,965	$1,284,583	$1,276,137	$(20,579)	$8,446
Ancillary and other fees	30,258	32,597	93,462	102,904	(2,339)	(9,442)
Servicing fee revenue, net and fees	442,644	465,562	1,378,045	1,379,041	(22,918)	(996)
Change in fair value due to:
Realization of cash flows	(138,993)	(139,410)	(384,094)	(522,206)	417	138,112
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	159,927	161,442	284,756	1,502,844	(1,515)	(1,218,088)
Change in fair value of derivative instruments	—	—	—	(11,316)	—	11,316
Gain (loss) on settlement of derivative instruments	—	—	—	(79,041)	—	79,041
Servicing revenue, net	$463,578	$487,594	$1,278,707	$2,269,322	$(24,016)	$(990,615)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Changes in interest and prepayment rates	$613,570	$342,527	$719,069	$2,235,718	$271,043	$(1,516,649)
Changes in discount rates	(351,208)	(80,826)	(242,431)	(408,753)	(270,382)	166,322
Changes in other factors	(102,435)	(100,259)	(191,882)	(324,121)	(2,176)	132,239
Change in valuation and assumptions	$159,927	$161,442	$284,756	$1,502,844	$(1,515)	$(1,218,088)

The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2022	QoQ Change	YoY Change
GSE	$354,511	$357,247	$369,057	$(2,736)	$(14,546)
Non-Agency	50,056	51,345	55,380	(1,289)	(5,324)
Ginnie Mae	126,354	123,800	119,741	2,554	6,613
Total	$530,921	$532,392	$544,178	$(1,471)	$(13,257)

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2022	QoQ Change	YoY Change
Performing Servicing	$444,957	$393,007	$395,586	$51,950	$49,371
Special Servicing	118,132	112,977	107,990	5,155	10,142
Total Servicing Portfolio	$563,089	$505,984	$503,576	$57,105	$59,513

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Servicing revenue, net decreased $24.0 million, primarily due to a $22.9 million decrease in servicing fee collections. Weighted average servicing revenues and fees on total MSRs decreased to 31bps for the three months ended September 30, 2023 from 32bps for the three months ended June 30, 2023. The decrease is attributable to a decrease in weighted average servicing revenue on agency MSRs to 26 bps as of September 30, 2023 from 28bps as of June 30, 2023 due to sales of a portion of our MSRs “excess servicing strip” on agency loans with a total UPB of approximately $91.4 billion during the second and third quarters of 2023.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Servicing revenue, net decreased $1.0 billion, primarily due to a $1.2 billion decrease in positive mark-to-market adjustments on our MSR portfolio, attributable to a steadying of low projected prepayment speeds and a slower rate of increase in forward interest rates during the nine months ended September 30, 2023.

Interest Income

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Interest income increased $77.8 million quarter over quarter, primarily driven by higher interest income earned on Agency securities, the Marcus consumer loan portfolio and custodial accounts associated with our MSRs.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest income increased $511.6 million year over year. The increase is primarily driven by the acquisition of the Marcus consumer loan portfolio, higher interest income earned on U.S. Treasury Bills, Agency securities, mortgage loans receivable, and custodial accounts associated with our MSRs, attributable to the increase in interest rates.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding gain on originated residential mortgage loans, held-for-sale, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Pull through adjusted lock volume	$10,267,879	$10,754,380	$28,046,269	$54,773,668

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.82%	3.59%	3.85%	3.59%
Retail / Joint Venture	3.42%	3.45%	3.48%	3.18%
Wholesale	1.43%	1.38%	1.41%	1.04%
Correspondent	0.47%	0.45%	0.50%	0.28%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.28%	1.23%	1.34%	1.69%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$538	$536	$1,520	$7,654	$2	$(6,134)
Retail / Joint Venture	1,646	1,826	4,881	16,791	(180)	(11,910)
Wholesale	1,348	1,369	3,846	9,656	(21)	(5,810)
Correspondent	7,548	6,197	17,733	25,643	1,351	(7,910)
Total Production by Channel	$11,080	$9,928	$27,980	$59,744	$1,152	$(31,764)

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Gain on originated residential mortgage loans, held-for-sale, net was relatively flat quarter over quarter as loan volume and gain on sale margin remained at a comparable level.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Gain on originated residential mortgage loans, held-for-sale, net decreased $569.9 million, primarily driven by a reduction in pull through adjusted lock volume attributable to an increase in interest rates year over year.

Gain on sale margin for the nine months ended September 30, 2023 was 1.34%, 35 bps lower than 1.69% for the prior year. The decrease is attributable to a 49% decrease in pull through adjusted lock volume as well as channel mix with our correspondent channel. For the nine months ended September 30, 2023, funded loan origination volume was $28.0 billion, down from $59.7 billion in the prior year primarily attributable to a persistent rise in interest rates year over year. Purchase originations comprised 87% of all funded loans for the nine months ended September 30, 2023 compared to 68% in the prior year.

Interest Expense and Warehouse Line Fees

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Interest expense and warehouse line fees increased $53.4 million quarter over quarter, primarily due to higher average interest rates during the third quarter affecting our variable rate financing coupled with the addition of a full quarter of interest expense on the Marcus consumer loan portfolio and additional Agency securities purchased.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest expense and warehouse line fees increased $513.0 million year over year, primarily due to higher average interest rates during 2023 and the addition of interest expense on the Marcus consumer loan portfolio and Agency securities purchased.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Legal and professional	$35,348	$21,385	$65,447	$65,718	$13,963	$(271)
Loan origination	11,929	12,323	33,280	91,907	(394)	(58,627)
Occupancy	13,004	16,382	40,981	88,579	(3,378)	(47,598)
Subservicing	31,483	40,625	109,370	126,694	(9,142)	(17,324)
Loan servicing	5,381	2,520	10,878	13,541	2,861	(2,663)
Property and maintenance	25,480	23,935	73,450	70,409	1,545	3,041
Other	67,850	64,338	205,732	229,285	3,512	(23,553)
Total	$190,475	$181,508	$539,138	$686,133	$8,967	$(146,995)

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

General and administrative expenses increased $9.0 million quarter over quarter, primarily driven by higher professional service fees attributable to transaction due diligence.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

General and administrative expenses decreased $147.0 million year over year, primarily driven by a reduction in expenses within our Origination segment associated with a decrease in loan production commensurate with the higher interest rate environment.

Compensation and Benefits

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Compensation and benefits expense remained relatively unchanged with a decrease of $3.5 million quarter over quarter, as the rate environment and production levels remained consistent.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Compensation and benefits expense decreased $458.6 million year over year, primarily driven by a reduction in headcount and commissions due to lower production levels commensurate with the higher interest rate environment.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022	QoQ Change	YoY Change
Real estate and other securities	$(315,612)	$(122,578)	$(354,339)	$(1,590,625)	$(193,034)	$1,236,286
Residential mortgage loans and REO	(12,437)	(10,123)	(4,463)	(166,927)	(2,314)	162,464
Derivative instruments	194,593	215,952	259,539	1,503,183	(21,359)	(1,243,644)
Other(A)	5,948	6,174	(14,469)	(2,287)	(226)	(12,182)
Realized and unrealized gains (losses) on investments, net	(127,508)	89,425	(113,732)	(256,656)	(216,933)	142,924

Unrealized gain (loss) on secured notes and bonds payable	3,840	4,549	5,889	50,279	(709)	(44,390)
Rental revenue	18,297	17,743	54,163	37,339	554	16,824
Property and maintenance revenue	33,953	33,117	100,707	100,860	836	(153)
(Provision) reversal for credit losses on securities	(2,798)	(2,035)	(3,605)	(5,697)	(763)	2,092
Valuation and credit loss (provision) reversal on loans and real estate owned	(647)	(3,777)	(2,849)	(8,575)	3,130	5,726
Other income (loss)	18,402	(33,737)	(36,920)	(39,244)	52,139	2,324
Other income (loss), net	71,047	15,860	117,385	134,962	55,187	(17,577)

Total other income (loss)	$(56,461)	$105,285	$3,653	$(121,694)	$(161,746)	$125,347
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Total other loss, inclusive of Realized and Unrealized gains (losses)on investments, net was $56.5 million in the third quarter of 2023 compared to income of $105.3 million inclusive of Realized and Unrealized gains (losses) on investments, net in the second quarter of 2023.

The net loss in realized and unrealized gains (losses) quarter over quarter was primarily driven by an increase in the 10-year Treasury yield resulting in decreased market value of Agency securities which was partially offset by a gain in derivative instruments.

Other income (loss) increased $52.1 million primarily due to an unrealized loss on preferred and equity investments of $28.3 million during the three months ended June 30, 2023. Other income during the three months ended September 30, 2023 was primarily driven by an increase in valuation and servicing cash flows from our recovery business.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Total other income, inclusive of Realized and Unrealized gains (losses) on investments, net was $3.7 million for the nine months ended September 30, 2023 compared to a loss of $121.7 million inclusive of Realized and Unrealized gains (losses) on investments, net for the nine months ended September 30, 2022.

The increase in realized and unrealized gains (losses) year over year was primarily driven by a lower rate-of-increase of the 10-year U.S. Treasury during the first nine months of 2023, resulting in less severe market value adjustments on real estate securities and residential mortgage loans partially offset by decreased realized and unrealized gains from interest rate swaps.

Unrealized gain on secured notes and bonds payable decreased $44.4 million, primarily driven by lower positive debt mark to market adjustments on the SpringCastle debt during 2023.

Rental revenue increased $16.8 million, driven by the acquisition of additional properties, an increase in the percentage of properties rented, and an increase in average monthly rent per property during 2023.

Income Tax Expense (Benefit)

Three months ended September 30, 2023 compared to the three months ended June 30, 2023

Income tax expense decreased $3.9 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Income tax expense decreased $205.3 million, primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at September 30, 2023 was $1,217.3 million.

The Company intends to use cash on hand and available liquidity to finance the acquisition of Sculptor in the amount of $719.8 million, which management expects to close in Q4 2023. The Company intends to use a mix of existing cash, available liquidity on the balance sheet, as well as additional MSR and servicer advance financing to finance the acquisition of Computershare in the amount of $720 million, which management expects to close in Q1 2024. See Note 1 and Note 25 to our Consolidated Financial Statements for further information regarding the acquisitions of Sculptor and Computershare.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and the Mortgage Company, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2023, approximately $1,250.5 million of available liquidity was held at NRM, Newrez and Caliber, of which $737.9 million were in excess of the new regulatory liquidity requirements in place as of September 30, 2023. NRM, Newrez and Caliber are expected to maintain compliance with applicable liquidity and net worth requirements throughout the year.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2023, we had outstanding secured financing agreements with an aggregate face amount of approximately $13.6 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.4 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum loan-to-value ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

On August 17, 2022, the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae released updated capital and liquidity standards for loan sellers and servicers. In regard to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards became effective on September 30, 2023. As of September 30, 2023, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	September 30, 2023									December 31, 2022
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Repurchase Agreements:
Warehouse Credit Facilities-Residential Mortgage Loans(F)	$2,155,544	$2,155,092	Oct-23 to Mar-25	7.3%	0.7	$2,565,299	$2,586,513	$2,482,541	17.8	$2,601,327
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,212,156	1,212,156	Dec-23 to May-24	8.2%	0.3	1,473,515	1,471,904	1,471,904	1.1	1,220,662
Agency RMBS and Treasury(D)	9,653,355	9,653,355	Oct-23 to Feb-24	5.4%	0.2	9,731,596	9,546,319	9,870,841	8.1	6,821,788
Non-Agency RMBS(E)	574,346	574,346	Oct-23 to Oct-27	7.3%	0.8	13,600,138	882,800	880,999	6.2	609,282
SFR Properties(E)	10,431	10,431	Dec-24	7.8%	1.2	N/A	32,899	32,899	N/A	4,677
Total Secured Financing Agreements	13,605,832	13,605,380		6.0%	0.3					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(G)	193,432	193,432	Aug-25	8.8%	1.9	61,988,328	239,154	278,059	6.3	227,596
MSRs(H)	4,200,200	4,191,504	Nov-23 to Mar-28	6.9%	1.7	523,532,413	6,317,954	8,616,793	7.9	4,791,543
Servicer Advance Investments(I)	275,952	275,142	Mar-24 to Aug-24	7.5%	0.4	314,165	361,325	387,669	8.6	318,445
Servicer Advances(I)	2,091,447	2,091,185	Nov-23 to Nov-24	7.6%	0.5	2,555,898	2,434,266	2,434,266	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.6	654,975	655,576	658,402	29.2	769,988
Consumer Loans(K)	1,303,517	1,269,768	Jun-28 to Sep 37	7.1%	4.5	1,475,494	1,422,559	1,436,080	1.7	299,498
SFR Properties(L)	833,387	786,596	Mar-26 to Sep-27	4.1%	3.6	N/A	956,118	956,118	N/A	817,695
Mortgage Loans Receivable(M)	524,062	507,228	Jul 26 to Dec-26	5.7%	3.1	567,432	567,432	567,432	0.6	512,919
Total Secured Notes and Bonds Payable	10,071,997	9,964,855		6.8%	1.9					10,098,943
Total/ Weighted Average	$23,677,829	$23,570,235		6.4%	1.0					$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $199.5 million of associated accrued interest payable as of September 30, 2023.
(D)Includes $974.0 million face amount of repurchase agreements collateralized by U.S. Treasury Bills. All repurchase agreements have a fixed rate.
(E)All SOFR-based floating interest rates.
(F)Includes $244.3 million which bear interest at an average fixed rate of 5.1% with the remaining having SOFR-based floating interest rates.
(G)Includes $193.4 million of corporate loans which bear interest at the sum of one-month SOFR plus a margin of 3.4%.
(H)Includes $2.7 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 2.5% to 3.7%; and $1.5 billion of capital market notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt bearing interest equal to the sum of (i) a floating rate index equal to one-month SOFR, and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.

(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to one-month SOFR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $220.9 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $1.0 billion of debt collateralized by the Marcus loans bearing interest at the sum of one-month SOFR plus a margin of 3.0%.
(L)Includes $833.4 million of fixed rate notes ranging from 3.5% to 7.1%.
(M)Includes $238.1 million which bear interest at an average fixed rate of 4.7% with the remaining having SOFR-based floating interest rates.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $13.6 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2023
	Outstanding Balance at September 30, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$9,653,355	$8,247,343	$9,675,592	5.08%
Non-Agency RMBS	574,346	587,562	612,629	6.95%
Residential mortgage loans	1,690,478	1,996,652	2,628,859	6.70%
Mortgage loans receivable	599,317	512,357	713,604	7.19%
Secured Notes and Bonds Payable
MSRs	1,723,000	1,135,011	1,723,000	8.08%
Servicer advances	2,124,952	2,012,384	2,700,070	3.99%
Residential mortgage loans	650,000	676,374	750,000	6.34%
Total/weighted average	$17,015,448	$15,167,683	$18,803,754	5.60%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Secured Financing Agreements
Agency RMBS	$9,130,197	$7,787,408	$7,514,693	$8,408,051
Non-Agency RMBS	576,820	1,962,669	604,806	615,830
Residential mortgage loans and REO	2,063,804	2,062,667	1,751,530	1,726,716
Mortgage loans receivable	556,952	425,081	555,018	—
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On September 16, 2020, we, as issuer, completed a private offering of $550.0 million aggregate principal amount of the 2025 Senior Notes. Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

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

Maturities

Our debt obligations as of September 30, 2023, as summarized in Note 18 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2023	$—	$8,934,533	$8,934,533
2024	3,054,577	6,241,670	9,296,247
2025	—	1,814,895	1,814,895
2026	—	1,725,498	1,725,498
2027	734,738	245,000	979,738
2028 and thereafter	1,303,518	173,400	1,476,918
	$5,092,833	$19,134,996	$24,227,829
(A)Includes secured notes and bonds payable of $5.1 billion.
(B)Includes secured financing agreements and secured notes and bonds payable of $13.6 billion and $5.5 billion, respectively. Secured financing agreements with contractual maturities prior to December 31, 2023 includes $9.7 billion collateralized by Agency RMBS or U.S. Treasury Bills.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trades receivable and treasury securities) and Non-Agency RMBS repurchase agreements were 2.2% and 34.8%, respectively, and for residential mortgage loans was 13.2% during the nine months ended September 30, 2023.

Borrowing Capacity

The following table summarizes our borrowing capacity as of September 30, 2023 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,604,816	$2,186,023	$3,418,793
Loan origination	6,827,000	1,192,108	5,634,892
Secured Notes and Bonds Payable
Excess MSRs	286,380	193,432	92,948
MSRs	7,068,200	4,200,200	2,868,000
Servicer advances	3,880,000	2,367,399	1,512,601
Residential mortgage loans	296,762	195,411	101,351
	$23,963,158	$10,334,573	$13,628,585
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2023.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2023	December 31, 2022	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2023	2022	2023	2022
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$1.41	$1.41
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	1.34	1.34
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	1.20	1.20
Series D, 7.00%, issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	1.31	1.31
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$5.26	$5.26
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

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020 and September 17, 2021 but excluding August 15, 2024, August 15, 2024, February 15, 2025 and November 15, 2026, holders of shares of our Series A, Series B, Series C and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594 and $1.750 per annum per share), respectively, and from and including August 15, 2024, August 15, 2024 and February 15, 2025, at a floating rate per annum, which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

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

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2023 under the ATM Program.

On December 15, 2022, our board of directors approved the Stock Repurchase Program authorizing the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock through December 31, 2023. The objective of the Stock Repurchase Program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2023, we did not repurchase any shares of our common stock or our preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy. Further, as of September 30, 2023, the Company did not establish a trading plan pursuant to Rule 10b5-1 under the Exchange Act.

The following table summarizes outstanding options as of September 30, 2023:

Held by Former Manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

As of September 30, 2023, our outstanding options had a weighted average exercise price of $13.26.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
September 30, 2022	October 2022	0.25
December 31, 2022	January 2023	0.25
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,617,634	$1,528,442	$89,192

Net cash provided by (used in) operating activities	1,667,487	6,732,161	(5,064,674)
Net cash provided by (used in) investing activities	(1,453,938)	(854,825)	(599,113)
Net cash provided by (used in) financing activities	(245,453)	(5,456,203)	5,210,750

Net increase (decrease) in cash, cash equivalents and restricted cash	(31,904)	421,133	(453,037)

End of period — cash, cash equivalents and restricted cash	$1,585,730	$1,949,575	$(363,845)

Operating Activities

Net cash provided by (used in) operating activities were approximately $1.7 billion and $6.7 billion for the nine months ended September 30, 2023 and 2022, respectively. Operating cash inflows for the nine months ended September 30, 2023 primarily consisted of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consisted of purchases loan originations and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(1.5) billion and $(0.9) billion for the nine months ended September 30, 2023 and 2022, respectively. Investing activities for the nine months ended September 30, 2023 primarily consisted of cash paid for real estate securities, U.S. Treasury Bills, the funding of servicer advance investments net of principal repayments from servicer advance investments, MSRs, real estate securities, loans, consumer loans, net settlement of derivatives, as well as proceeds from the sale of real estate securities.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(0.2) billion and $(5.5) billion for the nine months ended September 30, 2023 and 2022, respectively. Financing activities for the nine months ended September 30, 2023 primarily consisted of borrowings net of repayments under debt obligations, margin deposits net of returns, capital distributions of noncontrolling interests in the equity of consolidated subsidiaries and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.9 billion. As of September 30, 2023, there was $10.8 billion in total outstanding unpaid principal balance of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

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

As of September 30, 2023, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2023 included all of the material contractual obligations referred to in our Annual Report on Form 10-K for the year ended December 31, 2022, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2023:

•Derivatives – as described in Note 17 to our Consolidated Financial Statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our Consolidated Financial Statements, we borrowed additional amounts.

See Notes 16, 22 and 25 to our Consolidated Financial Statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2023, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $185.7 million of unfunded and available revolving credit privileges as of September 30, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, Genesis and Rithm Capital had commitments to fund up to $616.6 million and $5.1 million, respectively, of additional advances on existing mortgage loans as of September 30, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment.

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

	Estimated Change in Book Value (in millions) (A)
Interest rate change (bps)	September 30, 2023	December 31, 2022
+50bps	+116.9	+403.4
+25bps	+60.0	+203.3
-25bps	-60.0	-203.3
-50bps	-125.0	-411.5
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

	Estimated Change in Book Value (in millions) (A)
Mortgage basis change (bps)	September 30, 2023	December 31, 2022
+20bps	-53.8	+0.9
+10bps	-26.8	+0.6
-10bps	+26.8	-0.6
-20bps	+53.0	-1.8
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

Investment Specific Sensitivity Analyses

MSRs and MSR Financing Receivables

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, owned as of September 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at September 30, 2023	$5,393,329
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,457,452	$5,427,756	$5,325,056	$5,223,856
Change in estimated fair value:
Amount	$64,123	$34,427	$(68,273)	$(169,473)
Percentage	1.2%	0.6%	(1.3)%	(3.1)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,434,669	$5,413,228	$5,359,122	$5,324,904
Change in estimated fair value:
Amount	$41,340	$19,899	$(34,207)	$(68,425)
Percentage	0.8%	0.4%	(0.6)%	(1.3)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,413,077	$5,402,298	$5,368,877	$5,343,176
Change in estimated fair value:
Amount	$19,748	$8,969	$(24,452)	$(50,153)
Percentage	0.4%	0.2%	(0.5)%	(0.9)%

The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at September 30, 2023	$704,873
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$778,897	$740,230	$672,595	$642,937
Change in estimated fair value:
Amount	$74,024	$35,357	$(32,278)	$(61,936)
Percentage	10.5%	5.0%	(4.6)%	(8.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$745,908	$724,891	$685,894	$667,896
Change in estimated fair value:
Amount	$41,035	$20,018	$(18,979)	$(36,977)
Percentage	5.8%	2.8%	(2.7)%	(5.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$741,176	$723,918	$684,383	$662,530
Change in estimated fair value:
Amount	$36,303	$19,045	$(20,490)	$(42,343)
Percentage	5.2%	2.7%	(2.9)%	(6.0)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of September 30, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at September 30, 2023	$2,596,666
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,766,795	$2,682,743	$2,509,064	$2,420,359
Change in estimated fair value:
Amount	$170,129	$86,077	$(87,602)	$(176,307)
Percentage	6.6%	3.3%	(3.4)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,711,990	$2,652,927	$2,545,877	$2,496,008
Change in estimated fair value:
Amount	$115,324	$56,261	$(50,789)	$(100,658)
Percentage	4.4%	2.2%	(2.0)%	(3.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,749,237	$2,680,406	$2,501,191	$2,395,577
Change in estimated fair value:
Amount	$152,571	$83,740	$(95,475)	$(201,089)
Percentage	5.9%	3.2%	(3.7)%	(7.7)%

Each of the preceding sensitivity analyses is hypothetical and is provided for illustrative purposes only. There are certain limitations inherent in the sensitivity analyses presented. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

For information on certain legal proceedings related to the Sculptor Acquisition, see Note 25 to our Consolidated Financial Statements.

Rithm Capital is, from time to time, subject to inquiries by government entities. Rithm Capital currently does not believe any of these inquiries would result in a material adverse effect on Rithm Capital’s business.

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and should not be limited to those referenced herein or therein. The following risks and uncertainties related to the Sculptor Acquisition supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to the Sculptor Acquisition

The Sculptor Acquisition is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Sculptor Acquisition could have material adverse effects on us.

On July 23, 2023, we entered into the Merger Agreement (and, entered into the First Amendment and the Second Amendment on October 12, 2023 and October 26, 2023, respectively) to acquire Sculptor. We cannot assure you that the Sculptor Acquisition will be consummated on the terms or in the timeframe described herein, if at all.

Consummation of the Sculptor Acquisition is subject to certain customary conditions, including (i) approval of the Sculptor Acquisition by the requisite vote of Sculptor’s stockholders (the “Company Stockholder Approval”), (ii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on Sculptor, (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (iv) each party’s compliance with its covenants and agreements contained in the Merger Agreement in all material respects.

There can be no assurance that the conditions to closing of the Sculptor Acquisition will be satisfied or waived or that other events will not intervene, delay or result in the failure to close the Sculptor Acquisition. Certain of these conditions are not within our control, and we cannot predict when, or if these conditions will be satisfied. Under the terms of the Merger Agreement, the Sculptor Acquisition may be terminated by either party (i) if the closing has not occurred on or before July 23, 2024; (ii) if a court or other governmental entity has issued a final and non-appealable order prohibiting the closing; (iii) if Sculptor fails to obtain the Company Stockholder Approval; or (iv) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing to be satisfied.

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

Transactions such as the Sculptor Acquisition often give rise to securities class action and derivative lawsuits and other legal proceedings by stockholders or other third parties. For example, litigation was filed in the Delaware Court of Chancery seeking, amongst other things, to enjoin the transaction with Rithm Capital until the Consortium has been permitted to bid on Sculptor without any restrictions from its standstill and a court order (i) reducing the termination fee in connection with the Sculptor Acquisition, (ii) prohibiting Rithm Capital from voting newly acquired shares in a stockholder vote on the Transactions and (iii) declaring that the Majority of Unaffiliated Vote Condition, as defined in the Merger Agreement, be reinserted into the Merger Agreement with Rithm Capital should the transaction proceed. This litigation is proceeding under the caption In re Sculptor Capital Management, Inc. Stockholders Litigation, Consol. C.A. No. 2023-0921-SG. Even if such legal proceedings are without merit, the defense or settlement of any lawsuit or claim that remains unresolved regarding the Sculptor Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation or settlement of any lawsuit or claim could be costly and could divert management’s time and attention from the operation of the business. If a plaintiff were successful in obtaining an injunction prohibiting completion of the Sculptor Acquisition, such injunction may delay or prevent completion of the Sculptor Acquisition, which may adversely affect our business, financial condition, results of operations and liquidity. Finally, even if such proceedings are unsuccessful in obtaining and injunction, additional litigation could be filed after the completion of the Sculptor Acquisition.

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

Sculptor may in certain circumstances terminate the Merger Agreement to, among other reasons, enter into an agreement providing for a superior proposal. In such event, Sculptor would be obligated to pay us a termination fee equal to $22,426,831. Such termination would deny us and our stockholders any benefits from the Sculptor Acquisition and could materially and negatively impact our share price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, and Calder Sub III, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2023, by and among Rithm Capital Corp., Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, and Calder Sub III, LP, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 12, 2023)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 26, 2023, by and among Rithm Capital Corp., Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, and Calder Sub III, LP, Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 27, 2023)

10.1†	Transaction Support Agreement, dated as of October 26, 2023, by and among Rithm Capital Corp., Daniel S. Och, Harold Kelly, Jr., Richard Lyon, James O’Connor, Zoltan Varga and the other stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 27, 2023)

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and James Levin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.2	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Wayne Cohen (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.3	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Brett Klein (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

99.4	Voting Agreement, dated as of July 23, 2023, by and between Rithm Capital Corp. and Peter Wallach (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 10)

+	Indicates a management contract or compensatory plan or arrangement
†	Portions of this exhibit have been omitted.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

November 1, 2023

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 1, 2023