Form 10-K
period 2023-12-31
Rithm Capital Corp.
filed 2024-02-20
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35777

Rithm Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	RITM	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	RITM PR D	New York Stock Exchange
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2023 (computed based on the closing price on such date as reported on the NYSE) was: $4.5 billion.
Common stock, $0.01 par value per share: 483,226,239 shares outstanding as of February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors.” These risks include, among others:

•our ability to successfully operate our business strategies and generate sufficient revenue;
•reductions in the value of, cash flows received from or liquidity surrounding, our investments, including the valuation methodologies used for certain assets in our funds, which are based on various assumptions that could differ materially from actual results;
•changes in general economic conditions, including a general economic slowdown or severe recession in our industry or in the commercial finance, asset management and real estate sectors, including the impact on the value of our assets or the performance of our investments;
•our reliance on and counterparty concentration and default risks in, the servicers and subservicers we engage (“Servicing Partners”) and other third parties;
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable laws, regulations and other requirements; significant increases in loan delinquencies; compliance with the terms of related servicing agreements; financing related to servicer advances, mortgage servicing rights (“MSRs”) and the origination business; expenses related to servicing high risk loans; unrecoverable or delayed recovery of servicing advances; foreclosure rates; servicer ratings; and termination of government mortgage refinancing programs;
•competition within the finance, real estate and asset management industries;
•interest rate fluctuations and shifts in the yield curve;
•changes in interest rates and/or credit spreads, as well as the risks related to the success of any hedging strategy we may undertake in relation to such changes;
•the impact that risks associated with residential mortgage loans, including subprime mortgage loans, and consumer loans, as well as deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolio;
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
i

•our dependence on counterparties and vendors to provide certain services and the risks related to the exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us, keep our information confidential or repurchase defective mortgage loans;
•the mortgage lending and origination- and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), as well as other federal, state and local governmental and regulatory authorities and enforcement of such regulations;
•risks related to our Asset Management business, which includes the Sculptor Acquisition (as defined below) and Sculptor Capital Management, Inc.’s (“Sculptor”) funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risk related to investment professionals, leverage risk, diligence risk, liquidity risk, valuation risk, risk related to minority investments, foreign investment risk, regulatory risk, risk related to hedging and risk management and investment strategy risk;
•risks associated with the Sculptor Acquisition, including, but not limited to, our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition;
•risks associated with our Genesis Capital LLC (“Genesis”) business, including but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•risks associated with our single-family rental (“SFR”) business, including but not limited to the impact of seasonal fluctuations, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for the United States of America (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
•risks related to the legislative/regulatory environment, including, but not limited to, the impact of regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, regulatory supervision by the Financial Stability Oversight Council, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “Government Sponsored Enterprises” or “GSEs”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by the GSEs, Government National Mortgage Association (“Ginnie Mae”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margin;
•risks associated with our indebtedness, including, but not limited to, our senior unsecured notes and related restrictive covenants and non-recourse long-term financing structures;
•our ability to obtain and maintain financing arrangements on terms favorable to us or at all, whether prompted by adverse changes in financing markets or otherwise;
•increased focus related to environmental, social and governance (“ESG”) issues, including, but not limited to climate change and related regulations, and any impact such focus could have on our reputation;
•impact from any of our future acquisitions, including, but not limited to, our acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and our ability to successfully complete such acquisitions and integrate the acquired assets, entities, employees and assumed liabilities;
•the impact of current or future legal proceedings and regulatory investigations and inquiries involving us, our Servicing Partners or other business partners;
•adverse market, regulatory or interest rate environments or our issuance of debt or equity, any of which may negatively affect the market price of our common stock;
•our ability to consummate future opportunities for acquisitions and dispositions of assets and financing transactions;
•our ability to pay distributions on our common stock; and
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units.

We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors.” We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

v

PART I

ITEM 1. BUSINESS

Company Overview

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” “the Company,” “we,” “us” or “our”) is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations in December 2011) and, since June 17, 2022, has been structured as an internally managed REIT for U.S. federal income tax purposes.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, offer broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We completed our acquisition of Sculptor on November 17, 2023. We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable, Asset Management and Corporate.

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

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital acquired Sculptor on November 17, 2023 for a purchase price of approximately $630.3 million (the “Sculptor Acquisition”). The Sculptor Acquisition significantly expanded Rithm Capital’s capabilities in the asset management sector, adding approximately $32.8 billion of assets under management (“AUM”) diversified across credit, real estate and multi-strategy platforms, as well as broadening Rithm Capital’s product offerings and investment management capabilities. See Note 3 to our Consolidated Financial Statements for additional discussion regarding the Sculptor Acquisition.

Agreement to Acquire Computershare Mortgage Services Inc.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare and certain affiliated companies, including SLS, for a purchase price of approximately $720 million (the “Computershare Acquisition”). Through the Computershare Acquisition, Rithm Capital will acquire Computershare’s U.S. mortgage servicing business, which includes approximately $136 billion in unpaid principal balance (“UPB”) of MSRs. The Computershare Acquisition is subject to customary closing requirements and conditions. There can be no assurance that the conditions to closing of the Computershare Acquisition will be satisfied or waived or that other events will not intervene, delay or result in the failure to close the Computershare Acquisition. Certain of these conditions are not within our control, and we cannot predict when, or if these conditions will be satisfied.

Our Strategy

The Sculptor Acquisition accelerated our growth in our asset management business, and we intend to continue to diversify into global asset management. However, our legacy business lines are expected to remain important to the future of the Company. We believe we are well positioned to opportunistically deploy capital leveraging our deep expertise in specialty finance, structured and alternative credit, consumer lending and real estate. In executing our strategy, from time to time, we explore and will continue to explore various opportunities for acquisitions and dispositions of assets and financing transactions, which may include equity or debt offerings by us or one or more of our subsidiaries, business combinations, spin-off transactions or other similar transactions. In 2023, the subsidiary that owns our mortgage origination and servicing platform business and related real estate assets confidentially submitted with the Securities and Exchange Commission (“SEC”) a draft Registration Statement on Form S-1 relating to a proposed initial public offering of its equity securities. Any initial public offering would be subject to market and other conditions and there can be no assurances as to the timing of the completion of any such offering or that any offering will be completed at all, and the Company may determine to explore or execute (or to not explore or execute) other alternatives with respect to this or other business lines. Moreover, we may determine to change our strategy, including to pursue, modify or abandon any such potential transactions at any time, and, in any event, there can be no assurance we will be successful in executing on our strategy.

The Residential Real Estate Market

Mortgage Originations and Servicing

We believe we are one of only a select number of non-bank market participants that have the combination of capital, infrastructure, industry expertise and business relationships necessary to leverage opportunities existing in today’s complex and dynamic mortgage market. Our ability to originate and service residential mortgage loans positions us to support, connect with and provide solutions to homeowners throughout the lifetime of their residential mortgage loan.

Over the last few decades, the complexity and composition of the market for residential mortgage loans in the U.S. have dramatically evolved. In the past, a borrower seeking credit for a home purchase would typically have obtained financing from a financial institution, such as a bank, savings association or credit union. These institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and homeowners’ insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures.

Now, institutions (including non-bank originators) that originate residential mortgage loans generally hold a smaller portion of originated loans as assets on their balance sheets and instead sell originated loans to third parties. The GSEs are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as residential mortgage-backed securities or RMBS, which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of the RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the pooling of residential mortgage loans, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As the securitization market has matured, non-bank originators have gained significant market share in the residential mortgage market.

In connection with a securitization, a number of entities perform specific roles with respect to the residential mortgage loans in a pool, including the trustee and the mortgage servicer. The trustee holds legal title to the residential mortgage loans on behalf of the owner of the RMBS and either maintains the mortgage note and related documents itself or with a custodian. One or more other entities are appointed pursuant to the pooling and servicing agreement to service the residential mortgage loans. In some cases, the servicer is the same institution that originated the loan, and, in other cases, it may be a different institution. The duties of servicers of residential mortgage loans that have been securitized are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the relevant pooling and servicing agreement, mortgage note and applicable law. The trustee or a separate securities administrator for the trust receives the payments collected by the servicer on the residential mortgage loans and distributes payments pursuant to the terms of the pooling and servicing agreement. A servicer generally takes actions, such as foreclosure, in the name and on behalf of the trustee.

The residential mortgage loan market is commonly divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories:

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting guidelines established by the GSEs. The principal underwriting guideline is the conforming loan limit which is established by statute and currently is $766,550 for 2024 (an increase from $726,200 in 2023) with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae (Ginnie Mae, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”), primarily through federal programs operated by the Federal Housing Administration (“FHA”), the United States Department of Agriculture (“USDA”) and the Department of Veterans Affairs (“VA”).

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

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments. By contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were formally non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse residential mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and balances are then typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

The volume of mortgage loan originations associated with home purchases is generally affected by the overall strength of the economy, interest rates, housing pricing and unemployment rates. Due to a variety of factors, including supply and demand imbalances exacerbated by the geopolitical risks, including risks associated with the ongoing war and tensions in the Middle East and the war in Ukraine, inflation throughout 2023 remained elevated. As a response to these inflationary pressures, the Federal Reserve raised the federal funds rate multiple times during the first half of the year. The market’s transition away from a historically low interest rate environment to a higher interest rate environment significantly disrupted the residential mortgage market, as it affected the cost savings benefit associated with refinancing residential mortgages, as well as potential homebuyers’ ability to afford and qualify for a mortgage loan. As of December 2023, the Mortgage Bankers Association (“MBA”) estimated total U.S. origination volume for 2023 was $1.6 trillion, down 25% from an estimated $2.2 trillion in 2022. Furthermore, the MBA estimated that 19% of 2023 activity was related to refinance volume, a decline from 30% in 2022. Looking forward, the MBA forecasts origination volumes to increase 22% in 2024 to $2.0 trillion, with a 16% increase in purchase volume and a 50% increase in refinance volume.

Mortgage originators primarily generate their revenue from the sale of originated loans to the GSEs and Ginnie Mae. During 2023, gain on sale margin continued to revert to historical levels largely driven by weakening demand for loans amid excess industry capacity due to a higher interest rate environment weighing on the residential real estate market.

On the other hand, servicers generally derive their income from the contractual fees earned for servicing loans and ancillary revenue such as late fees and modification incentives. The servicing fee, along with ancillary income and other revenue, is designed to cover costs incurred to service the specified pool plus a reasonable margin. A portion of the margin is often referred to as the excess servicing fee. Servicing income is affected by the size of the servicing portfolio, both UPB and number of loans, delinquency rates and cost to service per loan.

The need for “high-touch” non-bank specialty servicers remains elevated as borrowers continue to seek solutions to their financial hardships. Specialty servicers have proven more willing and more well-equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Single-Family Rental (SFR) Properties

The SFR industry was previously primarily composed of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. More recently the increase in demand for SFR properties has attracted higher capital inflows into the SFR industry from institutional investors, including REITs, looking to diversify and consolidate the highly fragmented industry. This increase in consumer SFR demand over the past several years is the result of changing demographics, increased acceptance of telework, higher mortgage rates and elevated home prices. These factors together have resulted in SFR properties becoming a popular lifestyle choice for families looking for the comforts and amenities associated with homeownership, but the flexibility and ease of use offered by renting. Further, we believe the fundamental long-term shortage of affordable housing in the U.S. has also contributed to the increased popularity of SFR properties.

Our expectation is that the demand for SFR will continue, and we therefore believe there are attractive opportunities in the SFR sector. Using our established experience with residential real estate and our consumer-facing expertise, we believe we are well-positioned to benefit from these compelling trends in SFR.

Business Purpose Lending

Our business purpose lending subsidiary, Genesis, is a trusted lender for experienced developers and investors of residential real estate. Genesis’s loan programs include new construction, bridge, build-to-rent, rental hold, fix and flip and vacation rental. We believe Genesis’s suite of loan programs, industry expertise and tailored solutions provides a competitive advantage over regional community banks that have historically acted as primary providers of capital within this space. In 2023, Genesis originated 1,088 business purpose loans with a UPB of $2.1 billion. We believe there is a significant market opportunity to continue originating high coupon, low duration real estate loans despite the interest rate environment.

Our Portfolio

Our current investment portfolio primarily consists of:
•Servicing related investments
•Origination and Servicing (which includes MSRs and MSR Financing Receivables)
•Servicing related businesses (which includes title, appraisal and property preservation)
•Excess MSRs
•Servicer advance investments
•Residential securities, properties and loans
•Real estate securities or RMBS
•Call rights
•SFR properties
•Residential mortgage loans
•Consumer loans
•Business purpose loans (mortgage loans receivable)
•Asset management related investments

The following table summarizes our consolidated portfolio as of December 31, 2023 (dollars in thousands):

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023
Investments	$9,413,923	$13,743,465	$2,232,913	$226,486	$—	$25,616,787
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	37,805	8,156	—	385,620
Other assets	3,489,171	3,083,967	113,055	1,183,646	20,483	7,890,322
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$13,671,626	$17,418,708	$2,498,132	$1,694,954	$28,365	$35,311,785
Debt	$6,920,310	$14,180,827	$1,856,006	$455,512	$546,818	$23,959,473
Other liabilities	3,224,989	223,266	23,979	565,919	213,121	4,251,274
Total liabilities	10,145,299	14,404,093	1,879,985	1,021,431	759,939	28,210,747
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446

Over time, we expect to opportunistically adjust our portfolio composition in response to market conditions.

Servicing Related Investments

During 2023, our servicing and origination businesses operated through our wholly-owned subsidiaries Newrez and Caliber Home Loans Inc. (“Caliber”, and together with Newrez, the “Mortgage Company”). The integration of Caliber operations was completed in the fourth quarter of 2023 and as such all Mortgage Company operations are within Newrez as of December 31, 2023.

Origination and Servicing

Our Mortgage Company is one of the largest non-bank mortgage originators and servicers in the U.S. Our Mortgage Company services over 2.7 million customers with an aggregate UPB of approximately $568.0 billion and $503.6 billion for the years ended December 31, 2023 and 2022, respectively. Our origination business funded $36.9 billion and $67.6 billion of mortgages for the years ended December 31, 2023 and 2022, respectively.

Our Mortgage Company has a multi-channel residential lending platform, offering mortgage loans across its Direct to Consumer, Retail, Wholesale and Correspondent lending channels. Our servicing business strategically aligns with our origination business, enabling us to retain operational servicing on most of the mortgage loans we originate in order to maintain a relationship with our customers and drive the growth of our servicing and refinance business.

Purchase origination consists of mortgages that are originated to purchase a property. Refinance origination consists of mortgages that are originated to refinance an existing outstanding mortgage. Our ability to originate loans in both purchase and refinance markets is an important component of our business model. 87% of our funded origination volume during 2023 was purchase origination, up from 70% in 2022.

Our Mortgage Company originates or purchases residential mortgage loans conforming to the underwriting standards of the Agencies (“Agency” loans), government-insured residential mortgage loans insured by the FHA, VA and USDA and non-conforming loans through its SMART Loan Series. Our SMART Loan Series is a non-qualified residential mortgage (“Non-QM”) product that provides a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. Through this platform, we underwrite quality loans that meet our guidelines and pricing models for borrowers that fall just outside the qualified mortgage requirement such as self-employed borrowers, bank statement or asset qualifiers, real estate investors, prime borrowers and more. We believe the outlook for Non-QM loans remains strong heading into 2024 supported by continued demand for Non-QM products and a growth in population of Non-QM borrowers. In 2023, 55% of our Mortgage Company’s funded production was Agency, 42% was Government, 1% was Non-Agency, and 1% was Non-QM loans.

Our Mortgage Company generates revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold, the settlement of residential mortgage loan origination derivative instruments and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Retail being the highest. The Mortgage Company sells conforming loans to the GSEs and Non-QM residential loans to another subsidiary of Rithm Capital which in turn may securitize these loans. Our Mortgage Company relies on warehouse financing to fund loans at origination through the sale date. During the year ended December 31, 2023, we securitized $670.3 million of Non-QM residential loans.

We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide our borrowers within the mortgage community with various products to ultimately originate both purchase and refinance loans across different market backdrops. Furthermore, we generally service all of the loans that we originate, which provides us with connectivity with our borrowers throughout the lifecycle of their loan. We combine operational excellence, modern proprietary technology, capital markets expertise, prudent risk management and a relentless focus on client service to deliver consistent high-quality service to our customers in both our origination and servicing businesses.

Direct to Consumer — Our Direct to Consumer channel originates loans directly to borrowers and is highly focused on meeting the refinancing needs of our existing servicing customers. When our existing customers choose us for their refinancing needs, we not only benefit from the gain on sale on the newly originated loan but also benefit from retaining the newly created MSR. For the year ended December 31, 2023, we funded $2.0 billion in Direct to Consumer originations, representing 5% of our total funded origination volume.

Retail — Our Retail channel employs loan officers who are located and involved in the communities they service and have relationships with realtors, home builders and other referral sources. These referral relationships are integral to our success in the purchase mortgage market. As of December 31, 2023, we employed 485 loan consultants covering 147 of our retail locations in the U.S. We also have joint venture partnerships with realtors, homebuilders and mortgage banks as well as traditional distributed retail business units. For the year ended December 31, 2023, we funded $6.1 billion in Retail originations, representing 17% of our total funded origination volume.

Wholesale — Our Wholesale channel originates residential mortgage loans through customer loan applications submitted by select mortgage brokers, community banks and credit unions. While the loans are sourced through third parties, we underwrite and fund these loans according to our own quality and compliance monitoring standards. We provide brokers with differentiated products and pricing, as well as superior customer service through our experienced salesforce and our proprietary technologies. For the year ended December 31, 2023, we originated $4.8 billion in Wholesale originations, representing 13% of our total funded origination volume.

Correspondent — Our Correspondent channel purchases closed residential mortgage loans that meet our specific credit and underwriting criteria from community banks, credit unions and independent mortgage banks and funds them in our own name. In this capacity, we play an important role in providing efficient capital markets access to these institutions. Our Correspondent channel is an important component of our strategy to grow our customer base and add to our MSR portfolio. For the year ended December 31, 2023, we originated $24.0 billion in Correspondent originations, representing 65% of our total funded origination volume.

Our servicing business consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses, such as taxes and insurance, performing loss mitigation activities, negotiating workouts and modifications, conducting or managing foreclosures on behalf of investors or other servicers and otherwise administering our residential mortgage loan servicing portfolio. We generate recurring revenue through contractual servicing fees, which include late payment, modification and other ancillary fees and interest income on custodial deposits.

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

The SMS special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. As of December 31, 2023, SMS had 59 third-party clients. These institutional clients include, but are not limited to, GSEs, money center banks and whole loan investors. Through our servicing platform, we are focused on providing high-quality servicing to our clients and maintaining connectivity with our borrowers throughout the lifetime of their loan. As of December 31, 2023, our servicing divisions served over 2.7 million customers with an aggregate UPB of approximately $568.0 billion, of which $445.8 billion represented performing servicing and $122.2 billion represented special servicing.

As a third-party subservicer, SMS may be obligated to make servicing advances; however, advances and other incurred costs are generally lower compared to those of the MSR owner and recovery times are substantially faster, often within the following month.

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

MSRs, MSR Financing Receivables and Excess MSRs

Rithm Capital is one of the largest non-bank owners of MSRs in the U.S. with $590 billion UPB of full and excess MSRs as of December 31, 2023, decreasing 3% from $609 billion UPB as of December 31, 2022. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans. This amount typically ranges from 25 to 50 basis points (“bps”) of the UPB of the residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee. Ownership of an MSR requires the owner to be a licensed mortgage servicer. An owner of an Excess MSR is not required to be licensed and is not required to assume any servicing duties, advance obligations or liabilities associated with the loan pool underlying the MSR unless otherwise specified through agreement.

Our Origination and Servicing segment includes both residential mortgage loans underlying our MSR assets as well as those we sub-service for third parties. As of December 31, 2023, 86.5% of the underlying UPB of the related mortgages is serviced by our Mortgage Company. We also engage third-party Servicing Partners to subservice a portion of our MSRs and Excess MSRs. MSR and Excess MSR assets sub-serviced by third-parties are reflected within our investment portfolio segment and such subservicers include PHH Mortgage Corporation (“PHH”), Mr. Cooper Group Inc. (“Mr. Cooper”), Valon Mortgage, Inc. (“Valon”) and SLS.

Servicer Advances Receivable and Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated since the advances are non-interest-bearing. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan or (ii) to support the value of the collateral property. Our interests in servicer advances include the following:

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

We fund advances primarily from a combination of cash on hand, loan prepayments and secured financing arrangements. Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain private label securitizations (“PLS”) generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. As of December 31, 2023, the carrying value of our servicer advance balances was $2.8 billion.

During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, to pay property taxes and insurance premiums to third parties and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans. Furthermore, servicing agreements generally require a servicer to make advances in respect of serviced residential mortgage loans unless the servicer determines in good faith that the advance would not be ultimately recoverable from the proceeds of the related residential mortgage loan or the mortgaged property. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our servicer advance investments or MSRs.”

Residential Securities, Properties and Loans

RMBS

Residential mortgage loans are often packaged into pools held in securitization entities which issue RMBS collateralized by such loans. Agency RMBS are issued or guaranteed by an Agency. Non-Agency RMBS are issued by either public trusts or PLS entities. Agency RMBS generally offer more stable cash flows and historically have been subject to lower credit risk and greater price stability compared to PLS and Non-Agency investments. We invest in both Agency RMBS and Non-Agency RMBS. Our ownership of Agency RMBS is generally meant to act as a hedge to our large MSR portfolio and provide additional qualifying assets and income for the purposes of the REIT requirements. The Agency RMBS that we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. More information about certain types of Agency RMBS in which we have invested or may invest is set forth below.

Mortgage pass-through certificates — Mortgage pass-through certificates are securities representing interests in “pools” of residential mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the residential mortgage loans that underlie the securities, net of fees paid in connection with the issuance of the securities and the servicing of the underlying residential mortgage loans.

Interest Only Agency RMBS — This type of stripped security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of residential mortgage loans. If we decide to invest in these types of securities, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

To-be-announced forward contract positions (“TBAs”) — We utilize TBAs in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the income and asset tests applicable to REITs.

Specified RMBS — Specified RMBS are pools created with loans that have similar characteristics, such as loan balance, FICO, coupon and prepayment protection. We invest in these securities to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

The Non-Agency RMBS we may acquire could be secured by fixed-rate mortgages, adjustable-rate mortgages or hybrid adjustable-rate mortgages. The residential mortgage loan collateral may be classified as conforming or non-conforming, depending on a variety of factors.

We also retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2023, 53.9% of our Non-Agency RMBS portfolio consists of bonds retained pursuant to required risk retention regulations.

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

We pursue opportunities in structured transactions that enable us to realize identified excesses of collateral value over related RMBS value, particularly through the acquisition and execution of call rights. As of December 31, 2023, we control the call rights on Non-Agency deals with a total UPB of approximately $76.0 billion.

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

Single-Family Rental (SFR) Properties

Our strategy with respect to the SFR business involves purchasing, renovating, maintaining and managing a large number of geographically diversified high-quality residential properties and leasing them to qualified tenants. As of December 31, 2023, our SFR portfolio consists of 3,888 units with an aggregate carrying value of $1.0 billion, up from 3,731 units with an aggregate carrying value of $971.3 million as of December 31, 2022. During the years ended December 31, 2023 and 2022, we acquired 182 and 1,196 SFR units, respectively.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes, renovation work and HOA fees, when applicable. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing hardware and other items required to prepare the property for rental. Additionally, we have acquired and are continuing to acquire additional homes through the purchase of communities and portions of communities purpose built for renting from regional and national home builders. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques, size of our available inventory and our acquisition channel.

Our revenues are derived primarily from rents collected from tenants for our SFR properties under lease agreements which typically have a term of one to two years. In the fourth quarter of 2023, we entered into a strategic partnership with Darwin Homes, Inc. (“Darwin”) to establish a new property management platform, Adoor Property Management LLC (“APM”). Our SFR properties are managed through an external property manager and APM. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate. In addition, once a property is available for its initial lease, we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), utility expenses, repairs and maintenance, leasing costs, marketing expenses and property administration. Before a property is considered rentable, certain of these expenses are capitalized as building and improvements. Once a property becomes rentable, expenditures for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a property.

Residential Mortgage Loans

We believe there may be attractive opportunities to invest in portfolios of non-performing and other residential mortgage loans, along with foreclosed properties. We source non-performing residential mortgage loans primarily from two sources: third-party pool purchases and call transactions (discussed above).

With respect to our Ginnie Mae securitization and servicing activities, in order to affect a loan modification, we are required to buy the loan out of the securitization. Once the modification is completed, the loan can be sold into a new Ginnie Mae securitization. We may also choose to exercise our unilateral right to repurchase loans that are delinquent for at least three months out of a Ginnie Mae securitization (as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities). Such repurchases are commonly referred to as Early Buyouts (“EBOs”).

As of December 31, 2023, our residential loan portfolio consists of 90.8% seasoned performing loans, 8.9% non-performing loans and 0.3% reperforming loans.

Consumer Loans

We pursue various types of investments as the market evolves, including opportunistic investments in consumer loans. Our portfolio of consumer loans includes a co-investment in a portfolio of consumer loans, of which we own 53.5% of interests in through limited liability companies. The portfolio includes personal unsecured loans and personal homeowner loans. We engage OneMain Holdings, Inc. (“OneMain”) as a third-party servicer of the loans.

In 2023, we purchased a portfolio of consumer loans from Goldman Sachs Bank USA (“Goldman Sachs”). The portfolio includes unsecured fixed rate closed end installment loans. We engage Goldman Sachs as a third-party master servicer of the loans, and we engage Systems & Services Technologies, Inc. (“SST”) as a third-party servicer of the loans.

As of December 31, 2023, our portfolio consists of consumer loans with a UPB of $1.3 billion.

Business Purpose Loans

Genesis provides lending for new acquisition, fix and flip, new construction and rental hold projects across the residential spectrum, including single-family, multi-family and production home building. Furthermore, Genesis provides a complementary business to our other real estate-related businesses and supports our strategy to create, securitize, sell or retain high coupon, low duration assets for our balance sheet. Finally, Genesis supports our growing SFR strategy and allows us to capture additional unmet demand from our Retail and Wholesale origination channels. Genesis originated 1,088 loans with a UPB of $2.1 billion in 2023.

Asset Management

We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023.

Servicing Partners

With respect to our Excess MSRs, servicer advance investments, consumer loans and business purpose loans, we engage third-party servicers to service the loans, or loans underlying the investments, as applicable. With respect to our MSRs and residential mortgage loan investments, we service the loans both in-house and through third-party servicers to service the loans underlying the investments. As of December 31, 2023, our third-party Servicing Partners include, but are not limited to, Mr. Cooper, PHH, Valon, SLS, Fay Financial LLC, SST and OneMain. In addition, each of New Residential Mortgage LLC (“NRM”) and SMS may be referred to as a “Servicing Partner” when contextually applicable.

Investment Guidelines

We make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio.

Our board of directors has adopted a broad set of investment guidelines to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT and any investment that would cause us to be regulated as an investment company. These investment guidelines may be changed by our board of directors without the approval of our stockholders. If our board of directors changes any of our investment guidelines, we will disclose such changes in our next required periodic report.

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

Hedging Strategy

We use various hedging instruments and techniques to actively manage and hedge our investment portfolio across various interest rate environments. We expect these instruments and techniques may allow us to reduce, but not eliminate, the impact of changing interest rates on our earnings and liquidity. See “Risk Factors—Risks Related to our Business—Any hedging transactions that we enter into may limit our gains or result in losses.”

Our interest rate management techniques may include:

•interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions;
•puts and calls on securities or indices of securities;
•U.S. Treasury securities, options on U.S. Treasury securities and U.S. Treasury short sales;
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

Regulations

The mortgage industry is subject to a highly complex legal and regulatory framework. Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, Federal Trade Commission, the U.S. Department of Housing and Urban Development (“HUD”), the VA, the SEC and various state licensing, supervisory and administrative agencies. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector. From time to time, we also receive requests from such governmental authorities for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we are also subject to periodic reviews and audits from the GSEs, Ginnie Mae, the CFPB, HUD, USDA, VA, state regulatory agencies and others. The legal and regulatory environment in which we operate is also constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented. We expect to continue to face regulatory scrutiny as an organization and as a participant in the mortgage sector.

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

Further, certain of our subsidiaries are subject to the registration and reporting provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are therefore subject to regulation and oversight by the SEC. Our wholly-owned subsidiary, Sculptor, is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). In addition, among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”). We are also subject to regulation and oversight by the National Futures Association in the U.S., as well as other regulatory bodies. Our European and Asian operations, and our investment activities around the globe, are subject to a variety of regulatory regimes that vary country by country, including the United Kingdom (“UK”) Financial Conduct Authority and the Securities and Futures Commission in Hong Kong. Currently, governmental authorities in the U.S. and in the other countries in which we operate have proposed additional disclosure requirements and regulation of hedge funds and other alternative asset managers. In certain jurisdictions, including the U.S., the European Union (“EU”) and UK, we are also subject to risk retention regulations applicable to securitizations and similar transactions, including collateralized loan obligations (“CLOs”) and other transactions that we manage or may manage in the future, which may require us to retain a portion of the securities or other interests issued in some of these CLOs and other transactions, whether in order to satisfy compliance obligations directly applicable to us or in response to investor demands based on regulatory requirements imposed on such investors.

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

These and other laws and regulations directly affect our business and require constant compliance monitoring and internal and external audits and examinations by federal and state regulators. We work diligently to assess and understand the implications of the complex regulatory environment in which we operate and strive to meet the requirements of this constantly changing environment. We dedicate substantial resources to regulatory compliance while at the same time striving to meet the needs and expectations of our customers, clients and other stakeholders. Notwithstanding these efforts, there can be no assurance that we will be able to remain in compliance with these requirements. See “Risk Factors—Risks Related to the Financial Markets and Our Regulatory Environment.”

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

We are organized as a holding company that conducts its businesses primarily through wholly-owned and majority owned subsidiaries. We intend to continue to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities” in compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. The value of securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excluded from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not exceed the 40% test under Section 3(a)(1)(C) of the 1940 Act. For purposes of the foregoing, we currently treat our interests in SLS servicer advances and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We will monitor our holdings to ensure continuing and ongoing compliance with the 40% test under Section 3(a)(1)(C) of the 1940 Act. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

For purposes of the foregoing, we treat our interests in certain of our wholly-owned and majority owned subsidiaries, which constitutes more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act (the “Section 3(c)(5)(C) exclusion”). The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. Maintenance of our exclusion under the 1940 Act generally limits the amount of our Section 3(c)(5)(C) subsidiaries’ investments in non-real estate assets to no more than 20% of our total assets.

In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the SEC and its staff, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that each of our subsidiaries relying on Section 3(c)(5)(C) may acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when such subsidiary acquires the loan, and the subsidiary has the unilateral right to foreclose on the mortgage.

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

As it relates to our Mortgage Company (including mortgage-related services businesses), we provide various residential mortgage loan and real estate services products. We compete with other lenders across a variety of industry segments. Loan production faces intense competition primarily on the basis of product offerings, brand recognition, technical knowledge, speed of execution, rates and fees. Servicing competes primarily on the price, experience, quality and efficiency of execution and servicing performance. Potential counterparties also assess our ability to demonstrate compliance with local, state and federal regulations and to improve technology and processes while controlling our costs.

As it relates to our asset management business, the asset management industry is intensely competitive, and we expect that it will remain so. We compete globally and regionally with other investment managers, including hedge funds, public and private investment firms, distressed debt funds, mezzanine funds and other CLO issuers, real estate development companies, business development companies, investment banks and other financial institutions worldwide. We compete for both investors in our funds and attractive investment opportunities based on a number of factors, including investment performance, brand recognition, business reputation, pricing, innovation, the quality of services we provide to the investors in our funds, the range of products we offer and our ability to attract and retain qualified professionals in all aspects of our business while managing our operating costs. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of our competitors may continue to raise capital to pursue investment strategies that may be similar to ours, which may create additional competition for investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, or may have lower return thresholds, allowing them to consider a wider variety of investments and establish broader networks of business relationships. They may also be subject to different regulatory requirements, which may give them greater flexibility to pursue investment opportunities or attract new capital to their funds. For additional information regarding the competitive risks that we face, see “Risk Factors—Risks Related to Our Recent Acquisitions—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.”

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

We have been and will continue to be an equal opportunity employer committed to hiring, developing and supporting a diverse, equitable and inclusive workplace. To ensure full implementation of this equal employment policy, we take steps to ensure that persons are recruited, hired, assigned and promoted without regard to race, national origin, religion, age, color, sex, pregnancy, sexual orientation, gender identity and expression, disability, genetic information, veteran status or any other characteristic protected by local, state or federal laws, rules or regulations. We reward our employees based on merit and their contributions in accordance with the requirements of the Equal Employment Opportunities Commission.

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

Employee Compensation & Employee Engagement

We recognize employee engagement and retention as a critical factor to our success and are committed to maintaining a work environment in which employee growth and advancement are very important. We strive to recognize and reward noteworthy performance, evaluated through periodic reviews with each employee. We seek to attract and retain the most relevant and skilled employees by offering competitive compensation and benefits, including both fixed and variable pay, consisting of base salary, cash bonuses and equity-based compensation consistent with employee position and seniority, as well as opportunities for merit-based increases. Additionally, among other benefits, we provide our employees with comprehensive medical, dental and vision coverage, life and long-term disability insurance, critical illness coverage and supplemental accident insurance.

As of December 31, 2023, we have 6,570 employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

The table below summarizes the number of our employees by segment:

Segment	Number of Employees
Origination and Servicing	5,646
Mortgage Related Businesses	164
Mortgage Loans Receivable	145
Asset Management	323
Corporate and Other	292
Total	6,570

Legal Proceedings

For a discussion of our legal proceedings, see Item 3. “Legal Proceedings” in this report.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, and the Audit, Nominating and Corporate Governance and Compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and codes of business conduct and ethics, which delineate our standards for our officers, directors and employees.

Rithm Capital files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.rithmcap.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investors—Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and policies, including our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

ITEM 1A. RISK FACTORS

Investing in our stock involves a high degree of risk. You should carefully read and consider the following risk factors and all other information contained in this report. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, occur, our business, financial condition or results of operations could be materially and adversely affected. The risk factors summarized below are categorized as follows: (i) Risks Related to Our Business, (ii) Risks Related to the Financial Markets and Our Regulatory Environment, (iii) Risks Related to Our Financing Arrangements, (iv) Risks Related to Our Taxation as a REIT, (v) Risks Related to Our Recent Acquisitions, (vi) Risks Related to Our Stock and (vii) General Risks. However, these categories do overlap and should not be considered exclusive.

Risks Related to Our Business

We may not be able to successfully operate our business strategy or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses, satisfy our debt obligations and pay dividends to our stockholders. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets, the performance of our funds, our ability to integrate recently acquired businesses including Sculptor, the level and volatility of interest rates, the performance of our origination and servicing businesses, the availability of adequate short- and long-term financing and conditions in the real estate market, the financial markets and economic conditions.

The value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

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

•expected and historical trends;
•rates of prepayment and repayment of the underlying loans;
•potential fluctuations in prevailing interest rates and credit spreads;
•rates of delinquencies and defaults, and related loss severities;
•costs of engaging a subservicer to service MSRs;
•market discount rates;
•in the case of Excess MSRs, recapture rates; and/or
•in the case of servicer advance investments and servicer advances receivable, the amount and timing of servicer advances and recoveries.

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

Significant and widespread decreases in the fair values of our assets could result in the potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets and could also cause us to breach the financial covenants under our borrowing facilities or other agreements related to liquidity, net worth, leverage or other financial metrics. Such covenants, if breached, may require us to immediately repay all outstanding amounts borrowed, if any, under these facilities, could cause these facilities to become unavailable for future financing, and could trigger cross-defaults under other debt agreements. In any such scenario, we could engage in discussions with our financing counterparties with regard to such covenants; however, we cannot predict whether our financing counterparties would negotiate terms or agreements in respect of these financial covenants, the timing of any such negotiations or agreements or the terms thereof. A continued reduction in our cash flows could impact our ability to continue paying dividends to our stockholders at the expected levels or at all.

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

Moreover, delinquency rates have a significant impact on the value of our investments. When the UPB of mortgage loans cease to be a part of the aggregate UPB of the serviced loan pool (for example, when delinquent loans are foreclosed on or repurchased, or otherwise sold, from a securitized pool), the related cash flows payable to us, as the holder of an interest in the related MSR, cease. An increase in delinquencies will generally result in lower revenue because typically we will only collect on our interests in MSRs from the Agencies or mortgage owners for performing loans. An increase in delinquencies with respect to the loans underlying our servicer advances could also result in a higher advance balance and the need to obtain additional financing, which we may not be able to do on favorable terms or at all. Additionally, in the case of residential mortgage loans, consumer loans, business purpose loans and RMBS that we own, an increase in foreclosures could result in an acceleration of repayments, resulting in a decrease in interest income. Alternatively, increases in delinquencies and defaults could also adversely affect our investments in RMBS, residential mortgage loans, consumer loans and/or business purpose loans if and to the extent that losses are suffered on residential mortgage loans, consumer loans, business purpose loans or, in the case of RMBS, the residential mortgage loans underlying such RMBS. Accordingly, if delinquencies are significantly greater than expected, the estimated fair value of these investments could be diminished. As a result, we could suffer a loss, which would have a negative impact on our financial results.

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

Additionally, certain valuation methodologies for certain assets in our funds are subject to significant subjectivity and risk exists that these policies and procedures may not always function effectively. There are no readily ascertainable market prices for the large number of the illiquid investments held by our funds. The fair value of the investments of our funds is determined periodically by us using a number of methodologies permitted by our funds’ valuation policies. These methodologies involve a significant degree of judgment and are based on a number of factors, which may include, without limitations, the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of financial instruments (in the case of publicly traded financial instruments), restrictions on transfer and other recognized valuation methodologies. In addition, because certain of the illiquid investments held by our funds may be in industries or sectors that are under distress or undergoing some uncertainty, such investments may be subject to rapid changes in value caused by sudden company-specific or industry-specific developments.

Because there is significant uncertainty in the valuation of and in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that might actually be obtained when such investments are sold. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable funds, a decline in management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different from values reflected in fund net asset values may cause investors to lose confidence in us, which could, in turn, result in redemptions from our funds, difficulties in our ability to raise additional capital or an increased risk of litigation by investors or governmental or self-regulatory organizations. These issues could result in regulatory scrutiny of our valuation methodologies, polices and related disclosures.

Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our servicer advance investments or MSRs.

We are generally required to make servicer advances related to the pools of loans for which we are the named servicer. In addition, we have agreed to purchase from our Servicing Partners all servicer advances related to certain loan pools, as a result of which we are entitled to amounts representing repayment for such advances. During any period in which a borrower is not making payments, a servicer is generally required under the applicable servicing agreement to advance its own funds to cover the principal and interest remittances due to investors in the loans, pay property taxes and insurance premiums to third parties and to make payments for legal expenses and other protective advances. The servicer also advances funds to maintain, repair and market real estate properties on behalf of investors in the loans.

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

As home values change, the servicer may have to reconsider certain of the assumptions underlying its decisions to make advances. In certain situations, its contractual obligations may require the servicer to make certain advances for which it may not be reimbursed. For example, a servicer may not ultimately be reimbursed if both (i) the payments from related loan, property or mortgagor payments are insufficient for reimbursement and (ii) a general collections backstop is not available or is insufficient. Also, if a servicer improperly makes a servicer advance, it would not be entitled to reimbursement. In addition, when a residential mortgage loan defaults or becomes delinquent, the repayment of the advance may be delayed until the residential mortgage loan is repaid or refinanced, or a liquidation occurs. To the extent that one of our Servicing Partners fails to recover the servicer advances in which we have invested or takes longer than we expect to recover such advances, the value of our investment could be adversely affected, and we could fail to achieve our expected return and suffer losses. Accordingly, while we do not expect recovery rates to vary materially during the term of our investments, there can be no assurance regarding future recovery rates related to our portfolio.

We rely on our Servicing Partners to achieve our investment objective for certain investments and have no direct ability to influence their performance.

The value of certain of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of Non-Agency RMBS (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage to service the loans underlying our MSRs are contained in subservicing agreements with our subservicers. The duties of a subservicer under a subservicing agreement may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing

Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of Non-Agency RMBS). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) terminate the servicer (regardless of whether such servicer is a subsidiary of Rithm Capital or one of its subservicers), the related interests in MSRs would under most circumstances lose all value on a going forward basis. If the servicer is terminated as servicer for any Agency pools, the servicer’s right to service the related mortgage loans will be extinguished and our interests in related MSRs will likely lose all of their value. Any recovery in such circumstances, in the case of Non-Agency RMBS, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In addition, in the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. See “—We have significant counterparty concentration risk in certain of our Servicing Partners and are subject to other counterparty concentration and default risks.” As a result, we could be materially and adversely affected if one of our Servicing Partners is unable to adequately carry out its duties as a result of:

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

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our interests in MSRs, servicer advances, residential mortgage loans, business purpose loans and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

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

As a mortgage servicer, we have an EBO option for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of December 31, 2023, Rithm Capital holds approximately $1.8 billion in residential mortgage loans subject to repurchase on its Consolidated Balance Sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or default of a significant portion of the repurchased Ginnie Mae loans may adversely affect our business, financial condition, liquidity and results of operations.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties and such approvals may not be provided on a timely basis or at all or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the Federal Housing Finance Agency (“FHFA”) with respect to agency MSRs, and securitization trustees, master servicers, depositors, rating agencies and insurers, among others, with respect to Non-Agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to Non-Agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions. Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6 and 7 to our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

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

None of our Servicing Partners has an obligation to offer us any future co-investment opportunity on the same terms as prior transactions, or at all, and we may not be able to find suitable counterparties from which to acquire interests in MSRs, which could impact our business strategy. See “—We rely on our Servicing Partners to achieve our investment objective for certain investments and have no direct ability to influence their performance.”

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 5, 6 and 7 to our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Mr. Cooper is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

Moreover, we are party to repurchase agreements with a limited number of counterparties. If any of our counterparties elected not to renew our repurchase agreements, we may not be able to find a replacement counterparty, which would have a material adverse effect on our financial condition.

Additionally, our funds enter into numerous types of financial arrangements with a wide array of counterparties around the world, including loans, swaps, repurchase agreements, securities lending agreements and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex and these arrangements may occur in markets or relate to products that are not currently subject to experienced regulatory oversight, although the Dodd-Frank Act provides certain regulation in the U.S. derivatives market. In particular, certain of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.

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

In the event of a counterparty default, particularly a default by a major investment bank, commercial bank, other financial institution or Servicing Partner, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding.

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

Our asset management business, including Sculptor and its funds, involves certain risks, which could adversely affect our business, financial condition and results of operations.

Our asset management business, including Sculptor and its funds, is subject to certain risks related to the asset management business, the management of funds and the related regulatory environment, which include, but are not limited to:

•Redemption Risk. Investors in certain of our funds have the right to redeem their investments in such funds on either an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years) and have in the past and could in the future redeem a significant amount of AUM during any given quarterly period.
•Market Risk. Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, reducing AUM and lowering management fee income and incentive income, increasing the cost of financial instruments and executing transactions. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into our funds. Either or both of these circumstances could result in significantly decreased revenues and could have a material adverse effect on our business, financial condition and results of operations.
•Historical Returns. The historical returns attributable to our funds should not be considered as indicative of the future results of our funds or any future funds we may raise. Our funds’ returns, particularly during periods of more extreme market and economic conditions, have benefited from or been impaired by the existence or lack of investment opportunities and such general market and economic conditions, which may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Additionally, the historical rates of return of our funds reflect such funds’ historical expenses, which may vary in the future due to factors beyond our control, including changes in laws or regulations.
•Investment Professionals. Our business and financial condition may be materially adversely impacted by the loss of any of our key executive managing directors. Our ability to retain and attract executive managing directors, managing directors and other investment professionals is critical to the success and growth of our business.
•Leverage Risk. Our funds may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value and enhances the possibility of a significant loss in the value of the investments in our funds.
•Diligence Risk. The due diligence process that we undertake in connection with investments by our funds may not reveal all facts that may be relevant in connection with making an investment.
•Liquidity Risk. Our funds may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments. See “—Many of our investments may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.”
•Valuation Risk. Valuation methodologies for certain assets in our funds are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds. See “—The value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.”
•Minority Investments. Our funds make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the value of such investments by our funds could decrease and our business, financial condition or results of operations could suffer as a result.
•Foreign Investment Risk. Our funds make investments in companies that are based outside of the U.S., exposing us to additional risks not typically associated with investing in companies that are based in the U.S. Such risks include, but are not limited to, currency exchange matters; less developed or efficient financial markets; the absence of uniform accounting, financing and auditing standards and policies; differences in legal and regulatory requirements; fewer investor protections and less stringent requirements relating to fiduciary duties; difficulties in enforcing contracts or claims; a lack of publicly available information; higher rates of inflation; heightened exposure to corruption risk; certain and/or increased economic and political risks; the potential imposition of non-U.S. taxes. Any of these risks could adversely affect our funds’ investments.
•Regulatory Risk. Tariffs, sanctions and other restrictions imposed by the U.S. government, and the potential for further regulatory reform, may create regulatory uncertainty and adversely affect our investment strategies and the profitability of our funds. See “Risks Related to the Financial Markets and Our Regulatory Environment.”
•Hedging and Risk Management. Risk management activities may materially adversely affect the return on our funds’ investments. When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and if our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses. See “Risks Related to Our Business—Any hedging transactions that we enter into may limit our gains or result in losses.”
•Investment Strategy Risk. We invest in a number of industries, products, geographical locations and strategies that entail significant risks and uncertainties, which may, if realized, have a material adverse effect on our business and results of operations. For example:
◦The funds may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out.
◦Our funds may invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems or that are involved in bankruptcy or reorganization proceedings. In such “distressed” situations, it may be difficult to obtain full information as to the exact financial and operating condition of the issuer. Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations and similar transactions and may purchase high-risk receivables.
◦Credit risk may be exacerbated through a default by or because of one of several large institutions that are dependent on one another fail to meet their liquidity or operational needs, so that default by one institution causes a series of defaults by the other institutions.
◦Fund investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the funds write a call option.
◦Our funds may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of public and private market securities backed by real estate assets or mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate.

Our funds and fund investments may be subject to numerous additional risks, which we may not be able to foresee or anticipate. Many of these factors are outside of our control and any one of them could result in a material adverse effect on our financial position, results of operations and cash flows.

Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.

The asset management business remains intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service and level of desired information provided to fund investors, brand recognition and business reputation. We compete for fund investors, highly qualified talent, including investment professionals, and for investment opportunities with a number of hedge funds, private equity firms, specialized funds, traditional asset managers, commercial banks, investment banks and other financial institutions. A number of factors create competitive risks for us:

•We compete in an international arena and, to remain competitive, we may need to further expand our business into new geographic regions or new business areas where our competitors may have a more established presence or greater experience and expertise.
•A number of our competitors have greater financial, technical, marketing and other resources and more personnel than we do.
•Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which would create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.
•Some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we may want to make.
•Some of our competitors may be subject to less extensive regulation and thus may be better positioned to pursue certain investment objectives and/or be subject to lower expenses related to compliance than us.
•Other industry participants will from time to time seek to recruit our active executive managing directors, investment professionals and other professional talent away from us.

We may lose fund investors in the future if we do not match or provide more attractive management fees, incentive income arrangements, structures and terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive management fees, incentive income arrangements, structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, financial condition or results of operations.

If our investment performance, including the level and consistency of returns or other performance criteria, does not meet the expectations of our fund investors, it will be difficult for our funds to retain or raise capital and for us to grow our business. Additionally, even if our fund performance is strong, it is possible that we will not be able to attract additional capital. Further, the allocation of increasing amounts of capital to alternative investment strategies over the long term by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving consistent, positive, absolute returns.

Competition for fund investors is based on a variety of factors, including:

•Investment performance;
•Investor liquidity and willingness to invest;
•Investor perception of investment managers’ ability, drive, focus and alignment of interest with them;

•Investor perception of robustness of business infrastructure and financial controls;
•Transparency with regard to portfolio composition;
•Investment and risk management processes;
•Quality of service provided to and duration of relationship with investors;
•Business reputation, including the reputation of a firm’s investment professionals; and
•Level of fees and incentive income charged for services.

If we are not able to compete successfully based on these and other factors, our AUM, earnings and revenues may be significantly reduced and our business, financial condition or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. Sculptor has historically competed for fund investors primarily on the investment performance of their funds and their reputation, and not on the level of their fees or incentive income relative to those of their competitors. However, as the alternative asset management sector continues to mature and addresses current market and competitive conditions, there is increasing downward pressure on management fees and a risk that incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in AUM or decreases in our operating costs, could materially adversely affect our business, financial condition or results of operations. In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our AUM may fall as a result of a larger proportion of our AUM being invested in products that earn lower management fee rates. Our average management fee will vary from period to period based on the mix of products that comprise our AUM.

Even if we are able to compete successfully based on the factors noted above, it is possible we could lose AUM to our competitors. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.

We have, through our recently acquired subsidiary Sculptor, experienced and may again experience periods of rapid growth and significant declines in AUM, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.

Rapid changes in our AUM may impose substantial demands on our legal, compliance, accounting, risk management, administrative and operational infrastructures. The complexity of these demands, and the time and expense required to address them, is a function not simply of the size of the increase or decrease, but also of significant differences in the investing strategies employed within our funds and the time periods during which these changes occur. For example, expanding our product offerings and entering new lines of business place additional demands on our infrastructure. Furthermore, our future growth will depend on, among other things, our ability to maintain and develop highly reliable operating platforms, management systems and financial reporting and compliance infrastructures that are also sufficiently flexible to promptly and appropriately address our business needs, applicable legal and regulatory requirements and relevant market and other operating conditions, all of which can change rapidly.

Addressing the matters described above may require us to incur significant additional expenses and to commit additional senior management and operational resources, even if we are experiencing declines in AUM.

There can be no assurance that we will be able to manage our operations effectively without incurring substantial additional expense or that we will be able to grow our business and AUM, and any failure to do so could materially adversely affect our ability to generate revenues and control our expenses.

Our failure to appropriately manage or address conflicts of interest could damage our reputation and adversely affect our business, financial condition and results of operations.

As we expand the number and scope of our business, we increasingly confront potential conflicts of interest relating to our investment activities and our funds' investment activities. Certain of our funds have overlapping investment objectives, and such investment objectives may additionally overlap with any investment objectives of Rithm Capital or one of Rithm Capital's operating companies. Potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among us, our funds and our various operating companies and affiliates. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, among other factors. Additionally, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to buy or sell securities in the public markets. Our fund investors and our public stockholders may perceive conflicts of interest regarding investment decisions.

In addition, the challenge of allocating investment opportunities to certain funds may be exacerbated as we expand our business to include more lines of business. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with fund investors and our public stockholders.

Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While we believe we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

We may not be able to successfully execute on our strategy, and any acquisitions or dispositions of assets or financing or other transactions that we pursue may not be successfully consummated or consummated on favorable terms.

In executing our strategy to transition to a leading global asset manager, from time to time, we explore and will continue to explore various opportunities for acquisitions and dispositions of assets and financing transactions, which may include equity or debt offerings by one or more of our subsidiaries, business combinations, spin-off transactions or other similar transactions. Evaluating these potential transactions requires additional expenditures and may divert the attention of our management from day-to-day operating matters. These transactions may not be successful or may not achieve the anticipated strategic, financial, operational or other benefits. Moreover, we may determine to change our strategy, including to pursue, modify or abandon any such potential transactions at any time, and, in any event, there can be no assurance we will be successful in executing on our current strategy or any changed strategy.

In 2023, the subsidiary that owns our mortgage origination and servicing platform business and related real estate assets confidentially submitted with the SEC a draft Registration Statement on Form S-1 relating to a proposed initial public offering of its equity securities. Any initial public offering would be subject to market and other conditions and there can be no assurances as to the timing of the completion of an offering or that an offering will be completed at all, and the Company may determine to explore or execute (or to not explore or execute) other alternatives with respect to this or other business lines. If we do not complete the initial public offering, we may incur significant expenses which we will be unable to recover, and for which we will not receive any benefit. If an initial public offering is completed, our mortgage origination and servicing platform business would be a new public company which may increase our expenses. We are unable to predict what the market price of our common stock would be after a potential initial public offering of such business, and the market price of our common stock could be volatile for several months after such public offering and could continue to be more volatile than our common stock would have been if a transaction had not occurred.

Increased focus on environmental, social and governance (ESG) issues, including climate change and related regulations, may adversely affect our business and financial results and damage our reputation.

We, our operating companies and portfolio companies in which our funds invest are subject to increasing scrutiny from advocacy groups, government agencies and the general public over various ESG matters. For example, transition risks related to climate change, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of real estate. Such restrictions and requirements could impact our investment strategy or could increase costs for certain of our operating companies, which could adversely affect our results of operations. Further, significant physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on the businesses of certain of our operating companies. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact on properties owned by our subsidiaries through physical damage to, or a decrease in demand for, properties in the areas affected by these conditions.

Additionally, ESG concerns and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and consideration of ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we or our operating companies are unable to adequately address such ESG matters or fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our ability to recruit and retain key personnel and our business results. In addition, if our ESG practices or external ratings do not meet the standards set by investors or other stakeholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in us or our funds.

Conversely, anti-ESG sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our funds or ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in our funds.

To the extent we consider ESG factors in connection with investments for certain of our funds and other investments, because ESG factors are not universally agreed upon or accepted by investors, our consideration of ESG factors or construction of specific ESG or impact funds could attract opposition from certain segments of our existing and potential client base. Any actual opposition to our consideration of ESG factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues.

A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition or results of operations.

S&P, Moody’s and Fitch rate Newrez as a residential loan servicer, and a downgrade of, or failure to maintain, any of these servicer ratings could:

•adversely affect Newrez’s ability to maintain our status as an approved servicer by Fannie Mae and Freddie Mac;
•adversely affect Newrez’s and/or Rithm Capital’s ability to finance servicing advance receivables and certain other assets;
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

We have in the past and intend to continue to finance some or all of the MSRs or servicer advance receivables acquired in certain transactions related to MSRs (the “MSR Transactions”), and as a result, we will be subject to substantial operational risks associated with the related Servicing Partners. In our current financing facilities for interests in MSRs and servicer advance receivables, the failure of the related Servicing Partner to satisfy various covenants and tests can result in an amortization event and/or an event of default. Our financing sources may require us to include similar provisions in any financing we obtain relating to the MSRs and servicer advances acquired in the MSR Transactions. If we decide to finance such assets, we will not have the direct ability to control any party’s compliance with any such covenants and tests and the failure of any party to satisfy any such covenants or tests could result in a partial or total loss on our investment. Some financing sources may be unwilling to finance any assets acquired in the MSR Transactions.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire servicer advance investments or MSR financing receivables from Ocwen Loan Servicing LLC (“Ocwen”), SLS and Mr. Cooper and are subject to increased risks as a result of the related servicer continuing to own the MSRs. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity. As part of the Ocwen Transaction, we and Ocwen have agreed to cooperate to obtain any third-party consents required to transfer Ocwen’s remaining interest in the Ocwen Subject MSRs to us. As noted above, however, there is no assurance that we will be successful in obtaining those consents.

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

In addition, some of our real estate and other financial instruments, including many of the investments held by our funds, may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments.

Moreover, certain of our investments, including our investments in consumer loans and certain of our interests in MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interest may be contractually limited or prohibited. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our real estate and other securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. A disruption in these trading markets could reduce the trading for many real estate and other securities, resulting in less transparent prices for those securities, which would make selling such assets more difficult. Moreover, a decline in market demand for the types of assets that we hold would make it more difficult to sell our assets. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments or may lose some or all of the investment made by our funds.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our interests in MSRs, servicer advances and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to, third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes or other natural disasters; and changes in interest rates.

As of December 31, 2023, 25.2% and 17.1% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. 7.1% and 8.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, respectively, was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

Under the terms of the agreements governing our servicer advance investments and MSRs, we (in certain cases, together with third-party co-investors) are required to make or purchase from certain of our Servicing Partners servicer advances on certain loan pools. While a residential mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

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

Even in states where servicers have not suspended foreclosure proceedings or have lifted (or will soon lift) any such delayed foreclosures, servicers, including our Servicing Partners, have faced, and may continue to face, increased delays and costs in the foreclosure process. For example, the current legislative and regulatory climate could lead borrowers to contest foreclosures that they would not otherwise have contested under ordinary circumstances, and servicers may incur increased litigation costs if the validity of a foreclosure action is challenged by a borrower. In general, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances. This would lead to increased borrowings, reduced cash and higher interest expenses which could negatively impact our liquidity and profitability. Although the terms of our servicer advance investments contain adjustment mechanisms that would reduce the amount of performance fees payable to the related Servicing Partner if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

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

A failure by any or all of the members of Advance Purchaser LLC to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

Rithm Capital and third-party co-investors, through a joint venture entity, Advance Purchaser LLC, have agreed to purchase all future arising servicer advances from Mr. Cooper under certain residential mortgage servicing agreements. Advanced Purchaser relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

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

Our mortgage-backed securities are securities backed by mortgage loans. Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represent a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Subprime mortgage loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

Residential mortgage loans, including manufactured housing loans and subprime mortgage loans are secured by single-family residential property and are also subject to risks of delinquency and foreclosure and risks of loss. A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing loans, non-performing loans or REO assets where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing, meaning the borrowers fail to timely pay some or all of the required payments of principal and/or interest. Under current market conditions, it is likely that some of these loans will have current loan-to-value (“LTV”) ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate.

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

Real estate and other securities, including CLOs, are subject to changes in credit spreads. Credit spreads measure the yield demanded on securities by the market based on their credit relative to a specific benchmark. The significant dislocation in the financial markets due to ongoing supply-demand imbalances have caused, among other things, credit spread widening.

CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to unlevered investments. As a result of CLOs’ leveraged position, CLOs and their investors are at greater risk of suffering losses. Any failure by our CLOs to meet certain overcollateralization and interest coverage tests will result in reduced cash flows that may have been otherwise available for distribution to us. This could reduce the value of our investment.

Additionally, fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. Certain of our floating rate securities are valued based on a market credit spread over the Secured Overnight Financing Rate (“SOFR”) and are affected similarly by changes in SOFR spreads. Additionally, the interest rates on the CLO Investments Loans are variable based on SOFR or the Euro Interbank Offered Rate (“EURIBOR”) (subject to a floor of zero percent). As of December 31, 2023, 35.6% of our Non-Agency RMBS Portfolio consists of floating rate securities and 64.4% consists of fixed-rate securities, and 100.0% of our Agency RMBS portfolio consists of fixed-rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

We may purchase assets that have a higher or lower coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we would then pay a premium over par value to acquire these securities. In accordance with U.S. generally accepted accounting principles (“GAAP”), we would amortize the premiums over the life of the related assets. If the mortgage loans securing these assets prepay at a more rapid rate than anticipated, we would have to amortize our premiums on an accelerated basis which may adversely affect our profitability. As compensation for a lower coupon rate, we would then pay a discount to par value to acquire these assets. In accordance with GAAP, we would accrete any discounts over the life of the related assets. If the mortgage loans securing these assets prepay at a slower rate than anticipated, we would have to accrete our discounts on an extended basis which may adversely affect our profitability. Defaults on the mortgage loans underlying Agency RMBS typically have the same effect as prepayments because of the underlying Agency guarantee.

Prepayments, which are the primary feature of mortgage-backed securities that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments. However, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate and other securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate and other securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate and other securities that prepay.

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

The discontinuation of LIBOR and changes in banks’ inter-bank lending rate reporting practices may adversely affect the value of the financial obligations to be held or issued by us.

We are subject to risks related to the cessation of the use of LIBOR as of June 30, 2023. The publication of USD LIBOR for certain tenors and all non-USD LIBOR tenors ceased after December 31, 2021 (other than certain sterling and Japanese yen settings being published on a synthetic temporary basis). Banks reporting information used to set USD LIBOR for all other tenors were required to stop doing so after June 30, 2023. We completed our transition away from LIBOR as of June 30, 2023.

As an alternative to LIBOR, in the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified SOFR as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities and is based on directly observable U.S. Treasury-backed repurchase transactions. There are inherent differences between LIBOR and SOFR, which may lead to uncertainties or risks related to the general acceptance of SOFR, the value of and market for securities linked to SOFR or result in a reduction in our interest income. We cannot predict the consequences of these developments or other market or regulatory changes related to the phase-out of LIBOR. Switching existing financial instruments and hedging transactions from LIBOR to SOFR required calculation of a spread. Industry organizations attempted to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging and risk management. Additionally, we do not currently intend to amend our 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series A”), 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B”), or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series C”) to change the existing USD-LIBOR cessation fallback language.

More generally, any of the above changes or any other consequential changes to SOFR or any other “benchmark,” including EURIBOR, as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

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
•liquidity in the credit markets;
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
•uncertainty related to U.S. federal fiscal, tax, trade or regulatory policy;
•terrorism or cyber terrorism;
•unemployment rates; and
•the attractiveness of other types of investments relative to investments in real estate or REITs generally.

Additionally, these factors could result in a decline in our AUM, lowering management fees and incentive income, an increase in the cost of financial instruments or executing transactions, lower or negative investment returns, reduced demand for assets held by our funds and increased investor redemptions.

Changes in these factors are difficult to predict and a change in one factor can affect other factors. Further, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of assets, resulting in difficulty in obtaining accurate mark-to-market valuations and causing a negative perception of the state of the real estate markets and of REITs generally. Market conditions could be volatile or could deteriorate as a result of a variety of factors beyond our control with adverse effects to our financial condition.

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
•reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see—“GSE initiatives and other actions, including changes to the minimum servicing amount for GSE loans, could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against” and see — “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

•Short-Term Loans/Balloon Payments: Typically, Genesis originates short-term mortgage loans with initial terms of less than 18 months (subject to extension), and which require a balloon payment at maturity. Genesis therefore depends on a borrower’s ability to obtain permanent financing or to sell the property to repay Genesis’s loan (including the balloon payment at maturity), which could depend on market conditions and other factors. In a period of rising interest rates or tightening credit markets, it may be more difficult for borrowers to obtain long-term financing, which increases the risk of non-payment. Short-term loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of a default, Genesis will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan.

•Construction Loans: Most of Genesis’s loans are construction or renovations loans, which are subject to additional risks. Construction loans are subject to risks of unrealistic budgets, cost overruns and non-completion of construction, renovation, refurbishment or expansion by a borrower of a mortgaged property as well as other unforeseen variables. These risks may prolong the development and increase the costs of the construction project, which may delay the borrower’s ability to sell or rent the finished property or possibly making a project uneconomical which could adversely affect repayment of the loan. Other risks may include environmental risks, permitting risks, other construction risks, subsequent leasing of the property not being completed on schedule or at projected rental rates, and the likelihood that we will incur losses on our loans in the event of default because the value of the collateral may be insufficient to cover our cost on the loan. While we believe Genesis has reasonable procedures in place to manage construction funding loans, there can be no certainty that Genesis will not suffer losses on construction loans. In addition, if a builder fails to complete a project, Genesis may be required to complete the project. Any such default could result in a substantial increase in costs in excess of the original budget and delays in the completion of the project.

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

A failure to maintain appropriate reserves for the wind-down of Caliber could have an adverse effect on our business, financial condition or results of operations.

Under the General Corporation Law of the State of Delaware, the dissolution period and Caliber’s corporate existence will continue for at least three years from the date we filed the Certificate of Dissolution. Subject to uncertainties inherent in the winding up of our business, if we are unable to make a fair and orderly wind-down of Caliber’s business operations, or if our existing reserves are not adequate to cover Caliber’s ultimate liability, our financial condition and results of operations could be adversely affected.

Given the stage of the exit activities, our estimates of losses are based on currently available information and our assessment of the validity of certain claims. These estimates may change as new information becomes available. No assurances can be made as to the ultimate amount of reserves which will be necessary to cover all wind-down costs, charges, expenses and liabilities.

Any final amounts could also be affected or diminished due to other factors, including, without limitation:

•if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve; or

•if we are unable to resolve any claims with creditors or third parties, or if such resolutions take longer than expected.

Accordingly, we expect to continue to maintain insurance coverage and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of Caliber that may arise during the remainder of the wind down period.

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

Our failure to meet the challenges involved in successfully integrating the assets acquired in MSR acquisitions involving servicing transfers with our current business could impair our operations. For example, it is possible that the data our applicable subservicer acquires upon assuming the direct servicing obligations for the loans may not transfer from the seller’s platform to its systems properly. This may result in data being lost, key information not being locatable on our applicable subservicer’s systems, or the complete failure of the transfer. If our employees are unable to access customer information easily or are unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and our subservicer may not be able to enforce its right to collect in some cases. Similarly, collections could be affected by any changes to our applicable subservicer’s collections practices, the restructuring of any key servicing functions, transfer of files and other changes that occur as a result of the transfer of servicing obligations from the seller to our subservicer.

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

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and on third-party mortgage servicers, including our Servicing Partners, to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards, “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB, which became effective in 2014. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. These laws may be highly subjective and open to interpretation, and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

The final servicing rules promulgated by the CFPB to implement certain sections of the Dodd-Frank Act include provisions relating to, among other things, periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance, and adjustable-rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures, and if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans.

In addition to Newrez, we engage third-party servicers to subservice mortgage loans relating to any MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

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
•NRM and Newrez’s existing approvals from government-related entities or federal agencies are subject to compliance with their respective servicing guidelines, minimum capital requirements, reporting requirements and other conditions that they may impose from time to time at their discretion. Failure to satisfy such guidelines or conditions could result in the unilateral termination of NRM’s and Newrez’s existing approvals or pending applications by one or more entities or agencies.
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

Our business, results of operations, financial condition and reputation could be adversely impacted if we are not able to successfully manage these or other risks related to investing in and managing MSR investments.

A downturn or slowdown in the rental demand for SFR housing caused by adverse economic, regulatory, or environmental conditions, or other events, may have an impact on the value of our properties or our operating results. Furthermore, we believe that there are seasonal fluctuations in rental demand, which may impact our operating results.

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a part of our business plan on our belief that property values and operating fundamentals for SFR properties in our markets will continue to improve over the near to intermediate term. However, these markets could experience substantial economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If an economic downturn in these markets occurs or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our common stock to decline.

We face significant competition in the leasing market for quality residents, which may limit our ability to lease our SFR homes on favorable terms.

Our success with respect to our SFR properties business depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of SFR properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our SFR properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge. In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.

In addition, improving economic conditions, along with government sponsored programs to promote home ownership, have made home ownership more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.

No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected, and the value of our common stock could decline.

We face risks associated with the operation of mixed-use commercial properties, which may impact our operating results.

We currently operate, and in the future may develop, either alone or through joint ventures, “commercial” and “mixed-use” developments. This means that in addition to the development of office space, projects may also include space for residential, retail or other commercial purposes. Generally, we have less experience developing and managing commercial and mixed-use real estate. As a result, we currently complete our commercial real estate projects through joint ventures. In the future, we may seek to partner with a third-party developer or manager with more experience. If we do not partner with such a developer or manager, we would be exposed to specific risks associated with such development and ownership. In addition, if we elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development or management of the property as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). As such, we are dependent on these third parties and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition, and disputes between us and our co-venturers and could expose us to potential liabilities and losses.

In addition to our current joint venture investments, we may continue to co-invest in the future with third parties through partnerships, joint ventures or other entities, or through acquiring non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity, which may subject us to risks that may not be present with other methods of ownership, including the following:

•we would not be able to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, which would allow for impasses on decisions that could restrict our ability to sell or transfer our interests in such entity or such entity’s ability to transfer or sell its assets;
•partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions, which could delay progress on a project or increase our financial commitment to the partnership or joint venture;
•partners or co-venturers may pursue economic or other business interests, policies or objectives that are competitive or inconsistent with ours;
•if we become a limited partner or non-managing member in any partnership or limited liability company, and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity;
•disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business; and
•we may, in certain circumstances, be liable for the actions of our third-party partners or co-venturers.

A significant portion of our SFR costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our SFR business, such as property taxes, HOA fees, insurance, utilities, acquisition, renovation and maintenance costs and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our interests in MSRs, RMBS, loans, derivatives, CLOs, any floating rate debt obligations that we may incur and preferred stock that periodically resets. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. Additionally, with respect to our SFR business, in an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, regulations and other legal rules applicable to REITs or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Until recently, the Federal Reserve maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates. The Federal Reserve continued to steadily increase interest rates through July 2023, holding interest rates steady through the remainder of 2023. Additionally, the Federal Reserve has indicated it anticipates three rate cuts over the course of 2024. Rising interest rates have resulted in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy is mainly dependent on our ability to place the debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

Interest rate changes may also impact our net book value as most of our investments are marked to market each quarter. Debt obligations are not marked to market. Generally, as interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our investments and therefore their value. For example, increasing interest rates would reduce the value of the fixed-rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed-rate assets in order to adjust the yield upward to meet the market and vice versa. This would have similar effects on our real estate and other securities and loan portfolio and our financial position and operations to a change in interest rates generally.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

A prolonged economic slowdown could adversely affect our operations due to unstable or unpredictable market conditions. Additionally, we believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, in a weakening real estate economy. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Additionally, as a global alternative asset manager, we seek to generate consistent, positive, absolute returns across all market cycles for the investors in our funds. Our ability to do this has been, and in the future may be, materially impacted by conditions in the global credit or equity financial markets and economic and geopolitical conditions worldwide. Unpredictable or unstable market, economic or geopolitical conditions have resulted and may in the future result in reduced opportunities to find suitable risk-adjusted investments to deploy capital and make it more difficult to exit and realize value from our existing investments, which could materially adversely affect our ability to raise new funds and increase our AUM and, therefore, may have a material adverse effect on our business, financial condition or results of operations.

Certain of our Servicing Partners and subsidiaries have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.

Regulatory actions or legal proceedings against certain of our Servicing Partners or our subsidiaries could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Such Servicing Partners or subsidiaries may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments to the extent we rely on them to achieve our investment objectives because we have no direct ability to influence their performance. Certain of our Servicing Partners and subsidiaries have disclosed certain matters in their periodic reports filed with the SEC and there can be no assurance that such events will not have a material adverse effect on them. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or what actions we may take under our agreements with the servicer. In addition, any of our Servicing Partners could be removed as servicer by the related loan owner or certain other transaction counterparties, which could have a material adverse effect on our interests in the loans and MSRs serviced by such Servicing Partner.

In addition, certain of our Servicing Partners and subsidiaries have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, such Servicing Partners and subsidiaries may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and origination practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such Servicing Partners and subsidiaries cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on their reputation, business, prospects, results of operations, liquidity or financial condition.

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

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. In the event that any licensing requirement is applicable to us, and we do not hold such licenses, there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly-owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

Maintenance of our 1940 Act exclusion imposes limits on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. However, under Section 3(a)(1)(C) of the 1940 Act, because we are a holding company that will conduct its businesses primarily through wholly-owned and majority owned subsidiaries, the securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, unless another exclusion from the definition of “investment company” is available to us. For purposes of the foregoing, we currently treat our interest in our SLS Servicer Advance Investment and our subsidiaries that hold consumer loans as investment securities because these subsidiaries presently rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. The 40% test under Section 3(a)(1)(C) of the 1940 Act limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act (e.g., the value of our interests in the TRSs that hold servicer advance investments and are not excluded from the definition of “investment company” by Section 3(c)(5)(A), (B) or (C) of the 1940 Act increases significantly in proportion to the value of our other assets), or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the market price of our common stock, the sustainability of our business model and our ability to make distributions. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including the ability to use leverage), management, operations, transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to maintain an exclusion would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

For purposes of the foregoing, we treat our interests in certain of our wholly-owned and majority owned subsidiaries, which constitute more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act. The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations each of our subsidiaries may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify some of our subsidiaries’ assets for the purpose of qualifying for an exclusion from regulation under the 1940 Act. For example, the SEC and its staff have not published guidance with respect to the treatment of whole pool Non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool Non-Agency RMBS issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs for which we do not own the related servicing rights as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. If we are required to re-classify any of our subsidiaries’ assets, including those subsidiaries holding whole pool Non-Agency RMBS and/or Excess MSRs, such subsidiaries may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act, and in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

While Rithm Capital is currently not registered as an investment adviser under the Advisers Act, one or more of our subsidiaries, including Sculptor, is currently required to be registered as an investment adviser and other subsidiaries may be required to register as such in the future, which could subject us to extensive regulation as an investment adviser and could adversely affect our ability to manage our business.

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

The Dodd-Frank Act was enacted in July 2010, which affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate and imposes new regulations on us and how we conduct our business. As we describe in more detail below, it affects our business in many ways, but it is difficult at this time to know exactly how or what the cumulative impact will be.

Generally, the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and established the CFPB to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies.

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities which we issue. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Certain limited exemptions from these rules are available for certain types of assets, which may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules has increased and will likely continue to increase the administrative and operational costs of asset securitization.

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

Additionally, in 2013, financial regulators adopted final regulations to implement the statutory mandate of the “Volcker Rule” contained in Section 619 of the Dodd-Frank Act. The Volcker Rule limits the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds (referred to in the Volcker Rule as covered funds). As a result, the Volcker Rule may cause banking entities and their affiliates that would otherwise invest in our funds to not invest in our funds or CLOs, to invest less capital in our funds or CLOs, reduce or eliminate such investments, or require modifications to the documents governing our funds or CLOs that may adversely affect their performance or attractiveness to other investors or that otherwise may be adverse to our business. The Volcker Rule also includes a general prohibition on certain banking entities engaging in activities defined as “proprietary trading.” Applicable regulators have proposed amendments and invited comments to the Volcker Rule and the requirements of the Volcker Rule may change over time. The Volcker Rule (including any changes thereto) and its effects could negatively impact our business, financial condition or results of operations.

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

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency, and its guarantees are backed by the full faith and credit of the U.S. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S. Government.

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

The CFPB and certain state regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, in 2016, the CFPB issued a special edition supervision report that stressed the need for mortgage servicers to assess and make necessary improvements to their information technology systems in order to ensure compliance with the CFPB’s mortgage servicing requirements. The New York Department of Financial Services (“NY DFS”) also issued Cybersecurity Requirements for Financial Services Companies, effective in 2017, which requires banks, insurance companies and other financial services institutions regulated by the NY DFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. In addition, the CCPA, effective in 2020, requires businesses that maintain personal information of California residents, including certain mortgage lenders and servicers, to notify certain consumers when collecting their data, respond to consumer requests relating to the uses of their data, verify the identities of consumers who make requests, disclose details regarding transactions involving their data, and maintain records of consumers’ requests relating to their data, among various other obligations and to create procedures designed to comply with CCPA requirements. The impact of the CCPA, its implementing regulations, and similar legislation enacted in other states, on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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

Rithm Capital’s subsidiaries, NRM, Newrez and Genesis, are or may become subject to significant state and federal regulations.

Subsidiaries of Rithm Capital, NRM, Newrez and Genesis, have obtained applicable qualifications, licenses and approvals to own Non-Agency and certain Agency MSRs in the U.S. and certain other jurisdictions. As a result of NRM, Newrez and Genesis’s current and expected approvals, NRM, Newrez and Genesis are subject to extensive and comprehensive regulation under federal, state and local laws in the U.S. These laws and regulations do, and may in the future, significantly affect the way that NRM, Newrez and Genesis do business, and subject NRM, Newrez, Genesis and Rithm Capital to additional costs and regulatory obligations, which could impact our financial results.

NRM, Newrez and Genesis’s business may become subject to increasing regulatory oversight and scrutiny in the future, which may lead to regulatory investigations or enforcement actions, including both formal and informal inquiries, from various state and federal agencies as part of those agencies’ supervision of mortgage servicing and origination business activities. An adverse result in governmental investigations or examinations or private lawsuits, including purported class action lawsuits, may adversely affect NRM, Newrez, Genesis and our financial results or result in serious reputational harm. In addition, a number of participants in the mortgage servicing industry have been the subject of purported class action lawsuits and regulatory actions by state or federal regulators and other industry participants have been the subject of actions by state Attorneys General.

Failure of Rithm Capital’s subsidiaries, NRM and Newrez, to obtain or maintain certain licenses and approvals required for NRM and Newrez to purchase and own MSRs could prevent us from purchasing or owning MSRs, which could limit our potential business activities.

State and federal laws require a business to hold certain state licenses prior to acquiring MSRs. NRM and Newrez are currently licensed or otherwise eligible to hold MSRs in each applicable state. As a licensee in such states, NRM and Newrez may become subject to administrative actions in those states for failing to satisfy ongoing license requirements or for other state law violations, the consequences of which could include fines or suspensions or revocations of NRM and Newrez licenses by applicable state regulatory authorities, which could in turn result in NRM and Newrez becoming ineligible to hold MSRs in the related jurisdictions. We could be delayed or prohibited from conducting certain business activities if we do not maintain necessary licenses in certain jurisdictions. We cannot assure you that we will be able to maintain all of the required state licenses.

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

In addition, Newrez is an approved issuer of mortgage-backed securities guaranteed by Ginnie Mae and services the mortgage loans related to such securities (“Ginnie Mae Issuer”). As an approved Ginnie Mae Issuer, Newrez is required to conduct aspects of their operations in accordance with applicable policies and guidelines published by Ginnie Mae in order to maintain their approvals. Should Newrez fail to maintain Ginnie Mae approval, we may be unable to purchase or hold MSRs associated with Ginnie Mae loans, which could limit our potential business activities.

NRM and Newrez are currently subject to various, and may become subject to additional information, reporting and other regulatory requirements, and there is no assurance that we will be able to satisfy those requirements or other ongoing requirements applicable to mortgage loan servicers under applicable federal and state laws and regulations. Any failure by NRM or Newrez to comply with such state or federal regulatory requirements may expose us to administrative or enforcement actions, license or approval suspensions or revocations or other penalties that may restrict our business and investment options, any of which could adversely impact our business and financial results and damage our reputation.

Legislation that permits modifications to the terms of outstanding loans may negatively affect our business, financial condition, liquidity and results of operations.

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities and interests in MSRs. As a result, such loan modifications are negatively affecting our business, results of operations, liquidity and financial condition. In addition, certain market participants propose reducing the amount of paperwork required by a borrower to modify a loan, which could increase the likelihood of fraudulent modifications and materially harm the U.S. mortgage market and investors that have exposure to this market. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

Extensive regulation of certain of our subsidiaries’ business activities, including Sculptor, affects our and our subsidiaries’ activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.

As an investment adviser registered under the Advisers Act, Sculptor is subject to regulation and oversight by the SEC. Additionally, as a registered commodity pool operator and a registered commodity trading advisor, Sculptor is subject to regulation and oversight by the CFTC and the National Futures Association. In the UK, Sculptor’s UK subsidiaries are subject to regulation by the FCA. Sculptor’s Asian operations, and its investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong.

A violation of any such regulations or a failure to maintain our funds’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies.

Risk retention regulations could adversely affect our business.

Jurisdictions including the U.S., the EU and UK have adopted risk retention regulations applicable to securitizations and similar transactions, including CLOs and other transactions that we manage or may manage in the future. As a result of these regulations, we may be required to retain, and historically have retained, a portion of the securities or other interests issued in some of these CLOs and other transactions, whether in order to satisfy compliance obligations directly applicable to us or in response to investor demands based on regulatory requirements imposed on such investors. Accordingly, this has required us to utilize capital that could otherwise be deployed in another manner, and we expect that we will need to continue to do so in the future for certain CLOs and other transactions that we may manage in the future. In addition, retaining interests in these transactions increases our exposure to the performance of these transactions and changes in the value of those interests. We have also incurred, and expect to continue to incur, costs and expenses in connection with our efforts to comply with these regulations or related investor demands. We have historically financed the majority of the interests we retain as a result of these regulations and expect to continue to do so. Such financing arrangements may impose limitations or restrictions on our business that could adversely affect our business and the price of our common stock.

These risk retention regulations have changed and may continue to change over time, and may be introduced in other jurisdictions, and their interpretation and applicability at any given point in time may be uncertain. For example, as of January 1, 2019, new EU and UK risk retention regulations replaced previously existing EU and UK risk retention regulations for applicable transactions that issue securities on or after January 1, 2019. In addition, in the U.S., a court has held that certain regulators exceeded their statutory authority by requiring managers of “open-market” CLOs to hold risk retention interests in those CLOs under U.S. risk retention regulations. Regulatory uncertainty of this nature may cause us to continue to incur costs and expenses in our efforts to comply with risk retention regulations or in response to the efforts of others to comply with risk retention regulations, and there can be no assurance that those costs and expenses, or the amount of capital we invest in connection with these risk retention regulations, will not increase in the future. Nor can there be any assurance that applicable governmental or regulatory authorities agree with our compliance approaches to these risk retention regulations, which may expose us to liability, including to third parties to whom we have made representations, warranties or covenants regarding such compliance. In the event that we adopt compliance approaches that are subsequently determined to not be required (such as with U.S. “open-market” CLOs), or are less capital-efficient than other approaches subsequently determined to be possible under applicable law, there can be no assurance that we will be able to recover or redeploy capital that we’ve previously committed (and we may be contractually prohibited from disposing of the related risk retention interests), and we will generally not be able to recover any costs or expenses that we have already incurred.

In addition to any direct effects on us, risk retention regulations may adversely affect markets relevant to our business, such as leveraged loan markets or credit markets generally, which may in turn adversely affect the transactions we manage and our business generally. There can be no assurance that risk retention regulations will not materially and adversely affect our business and operations, and the price of our common stock.

Regulatory changes in jurisdictions outside the U.S. could adversely affect our business.

Similar to the U.S., jurisdictions outside the U.S. in which we operate, in particular the EU and the UK, have become subject to further regulation. Regulators and other governmental authorities in the EU and the UK have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business. While we have developed and implemented policies and procedures designed to ensure compliance with these rules and regulations, such policies and procedures may not be effective in all instances to prevent violations. Any such violations could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, financial condition or results of operation.

Private litigation could result in significant legal and other liabilities and reputational harm, which could materially adversely affect our business, financial condition or results of operations.

We face significant risks in our business that may subject us to private litigation and legal liability. In general, we will be exposed to litigation risk in connection with any allegations of misconduct, negligence, dishonesty or bad faith arising from our management of any fund or by actions taken in the running of our parent company or operating partnerships. We may also be subject to litigation arising from investor dissatisfaction with the performance of our funds, including certain losses due to the failure of a particular investment strategy or improper trading activity, if we violate restrictions in our funds’ organizational documents or from allegations that we improperly exercised control or influence over companies in which our funds have large investments. In addition, we are exposed to risks of litigation relating to claims that we have not properly addressed conflicts of interest.

Risks Related to Our Financing Arrangements

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The agreements governing our indebtedness, including, but not limited to, the indenture governing our 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”), contain covenants that place restrictions on us and our subsidiaries. The indenture governing our 2025 Senior Notes restricts among other things, our and certain of our subsidiaries’ ability to:

•incur certain additional debt;
•make certain investments or acquisitions;
•create certain liens on our or our subsidiaries’ assets;
•sell assets; and
•merge, consolidate or transfer all or substantially all of our assets.

Additionally, Sculptor and its related subsidiaries are subject to certain restrictive covenants under the terms of its credit facility, which restrict it and its subsidiaries ability to pay dividends or make certain restricted payments, make payments on, redeem, repurchase or retire subordinated debt, engage in certain transactions with affiliates, engage in substantially different lines of business and amend their organizational documents in a manner materially adverse to the lenders, in addition to the restrictions above.

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

We finance a meaningful portion of our servicer advance investments and servicer advance receivables with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer, if the named servicer is a subsidiary of the Company, or the purchaser of such servicer advance investments (which is a subsidiary of the Company) transfer our right to repayment for certain servicer advances that we have as servicer under the relevant Servicing Guidelines or that we have acquired from one of our Servicing Partners, as applicable, to one of our wholly-owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and, if applicable, are transferred from one of our Servicing Partners) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

If a financing source is unable or unwilling to extend financing, including, but not limited to, due to legal or regulatory matters applicable to us or our Servicing Partners, the related Issuer will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment date, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

Currently, certain of the notes issued under our structured servicer advance financing arrangements accrue interest at a floating rate of interest. Servicer advance receivables are non-interest-bearing assets. Accordingly, if there is an increase in prevailing interest rates and/or our financing sources increase the interest rate “margins” or “spreads,” the amount of financing that we could obtain against any particular pool of servicer advances may decrease substantially and/or we may be required to obtain interest rate hedging arrangements. There is no assurance that we will be able to obtain any such interest rate hedging arrangements.

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

Certain of our advance facilities may mature in the short term and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advance receivables could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advance receivables from our Servicing Partners or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such Servicing Partner, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable Servicing Partner, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our interests in MSRs and servicer advances, as applicable.

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

Certain of our financing facilities are rated by one rating agency and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes backed by servicer advances, MSRs, Excess MSRs and our other investments at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes or to amend or modify other financing facilities which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

A downgrade of certain of the notes issued under our financing facilities could cause such notes to become due and payable prior to their expected repayment date/maturity date, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Representations and warranties made by us in our collateralized borrowings, including our CLOs, and loan sale agreements may subject us to liability.

Our financing facilities, including our CLOs, require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. In addition, our loan sale agreements require us to make representations and warranties to the purchaser regarding the loans that were sold. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans’ compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien.

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

If we were to fail to qualify as a REIT in any taxable year, including a prior taxable year for which the statute of limitations remains open, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and market price for, our stock. See also “—Our failure to qualify as a REIT would cause our stock to be delisted from the NYSE.”

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

Under the Tax Cuts and Jobs Act enacted in 2017, we generally are required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income and 95% of its capital gain net income plus any undistributed shortfall from the prior year (the “Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries generally will be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold significant portions of our investments and activities through TRSs, including servicer advance investments, MSRs, origination and servicing activities and our asset management business, and we may contribute other non-qualifying investments, such as our investment in consumer loans, to a TRS in the future.

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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

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

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held-for-sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or Excess MSRs at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held-for-sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to prevent prohibited transaction characterization.

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

Changes to tax laws could materially and adversely affect us and our stockholders.

The present U.S. federal income tax laws or the tax laws of other jurisdictions may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the tax treatment of us or of an investment in our shares. For example, the U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. In addition, the Organization for Economic Co-operation and Development (“OECD”) has developed a framework to establish certain international standards for taxing the worldwide income of multinational companies, including, among other things, provisions that would ensure all companies pay a global minimum tax. Legislatures in certain countries have adopted legislation consistent with the OECD’s proposals, and other legislatures may do the same in the future. We cannot predict the impact, if any, of these proposed changes to our business or an investment in our stock.

Risks Related to Our Recent Acquisitions

After each of the Sculptor Acquisition and the Computershare Acquisition, we may be unable to successfully integrate either of these businesses and realize the anticipated benefits of either or both the Sculptor Acquisition and the Computershare Acquisition.

The success of each of the Sculptor Acquisition and of the Computershare Acquisition will depend, in part, on our ability to successfully integrate each of Sculptor and Computershare with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the respective business combinations. If we are unable to achieve these objectives within the anticipated timeframe, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed. Sculptor’s business and Computershare’s business are both subject to certain of the same risks as our other businesses. Sculptor’s business is also subject to additional risks relating to the asset management business, including competitive pressures relating to fund performance, ability to attract and retain fund investors, additional regulation of asset managers and other risks related to the management of funds, including the risks described in “—Risks Related to Our Business—Our asset management business, including Sculptor and its funds, involves certain risks, which could adversely affect our business, financial condition and results of operations” and “—Risks Related to Our Business—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.” If the Computershare Acquisition is completed, our exposure to the risks involved in such businesses will be increased.

The Sculptor Acquisition and the Computershare Acquisition and the integration of each of Sculptor and Computershare into our business may result in material challenges, including, without limitation:

•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to the Sculptor Acquisition and Computershare Acquisition;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•the possibility of faulty assumptions underlying expectations regarding the Sculptor Acquisition or the Computershare Acquisition;
•retaining existing business relationships, including Sculptor’s current fund investors, and attracting new business relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•unanticipated issues and costs in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations; and
•unforeseen liabilities, expenses or delays associated with the Computershare Acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, failures in achieving anticipated benefits, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

We may not have discovered undisclosed liabilities of each of Sculptor or Computershare during our due diligence processes.

In the course of the due diligence review of each of Sculptor and Computershare that we conducted prior to the execution of the respective transaction documents for the Sculptor Acquisition and Computershare Acquisition we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues of Sculptor and its subsidiaries or Computershare and its subsidiaries, and we do not have rights of indemnification against Sculptor or Computershare for any such liabilities. Examples of such undisclosed liabilities or other issues may include, but are not limited to, unpaid taxes, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Sculptor Acquisition or the Computershare Acquisition.

Our ability to utilize Sculptor’s tax attributes will be significantly limited.

Although Sculptor currently has significant tax attributes, including significant net operating losses, our use of those attributes will be subject to significant limitations as a result of the fact that Sculptor underwent an “ownership change” for purposes of Section 382 of the Code. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. Section 382 imposes an annual limitation on the use of such attributes, which, in the case of Sculptor’s attributes, would permit us to use only a small portion of Sculptor’s tax attributes each year.

As a result of the Section 382 limitation and potentially other limitations or changes in circumstances, our use of Sculptor’s tax attributes will be significantly delayed, and we may not be able to use all of those attributes, thereby limiting the cash tax benefit of those attributes.

Our future results could suffer if we do not effectively manage our expanded operations following the Sculptor Acquisition and the Computershare Acquisition.

Following the Sculptor Acquisition and the Computershare Acquisition, the scope of operations of our business will increase beyond the scope of operations of our business prior to such acquisitions. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected synergies and other benefits currently anticipated from the Sculptor Acquisition or the Computershare Acquisition or anticipated from any additional acquisitions or strategic transactions that we may undertake in the future.

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

Your percentage ownership in us may be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees who perform services for us, and to our directors, officers and employees, as well as other equity instruments such as debt and equity financing. We have adopted the Rithm Capital Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”), which provides for the grant of stock-based compensation to its officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the 2023 Plan include time-based and performance-based restricted stock unit awards and restricted stock awards and may include other forms of equity-based compensation. We reserved 34,240,000 shares of our common stock for issuance under the 2023 Plan. The 2023 Plan expires in 2033.

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

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease, as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

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

An investment in our common stock is not an alternative to an investment in any of our funds, and the returns of our funds should not be considered as indicative of any returns expected on our common stock, although poor investment performance of, or lack of capital flows into, the funds we manage could have a materially adverse impact on our revenues and, therefore, the returns on our common stock.

The returns on our shares of common stock are not directly linked to the historical or future performance of the funds we manage or the manager of those funds. Even if our funds experience positive performance and our AUM increase, holders of our common stock may not experience a corresponding positive return on their common stock.

However, poor performance of the funds we manage will cause a decline in our revenues from such funds and may therefore have a negative effect on our performance and the returns on our common stock. If we fail to meet the expectations of our fund investors or otherwise experience poor investment performance, whether due to difficult economic and financial conditions or otherwise, our ability to retain existing AUM and attract new investors and capital flows could be materially adversely affected. In turn, the management fees and incentive income that we would earn would be reduced and our business, financial condition or results of operations would suffer, thus potentially negatively impacting the price of our common stock. Furthermore, even if the investment performance of our funds is positive, our business, financial condition or results of operations and the price of our common stock could be materially adversely affected if we are unable to attract and retain additional AUM consistent with industry trends or investor and market expectations.

ERISA may restrict investments by plans in our common stock.

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the ERISA, as amended, including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Internal Revenue Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

General Risks

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. Such conditions could include political unrest, war, such as the war in Ukraine or the ongoing war and tensions in the Middle East, natural disasters or global pandemics. The U.S. and global economies are facing higher inflation and interest rates and potential recession. A weak or declining economy or political disruption, including any international trade disputes, could exacerbate supply chain constraints that could ultimately harm our business.

Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability.

As our reliance on rapidly changing technology has increased, so have the risks that threaten the confidentiality, integrity or availability of our information systems, both internal and those provided to us by third-party service providers (including, but not limited to, our Servicing Partners). Cybersecurity incidents may involve gaining authorized or unauthorized access to our information systems for purposes of theft of certain personally identifiable or other information of consumers or fund investors, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Disruptions and failures of our systems or those of our third-party vendors could result from these incidents or be caused by fire, power outages, natural disasters and other similar events and may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations.

Despite our efforts to ensure the integrity of our systems, there can be no assurance that any such cyber incidents will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods and sources of breaches change frequently or may not be immediately detected. The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents.

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as NRM and Newrez, to establish a detailed cybersecurity program and comply with other requirements, and the CCPA created new compliance regulations on businesses that collect information from California residents. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination or breach of security, may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages or restrictions on our use or transfer of data.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, insurance and other safeguards might only partially reimburse us for losses, if at all.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with FIG LLC (our “Former Manager”). Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us, including, but not limited to, interests in MSRs, may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

Our business could suffer if we fail to attract and retain management and other highly skilled personnel.

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified management and other personnel for all areas of the Company, in particular skilled managers, loan officers, underwriters, loan servicers, debt default specialists, investment professionals and other personnel specialized in finance, risk and compliance. Trained and experienced personnel are in high demand and may be in short supply in some areas. We may not be able to attract, develop and maintain an adequate skilled management and workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us, and this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We prioritize the management of cybersecurity risk and regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities and test those systems pursuant to our cybersecurity program.

We use a combination of cyber security personnel, documented processes and purpose-driven technologies and monitoring systems to identify, protect, detect, respond and recover from security incidents. These encompass incident response procedures, information security and vendor management and a combination of participation in industry consortiums, continuous monitoring, internal, as well as independent testing of systems, and team member education. Our independent testing includes both (i) periodic testing and evaluations performed by our internal audit firm and (ii) annual network penetration testing conducted through independent third parties. Our processes for assessing, identifying and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. As part of these processes, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business (including, but not limited to, SEC rules, the CCPA and the Gramm-Leach-Bliley Act, as further described under the caption “Business—Regulations”), as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.

Additionally, in order to reduce cybersecurity risk related to the use of third-party service providers, we (i) obligate our service providers to adhere to privacy and cyber security measures and (ii) perform risk assessments of each new service provider during onboarding based on, among other things, the nature of their business and the type of information we provide to such service providers. Each service provider is then ranked in a tier, which tier determines the frequency and extent of evaluation for the service provider. We additionally collect SIG, SOC 1 reports and Business Continuity and Disaster Recovery documents from each of our key service providers.

To date, cybersecurity risks, including those resulting from any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. We do not believe that cybersecurity risks resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect us. Refer to the risk factor captioned “Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability” in Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our board of directors oversees the Company’s risk management process, including cybersecurity risks, directly and through its committees. The Audit Committee of the board, in conjunction with the Mortgage and Regulatory Compliance Committee (the “MRC Committee”), which focuses on the risk structure and governance related to the Mortgage Company’s mortgage servicing and origination business, oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings and MRC Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”) on the Company’s enterprise risk profile and the Company’s risk treatment policies and processes on a quarterly basis or as needed.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the CISO is focused on assessing, managing, mitigating and reporting on cybersecurity threats and risks.

The CISO, in conjunction with the CIO, the Chief Risk Officer and the Chief Legal Officer, manages the Company’s cyber security posture. The current CISO has more than 20 years of experience in information security and information technology, including previously serving as the CISO for multiple large multinational corporations. In addition to his extensive work experience, the CISO holds a Bachelor of Science in Business Administration with an emphasis on Management of Information Systems from Alliant University and a Master of Science in Business Administration with an emphasis on Information Systems Audit from California State Polytechnic University. The CISO has the following certifications: Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Certified Fraud Examiner (CFE) and Federal Bureau of Investigations (FBI) CISO Academy Graduate. The CISO reports to the CIO and management on cybersecurity threats on a regular basis.

The CISO monitors the Company’s cybersecurity posture through the Security Incident Response Team, which consists of key individuals in the legal, human resources, compliance, privacy, risk and information security departments across Rithm Capital and its operating companies. Any escalations will then be raised by the CISO and CIO to Company management who will work with the CISO and CIO to determine the appropriate remediation effort.

At the employee level, we maintain an experienced information technology team tasked with implementing our privacy and cybersecurity program and support the CISO in carrying out reporting, security and mitigation functions. We also hold employee trainings on privacy and cybersecurity, as well as records and information management, and we conduct phishing tests. We generally seek to promote awareness of cybersecurity risk through communication and education of our employee population.

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

As previously disclosed, in connection with the Sculptor Acquisition, on September 11, 2023, stockholder Gilles Beauchemin filed a purported class action against Sculptor and each of Sculptor’s directors in the Court of Chancery of the State of Delaware, captioned Gilles Beauchemin v. Engel, et al., C.A. No. 2023-0921-SG (the “Beauchemin Action”). The Beauchemin Action alleged, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board (the “Special Committee”) violated their fiduciary duties and sought, among other things, to enjoin the transaction with Rithm Capital. Plaintiff also filed a Motion for Preliminary Injunction. Rithm Capital was not party to the filed complaint.

On October 17, 2023, Sculptor stockholders Daniel S. Och, Harold A. Kelly, Jr., Richard Lyon, James O’Connor and Zoltan Varga (collectively, the “Specified Stockholders”) filed a putative class action complaint on behalf of themselves and all other similarly situated stockholders of Sculptor against each of Sculptor’s directors, Sculptor and certain of its subsidiaries, and Rithm Capital and certain of its subsidiaries, in the Court of Chancery of the State of Delaware, captioned Och, et al. v. Engel, et al., C.A. No. 2023-1043-SG (the “Former EMD Group Action”). The complaint in the Former EMD Group Action alleged, among other things, that the Sculptor Board and the Special Committee violated their fiduciary duties and sought, among other things, to enjoin the transaction with Rithm Capital.

On October 23, 2023, the court entered an order consolidating the Former EMD Group Action and the Beauchemin Action as in re Sculptor Capital Management, Inc. Stockholder Litigation, Consol. C.A. No. 2023-0921-SG (the “Sculptor Stockholder Action”).

On October 26, 2023, Rithm Capital and Sculptor entered into Amendment No. 2 to the Agreement and Plan of Merger (the "Merger Agreement"), amending, among other things, the price per share of Class A common stock of Sculptor, which was increased to $12.70. In connection, Rithm Capital entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with each of the Specified Stockholders and the other signatories party thereto. Under the terms of the Transaction Support Agreement, each Specified Stockholder agreed, among other things, to vote all shares held by such Specified Stockholder in favor of the adoption of the Merger Agreement and the approval of the Sculptor Acquisition, and to dismiss with prejudice the claims raised in the Former EMD Group Action complaint, solely with respect to the Specified Stockholders. A stipulated order dismissing these claims was submitted to the Court of Chancery for approval. The Specified Stockholders also agreed to withdraw any demands under Section 220.

On October 29, 2023, plaintiff Beauchemin filed a consolidated amended complaint adding additional claims and defendants to the matter. On November 14, 2023, the parties reached an agreement in principle to settle all claims in the Sculptor Stockholder Action for, among other things, a total payment of $6.5 million to eligible Sculptor common stockholders. On January 22, 2024, the parties executed and filed the Stipulation and Agreement of Settlement, Compromise and Release in connection with the settlement. A final hearing for the settlement is scheduled for May 20, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock, which is listed on the NYSE under the symbol “RITM”. As of February 9, 2024, there were 26 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2018 through December 31, 2023. The past performance of our common stock is not an indication of future performance.

Total Return Performance
Rithm Capital Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
2018
2019
2020
2021
2022
2023

	Year Ended December 31,
Index	2018	2019	2020	2021	2022	2023
Rithm Capital Corp.	$100.0	$128.6	$84.4	$98.7	$84.3	$122.7
NAREIT All REIT	100.0	128.1	120.7	168.7	126.4	140.9
Russell 2000	100.0	125.5	150.5	172.7	137.4	160.6
NAREIT Mortgage REIT	100.0	121.3	98.7	114.0	84.0	96.8
S&P 500	100.0	131.5	155.6	200.3	164.0	207.0
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

Omnibus Incentive Plan

On May 25, 2023, Rithm Capital’s stockholders adopted the 2023 Plan, which became effective as of May 25, 2023. The 2023 Plan replaced Rithm Capital’s Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, was amended and restated as of November 4, 2014 and as of February 16, 2023, and expired by its terms on April 29, 2023 (the “2013 Plan”). Any stock-based awards issued under the 2013 Plan will continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards. The 2023 Plan is intended to facilitate our use of equity-based awards and incentives to provide competitive short-term and long-term compensation opportunities for the benefit of our officers, employees, non-employee directors, independent contractors and consultants to strengthen their commitment to the Company, motivate them to faithfully and diligently perform their responsibilities and attract and retain competent and dedicated persons whose contributions are essential to the success of the Company’s business and whose efforts will impact the Company’s long-term growth and profitability. To accomplish these purposes, the 2023 Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards and cash awards. Such awards will be subject to the terms and conditions set forth in the agreements evidencing such awards and the terms of the 2023 Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the 2023 Plan is 34,240,000 shares.

Share Repurchase Program

For details regarding our share repurchase program, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stockholders’ Equity—Common Stock.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto, and with Part I, Item 1A. “Risk Factors.”

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

This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are structured as an internally managed REIT for U.S. federal income tax purposes. Rithm Capital became a publicly-traded entity on May 15, 2013.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently offer broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, and our strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral.

We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable, Asset Management and Corporate.

Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value, risk management, taking into consideration available financing and other relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, non-bank mortgage lenders and servicers, private equity firms, alternative asset managers, hedge funds and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provide us with a competitive advantage when pursuing attractive investment opportunities.

Our residential mortgage origination business, operated through Newrez, sources and originates loans through four distinct channels: Direct to Consumer, Retail, Wholesale and Correspondent. Additionally, our servicing business compliments our origination business and offers our subsidiaries and third-party clients performing and special servicing capabilities. We also operate additional real estate related businesses, including Avenue 365, our title company, and eStreet, our appraisal company. Our real estate businesses also include Adoor LLC (“Adoor”), a wholly-owned subsidiary, which is focused on the acquisition and management of SFR properties and Genesis, a lender for experienced developers and investors of residential real estate, which also supports our Adoor Business. We also have investments in Guardian, a national provider of field services and property management services. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

On November 17, 2023, we completed the Sculptor Acquisition, which accelerated our growth in our asset management business, and we intend to continue to diversify into a global asset manager. However, our legacy business lines are expected to remain important to the future of the Company. We believe we are well positioned to opportunistically deploy capital by leveraging our deep expertise in specialty finance, structured and alternative credit, consumer lending and real estate. In executing our strategy, from time to time, we explore and will continue to explore various opportunities for acquisitions and dispositions of assets and financing transactions, which may include equity or debt offerings by us or one or more of our subsidiaries, business combinations, spin-off transactions or other similar transactions. In 2023, the subsidiary that owns our mortgage origination and servicing platform business and related real estate assets confidentially submitted with the SEC a draft Registration Statement on Form S-1 relating to a proposed initial public offering of its equity securities. Any initial public offering is subject to market and other conditions and there can be no assurances as to the timing of the completion of an offering or that an offering will be completed at all, and the Company may determine to explore or execute (or to not explore or execute) other alternatives with respect to this or other business lines. Moreover, we may determine to change our strategy, including to pursue, modify or abandon any such potential transactions at any time, and, in any event, there can be no assurance we will be successful in executing on our strategy.
We seek to protect book value and the value of our assets by actively managing and hedging our portfolio. Diversification of our overall portfolio, including our portfolio assets and operating entities, and a variety of hedging strategies help contribute to book value stability. Both our portfolio composition (inclusive of long and short duration instruments and various operating businesses) and specific hedging instruments (including Agency mortgage-backed securities (“MBS”) TBAs, interest rate swaps and others) are employed to mitigate book value volatility. We believe that the actions we have taken over the past number of years to diversify and grow our portfolio have allowed us to operate efficiently and perform dynamically across economic conditions. See Part I, Item 1A “Risk Factors—Risks Related to Our Business—Any hedging transactions that we enter into may limit our gains or result in losses.”

As of December 31, 2023, we had $35.3 billion in total assets, approximately $32.8 billion in AUM and 6,570 employees, including those individuals employed by our operating entities.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Total equity	$7,101,038	$7,267,963	$7,194,684	$6,954,543	$7,010,068
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	94,096	59,907	60,251	60,337	67,067
Total equity attributable to common stock	$5,749,688	$5,950,802	$5,877,179	$5,636,952	$5,685,747

Common stock outstanding	483,226,239	483,214,061	483,320,606	483,017,747	473,715,100

Book value per common share	$11.90	$12.32	$12.16	$11.67	$12.00

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

U.S. economic data and indicators gained strength as 2023 progressed. Real gross domestic product (“GDP”) was reported at 3.3% for the year, highlighted by a notably strong reading of 4.9% in the third quarter while slowing through the fourth quarter.

U.S. and global economic growth continues to be threatened by the ongoing war and tensions in the Middle East, in addition to trade disruptions due to the war in Ukraine, and still elevated inflation rates. The Federal Reserve continued to increase rates in the first half of 2023, to combat high inflation rates.

The Federal Reserve has paused on rate hikes since July 2023 and is projecting rate cuts in 2024. The labor market showed signs of strength with unexpected increases in job openings in September 2023 and December 2023. The unemployment rate has fluctuated between 3.5% and 3.8% throughout the year, remaining near 50-year historical lows.

With respect to the mortgage and housing markets, the inventory of existing homes for sale remained low while mortgage rates briefly hit two decade highs at just below 8% in November. Despite significant changes in rates through 2023, the 10-year U.S. Treasury rate remained unchanged, and the 30-year fixed mortgage rate was 20bps higher compared to year end 2022. Further, mortgage rates are expected to fall slightly in 2024 while home prices are expected to continue to rise in 2024.

Banking Institutions

The U.S. markets experienced significant instability in the banking sector during the first and second quarters of 2023. In March 2023, each of Silicon Valley Bank and Signature Bank were taken over by the Federal Deposit Insurance Corporation (“FDIC”). This caused uncertainty for businesses that used these banks and resulted in significant general market disruption. Further, it raised concerns about the overall stability of the banking system in the United States, particularly relating to the stability of regional banks. As a result of these circumstances, the Federal Reserve created the Bank Term Funding Program in March 2023, under which eligible institutions could receive additional funding via loans, to help stabilize the banking sector and avoid a broader destabilization in the financial system and potentially a recession. In May 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation and sold by the FDIC to JPMorgan Chase, leading to additional uncertainty in the banking sector and increased market disruption.

Since the banking sector instability seen during the first half of 2023, results in the second half of the year showed signs of recovery, with deposit outflows stabilizing, strong capital and liquidity, generally strong bank profits and the overall banking system remaining strong and resilient.

Inflation

Inflation has moderated over the last year, declining substantially from its peak in 2022. While the Federal Reserve announced various rate increases during the beginning of the year, they have been on pause on rate hikes since July 2023 while projecting rate cuts in 2024, as inflation has steadily cooled. The Consumer Price Index increased 0.3% in December 2023 and 3.4% on an annual basis. A slight increase in inflation was seen from November 2023 to December 2023 following two months of decreases. The inflation rate increase appears to have subsided largely due to the easing of supply chain pressures that surged during the COVID-19 pandemic. The economy continues to grow at a pace that is faster than estimates, with annualized growth for GDP at 3.3% as of December 31, 2023. Long-term interest rates have fallen, and the stock market has risen sharply, easing overall financial conditions.

To the extent interest rates begin to rise again, we could experience increased interest expense on our outstanding variable rate debt and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions.

Labor Markets

Signs of a strong U.S. labor market emerged as the end of the year approached, with the unemployment rate remaining relatively unchanged near 50-year lows, ranging from 3.5% to 3.8% through 2023. The unemployment rate ended the year at 3.7%, up only 20 bps from December 2022. During 2023, there was an increase in jobs added in the U.S., in particular during each of September 2023 and December 2023, when the reported employment gains exceeded forecasts by adding 336,600 jobs and 216,000 jobs, respectively. Further, wage growth remained strong, with average hourly earnings up 4.1% year over year.

Housing Market

Elevated mortgage rates, high home prices and low home inventory drove housing market conditions. The inventory of existing homes for sale remained low throughout the year primarily due to the reluctance of homeowners to change residence and lose the low interest rates locked-in when they purchased or refinanced their mortgages at sub-3% mortgage rates in 2021. Further, while mortgage rates remained high overall, they began to ease during the fourth quarter of 2023 following increases since the first quarter of 2023.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted by continued high inflation and mortgage rates, an increase in GDP growth rate, as well as the other global events such as the ongoing war and tensions in the Middle East, among other factors. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business—Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations” and “—Market conditions could negatively impact our business, results of operations, cash flows and financial condition.”

The following table summarizes the change in U.S. GDP estimates annualized rate according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	December 31, 2023(A)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Real GDP	3.3%	4.9%	2.1%	2.0%	2.6%
(A)Annualized rate based on the advance estimate.

The following table summarizes the U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Unemployment rate	3.7%	3.8%	3.6%	3.5%	3.5%

The following table summarizes the 10-year Treasury rate and the 30-year fixed mortgage rates:

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
10-year U.S. Treasury rate	3.9%	4.6%	3.8%	3.5%	3.9%
30-year fixed mortgage rate	6.6%	7.3%	6.7%	6.3%	6.4%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2023; however, uncertainty related to market volatility and inflationary pressures driving the federal funds rate to increase makes any estimates and assumptions as of December 31, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and the ongoing war and tensions in the Middle East and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of LIBOR, intended to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6- and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the ARRC identified the SOFR as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities and is based on directly observable U.S. Treasury-backed repurchase transactions.

Rithm Capital completed its transition from LIBOR to an alternative benchmark, mainly SOFR, in June 2023. We do not currently intend to amend our Series A, Series B or Series C to change the existing USD-LIBOR cessation fallback language.

OUR PORTFOLIO

Our portfolio, as of December 31, 2023, is composed of origination and servicing, our investment portfolio, mortgage loans receivable, and asset management, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023
Investments	$9,413,923	$13,743,465	$2,232,913	$226,486	$—	$25,616,787
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	37,805	8,156	—	385,620
Other assets	3,489,171	3,083,967	113,055	1,183,646	20,483	7,890,322
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$13,671,626	$17,418,708	$2,498,132	$1,694,954	$28,365	$35,311,785
Debt	$6,920,310	$14,180,827	$1,856,006	$455,512	$546,818	$23,959,473
Other liabilities	3,224,989	223,266	23,979	565,919	213,121	4,251,274
Total liabilities	10,145,299	14,404,093	1,879,985	1,021,431	759,939	28,210,747
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446
December 31, 2022
Investments	$9,371,435	$12,993,131	$2,064,028	$—	$—	$24,428,594
Debt	$6,660,484	$12,962,616	$1,733,579	$—	$545,056	$21,901,735

Origination and Servicing

Our origination and servicing business operates within our Mortgage Company. We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, provide refinance opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, and Non-Agency and non-QM loans through our SMART Loan Series. Our non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans.

Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. SMS, our special servicing division, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of December 31, 2023, the performing loan servicing division serviced $445.8 billion UPB of loans and SMS serviced $122.2 billion UPB of loans, for a total servicing portfolio of $568.0 billion UPB, representing a 12.8% increase from December 31, 2022. The increase was primarily attributable to servicing transfer from third-party subservicers and loan production, partially offset by scheduled and voluntary prepayment loan activity.

We generate revenue through sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Direct to Consumer being the highest. We sell conforming loans to the GSEs and Ginnie Mae and securitize Non-QM residential loans. We utilize warehouse financing to fund loans at origination through the sale date.

Included in our Origination segment are the financial results of two of our services businesses, eStreet and Avenue 365. eStreet offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to our Mortgage Company.

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB for the Year Ended December 31,				Increase (Decrease)
(in millions)	2023	% of Total	2022	% of Total	Amount	%
Production by Channel
Direct to Consumer	$1,956	5%	$8,263	12%	$(6,307)	(76)%
Retail / Joint Venture	6,130	17%	19,037	28%	(12,907)	(68)%
Wholesale	4,795	13%	11,000	16%	(6,205)	(56)%
Correspondent	24,012	65%	29,308	44%	(5,296)	(18)%
Total Production by Channel	$36,893	100%	$67,608	100%	$(30,715)	(45)%

Production by Product
Agency	$19,962	55%	38,937	58%	(18,975)	(49)%
Government	15,677	42%	24,810	37%	(9,133)	(37)%
Non-QM	546	1%	1,356	1%	(810)	(60)%
Non-Agency	227	1%	1,902	3%	(1,675)	(88)%
Other	481	1%	603	1%	(122)	(20)%
Total Production by Product	$36,893	100%	$67,608	100%	$(30,715)	(45)%

% Purchase	87%		70%
% Refinance	13%		30%

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	Amount	%
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$483,491	$1,039,939	$(556,448)	(53.5)%

Pull through adjusted lock volume	$36,892,922	$61,138,009	$(24,245,087)	(39.7)%

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.99%	3.70%
Retail / Joint Venture	3.52%	3.29%
Wholesale	1.35%	1.08%
Correspondent	0.47%	0.31%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.31%	1.70%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of loans held-for-sale and economic hedging gains and losses.
(B)Includes loan origination fees of $0.4 billion and $0.6 billion for the years ended December 31, 2023 and 2022, respectively.
(C)Represents Gain on originated residential mortgage loans, held-for-sale, net of the Origination segment (See Note 4 and Note 9 to our Consolidated Financial Statements).
(D)Excludes MSR revenue on recaptured loan volume delivered back to NRM.

Total Gain on originated residential mortgage loans, held-for-sale, net decreased $556.4 million to $483.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. During 2023, gain on sale margin continued to revert to historical levels largely driven by weakening demand for loans amid excess industry capacity due to an escalating interest rate environment weighing on the residential real estate market.

Gain on sale margin for the year ended December 31, 2023 was 1.31%, 39 bps lower than 1.70% for the prior year. The lower gain on sale margin for 2023 was driven by channel mix—funded loan production in our lower margin Correspondent channel outpaced production in higher margin channels. For the year ended December 31, 2023, loan origination volume was

$36.9 billion, down from $67.6 billion in the prior year. During 2023, 13% of all funded origination volume was refinance, down from 30% in 2022. Similar trends were noted industry-wide; as of December 2023, the MBA estimated total U.S. origination volume for 2023 was $1.6 trillion, down 25% from an estimated $2.2 trillion in 2022. Furthermore, the MBA estimated that 19% of 2023 activity was related to refinance volume, a decline from 30% in 2022.

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). The Mortgage Company subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(in millions)	2023	2022	Amount	%
Performing servicing
MSR-owned assets	$444,057	$391,284	$52,773	13.5%
Residential whole loans	1,781	1,932	(151)	(7.8)%
Third-party	—	83	(83)	(100.0)%
Total performing servicing	445,838	393,299	52,539	13.4%

Special servicing
MSR-owned assets	$12,917	$10,613	$2,304	21.7%
Residential whole loans	6,738	6,698	40	0.6%
Third-party	102,500	92,953	9,547	10.3%
Total special servicing	122,155	110,264	11,891	10.8%
Total servicing portfolio	$567,993	$503,563	$64,430	12.8%

Agency servicing
MSR-owned assets	$325,708	$276,555	$49,153	17.8%
Third-party	8,698	9,286	(588)	(6.3)%
Total agency servicing	334,406	285,841	48,565	17.0%

Government-insured servicing
MSR-owned assets	$127,864	$120,733	$7,131	5.9%
Total government servicing	127,864	120,733	7,131	5.9%

Non-Agency (private label) servicing
MSR-owned assets	$3,402	$4,609	$(1,207)	(26.2)%
Residential whole loans	8,519	8,630	(111)	(1.3)%
Third-party	93,802	83,750	10,052	12.0%
Total Non-Agency (private label) servicing	105,723	96,989	8,734	9.0%
Total servicing portfolio	$567,993	$503,563	$64,430	12.8%

The table below summarizes base servicing fees and other fees for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2023	2022	Amount	%
Servicing fees
MSR-owned assets	$1,261,453	$1,122,508	$138,945	12.4%
Residential whole loans	9,159	11,354	(2,195)	(19.3)%
Third-party	92,110	92,589	(479)	(0.5)%
Total servicing fees	1,362,722	1,226,451	136,271	11.1%

Other fees
Incentive	49,316	63,213	(13,897)	(22.0)%
Ancillary	70,716	53,019	17,697	33.4%
Boarding	6,157	6,301	(144)	(2.3)%
Total other fees(A)	126,189	122,533	3,656	3.0%

Total servicing portfolio fees	$1,488,911	$1,348,984	$139,927	10.4%
(A)Includes other fees earned from third parties of $47.3 million and $39.5 million for the years ended December 31, 2023 and 2022, respectively.

MSRs and MSR Financing Receivables

Our servicing segment includes owned MSRs serviced by our Mortgage Company. As of December 31, 2023, 86.5% of the underlying UPB of the related mortgages is serviced by our Mortgage Company.

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

See Note 6 to our Consolidated Financial Statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2022 to December 31, 2023.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and public capital markets notes. These borrowings are primarily recourse debt and bear either fixed or variable interest rates, which are offered by the counterparty for the term of the notes for a specified margin over SOFR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis, and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 19 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

We are generally obligated to fund all future servicer advances related to the underlying pools of residential mortgage loans on our MSRs and MSR financing receivables. Generally, we will advance funds when the borrower fails to meet, including during forbearance periods, contractual payments (e.g., principal, interest, property taxes and insurance). We will also advance funds to maintain and to report to regulators foreclosed real estate properties on behalf of investors. Advances are recovered through claims to the related investor. Pursuant to our servicing agreements, we are obligated to make certain advances on residential mortgage loans to be in compliance with applicable requirements. In certain instances, the subservicer is required to reimburse us for any advances that were deemed non-recoverable or advances that were not made in accordance with the related servicing contract.

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear either fixed or variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over SOFR. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR financing receivables as of December 31, 2023.

(dollars in millions)	Current UPB	Weighted Average MSR (bps)		Carrying Value
GSE(A)	$351,642.3	27	bps	$5,333.0
Non-Agency(A)	48,928.6	46		678.9
Ginnie Mae	127,863.6	43		2,394.0
Total / Weighted Average	$528,434.5	33	bps	$8,405.9
(A)Includes GSE and Non-Agency MSRs of $25.9 billion and $45.5 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

The following tables summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of December 31, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE(A)	$5,333,013	$351,642,337	1,873,921	768	3.9%	274	59	1.2%	4.9%	4.9%	—%	2.8%
Non-Agency(A)	678,913	48,928,545	449,007	636	4.4%	284	214	9.5%	5.9%	3.9%	2.1%	—%
Ginnie Mae	2,394,012	127,863,627	540,968	700	3.8%	321	36	0.5%	4.3%	4.2%	0.1%	6.5%
Total	$8,405,938	$528,434,509	2,863,896	739	3.9%	286	68	1.8%	4.8%	4.6%	0.2%	3.4%
(A)Includes GSE and Non-Agency MSRs of $25.9 billion and $45.5 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(F)
GSE(G)	0.4%	0.2%	—%	0.1%
Non-Agency(G)	4.8%	6.3%	0.7%	2.3%
Ginnie Mae	2.0%	0.5%	—%	0.6%
Weighted Average	1.2%	0.8%	0.1%	0.4%
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
(G)Includes GSE and Non-Agency MSRs of $25.9 billion and $45.5 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

Investment Portfolio

MSRs and MSR Financing Receivables (Externally Serviced)

In addition to MSRs serviced by our Mortgage Company discussed in the previous section, we contract with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs and MSR financing receivables. Historically, we have contracted with Mr. Cooper, LoanCare, LLC (“LoanCare”), Flagstar Bank (“Flagstar”), PHH and Valon as subservicers. In 2023, we opted not to renew our subservicing agreements with Mr. Cooper, LoanCare and Flagstar and transferred servicing performed by Mr. Cooper, LoanCare and Flagstar to the Mortgage Company. As of December 31, 2023, no loans related to MSRs were subserviced by Mr. Cooper, LoanCare and Flagstar. As of December 31, 2023, third-party subservicers include PHH and Valon which subservice 8.6% and 4.9%, or $45.5 billion and $25.9 billion, of the underlying UPB of the related mortgages, respectively.

See Note 6 to our Consolidated Financial Statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2022 to December 31, 2023.

See Note 19 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

Excess MSRs

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$43.0	32	20	32.5% – 100%	$208.4
(A)The MSR is a weighted average as of December 31, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	$17.1	33	21	50.0%	66.7%	33.3%	$114.6
(A)The MSR is a weighted average as of December 31, 2023, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of December 31, 2023 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$208,385	$42,957,347	297,502	713	4.5%	239	164	5.9%	5.4%	0.6%	15.6%

Collateral Characteristics
Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
90+ Days(E)
1.1%	2.7%	0.8%	0.3%
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

The following table summarizes the collateral characteristics as of December 31, 2023 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average(F)	$114,552	$17,092,557	33.3%	171,376	725	4.6%	220	124	6.2%	5.8%	0.4%	21.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Total / Weighted Average(F)	0.5%	0.5%	0.1%	0.2%
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

Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan, including during forbearance periods, or (ii) to support the value of the collateral property. Servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the basic fee component of the related MSR.

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	December 31, 2023
	Amortized Cost Basis		Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$362,760	0	$376,881	$15,499,559	$320,630	2.1%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the year ended, December 31, 2023 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Year Ended December 31, 2023	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.2%	8.1	$8,049	$278,845	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

December 31, 2023
Principal and interest advances	$57,909
Escrow advances (taxes and insurance advances)	149,346
Foreclosure advances	113,375
Total	$320,630

Real Estate Securities

Agency RMBS and U.S. Treasury Bills

The following table summarizes our Agency RMBS and U.S. Treasury Bill portfolio as of December 31, 2023 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$8,590,260	$8,417,025	$121,771	$(5,666)	$8,533,130	44	8.2	5.1%	$8,152,469
Treasury Bills	$25,000	$24,553	N/A	N/A	$24,553	1	0.3	N/A	$—
(A)Carrying value equals fair value for Agency RMBS. U.S. Treasury Bills are held-to-maturity at amortized cost basis.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the year ended December 31, 2023:

Net Interest Spread(A)
Weighted Average Asset Yield	5.15%
Weighted Average Funding Cost	5.53%
Net Interest Spread	(0.38)%
(A)The Agency RMBS portfolio consists of 100.0% fixed-rate securities (based on amortized cost basis).

We largely employ our Agency RMBS and Treasury positions, or government-backed securities, as a hedge to our MSR portfolio and for REIT status. Our government-backed securities portfolio was $8.6 billion as of December 31, 2023. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged Agency RMBS with a carrying value of approximately $8.5 billion and $7.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS and U.S. Treasury Bills positions, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in accordance with risk retention regulations under the Dodd-Frank Act. As of December 31, 2023, 53.9% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$18,776,096	$970,757	$132,198	$(104,907)	$998,048	$610,190
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2023 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total / weighted average(A)	694	$18,775,857	$970,757	$997,408	8.6%	6.7	3.5%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total / weighted average(A)	10.4	0.6	6.5%	1.0%	0.6%
(A)Excludes other asset-backed securities including bonds backed by consumer loans.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended December 31, 2023.
(C)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $17.5 million and $1.0 million, respectively, for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three-month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the year ended December 31, 2023:

Net Interest Spread(A)
Weighted average asset yield	5.79%
Weighted average funding cost	7.62%
Net interest spread	(1.83)%
(A)The Non-Agency RMBS portfolio consists of 35.6% floating rate securities and 64.4% fixed-rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged Non-Agency RMBS with a carrying value of approximately $958.3 million and $946.2 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 19 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

See Note 8 to our Consolidated Financial Statements for additional information including a summary of activity related to real estate and other securities from December 31, 2022 to December 31, 2023.

Call Rights

We hold a limited right to cleanup call options with respect to certain securitization trusts (including securitizations we have issued) whereby, when the UPB of the underlying residential mortgage loans falls below a pre-determined threshold, we can generally purchase the underlying residential mortgage loans at par, plus unreimbursed servicer advances, resulting in the repayment of all of the outstanding securitization financing at par, in exchange for a fee of 0.75% of UPB paid to servicer (if applicable) at the time of exercise. The aggregate UPB of the underlying residential mortgage loans within these various securitization trusts is approximately $76.0 billion. For the year ended December 31, 2023, Rithm Capital executed no calls.

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

Residential Mortgage Loans

We have accumulated our residential mortgage loan portfolio through various bulk acquisitions and the execution of call rights. Additionally, through our Mortgage Company, we originate residential mortgage loans for sale and securitization to third parties.

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that, at the time of acquisition, it is likely the borrower will continue making payments in accordance with contractual terms. Purchased non-performing loans means that at the time of acquisition, the borrower will not likely make payments in accordance with contractual terms (i.e., credit-impaired). We account for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

As of December 31, 2023, we had approximately $3.0 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $1.9 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, loan origination through our Mortgage Company and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2023 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, held-for-investment, at fair value	$448,060	$379,044	8,328	8.1%	5.5

Acquired performing loans(B)	67,955	57,038	1,887	8.1%	5.9
Acquired non-performing loans(C)	26,381	21,839	326	8.5%	5.6
Total residential mortgage loans, held-for-sale, at lower of cost or fair value	$94,336	$78,877	2,213	8.2%	5.8

Acquired performing loans(B)(D)	423,644	400,603	1,972	5.7%	16.4
Acquired non-performing loans(C)(D)	220,962	204,950	1,135	4.6%	25.2
Originated loans	1,816,318	1,856,312	5,850	7.1%	29.4
Total residential mortgage loans, held-for-sale, at fair value	$2,460,924	$2,461,865	8,957	6.6%	26.8
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of December 31, 2023, we have placed all Non-Performing Loans, held-for-sale on non-accrual status, except as described in (D) below.
(D)Includes $224.5 million and $198.2 million UPB of Ginnie Mae EBO performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, LTV ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged residential mortgage loans with a carrying value of approximately $2.2 billion and $3.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 19 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

See Note 9 to our Consolidated Financial Statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2022 to December 31, 2023.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and those held by Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), as of December 31, 2023 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	3-Month Average CRR(B)	3-Month Average CDR(C)
SpringCastle	$260,102	43,451	18.2%	14.4%	229	44.4	1.6%	16.0%	4.3%
Marcus	$1,048,672	100,855	10.5%	—%	19	14.4	3.3%	20.1%	2.4%
Consumer Loans	$1,308,774	144,306	12.0%	2.9%	61	20.4	2.9%	19.3%	2.8%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

See Note 10 to our Consolidated Financial Statements for additional information including a summary of activity related to consumer loans from December 31, 2022 to December 31, 2023.

Single-Family Rental (SFR) Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high quality residents. As of December 31, 2023, our SFR portfolio consists of 3,888 properties with an aggregate carrying value of $1.0 billion, up from 3,731 units with an aggregate carrying value of $971.3 million as of December 31, 2022. During the years ended December 31, 2023 and 2022, we acquired 182 and 1,196 SFR units, respectively.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Additionally, we have acquired and are continuing to acquire additional homes through the purchase of communities and portions of communities built for renting from regional and national home builders. Our operating results are also impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

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

The following table summarizes certain key SFR property metrics as of December 31, 2023 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	96	2.5%	$18,473	1.8%	$192	94.8%	93.8%	96.8%	$1,542	1,578
Arizona	148	3.8%	58,768	5.9%	397	95.2%	95.2%	95.2%	2,048	1,528
Florida	837	21.5%	228,823	22.8%	273	95.1%	94.3%	94.3%	1,929	1,428
Georgia	756	19.4%	182,969	18.3%	242	93.1%	91.7%	92.5%	1,876	1,769
Indiana	120	3.1%	26,816	2.7%	223	99.2%	98.3%	98.3%	1,654	1,625
Mississippi	157	4.0%	31,676	3.2%	202	86.0%	82.8%	92.9%	1,707	1,652
Missouri	360	9.3%	73,303	7.3%	204	94.7%	94.4%	95.0%	1,587	1,407
Nevada	108	2.8%	36,637	3.7%	339	93.5%	92.6%	92.6%	1,881	1,457
North Carolina	445	11.4%	131,596	13.1%	296	97.3%	96.4%	96.6%	1,815	1,542
Oklahoma	52	1.3%	12,509	1.2%	241	98.1%	94.2%	94.2%	1,544	1,592
Tennessee	88	2.3%	29,949	3.0%	340	93.2%	93.2%	94.3%	1,981	1,500
Texas	719	18.5%	169,911	17.0%	236	76.5%	75.2%	91.9%	1,964	1,812
Other U.S.	2	0.1%	498	—%	249	100.0%	100.0%	100.0%	1,794	1,574
Total / Weighted Average	3,888	100.0%	$1,001,928	100.0%	$258	91.2%	90.1%	94.0%	$1,853	1,604

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 19 to our Consolidated Financial Statements for further information regarding financing of our SFR properties.

Investment Portfolio Businesses

Our investment portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our subsidiary Guardian, which is a national provider of field services and property management services, and Adoor, which is focused on the acquisition and management of our SFR properties.

Additionally, in the fourth quarter of 2023, we entered into a strategic partnership with Darwin to establish a new property management platform, APM. Our SFR properties are managed through an external property manager and APM.

Mortgage Loans Receivable

Through our wholly-owned subsidiary Genesis, we specialize in originating and managing a portfolio of primarily short-term business purpose mortgage loans to fund single-family and multi-family real estate developers with construction, renovation and bridge loans.

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 12.0% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2023, the average commitment size of our loans was $2.5 million, and the weighted average remaining term to contractual maturity of our loans was 12.4 months.

We receive loan origination fees, or “points” at an average of 1.0% of the total commitment at origination. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the year ended December 31, 2023 (dollars in thousands):

Loans acquired	$146,631
Loans originated	$2,138,895
Loans repaid(A)	$2,011,368
Number of loans acquired	315
Number of loans originated	1,088
UPB	$2,234,399
Total commitment	$2,922,886
Average total commitment	$2,975
Weighted average contractual interest(B)	10.5%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of December 31, 2023 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	371	27.0%	$1,577,547	54.0%	74.0% / 63.0%
Bridge	652	47.6%	1,020,508	34.9%	68.8%
Renovation	349	25.4%	324,831	11.1%	80.5%/ 68.6%
Total	1,372	100.0%	$2,922,886	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of December 31, 2023 (dollars in thousands):

	Number of Loans	% of Total	Total Commitment	% of Total
California	570	41.5%	$1,407,950	48.2%
Washington	99	7.2%	229,827	7.9%
Florida	133	9.7%	213,544	7.3%
New York	41	3.0%	188,658	6.5%
Colorado	45	3.3%	145,119	5.0%
Arizona	35	2.6%	136,669	4.7%
Virginia	16	1.2%	102,114	3.5%
Texas	77	5.6%	72,654	2.5%
Georgia	45	3.3%	71,549	2.4%
Illinois	16	1.2%	66,752	2.3%
Other U.S.	295	21.4%	288,050	9.7%
Total	1,372	100.0%	$2,922,886	100.0%

See Note 12 to our Consolidated Financial Statements for additional information, including a summary of activity related to mortgage loans receivable from December 31, 2022 to December 31, 2023.

Asset Management

Our asset management business primarily operates through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $32.8 billion in AUM as of December 31, 2023. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023.

AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the funds, (ii) uncalled capital commitments, (iii) total capital commitments for certain real estate funds and (iv) par value of CLOs.

AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. Our calculation of AUM may differ from the calculations of other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers. Our calculations of AUM are not based on any definition set forth in the governing documents of the investment funds and are not calculated pursuant to any regulatory definitions.

Growth in fee paying AUM in Sculptor’s funds and positive investment performance of Sculptor’s funds drive growth in our asset management fees and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

Management fees are generally calculated based on the AUM we manage. Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

Incentive income is generally based on the investment performance of funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where Sculptor is not entitled to incentive income until the investment performance exceed an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceeded, or a perpetual “high-water mark”, where any losses generated in a fund must be recouped before taking incentive income.

The asset management business generates its revenues primarily through management fees and incentive income, each as described above.

For the quarter ended December 31, 2023, since the Sculptor Acquisition, our asset management revenues were $82.7 million, driven primarily by management and incentive income. Our asset management expenses were $63.9 million in the fourth quarter of 2023, since the Sculptor Acquisition, driven primarily by amortization of intangibles related to the acquisition, compensation and benefits expense, and office and professional expenses.

Our asset management business retains and owns investments in the CLOs we manage in accordance with EU and UK risk retention regulations. As of December 31, 2023, substantially all of our CLO portfolio was related to bonds retained pursuant to these regulations. Through CLOs, we invest in performing credit including leveraged loans, high-yield bonds, private credit/bespoke financings, and investment grade credit.

The following table summarizes our CLO portfolio as of December 31, 2023 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Debt
			Gains	Losses
CLOs	$244,336	$223,634	$2,896	$(44)	$226,486	$216,836
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our CLO portfolio as of December 31, 2023 (dollars in thousands):

	CLO Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Weighted Average Coupon
Total / weighted average	88	$244,336	$223,634	$226,486	9.1	5.7%

The following table summarizes the net interest spread of our CLO portfolio for the year ended December 31, 2023:

Net Interest Spread(A)
Weighted average asset yield	6.12%
Weighted average funding cost	6.52%
Net interest spread	(0.40)%
(A)The CLO portfolio consists of 94.2% floating rate securities and 5.8% fixed-rate securities (based on amortized cost basis).

TAXES

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, we generally pay no federal, state or local income tax on income that is currently distributed to our stockholders if we distribute at least 90% of our taxable income each year.

We hold certain assets, including servicer advance investments and MSRs, in TRSs that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program and our servicing, origination, services and asset management businesses through TRSs.

As part of the Sculptor Acquisition, Rithm Capital acquired a net deferred tax asset of $305.0 million, primarily composed of net operating losses and tax deductible goodwill. As of December 31, 2023, Sculptor recorded a net deferred tax asset of $279.0 million, which is reported within other assets in the Consolidated Balance Sheets. As of December 31, 2023, Rithm Capital recorded a net deferred tax liability of $801.9 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets.

For the year ended December 31, 2023, we recognized deferred tax expense (benefit) of $116.3 million primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans, and swaps held within taxable entities, as well as income in our servicing and origination and asset management segments.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company’s accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. As disclosed in Note 2 to the Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our Consolidated Financial Statements are reasonable and supportable based on the information available as of December 31, 2023; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of December 31, 2023 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

MSRs and MSR Financing Receivables

Classification and valuation — An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities, as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 20 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

In certain cases, we have legally purchased MSRs or the right to the economic interest in MSRs; however, we determined that the respective purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, we have recorded an investment in MSR financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income and is grouped and presented as part of Servicing Revenue, Net in the Consolidated Statements of Operations. Additionally, we elected to measure MSR Financing Receivables at fair value, with changes in fair value flowing through Servicing Revenue, Net in the Consolidated Statements of Operations. In order to evaluate the reasonableness of our fair value determinations, similar to MSRs, we engage an independent valuation firm to separately measure the fair value of our MSR Financing Receivables.

Revenue and interest income recognition — We recognize income from investment in MSRs and MSR Financing Receivables as Servicing Revenue, Net which comprises (i) income from the MSRs, plus or minus (ii) the mark-to-market on the MSRs including change in fair value due to realization of cash flows.

Real Estate and Other Securities

Classification and valuation — Our securities portfolio primarily consists of Agency RMBS and Non-Agency residential and other securities. Agency RMBS are securities issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the GSEs, or an agency of the U.S. Government, such as Ginnie Mae. Non-Agency securities are not issued or guaranteed by the GSEs or Ginnie Mae and are therefore subject to credit risk. Securities investments are classified as either available-for-sale or accounted for under the fair value option. We determine the appropriate classification of our securities at the time they are acquired and evaluate the appropriateness of such classifications at each balance sheet date. If classified as available-for-sale, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income and are evaluated for allowance for credit loss in other income in the Consolidated Statements of Operations. If classified under the fair value option, changes in fair value are recorded as a component of realized and unrealized gains (losses), net in the Consolidated Statements of Operations.

We generally categorize Agency RMBS under Level 2 and Non-Agency residential and other securities as Level 3 of the GAAP hierarchy. We estimate the fair value of the majority of our securities based upon broker quotations, counterparty quotations or pricing service quotations. Pricing services generally develop their pricing based on transaction prices of recent trades for similar financial instruments, when available. When recent trades for similar financial instruments are not available, cash flow models or other pricing models are used. The significant inputs used in the valuation of our securities include the discount rate, prepayment rates, default rates and loss severities, as well as other variables.

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

Residential Mortgage Loans

Classification and valuation — Loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value is recorded as a component of realized and unrealized gains (losses), net in the Consolidated Statements of Operations. When we have the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held-for-investment. When we have the intent to sell loans, such loans are classified as held-for-sale.

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

For loans measured at the lower of cost or fair value, we account for any excess of cost over fair value as a valuation allowance and include changes in the valuation allowance in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Our ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 21. Variable Interest Entities.”

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes on income earned outside of our TRSs. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” Rithm Capital operates various business segments, including servicing, origination, asset management and portions of our investment portfolio, through TRSs that are subject to regular corporate income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our Consolidated Financial Statements.

Accounting Impact of Valuation Changes

Rithm Capital’s assets fall into three general categories as disclosed in the table below. These categories are:

Marked to Market Assets (“MTM Assets”) — Assets that are marked to market through the Consolidated Statements of Operations. Changes in the value of these assets (i) are recorded in the Consolidated Statement of Operations, as unrealized gains or losses that impact net income, and (ii) impact our Total Rithm Capital Stockholders’ Equity (net book value).

Other Comprehensive Income Assets (“OCI Assets”) — Assets that are marked to market through the Consolidated Statements of Comprehensive Income. Changes in the value of these assets (i) are recorded in the Consolidated Statements of Comprehensive Income as unrealized gains or losses, and therefore do not impact net income on the Consolidated Statement of Operations, and (ii) impact our Total Rithm Capital Stockholders’ Equity (net book value).

Cost Assets — Assets that are not marked to market. Changes in value of these assets do not impact net income in the Consolidated Statement of Operations nor do they impact our Total Rithm Capital Stockholders’ Equity (net book value).

An exception to these descriptions results from changes in value that represent impairment. Any such change (i) is recorded in the Consolidated Statements of Operations, as impairment that impacts net income, and (ii) impacts our Total Rithm Capital Stockholders’ Equity (net book value). In the case of residential mortgage loans, held-for-sale, at lower of cost or fair value, any reductions in value are considered impairment. Impairment on loans and REO, as well as securities, is subject to reversal if values subsequently increase.

All of Rithm Capital’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability and certain debt accounted for under the fair value option, are recorded at their amortized cost basis.

The table below summarizes Rithm Capital’s assets by category as of December 31, 2023:

MTM Assets	OCI Assets	Cost Assets
Real estate and other securities accounted for under the fair value option	Real estate and other securities, available-for-sale	Residential mortgage loans, held-for-sale, at lower of cost or fair value
Excess MSRs, equity method investees		U.S. Treasury Bills
MSRs and MSR financing receivables		SFR properties
Servicer advance investments		REO
Certain assets within Other assets, primarily derivatives and equity investments		Servicer advances receivable
Residential mortgage loans, held-for-sale at fair value		Trades receivable
Residential mortgage loans, held-for-investment, at fair value		Deferred taxes
Consumer loans		Other assets, except as described above
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

During the year ended December 31, 2023, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

In the fourth quarter of 2023, we acquired Sculptor. As a result of this acquisition, our revenues, specifically asset management revenues, and expenses include Sculptor from the date of acquisition, as well as include acquisition- and integration-related costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,860,255	$1,831,964	$28,291	1.5%
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978) and $(631,120), respectively)	(565,684)	727,334	(1,293,018)	(177.8)%
Servicing revenue, net	1,294,571	2,559,298	(1,264,727)	(49.4)%
Interest income	1,676,324	1,075,981	600,343	55.8%
Gain on originated residential mortgage loans, held-for-sale, net	508,434	1,086,232	(577,798)	(53.2)%
Other revenues	236,167	230,905	5,262	2.3%
	3,715,496	4,952,416	(1,236,920)	(25.0)%
Asset Management:
Asset management revenues	82,681	—	82,681	n/m
	3,798,177	4,952,416	(1,154,239)	(23.3)%
Expenses
Interest expense and warehouse line fees	1,421,254	791,001	630,253	79.7%
General and administrative	730,752	875,428	(144,676)	(16.5)%
Compensation and benefits	787,092	1,231,446	(444,354)	(36.1)%
Management fee to affiliate	—	46,174	(46,174)	n/m
Termination fee to affiliate	—	400,000	(400,000)	n/m
	2,939,098	3,344,049	(404,951)	(12.1)%
Other Income (Loss)
Realized and unrealized gains (losses), net	(37,236)	(200,181)	162,945	(81.4)%
Other income (loss), net	(69,010)	(145,385)	76,375	(52.5)%
	(106,246)	(345,566)	239,320	(69.3)%
Income Before Income Taxes	752,833	1,262,801	(592,649)	(46.9)%
Income tax expense	122,159	279,516	(157,357)	(56.3)%
Net Income	$630,674	$983,285	$(352,611)	(35.9)%
Noncontrolling interests in income of consolidated subsidiaries	8,417	28,766	(20,349)	(70.7)%
Dividends on preferred stock	89,579	89,726	(147)	(0.2)%
Net Income Attributable to Common Stockholders	$532,678	$864,793	$(332,115)	(38.4)%
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,735,958	$1,699,587	$36,371	2.1%
Ancillary and other fees	124,297	132,377	(8,080)	(6.1)%
Servicing fee revenue, net and fees	1,860,255	1,831,964	28,291	1.5%
Change in fair value due to:
Realization of cash flows	(518,978)	(631,120)	112,142	(17.8)%
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(46,706)	1,448,811	(1,495,517)	(103.2)%
Change in fair value of derivative instruments	—	(11,316)	11,316	n/m
Gain (loss) on settlement of derivative instruments	—	(79,041)	79,041	n/m
Servicing revenue, net	$1,294,571	$2,559,298	$(1,264,727)	(49.4)%
Percentage changes in the table above deemed “n/m” are not meaningful.

(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Changes in interest rates and prepayment rates	$206,970	$2,165,802	$(1,958,832)	(90.4)%
Changes in discount rates	11,122	(187,494)	198,616	(105.9)%
Changes in other factors	(264,798)	(529,497)	264,699	(50.0)%
Change in valuation and assumptions	$(46,706)	$1,448,811	$(1,495,517)	(103.2)%

The table below summarizes loan UPB by Servicing Portfolio of our Mortgage Company and third-party serviced MSRs and MSR financing receivables:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2023	2022	Amount	%
Performing Servicing	$445,838	$393,299	$52,539	13.4%
Special Servicing	122,155	110,264	11,891	10.8%
Total Servicing Portfolio	567,993	503,563	64,430	12.8%
Third-party serviced MSRs and MSR financing receivables	71,460	138,011	(66,551)	(48.2)%
Total	$639,453	$641,574	$(2,121)	(0.3)%

Servicing revenue, net decreased $1.3 billion, primarily driven by a $1.5 billion net change from increase in the fair value of our MSR portfolio to decrease in fair value during the year ended December 31, 2023. While interest rates were volatile throughout 2023, the forward interest curve at the beginning and end of year remained relatively unchanged, resulting in a $46.7 million, or approximately 0.5%, negative mark on our over $8.4 billion MSR value. The decrease was offset by (i) a $112.1 million decrease in realization of cash flows as a result of slower prepayments and (ii) a $90.4 million change in MSR hedge activity.

As of December 31, 2023, the performing loan servicing division serviced $445.8 billion UPB of loans and the special servicing division serviced $122.2 billion UPB of loans, including $102.5 billion UPB of third-party servicing, for a total servicing portfolio of $568.0 billion UPB, representing a 12.8% increase from December 31, 2022, contributing to the increase in servicing fee revenue. This increase was partially offset by sales of a portion of our MSRs “excess servicing strip” on agency loans with a total UPB of approximately $91.4 billion during the second and third quarters of 2023.

Interest Income

Interest income for the year ended December 31, 2023 increased $600.3 million, primarily driven by higher interest rates during 2023, including higher float income earned on custodial accounts associated with our MSRs and mortgage loans receivable, the addition of the Marcus loans and higher coupon Agency RMBS and residential mortgage loan portfolios.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net

The following table provides information regarding gain on originated residential mortgage loans, held-for-sale, net as a percentage of pull through adjusted lock volume, by channel:

	Year Ended December 31,
	2023	2022
Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.99%	3.70%
Retail / Joint Venture	3.52%	3.29%
Wholesale	1.35%	1.08%
Correspondent	0.47%	0.31%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.31%	1.70%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(in millions)	2023	% of Total	2022	% of Total	Amount	%
Production by Channel
Direct to Consumer	$1,956	5%	$8,263	12%	$(6,307)	(76.3)%
Retail / Joint Venture	6,130	17%	19,037	28%	(12,907)	(67.8)%
Wholesale	4,795	13%	11,000	16%	(6,205)	(56.4)%
Correspondent	24,012	66%	29,308	43%	(5,296)	(18.1)%
Total Production by Channel	$36,893	100%	$67,608	100%	$(30,715)	(45.4)%

Gain on originated residential mortgage loans, held-for-sale, net decreased $0.6 billion year over year, primarily driven by a reduction in the pull through adjusted lock volume attributable to an increase in interest rates during the year. For the year ended December 31, 2023, loan origination volume was $36.9 billion, down from $67.6 billion in the prior year. 13% of all funded origination volume during 2023 was refinance, down from 30% in 2022. Similar trends were noted industry-wide; as of December 2023, the MBA estimated total U.S. origination volume for 2023 was $1.6 trillion, down 25% from an estimated $2.2 trillion in 2022. Furthermore, 19% of 2023 activity was related to refinance volume, a decline from 30% in 2022.

During 2023, gain on sale margin continued to revert to historical levels largely driven by weakening demand for loans amid excess industry capacity due to a higher rate environment. Gain on sale margin for the year ended December 31, 2023 was 1.31%, 39 bps lower than 1.70% for the prior year. The lower gain on sale margin for 2023 was driven by channel mix—funded loan production in our lower margin Correspondent channel outpaced production in higher margin channels.

Other Revenues

Other revenues increased $5.3 million year over year, primarily attributable to increased rental revenues on our growing SFR business.

Asset Management Revenues

Asset management revenues of $82.7 million were attributable to the Sculptor Acquisition during the fourth quarter of 2023.

Interest Expense and Warehouse Line Fees

Interest expense increased $0.6 billion year over year, primarily attributable to the higher average interest rates in 2023, the acquisition of the Marcus loans during second quarter of 2023 and Agency RMBS purchases.

General and Administrative

General and administrative expenses consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Legal and professional	$103,795	$78,837	$24,958	31.7%
Loan origination	45,123	108,149	(63,026)	(58.3)%
Occupancy	55,883	116,526	(60,643)	(52.0)%
Subservicing	130,346	162,972	(32,626)	(20.0)%
Loan servicing	16,185	11,759	4,426	37.6%
Property and maintenance	97,582	93,689	3,893	4.2%
Other	281,838	303,496	(21,658)	(7.1)%
Total	$730,752	$875,428	$(144,676)	(16.5)%

General and administrative expenses decreased $144.7 million year over year, primarily attributable to (i) a decrease in loan origination and occupancy expense due to right-sizing of operations in view of lower loan production volume throughout the second half of 2022 and 2023 commensurate with the higher rate environment and (ii) a decrease in subservicing fees due to MSR servicing transfers from third-party subservicers to the Mortgage Company. As of December 31, 2023, 86.5% of the owned MSRs are serviced by the Mortgage Company, compared to 74.5% in the prior year. The decrease was partially offset by an increase in legal and professional fees primarily due to deal activity in 2023 related to the Sculptor Acquisition.

Compensation and Benefits

Compensation and benefits decreased $444.4 million year over year, primarily due to a lower overall average headcount of approximately 6,166 during the year ended December 31, 2023, compared to approximately 9,030 during the year ended December 31, 2022. The decrease was driven by right-sizing operations in view of lower loan production volume throughout the second half of 2022 and 2023 commensurate with the higher rate environment. This was partially offset by an increase in compensation expense associated with the Sculptor Acquisition.

Management Fee to Affiliate

Management fee to affiliate of $46.2 million in the prior year was attributable to the Internalization effective June 17, 2022. See Note 1 to our Consolidated Financial Statements for further information regarding the management fee to affiliate.

Termination Fee to Affiliate

The termination fee to affiliate of $400.0 million in the prior year was attributable to the Internalization effective June 17, 2022. See Note 1 to our Consolidated Financial Statements for further information regarding the management fee to affiliate.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Real estate and other securities	$39,362	$(1,499,418)	$1,538,780	(103)%
Residential mortgage loans and REO	19,861	(160,985)	180,846	(112.3)%
Derivative and hedging instruments	(54,342)	1,468,931	(1,523,273)	(103.7)%
Notes and bonds payable	(12,843)	45,792	(58,635)	(128.0)%
Other(A)	(29,274)	(54,501)	25,227	(46.3)%
Realized and unrealized gains (losses), net	(37,236)	(200,181)	162,945	(81.4)%
Other income (loss), net	(69,010)	(145,385)	76,375	(52.5)%
Total other income (loss)	$(106,246)	$(345,566)	$239,320	(69.3)%
Percentage changes in the table above deemed “n/m” are not meaningful.
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

Total other income (loss) was $106.2 million loss in 2023 compared to $345.6 million loss in the prior year. The decrease in loss year over year was primarily due to (i) a $1.7 billion increase in realized and unrealized gain on residential loans and real estate securities and (ii) a $63.3 million loss recognized during 2022, reflecting the write-off of our remaining interest in Covius Holdings Inc., partially offset by a $1.5 billion increase in loss on the associated economic hedges driven by moderating interest rates in 2023.

Income Tax Expense (Benefit)

Income tax expense decreased $157.4 million, of which $2.5 million and $154.9 million relate to current and deferred tax expense, respectively. The decrease in deferred tax expense was primarily driven by changes in the fair value of MSRs, loans and swaps held within taxable entities, offset by income generated by the origination and servicing and asset management business segments. Current tax expense is driven primarily by return to provision adjustments related to the Company’s 2022 tax filings.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code, we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at December 31, 2023 was $1.3 billion.

The Company intends to use a mix of existing cash and available liquidity on the balance sheet, as well as additional MSR and servicer advance financing to finance the Computershare Acquisition in the amount of $720 million, which management expects to close in the first quarter of 2024. See Note 1 to our Consolidated Financial Statements for further information regarding the Computershare Acquisition. In addition, at any given time, we may be evaluating or pursuing opportunities for acquisitions and dispositions of assets, financing transactions or other transactions to enhance our liquidity position. There can be no assurance if or when any such transactions will be completed, or the terms hereof.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and the Mortgage Company are subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of December 31, 2023, approximately $1.2 billion of available liquidity was held at NRM and the Mortgage Company, of which $0.7 billion were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and the Mortgage Company are expected to maintain compliance with applicable liquidity and net worth requirements.

On August 17, 2022, the FHFA and Ginnie Mae released updated capital and liquidity standards for loan sellers and servicers. In regard to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held-for-sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. Notwithstanding Ginnie Mae’s risk-based capital requirement, the updated standards became effective on September 30, 2023. As of December 31, 2023, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2023, we had outstanding secured financing agreements with an aggregate face amount of approximately $12.6 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.0 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

The use of TBA dollar roll transactions generally increases our funding diversification, expands our available pool of assets and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repurchase financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repurchase funded transactions offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as Part I, Item 1A. “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

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

Debt Obligations

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and debt obligations related to consolidated funds:

	December 31, 2023										December 31, 2022
							Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)		Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$1,940,295	$1,940,038	Jan-24 to Nov-25	6.8%	0.6		$2,201,857	$2,315,385	$2,235,311	21.5	$2,601,327
Warehouse Credit Facility- Mortgage Loans Receivable(E)	1,337,010	1,337,010	May-24 to Dec-25	8.2%	1.7		1,610,728	1,609,242	1,609,242	1.2	1,220,662
Agency RMBS or Treasuries(F)	8,152,469	8,152,469	Jan-24 to Jul-24	5.5%	0.2		8,588,624	8,415,294	8,566,211	8.2	6,821,788
Non-Agency RMBS(E)	610,189	610,189	Jan-24 to Oct-28	7.6%	0.8		15,285,491	932,248	958,292	6.1	609,282
SFR Properties(E)	20,534	20,534	Dec-24	8.2%	1.0		N/A	47,433	47,433	N/A	4,677
CLOs(G)	186,378	183,947	Jan-30 to Jul-35	6.4%	8.9		186,378	184,112	184,112	8.9	—
Commercial Notes Receivable	323,452	317,096	Dec-24	6.5%	0.9		429,240	364,977	364,977	N/A	—
Total Secured Financing Agreements	12,570,327	12,561,283		6.1%	0.6						11,257,736
Secured Notes and Bonds Payable
Excess MSRs(E)	181,522	181,522	Oct-25	8.7%	1.8		60,049,904	235,395	272,308	6.1	227,596
MSRs(H)	4,807,776	4,800,728	Dec-24 to Nov-27	7.5%	1.9		522,025,042	6,367,520	8,340,171	7.5	4,791,543
Servicer Advance Investments(I)	278,845	278,042	Mar-24 to Aug-24	7.5%	0.2		314,442	353,113	367,803	8.2	318,445
Servicer Advances(I)	2,254,515	2,254,369	Feb-24 to Sep-25	7.7%	0.4		2,856,680	2,760,250	2,760,250	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.4		649,978	651,948	652,059	29.2	769,988
Consumer Loans(K)	1,134,666	1,106,974	Jun-28 to Sep 37	7.0%	4.2		1,308,774	1,269,872	1,274,005	1.7	299,498
SFR Properties(L)	833,386	789,174	Mar-26 to Sep-27	4.1%	3.3		N/A	952,923	952,923	N/A	817,695
Mortgage Loans Receivable(M)	524,062	518,998	Jul 26 to Dec-26	5.7%	2.8		578,314	578,314	578,314	1.0	512,919
Secured Facility- Asset Management	75,000	69,121	Nov-25	8.8%	1.8		N/A	N/A	N/A	N/A	—
CLOs(G)	30,458	30,258	May-30 to Oct-34	7.1%	6.7		30,458	30,425	30,425	6.7	—
Total Secured Notes and Bonds Payable	10,770,230	10,679,186		7.1%	1.9	0					10,098,943
Liabilities of Consolidated Funds(N)
Consolidated funds(O)	222,250	218,157	May-37	5.0%	4.8		205,723	N/A	203,794	N/A	—
Total / Weighted Average	$23,562,807	$23,458,626		6.6%	1.2						$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $142.3 million of associated accrued interest payable as of December 31, 2023.
(D)Includes $233.9 million which bear interest at an average fixed rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)All SOFR-based floating interest rates.
(F)All repurchase agreements have a fixed rate. Collateral carrying value includes margin deposits.
(G)All SOFR or EURIBOR-based floating interest rate.
(H)Includes $3.8 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.7%; and $1.0 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt bearing interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to SOFR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $205.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million of Class B notes with a coupon of 2.7% and (ii) $871.2 million of debt collateralized by the Marcus loans bearing interest at the sum of SOFR plus a margin of 3.0%.
(L)Includes $833.4 million of fixed rate notes which bear interest ranging from 3.5% to 7.1%.
(M)Includes $238.1 million which bear interest at an average fixed rate of 4.6% with the remaining having SOFR-based floating interest rates.
(N)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 14).

(O)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 5.3%, $15.0 million UPB of Class C notes with a fixed coupon of 6.3% and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 21). Weighted average life is based off expected maturity.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, for which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $12.6 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2023
	Outstanding Balance at December 31, 2023	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$8,152,469	$8,395,162	$9,675,592	5.2%
Non-Agency RMBS	610,189	1,883,834	2,331,053	7.1%
Residential mortgage loans	1,552,331	1,858,204	2,683,396	6.6%
Mortgage loans receivable	86,325	408,636	713,604	7.3%
Secured Notes and Bonds Payable
MSRs	1,544,013	1,265,253	1,778,513	8.1%
Servicer advances	2,270,418	2,040,154	2,757,347	4.0%
Residential mortgage loans	650,000	669,726	750,000	6.4%
Total / weighted average	$14,865,745	$16,520,969	$20,689,505	5.6%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Secured Financing Agreements
Agency RMBS	$8,833,800	$9,130,197	$7,787,408	$7,514,693
Non-Agency RMBS	618,758	576,820	592,829	604,806
Residential mortgage loans and REO	1,280,958	2,063,804	2,062,667	1,751,530
Mortgage loans receivable	100,855	556,952	425,081	555,018
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On September 16, 2020, we, as issuer, completed a private offering of $550.0 million aggregate principal amount of our 2025 Senior Notes. Interest on the 2025 Senior Notes accrue at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

The 2025 Senior Notes mature on October 15, 2025. The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the notes in 2024 or thereafter at a fixed redemption price of 100%.

For additional information on our debt activities, see Note 19 to our Consolidated Financial Statements.

Maturities

Our debt obligations as of December 31, 2023, as summarized in Note 19 to our Consolidated Financial Statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2024	$3,726,128	$12,050,512	$15,776,640
2025	287,753	3,724,031	4,011,784
2026	—	1,595,894	1,595,894
2027	734,737	420,000	1,154,737
2028 and thereafter	1,573,752	—	1,573,752
	$6,322,370	$17,790,437	$24,112,807
(A)Includes secured financing agreements, secured notes and bonds payable, and unsecured notes net of issuance costs of $0.9 billion, $5.2 billion, and $0.2 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, and unsecured notes net of issuance costs of $11.7 billion, $5.6 billion, and $0.5 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trades receivables and treasury securities) and Non-Agency RMBS repurchase agreements were 4.8% and 36.3%, respectively, and for residential mortgage loans was 13.2% during the year ended December 31, 2023.

Borrowing Capacity

The following table summarizes our borrowing capacity as of December 31, 2023 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans, mortgage loans receivable, SFR, and commercial notes receivable	$6,433,613	$2,200,908	$4,232,705
Loan origination	5,246,552	1,420,382	3,826,170
CLOs	320,810	186,378	134,432

Secured Notes and Bonds Payable
Excess MSRs	286,380	181,521	104,859
MSRs	5,997,814	4,807,776	1,190,038
Servicer advances	3,805,000	2,533,360	1,271,640
SFR	296,762	195,411	101,351
Consolidated funds	52,500	—	$52,500
	$22,439,431	$11,525,736	$10,913,695
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2023.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2023	2022	2023	2022	Issuance Discount	Carrying Value(B)	2023	2022	2021
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	$155,002	3.15%	$149,822	$1.88	$1.88	$1.88
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	$281,518	3.15%	272,654	1.78	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	$397,584	3.15%	385,289	1.59	1.59	1.59
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	$465,000	3.15%	449,489	1.75	1.75	0.72
Total	51,964	51,964	$1,299,104	$1,299,104		$1,257,254	$7.00	$7.00	$5.97
(A)Each series has a liquidation preference of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

Our Series A, Series B, Series C and 7.00% Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series D”) rank senior to all classes or series of our common stock and to all other equity securities issued by us that expressly indicate are subordinated to the Series A, Series B, Series C and Series D with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up. Our Series A, Series B, Series C and Series D have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.

From and including the date of original issue, July 2, 2019, August 15, 2019, February 14, 2020 and September 17, 2021 but excluding August 15, 2024, August 15, 2024, February 15, 2025 and November 15, 2026, holders of shares of our Series A, Series B, Series C and Series D are entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125%, 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781, $1.594 and $1.750 per annum per share), respectively, and from and including August 15, 2024, August 15, 2024 and February 15, 2025, at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

The Series A and Series B will not be redeemable before August 15, 2024, the Series C will not be redeemable before February 15, 2025, and the Series D will not be redeemable before November 15, 2026, except under certain limited circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024, for the Series A and Series B, February 15, 2025 for the Series C and November 15, 2026 for the Series D, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A, Series B, Series C and Series D in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

We may from time to time seek to repurchase our outstanding preferred stock, through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Additionally, in connection with the phase out of LIBOR that occurred in 2023, we do not currently intend to amend any of our Series A, Series B or Series C to change the existing USD-LIBOR cessation fallback language. Consequently, higher interest rates on dividends paid on our preferred stock that reset to floating rates would adversely affect our cash flows.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the year ended December 31, 2023 under the ATM Program.
In December 2022, Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. On February 5, 2024, our board of directors renewed the stock repurchase program, authorizing the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Exchange Act or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the year ended December 31, 2023, we did not repurchase any shares of our common stock or our preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The following table summarizes outstanding options as of December 31, 2023:

Held by our Former Manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

As of December 31, 2023, outstanding options had a weighted average exercise price of $13.26.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2022	January 2023	0.25
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25
December 31, 2023	January 2024	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	For the Year Ended December 31,
	2023	2022	Increase (Decrease)
Beginning of period — cash, cash equivalents and restricted cash	$1,617,634	$1,528,442	$89,192

Net cash provided by (used in) operating activities	1,101,554	6,874,063	(5,772,509)
Net cash provided by (used in) investing activities	252,518	198,253	54,265
Net cash provided by (used in) financing activities	(1,298,887)	(6,983,124)	5,684,237

Net increase (decrease) in cash, cash equivalents and restricted cash	55,185	89,192	(34,007)

End of period — cash, cash equivalents and restricted cash	$1,672,819	$1,617,634	$55,185

Operating Activities

Net cash provided by (used in) operating activities were approximately $1.1 billion and $6.9 billion for the years ended December 31, 2023 and 2022, respectively. Operating cash inflows for the year ended December 31, 2023 primarily consist of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consist of purchases of residential mortgage loans, held-for-sale, loan originations, compensation and benefits, general and administrative expenses and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $0.3 billion and $0.2 billion for the years ended December 31, 2023 and 2022, respectively. Investing activities primarily consist of cash paid for real estate securities, U.S. Treasury Bills, the funding of servicer advance investments net of principal repayments from servicer advance investments, MSRs, real estate securities, loans, consumer loans and net settlement of derivatives, proceeds from the sale of real estate securities, as well as the Sculptor Acquisition, net of cash acquired.

Financing Activities

Net cash provided by (used in) financing activities were approximately $(1.3) billion and $(7.0) billion for the years ended December 31, 2023 and 2022, respectively. Financing activities primarily consist of borrowings net of repayments under debt obligations, margin deposits net of returns, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.0 billion. As of December 31, 2023, there was $10.9 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our asset management business non-consolidated securitizations. The Company’s involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of December 31, 2023, our maximum exposure to loss of $821.3 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of December 31, 2023, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of December 31, 2023, we had the following material contractual obligations:

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

See Note 23 and Note 27 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2023, if any. As described in Note 23, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $176.6 million of unfunded and available revolving credit privileges as of December 31, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $591.5 million and $3.6 million, respectively, of additional advances on existing mortgage loans as of December 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market-based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk and credit risk. These risks are highly sensitive to many factors, including, but not limited to, governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.”

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

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows or our ability to pay a dividend, to the extent the related assets are expected to be held and continue to perform as expected, as their fair value is not relevant to their underlying cash flows. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in certain cases, our net income.

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase, which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Note 5 and Note 6 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease, which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on SOFR, which is subject to national, international and other regulatory guidance for reform. The interest rates on the CLO Investments Loans are variable based on SOFR or EURIBOR (subject to a floor of zero percent). The recent transition from LIBOR to SOFR involves operational risks, including but not limited to, reduced experience understanding and modeling SOFR-based assets and liabilities, which in turn increases the difficulty of investing, hedging and risk management.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates.

	Estimated Change in Book Value (in millions)(A)
Interest rate change (bps)	December 31, 2023	December 31, 2022
+50bps	+339.3	+403.4
+25bps	+171.2	+203.3
-25bps	-171.2	-203.3
-50bps	-347.4	-411.5
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon mortgage-backed securities and benchmark rates, including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit.

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)(A)
Mortgage basis change (bps)	December 31, 2023	December 31, 2022
+20bps	+31.2	+0.9
+10bps	+15.7	+0.6
-10bps	-15.7	-0.6
-20bps	-32	-1.8
(A)Amounts shown are pre-tax.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our MSRs, MSR financing receivables, Excess MSRs, servicer advance investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency RMBS, which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, and we do anticipate credit risk related to Non-Agency RMBS, residential mortgage loans and consumer loans.

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

For our MSRs, MSR financing receivables and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates, because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency RMBS and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

Market factors that could influence the degree of the impact of credit risk on our investments include (i) unemployment levels and the general economy, which impact borrowers’ ability to make payments on their loans, (ii) home prices, which impact the value of collateral underlying residential mortgage loans, (iii) the availability of credit, which impacts borrowers’ ability to refinance and (iv) other factors, all of which are beyond our control.

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. See Note 20 to our Consolidated Financial Statements for a sensitivity analysis for MSRs and MSR financing receivables.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

All schedules have been omitted because either the required information is included in the Company’s consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rithm Capital Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables
Description of the Matter
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSRs”) totaling $8,406 million as of December 31, 2023 as included in Note 6 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable assumptions. As included in Note 20 to the consolidated financial statements, MSRs are classified as Level 3 in the fair value hierarchy.

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

How We Addressed the Matter in Our Audit
We evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of MSRs. For example, we tested controls over management’s review of significant assumptions, including discount rates and prepayment speeds, against available market information. Additionally, we tested controls over management’s review of internally developed fair values in comparison to independent fair value ranges that management obtained from independent valuation firms to evaluate the reasonableness of the fair values developed by the Company. We also tested management’s controls over the completeness and accuracy of objective inputs used in the valuations.

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

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Rithm Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rithm Capital Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sculptor Capital Management, Inc., which is included in the 2023 consolidated financial statements of the Company and constituted 4.8% and 9.5% of total and net assets, respectively, as of December 31, 2023 and 2.3% and 0.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sculptor Capital Management, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 16, 2024

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023	2022
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	$8,405,938	$8,889,403
Real estate and other securities (includes $9,757,664 and 8,289,277 at fair value, respectively)	9,782,217	8,289,277
Residential loans, held-for-investment, at fair value	379,044	452,519
Residential mortgage loans, held-for-sale (includes $2,461,865 and $3,297,271 at fair value, respectively)(A)	2,540,742	3,398,298
Consumer loans held-for-investment, at fair value(A)	1,274,005	363,756
Single-family rental properties	1,001,928	971,313
Mortgage loans receivable, at fair value(A)	2,232,913	2,064,028
Residential mortgage loans subject to repurchase(B)	1,782,998	1,219,890
Cash and cash equivalents(A)	1,287,199	1,336,508
Restricted cash(A)	385,620	281,126
Servicer advances receivable	2,760,250	2,825,485
Receivable for investments sold	—	473,126
Other assets (includes $1,489,419 and $921,373 at fair value, respectively)(A)	3,478,931	1,914,607
	$35,311,785	$32,479,336
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$12,561,283	$11,257,736
Secured notes and bonds payable (includes $554,800 and $632,404 at fair value, respectively)(A)	10,679,186	10,098,943
Residential mortgage loan repurchase liability(B)	1,782,998	1,219,890
Unsecured notes, net of issuance costs	719,004	545,056
Payable for investments purchased	—	731,216
Dividends payable	135,897	129,760
Accrued expenses and other liabilities (includes $333,688 and $18,064 at fair value, respectively)(A)	2,332,379	1,486,667
	28,210,747	25,469,268
Commitments and Contingencies
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,226,239 and 473,715,100 issued and outstanding, respectively	4,833	4,739
Additional paid-in capital	6,074,322	6,062,019
Retained earnings (accumulated deficit)	(373,141)	(418,662)
Accumulated other comprehensive income	43,674	37,651
Total Rithm Capital stockholders’ equity	7,006,942	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries(A)	94,096	67,067
Total equity	7,101,038	7,010,068
	$35,311,785	$32,479,336
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital). As of December 31, 2023, and December 31, 2022, total assets of consolidated VIEs were $2.5 billion and $2.3 billion, respectively, and total liabilities of consolidated VIEs were $2.1 billion and $1.8 billion, respectively. See Note 21 for further details.
(B)See Note 6 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	1,860,255	1,831,964	1,559,554
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978), $(631,120) and $(1,192,646), respectively)	(565,684)	727,334	(577,763)
Servicing revenue, net	1,294,571	2,559,298	981,791
Interest income	1,676,324	1,075,981	810,896
Gain on originated residential mortgage loans, held-for-sale, net	508,434	1,086,232	1,826,909
Other revenues	236,167	230,905	165,480
	3,715,496	4,952,416	3,785,076
Asset Management
Asset management revenues	82,681	—	—
	3,798,177	4,952,416	3,785,076
Expenses
Interest expense and warehouse line fees	1,421,254	791,001	497,308
General and administrative	730,752	875,428	864,028
Compensation and benefits	787,092	1,231,446	1,159,810
Management fee to affiliate	—	46,174	95,926
Termination fee to affiliate	—	400,000	—
	2,939,098	3,344,049	2,617,072
Other income (loss)
Realized and unrealized gains (losses), net	(37,236)	(200,181)	(207,437)
Other income (loss), net	(69,010)	(145,385)	3,241
	(106,246)	(345,566)	(204,196)
Income (loss) before income taxes	752,833	1,262,801	963,808
Income tax expense	122,159	279,516	158,226
Net income (loss)	$630,674	$983,285	$805,582
Noncontrolling interests in income of consolidated subsidiaries	8,417	28,766	33,356
Dividends on preferred stock	89,579	89,726	66,744
Net income (loss) attributable to common stockholders	$532,678	$864,793	$705,482

Net income (loss) per share of common stock
Basic	$1.11	$1.84	$1.56
Diluted	$1.10	$1.80	$1.51
Weighted average number of shares of common stock outstanding
Basic	481,934,951	468,836,718	451,276,742
Diluted	483,716,715	481,636,125	467,665,006

Dividends declared per share of common stock	$1.00	$1.00	$0.90
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	December 31,
	2023	2022	2021
Net income (loss)	$630,674	$983,285	$805,582
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net	5,437	(52,602)	29,944
Reclassification of net realized (gain) loss on available-for-sale securities, net into net income	—	—	(5,388)
Cumulative translation adjustment	586	—	—
Comprehensive income (loss)	636,697	930,683	830,138
Comprehensive income (loss) attributable to noncontrolling interests	8,417	28,766	33,356
Dividends on preferred stock	89,579	89,726	66,744
Comprehensive income (loss) attributable to common stockholders	$538,701	$812,191	$730,038

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Cumulative adjustment for the adoption of (See Note 2)	—	—	—	—	—	—	—	—	—	—
2020 Warrants	—	—	—	—	—	—	—	—	—	0
Dividends declared on common stock, $1.00 per share	—	—	—	—	—	(483,192)	—	(483,192)	—	(483,192)
Dividends declared on preferred stock	—	—	—	—	—	(89,579)	—	(89,579)	—	(89,579)
Capital contributions	—	—	—	—	—	—	—	—	4,733	4,733
Capital distributions	—	—	—	—	—	—	—	—	(21,994)	(21,994)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	35,873	35,873
Director share grants and employee non-cash stock-based compensation	—	—	223,792	1	12,396	(3,965)	—	8,432	—	8,432
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	622,257	—	622,257	8,417	630,674
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	5,437	5,437	—	5,437
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	—	586	586	—	586
Total comprehensive income (loss)	—	—	—	—	—	—	—	628,280	8,417	636,697
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	$4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock, $1.00 per share	—	—	—	—	—	(470,413)	—	(470,413)	—	(470,413)
Dividends declared on preferred stock	—	—	—	—	—	(89,726)	—	(89,726)	—	(89,726)
Capital distributions	—	—	—	—	—	—	—	—	(27,047)	(27,047)
Repurchases of preferred stock	(245,878)	(5,227)	—	—	—	—	—	(5,227)	—	(5,227)
Cashless exercise of 2020 Warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Director share grants and employee non-cash stock-based compensation	—	—	98,487	1	2,417	—	—	2,418	—	2,418
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	954,519	—	954,519	28,766	983,285
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(52,602)	(52,602)	—	(52,602)
Total comprehensive income (loss)	—	—	—	—	—	—	—	901,917	28,766	930,683
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2021
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	33,610,000	812,992	414,744,518	4,148	$5,547,108	$(1,108,929)	$65,697	$5,321,016	$108,668	$5,429,684
Dividends declared on common stock, $0.90 per share	—	—	—	—	—	(409,595)	—	(409,595)	—	(409,595)
Dividends declared on preferred stock	—	—	—	—	—	(66,744)	—	(66,744)	—	(66,744)
Capital distributions	—	—	—	—	—	—	—	—	(55,600)	(55,600)
Issuance of common stock	—	—	51,903,346	519	512,902	—	—	513,421	—	513,421
Issuance of preferred stock	18,600,000	449,489	—	—	—	—	—	449,489	—	449,489
Purchase of non-controlling interest	—	—	—	—	(1,447)	—	—	(1,447)	(21,076)	(22,523)
Director share grants and employee non-cash stock-based compensation	—	—	110,402	2	1,108	—	—	1,110	—	1,110
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	772,226	—	772,226	33,356	805,582
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	29,944	29,944	—	29,944
Reclassification of realized (gain) loss on available-for-sale securities, net into net income	—	—	—	—	—	—	(5,388)	(5,388)	—	(5,388)
Total comprehensive income (loss)	—	—	—	—	—	—	—	796,782	33,356	830,138
Balance at December 31, 2021	52,210,000	$1,262,481	466,758,266	4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$630,674	$983,285	$805,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	843,878	(1,108,366)	(11,723)
Change in fair value of equity investments	28,407	13,265	(5,986)
Change in fair value of secured notes and bonds payable	17,155	(45,792)	(12,991)
(Gain) loss on settlement of investments, net	(820,238)	1,354,263	232,151
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(508,434)	(1,086,232)	(1,826,909)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(10,224)	(7,726)	(3,752)
Accretion and other amortization	(120,699)	(91,891)	(49,382)
Provision (reversal) for credit losses on securities, loans and REO	(478)	14,962	(47,744)
Non-cash portions of servicing revenue, net	618,005	(639,945)	577,763
Deferred tax provision	90,002	271,167	151,200
Mortgage loans originated and purchased for sale, net of fees	(39,817,843)	(76,420,262)	(130,737,605)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	40,420,708	83,313,008	132,834,967
Interest received from servicer advance investments, RMBS, loans and other	54,485	62,375	153,539
Changes in:
Servicer advances receivable, net	15,022	(36,695)	226,173
Other assets	(428,763)	405,469	939,953
Due to affiliates	—	(17,819)	8,369
Accrued expenses and other liabilities	89,897	(89,003)	(349,733)
Net cash provided by (used in) operating activities	1,101,554	6,874,063	2,883,872
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(324,783)	—	(1,173,171)
Maturity of U.S. Treasury Bills	1,030,000	—	—
Purchase of U.S. Treasury Bills	(998,148)	—	—
Purchase of servicer advance investments	(852,015)	(988,847)	(1,286,526)
Purchase of RMBS	(4,094,934)	(15,629,483)	(6,099,550)
U.S. Treasury Note short sales	1,765,360	—	—
Reverse repurchase agreements entered	(1,769,601)	—	—
Purchase of residential mortgage loans	—	(7,182)	—
Purchase of SFR properties, MSRs and other assets	(106,351)	(416,610)	(1,390,317)
Purchase of mortgage loans receivable	(146,631)	—	—
Draws on revolving consumer loans	(27,510)	(29,615)	(29,002)
Net settlement of derivatives and hedges	867,637	311,073	(182,971)
Return of investments in Excess MSRs	31,940	17,701	54,037
Principal repayments from servicer advance investments	880,861	1,033,326	1,382,344
Principal repayments from RMBS	693,546	1,091,538	2,330,850
Principal repayments from residential mortgage loans	47,735	85,836	119,841
Principal repayments from consumer loans	439,540	140,574	214,619
Proceeds from sale of MSRs and MSR financing receivables	705,300	10,698	62,971
Proceeds from sale of RMBS	2,087,419	14,565,043	8,238,974
Proceeds from sale of residential mortgage loans	—	—	9,922
Proceeds from sale of REO	23,153	14,201	54,232
Net cash provided by (used in) investing activities	252,518	198,253	2,306,253

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	December 31,
	2023	2022	2021
Cash Flows From Financing Activities
Repayments of secured financing agreements	(48,921,875)	(55,998,234)	(69,206,600)
Repayments of warehouse credit facilities	(41,096,041)	(83,793,352)	(130,744,991)
Net settlement of margin deposits under repurchase agreements and derivatives	(862,662)	1,460,458	249,367
Repayments of secured notes and bonds payable	(7,636,954)	(4,696,136)	(8,078,073)
Deferred financing fees	(7,364)	(11,062)	(8,385)
Dividends paid on common and preferred stock	(570,878)	(558,301)	(438,544)
Borrowings under secured financing agreements	50,079,186	54,385,892	64,749,425
Borrowings under warehouse credit facilities	41,065,479	76,069,417	129,899,057
Borrowings under secured notes and bonds payable	6,669,483	6,192,823	7,964,077
Issuance of common and preferred stock	—	—	962,910
Repurchase of common and preferred stock	—	(5,227)	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(17,261)	(27,047)	(78,123)
Payment of contingent consideration	—	(2,355)	(12,276)
Net cash provided by (used in) financing activities	(1,298,887)	(6,983,124)	(4,742,156)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	55,185	89,192	447,969

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	$1,617,634	$1,528,442	$1,080,473

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,672,819	$1,617,634	$1,528,442

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	1,361,090	734,232	505,978
Cash paid during the period for income taxes	6,524	4,012	23,506
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	140,984	139,170
Transfer from residential mortgage loans to REO and other assets	21,943	14,936	30,020
Real estate securities retained from loan securitizations	113,136	206,082	173,631
Residential mortgage loans subject to repurchase	1,782,998	1,219,890	1,787,314
Purchase of Agency RMBS, settled after quarter-end	—	731,216	—
Cashless exercise of 2020 warrants (par)	93	69
Seller financing in Genesis Capital LLC acquisition	—	—	1,256,279
Seller financing in Marcus loan acquisition	1,317,347	—	—
Seller financing in acquisition of notes receivable	323,452	—	—

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
1. BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” the “Company” or “we,” “our” and “us”) is a global asset manager focused on real estate, credit and financial services.

Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations in December 2011) and for the purpose of making real estate and financial related investments.

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. Effective June 17, 2022, Rithm Capital entered into an internalization agreement with the Former Manager, pursuant to which the Management Agreement was terminated and the Company internalized its management functions (such transactions, the “Internalization”). As a result of the Internalization, Rithm Capital operates as an internally managed Real Estate Investment Trust (“REIT”). In connection with the termination of the Management Agreement, the Company agreed to pay the Former Manager $400.0 million (subject to certain adjustments), which payments were completed by December 15, 2022.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rentals (“SFR”), title, appraisal and property preservation and maintenance businesses. Our strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor Capital Management, Inc. (“Sculptor”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We completed the Sculptor Acquisition (as defined below) on November 17, 2023.

As of December 31, 2023, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate.

Within our portfolio, we target complementary assets that generate stable long-term cash flows and employ conservative capital structures in an effort to generate returns across different interest rate environments. Our investment approach and capital allocation decisions combine a focus on asset selection, relative value and risk management, while taking into consideration available financing and other relevant macroeconomic factors. In our efforts to identify and invest in target assets, we compete with banks, other REITs, non-bank mortgage lenders and servicers, private equity firms, alternative assets managers, hedge funds and other large financial services companies. In the face of this competition, the experience of members of our management team and dedicated investment professionals provide us with a competitive advantage when pursuing attractive investment opportunities.

During 2023, our servicing and origination businesses operated through our wholly-owned subsidiaries Newrez and Caliber Home Loans Inc. (“Caliber”, and together with Newrez, the “Mortgage Company”). The integration of Caliber operations was completed in the fourth quarter of 2023 and as such all Mortgage Company operations are within Newrez as of December 31, 2023. Our residential mortgage origination business sources and originates loans through four distinct channels: Direct to Consumer, Retail, Wholesale and Correspondent. Additionally, our servicing platform complement our origination business and offer our subsidiaries and third-party clients performing and special servicing capabilities. We also operate additional real estate related businesses, including Avenue 365 Lender Services, LLC, our title company, and eStreet Appraisal Management LLC, our appraisal management company. Our real estate businesses also include Adoor LLC (“Adoor”), a wholly-owned subsidiary, which is focused on the acquisition and management of our SFR properties and Genesis, a lender for experienced developers and investors of residential real estate, which also supports our Adoor business. We also have investments in Guardian Asset Management (“Guardian”), a national provider of field services and property management services.

Rithm Capital, through its wholly-owned subsidiaries New Residential Mortgage LLC (“NRM”) and Newrez, is licensed or otherwise eligible to service residential mortgage loans in all states within the United States and the District of Columbia. NRM and the Mortgage Company are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “Government Sponsored Enterprises” or “GSEs”), and in the case of Newrez, Government National Mortgage

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Association (“Ginnie Mae”). Newrez is also eligible to perform servicing on behalf of other servicers (subservicing) and investors.

Newrez sells substantially all of the mortgage loans that it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the GSEs and Ginnie Mae. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture or Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines.

We seek to protect book value and the value of our assets by actively managing and hedging our portfolio. Diversification of our overall portfolio, including our portfolio assets and operating entities, and a variety of hedging strategies help contribute to book value stability. Both our portfolio composition (inclusive of long and short duration instruments and various operating businesses) and specific hedging instruments (including Agency mortgage-backed securities (“MBS”) to-be-announced forward contract positions (“TBAs”), interest rate swaps and others) are employed to mitigate book value volatility. We believe that the actions we have taken over the past number of years to diversify and grow our portfolio have allowed us to operate efficiently and perform dynamically across economic conditions.

We also seek to protect our assets and reduce the impact of prepayments on our mortgage servicing rights (“MSRs”) and Excess mortgage servicing right (“Excess MSR”) investments through own recapture efforts and agreements with our subservicers. Under our agreements with subservicers, Rithm Capital is generally entitled to the MSRs or a pro rata interest in the Excess MSRs on any initial or subsequent refinancing of loans relating to MSRs and Excess MSRs subserviced or serviced by PHH Mortgage Corporation (“PHH”), Mr. Cooper Group Inc. (“Mr. Cooper”), Valon Mortgage, Inc. (“Valon”), Specialized Loan Servicing LLC (“SLS”) or Shellpoint Mortgage Servicing.

Rithm Capital has elected and intends to qualify to be taxed as a REIT for United States of America (“U.S.”) federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 2 and Note 25 for additional information regarding Rithm Capital’s taxable REIT subsidiaries (“TRSs”).

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital acquired Sculptor on November 17, 2023 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto and as amended by Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement) (the “Sculptor Acquisition”). The purchase price of the Sculptor Acquisition is approximately $630.3 million (see Note 3).

Agreement to Acquire Computershare Mortgage Services Inc.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including SLS, for a purchase price of approximately $720 million (the “Computershare Acquisition”).

The Computershare Acquisition is targeted to close in the first quarter of 2024, subject to various approvals and customary closing conditions.

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

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, interest rates and inflationary pressures. There is no assurance that such conditions will not result in an overall decline in the fair value of many assets, including those in which the Company invests, and potential impairment of the carrying value of goodwill or other intangible assets. The ultimate duration and impact of the current economic environment remain uncertain.

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

Foreign Currency — The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar, as their operations are considered extensions of the U.S. parent’s operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Nonmonetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. As a result, no transaction gains or losses are recognized for nonmonetary assets and liabilities. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general and administrative on the Consolidated Statements of Operations. Unrealized gains and losses due to changes in exchange rates related to investments denominated in a currency other than an entity’s functional currency are reported as cumulative translation adjustment in the Consolidated Statements of Comprehensive Income.

The Company has a subsidiary acquired as part of the Sculptor Acquisition whose functional currency is the Euro, and the financial statements of such entity are translated into U.S. dollars using the exchange rates prevailing at the end of each reporting period, and the statement of operations of the entity is translated using the rate in effect on the date of any relevant transaction. Gains and losses arising from the translation of monetary assets and liabilities are recorded as a currency translation adjustment in the Consolidated Statements of Comprehensive Income and are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

Business Combinations and Assets Acquisitions — When the assets acquired and liabilities assumed constitute a business, then the acquisition is a business combination. If substantially all of the fair value of the gross asset acquired is concentrated in

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
a single identifiable asset or group of similar identifiable assets, the asset is not considered a business. Business combinations are accounted for under ASC 805, Business Combinations, using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

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

In circumstances where an entity does not have the characteristics of a VIE, it would be considered a voting interest entity (“VOE”). The Company would consolidate a VOE where the Company has a majority equity interest and has control over significant operating, financial and investing decisions of the entity.

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company will sometimes retain or acquire subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control - an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

From time to time, the Company may securitize mortgage loans it holds if such financing is available. Depending upon the structure of the securitization transaction, these transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a sale and the loans will be removed from the Consolidated Balance Sheets, or as a financing and the loans will remain on the Consolidated Balance Sheets. ASC 860-10 is a standard that may require the Company to exercise significant judgment in determining whether a transaction should be recorded as a sale or a financing.

For certain consolidated VIEs, Rithm Capital has elected to account for the assets and liabilities of these entities as collateralized financing entities (“CFE”). A CFE is a VIE that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance under GAAP for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity.

Excess MSRs — Excess MSRs refer to the excess servicing spread related to MSRs, whose underlying collateral is securitized in a trust. Upon acquisition, Rithm Capital has elected to record each of such investments at fair value. Rithm Capital elected to record its investments at fair value in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on Excess MSRs. Under this election, Rithm Capital records a valuation adjustment on its Excess MSRs on a quarterly basis to recognize the changes in fair value in net income. Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into earnings on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, Rithm Capital’s policy is to recognize interest income only on its Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded as change in realized and unrealized gains (losses), net on the Consolidated Statements of Operations. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields. Excess MSRs is grouped and presented as part of other assets on the Consolidated Balance Sheets.

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

In certain cases, Rithm Capital has legally purchased MSRs or the right to the economic interest in MSRs; however, Rithm Capital has determined that the purchase agreement would not be treated as a sale under GAAP. Therefore, rather than recording an investment in MSRs, Rithm Capital records an investment in MSR financing receivables. Income from this investment (net of subservicing fees) is recorded as interest income and is grouped and presented as part of servicing revenue, net in the Consolidated Statements of Operations. Additionally, Rithm Capital has elected to measure MSR financing receivables at fair value, with changes in fair value flowing through servicing revenue, net in the Consolidated Statements of Operations.

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

Changes to expected cash flows result in a cumulative retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates past actual and current estimated future cash flows to the initial investment. For periods in which cash flows are impacted by an independent factor where there is a change in effective interest rate during the period, the new yield is calculated retrospectively back to the change in effective interest rate during that period.

The difference between the fair value of servicer advance investments and their amortized cost basis is recorded as change in realized and unrealized gains (losses), net on the Consolidated Statements of Operations. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the servicer advance investments, and therefore may differ from their effective yields. Servicer advance investments is grouped and presented as part of other assets on the Consolidated Balance Sheets.

Real Estate and Other Securities — Agency RMBS and Non-Agency residential and other securities are classified as either available-for-sale or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. If classified as available-for-sale, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income. If classified under the fair value option, changes in fair value are recorded in the Consolidated Statements of Operations as a component of realized and unrealized gains (losses), net.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s real estate and other securities, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 20.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in net income.

There are several different accounting models that may be applicable for purposes of the recognition of interest income on securities depending on whether the security is designated as available-for-sale or fair value option.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following accounting models apply to securities classified as available-for-sale:

(i) Securities of high credit quality rated ‘AA’ or higher that, at the time of purchase, the Company expects to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment.

(ii) Non-Agency securities which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

For securities of high credit quality accounted for under (i) above, the Company recognizes interest income by applying the permitted “interest method,” whereby purchase premiums and discounts are amortized and accreted, respectively, as an adjustment to contractual interest income accrued at each security’s stated coupon rate. The interest method is applied at the individual security level based upon each security’s effective interest rate. The Company calculates each security’s effective interest rate at the time of purchase by solving for the discount rate that equates the present value of that security's remaining contractual cash flows (assuming no principal prepayments) to its purchase price. Because each security’s effective interest rate does not reflect an estimate of future prepayments, the Company refers to this manner of applying the interest method as the “contractual effective interest method.” When applying the contractual effective interest method to its investments in securities, as principal prepayments occur, a proportional amount of the unamortized premium or discount is recognized in interest income such that the contractual effective interest rate on the remaining security balance is unaffected.

For Non-Agency securities accounted for under (ii) above, the Company recognizes interest income by applying the required prospective level-yield methodology. Interest income under this methodology is impacted by management judgments around both the amount and timing of credit losses (defaults) and prepayments. Consequently, interest income on these Non-Agency securities is recognized based on the timing and amount of cash flows expected to be collected, as opposed to being based on contractual cash flows. These securities are generally purchased at a discount to the principal amount. At the original acquisition date, the Company estimates the timing and amount of cash flows expected to be collected and calculates the present value of those amounts to the Company’s purchase price. In each subsequent balance sheet date, the Company revises its estimates of the remaining timing and amount of cash flows expected to be collected. If there is a positive change in the amount and timing of future cash flows expected to be collected from the previous estimate, the effective interest rate in future accounting periods may increase resulting in an increase in the reported amount of interest income in future periods. A positive change in the amount and timing of future cash flows expected to be collected is considered to have occurred when the net present value of future cash flows expected to be collected has increased from the previous estimate. This can occur from a change in either the timing of when cash flows are expected to be collected (i.e., from changes in prepayment speeds or the timing of estimated defaults) or in the amount of cash flows expected to be collected (i.e., from reductions in estimates of future defaults). If there is a negative or adverse change in the amount and timing of future cash flows expected to be collected from the previous estimate and the security's fair value is below its amortized cost, an impairment loss equal to the adverse change in cash flows expected to be collected, discounted using the security's effective rate before impairment, is required to be recorded in current period earnings. Additionally, while the effective interest rate used to accrete interest income after an impairment has been recognized will generally be the same, the amount of interest income recorded in future periods will decline because of the reduced balance of the amortized cost basis of the investment to which such effective interest rate is applied.

The following accounting models apply to securities accounted for under the fair value option:

(iii) securities of high credit quality rated ‘AA’ or higher that, at the time of purchase, the Company expects to collect all contractual cash flows and the security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment.

(iv) Non-Agency securities which are not of high credit quality at the time of purchase or that can be contractually prepaid or otherwise settled in such a way that the Company would not recover substantially all of its recorded investment.

Interest income on securities accounted for in (iii) above is recognized based on the stated coupon rate and the outstanding principal amount. The original purchase premium or discount is not amortized or accreted as part of interest income but rather reflected as part of the security’s fair value.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Interest income on Non-Agency securities accounted for in (iv) above is recognized in accordance with the model described in (ii) above.

The Company evaluates its securities classified as available-for-sale on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis should be recognized in net income or other comprehensive income. The presence of an impairment is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. A security is considered to be impaired if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the full amount of impairment is recognized currently in net income and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the impairment is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Credit related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to net income, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The allowance for credit loss as well as adjustment to net income can be reversed for subsequent changes in the estimate of expected credit loss. Impairment has been classified within other income (loss) in the Consolidated Statements of Operations.

Residential Mortgage Loans and Consumer Loans — The Company's loan portfolio primarily consists of residential mortgage loans and consumer loans. The Company’s loans are classified as (i) held-for-investment at fair value, (ii) held-for-sale at fair value or (iii) held-for-sale at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the Consolidated Balance Sheets at fair value and the periodic changes in fair value are recorded as a component of gain on originated residential mortgage loans, held-for-sale, net and realized and unrealized gains (losses), net in the Consolidated Statements of Operations. When the Company has the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as held-for-investment. When the Company has the intent to sell loans, such loans are classified as held-for-sale.

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

For acquired residential mortgage loans measured at fair value, Rithm Capital reports the change in fair value within realized and unrealized gains (losses), net in the Consolidated Statements of Operations. Fair value is generally determined by discounting the expected future cash flows using inputs such as default rates, prepayment speeds and discount rates.

For loans measured at the lower of cost or fair value, the Company accounts for any excess of cost over fair value as a valuation allowance and includes changes in the valuation allowance in other income (loss) in the Consolidated Statements of Operations in the period in which the change occurs. Purchase price discounts or premiums are deferred in a contra loan account until the related loan is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

Interest income on mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans are reported in interest income in the Consolidated Statements of Operations. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when we reinstate the loan and there is no significant uncertainty as to collectability.

Rithm Capital elected to apply the fair value option for all consumer loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Gains (losses) from the change in fair value of consumer loans are recognized in realized and unrealized gains (losses), net in the Consolidated Statements of Operations. Interest income is recognized over the life of the loan using the effective interest method and is recorded on the accrual basis.

The Company’s residential mortgage loans and consumer loans are carried at fair value or the lower of cost or fair value. As a result, these loans are not subject to an allowance for credit losses under the current expected credit loss (“CECL”) impairment model.

A loan is determined to be past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Rithm Capital’s ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

Single-Family Rental (SFR) Properties, Net — Purchases of SFR properties are accounted for as asset acquisitions and recorded at their purchase price, which is allocated between land, building and improvements and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, payments made to cure tax, utility and homeowners’ association (“HOA”) fees, as well as other closing costs.

SFR properties are classified as held-for-investment and are carried at cost less accumulated depreciation expense and impairment. From time to time, the Company may identify SFR properties to be sold. If the Company identifies a property to be sold, depreciation on the property is ceased, the property is measured at the lower of its carrying amount or its fair value less estimated costs to sell and is presented separately from SFR properties classified as held-for-investment.

Costs to acquire, renovate and prepare SFR properties to be leased are capitalized as a component of each residential real estate property using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing the properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities and HOA fees. The capitalization period associated with renovation activities begins at the time that such activities commence and conclude at the time that an SFR property is available to be leased. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, while expenditures that improve or extend the life of a property, such as certain furniture and fixtures additions, are capitalized. The determination of which costs to capitalize requires judgment and can involve many factors with no one factor necessarily determinative. Expenditures for repairs and maintenance recognized immediately are included in general and administrative expenses in the Company’s Consolidated Statements of Operations.

Except for land, costs capitalized in connection with SFR property acquisitions are depreciated over their estimated useful lives on a straight-line basis generally over 40 years. The depreciation period commences once renovations are complete and the property is ready for its intended use. For those costs capitalized in connection with renovation activities and those capitalized on an ongoing basis, the average useful life is approximately 15 years.

SFR properties are continuously monitored to assess whether there have been any events or changes in circumstances indicating that the carrying amount may be impaired and not recoverable. Significant indicators of impairment may include, but are not limited to, declines in home values, rental rates and occupancy percentages, as well as significant changes in the economy. To the extent an event or change in circumstance is identified, an SFR property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount is adjusted to its estimated fair value. Impairment charges are included in other income (loss) in the Company’s Consolidated Statements of Operations.

Under ASC 842, Leases, an allowance for doubtful accounts for estimated losses is not permitted. Rather, when collectability is not deemed probable, the Company writes-off the tenant’s receivables and limits lease income to cash received.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Revenues associated with SFR properties consist of rents collected under lease agreements, net of any concessions and bad debt (including write-offs, credit reserves and uncollectible amounts) and other income, including tenant reimbursements for utilities and other charge-backs such as late fees and non-refundable deposits. Leases typically have a term of one to two years. Rental revenues are included in other revenues in the Company’s Consolidated Statements of operations.

In the fourth quarter of 2023, we entered into a strategic partnership with Darwin Homes, Inc. to establish a new property management platform, Adoor Property Management LLC (“APM”). Our SFR properties are managed through an external property manager and APM.

Property and Maintenance Revenue— Rithm Capital, through its wholly-owned subsidiary, Guardian, collects revenue from property management, inspections and repair services. These revenues are included in other revenues in the Company’s Consolidated Statements of operations. Revenues recognized are from fixed-price work orders created for services defined within contracts with the customer. In accordance with ASC 606, the Company recognizes revenue upon completion of the services as detailed in each work order.

Mortgage Loans Receivable — Rithm Capital, through its wholly-owned subsidiary Genesis, originates and manages a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

Rithm Capital elected to apply the fair value option for all mortgage loans receivable. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s Consolidated Balance Sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the CECL impairment model. Rithm Capital reports the change in the fair value within realized and unrealized gains (losses), net in the Consolidated Statements of Operations. Fair value approximates carrying value due to the short duration of the mortgage loans receivable.

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

Mortgage loans receivable can be placed in contractual default status for (i) an interest payment is more than 30 days past due or sooner, if collection is considered doubtful, (ii) a loan matures and the borrower fails to make payment of all amounts owed or extend the loan or (iii) the collateral becomes impaired in such a way that the ultimate collection of the loan receivable is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, the Company may place a current loan on non-accrual status and recognize interest income on a cash basis. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect in accordance with the terms of the loan.

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

Both interest and loan fee income earned on mortgage loans is reported in interest income in the Consolidated Statements of Operations.

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

Servicer Advances Receivable — Represents servicer advances due to Rithm Capital’s servicer subsidiaries, NRM and Newrez (Note 6). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into Servicing Revenue, Net on a straight-line basis over the estimated weighted average life of the advances.

Goodwill and Intangible Assets — Rithm Capital qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more likely than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more likely than not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. Rithm Capital did not recognize any impairment for the year ended December 31, 2023.

As a result of various acquisitions (see Note 3), Rithm Capital identified intangible assets in the form of management contracts, customer relationships, purchased technology, and trademarks / trade names. Rithm Capital recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in general and administrative expenses in Rithm Capital’s Consolidated Statements of Operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. Rithm Capital did not recognize any impairment for the year ended December 31, 2023.

Leases — Rithm Capital determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of Rithm Capital’s lease agreements do not provide an implicit rate. As a result, Rithm Capital used an incremental borrowing rate based on the information available as of the lease commencement dates, or as of the acquisition date, if applicable, in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
liability at lease inception when and if it is reasonably certain that Rithm Capital will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

Subrental income is recognized on a straight-line basis over the lease term and is included within other revenues in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the right-of-use lease asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis over the remaining lease term within general and administrative expenses in the Consolidated Statements of Operations.

Rithm Capital has certain lease agreements with non-lease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.

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

Certain activities of Rithm Capital are conducted through TRSs and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.

Secured Financing Agreements and Secured Notes and Bonds Payable — The Company finances the acquisition of certain assets within its investment portfolio using secured financing agreements, including repurchase agreements and warehouse credit facilities. Repurchase agreements and warehouse credit facilities are treated as collateralized financing transactions and carried at their contractual amounts, including accrued interest, as specified in the respective agreements. The carrying amount of the Company’s secured financing agreements and warehouse credit facilities approximates fair value. The Company pledges certain securities, loans or other assets as collateral under secured financing agreements and warehouse credit facilities with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. The amounts available to be borrowed under repurchase agreements and warehouse credit facilities are dependent upon the fair value of the securities, or loans pledged as collateral, which can fluctuate with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. The Company also finances the acquisition of certain assets within its investment portfolio using secured term notes and securitizations.

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps, swaptions, futures, interest rate caps and TBA securities to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as hedges for U.S. GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 20 of these consolidated financial statements.

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

Equity-Based Compensation — The Company grants equity-based compensation awards to certain employees and all directors in the form of restricted shares of common stock. The Company accounts for equity-based awards under ASC 718, Compensation — Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized as provided in the applicable award agreement (see Note 22). The fair value of the Company’s restricted stock awards (“RSA”) and time-based and performance-based restricted stock unit awards (“RSU” and “PSU” awards, respectively) are typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the awards’ remaining vesting periods. The fair value of the Company’s LTIP Profit Units (as defined below) is initially determined at the date of grant and is remeasured at each reporting period until settlement. Equity-based compensation expense is included in compensation and benefits expense on the Company’s Consolidated Statements of Operations. The Company has elected to account for forfeitures when they occur.

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Rithm Capital’s purposes, comprehensive income represents net income, as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on certain securities classified as available for sale and a cumulative translation adjustment.

Asset Management Revenue Recognition — Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of assets under management (“AUM”) at the beginning of the quarter. Management fees

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
are prorated for capital inflows and redemptions during the quarter. Management fees are recognized over the period during which the related services are performed. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

Sculptor considers management fees to be a form of variable consideration, as the amount earned each quarter may depend on various contingencies, such as the value of AUM, capital inflows and outflows during the period, or changes in committed or invested capital. Management fees, however, are generally recognized at the end of each reporting period and are not subject to clawback and, therefore, the value of the management fees Sculptor is entitled to receive at the end of each quarter is generally no longer subject to the constraint.

A portion of the management fees Sculptor earns from its collateralized loan obligations (“CLOs”) is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to Sculptor are redirected to pay principal and interest on the more senior obligations of the CLOs. In the event a CLO fails to satisfy one or more overcollateralization tests, Sculptor will stop recognizing management fees for the CLO until if and when the collateral tests are remedied and all fees are paid.

The Company, through Sculptor, earns incentive income based on the cumulative performance of the funds over a commitment period. Sculptor recognizes incentive income when it is probable that such income will not significantly reverse. Incentive income is considered variable consideration, the recognition of which is subject to the constraints. Incentive income is no longer constrained when it is probable that a significant reversal will not occur. Determining the amount of incentive income to record is subject to qualitative and quantitative factors including, where a fund is in its life-cycle, whether Sculptor has received or is entitled to receive incentive income distributions and potential sales of fund investments. Sculptor continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income. To the extent that distributions have been received, but for which the recognition of incentive income is not appropriate, Sculptor will recognize a liability for unearned incentive income.

The commitment period for certain of Sculptor’s AUM is for a period of one year on a calendar-year basis with incentive income recognized annually on December 31. Sculptor may also recognize incentive income related to fund investor redemptions at other times during the year, and on AUM subject to commitment periods that are longer than one year where the commitment period expires during the year. Sculptor may also recognize incentive income for tax distributions that Sculptor is entitled to that cover estimated tax obligations of Sculptor related to the management of certain funds, as such distributions are not subject to clawback once distributed to Sculptor.

Incentive income is generally based on the investment performance of its funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where Sculptor is not entitled to incentive income until the investment performance exceed an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceed, or a perpetual “high-water mark”, where any losses generated in a fund must be recouped before taking incentive income.

See Note 26 for additional information.

Recent Accounting Pronouncements — In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives and other contracts affected by reference rate reform. The standard was effective for all entities as of March 12, 2020 through December 31, 2022 and was able to be elected over time as reference rate reform activities occur. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The standard defers the expiration date of ASC 848 from December 31, 2022 to December 31, 2024. ASU 2022-06 became effective upon issuance. As of June 30, 2023, the Company has transitioned from LIBOR to an alternative benchmark. The Company's financing arrangements have provisions in place that provide for an alternative to LIBOR. In addition, the Company has amended terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. The Company does not currently intend to amend the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”), the 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) or

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) to change the existing USD-LIBOR cessation fallback language.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
3. BUSINESS ACQUISITIONS

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital completed the Sculptor Acquisition in November 2023 as part of its strategy to expand its asset management capabilities. Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of companies acquired:

2023
($ in millions)	Sculptor
Total Consideration(A)	$630.3

Assets
Real estate and other securities	$246.1
Cash and cash equivalents	267.5
Restricted cash	8.4
Other assets(B)	1,120.4
Total Assets Acquired	$1,642.4

Liabilities
Secured financing agreements	177.6
Secured notes and bonds payable	99.2
Accrued expenses and other liabilities	746.1
Total Liabilities Assumed	$1,022.9

Noncontrolling interest	$35.9

Net Assets	$583.6

Goodwill	$46.7
(A)The fair value of total consideration transferred included cash of $600.6 million and assumption of unvested shares of Sculptor stock of $29.7 million for a total consideration of $630.3 million.
(B)Includes $275.0 million of intangible assets in the form of management contracts. These intangibles are being amortized over a finite life of 10 years.

On November 17, 2023, Rithm Capital acquired all of the outstanding equity interests of Sculptor for a GAAP purchase price of approximately $630.3 million. Prior to the close of the transaction, on October 12, 2023, Rithm Capital purchased from Delaware Life Insurance Company (“DLIC”) warrants to purchase 4,338,015 shares of Sculptor class A common stock issued by Sculptor to DLIC in November 2020 at an exercise price of $7.95 per share. The warrant purchase price was $37.5 million, including additional amounts paid to DLIC in connection with the successful closing of the Sculptor Acquisition, and is considered a component of the Sculptor Acquisition purchase price.

Rithm Capital recognized goodwill of approximately $46.7 million related to the Sculptor Acquisition. The goodwill was primarily driven by the assembled workforce acquired with the Sculptor Acquisition. Purchased goodwill is expected to be

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
deductible for income tax purposes over 15 years. Rithm Capital will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred.

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete are related to intangible assets, other assets, deferred tax assets, other liabilities, and goodwill. The final acquisition accounting adjustments, including those resulting from conforming Sculptor’s accounting policies to those of Rithm Capital’s, could differ materially

The results of Sculptor’s operations have been included in the Company’s Consolidated Statements of Operations from November 17, 2023 through December 31, 2023 and represent $82.7 million of asset management revenues, $3.8 million of interest income and $1.0 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $32.9 million of Sculptor Acquisition-related costs that were expensed for the year ended December 31, 2023. These costs are grouped and presented within General and Administrative Expenses in the Consolidated Statements of Operations.

Intangible assets acquired consist of management agreements within Sculptor’s various funds categorized as management contracts. Rithm Capital amortizes finite-lived management contracts on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 10 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Management contracts	10	$275.0
Total identifiable intangible assets		$275.0

Unvested RSUs

As part of the change of control, the value of unvested RSUs held by Sculptor employees at the time of the Sculptor Acquisition was converted into a deferred cash plan payable, resulting in a $29.7 million liability of deferred cash compensation due to employees.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2023 and 2022 prepared as if the Sculptor Acquisition had been consummated on January 1, 2022:

	Year Ended December 31,
Pro Forma (in millions)	2023	2022
Revenues	$4,110.0	$5,371.4
Income (loss) before income taxes	591.1	1,223.2

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Sculptor Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Sculptor Acquisition occurred on January 1, 2022, the beginning of the earliest period presented.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Acquisition of Caliber Home Loans Inc. and Genesis Capital LLC

Rithm Capital completed the acquisitions of each of Caliber and Genesis in 2021 as part of its strategy to expand its origination, servicing and asset management capabilities. Rithm Capital accounted for these transactions using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

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

Acquisition of Caliber Home Loans Inc.

On August 23, 2021, Rithm Capital acquired all of the outstanding equity interests of Caliber, a leading mortgage originator and servicer and then-wholly-owned subsidiary of LSF Pickens Holdings, LLC, from LSF Pickens Holdings, LLC for a purchase price of $1.318 billion in cash.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

At acquisition, Rithm Capital recognized a bargain purchase gain of approximately $3.3 million and the amount is grouped and presented as part of Other Income in the Consolidated Statements of Operations. The bargain purchase gain was primarily driven by differences in Caliber’s projected net income versus actuals between the period of Caliber acquisition announcement and its closing. During the fourth quarter of 2021, the Company recognized a $2.7 million measurement period adjustment related to certain return to provision adjustments which increased the total bargain purchase gain to $6.0 million.

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

The results of Caliber’s operations have been included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021 from the date of the acquisition and represent $659.8 million of revenue and $25.9 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $9.6 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative Expenses in the Consolidated Statements of Operations.

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

During the year ended December 31, 2023, Caliber was integrated into Newrez and the majority of the MSR portfolio is serviced by the Mortgage Company as a result of servicing transfers.

Acquisition of Genesis Capital LLC

On December 20, 2021, Rithm Capital acquired 100% of the outstanding interest of Genesis, a leading mortgage loan lender, along with a related portfolio of loans, from affiliates of Goldman Sachs. Cash consideration for the Genesis acquisition totaled approximately $1.63 billion.

The Company recognized goodwill of approximately $55.7 million related to the Genesis acquisition, which primarily related to anticipated synergies, the value of the assembled workforce and intangible assets that do not qualify for separate recognition at the time of the acquisition. Goodwill is reflected within the Mortgage Loans Receivable reporting segment and the amount is grouped and presented as part of Other Assets on the Consolidated Balance Sheets. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. Rithm Capital will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances make it more likely than not that an impairment may have occurred.

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates.

The results of Genesis’s operations have been included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021 from the date of the acquisition and represent $4.2 million of revenue and $1.4 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $6.7 million of acquisition-related costs that were expensed for the year ended December 31, 2021. These costs are grouped and presented within General and Administrative expenses in the Consolidated Statements of Operations.

Intangible assets consist of customer relationships, trade name and license. Rithm Capital amortizes finite-lived customer relationships and trade name intangible assets on a straight-line basis over their respective useful lives. Rithm Capital has determined that the license has an indefinite useful life. The weighted average life of the total acquired identifiable intangible assets is 8.5 years. The following table presents the details of identifiable intangible assets acquired:

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

4. SEGMENT REPORTING

At December 31, 2023, Rithm Capital’s reportable segments included (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 19) and related interest expense.

In 2023, Rithm Capital reevaluated the composition and number of its reportable segments based on the significance of certain business activities to its operations and performance evaluation. Based on this reevaluation, the Company revised its presentation and composition of reportable segments. In conjunction with the Sculptor Acquisition (Note 3), the Company reevaluated portfolio management to reflect strategic growth as an asset manager, while maintaining its core business lines. The Asset Management segment is therefore added in 2023, to reflect operations of Sculptor. The Investment Portfolio consists of previously segregated segments (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments previously reflected within the Corporate segment. In addition, during the year ended December 31, 2023, Caliber was integrated into Newrez and the majority of the MSR portfolio is serviced by the Mortgage Company as a result of servicing transfers. To reflect the consolidation of assets and operations, the Mortgage Company is presented as one reportable segment within Origination and Servicing.

Segment information for prior periods have been restated to reflect these changes.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,488,911	$371,344	$—	$—	$—	$1,860,255
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978))	(310,444)	(255,240)	—	—	—	(565,684)
Servicing revenue, net	1,178,467	116,104	—	—	—	1,294,571
Interest income	533,944	896,661	241,931	3,788	—	1,676,324
Gain on originated residential mortgage loans, held-for-sale, net	495,940	12,494	—	—	—	508,434
Other investment portfolio revenues	—	236,167	—	—	—	236,167
Asset management revenues	—	—	—	82,681	—	82,681
Total revenues	2,208,351	1,261,426	241,931	86,469	—	3,798,177
Interest expense	460,780	795,727	125,836	2,727	36,184	1,421,254
G&A and other	944,112	333,293	62,358	63,870	114,211	1,517,844
Total operating expenses	1,404,892	1,129,020	188,194	66,597	150,395	2,939,098
Realized and unrealized gains (losses), net	273	(30,843)	(14,726)	8,060	—	(37,236)
Other income (loss), net	(19,950)	(29,465)	6,209	557	(26,361)	(69,010)
Total other income (loss)	(19,677)	(60,308)	(8,517)	8,617	(26,361)	(106,246)
Income (loss) before income taxes	783,782	72,098	45,220	28,489	(176,756)	752,833
Income tax (benefit) expense	107,617	(7,457)	(5,122)	27,121	—	122,159
Net income (loss)	$676,165	$79,555	$50,342	$1,368	$(176,756)	$630,674
Noncontrolling interests in income (loss) of consolidated subsidiaries	581	7,471	—	365	—	8,417
Dividends on preferred stock	—	—	—	—	89,579	89,579
Net income (loss) attributable to common stockholders	$675,584	$72,084	$50,342	$1,003	$(266,335)	$532,678

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023
Investments	$9,413,923	$13,743,465	$2,232,913	$226,486	$—	$25,616,787
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	37,805	8,156	—	385,620
Other assets	3,489,171	3,083,967	113,055	1,183,646	20,483	7,890,322
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$13,671,626	$17,418,708	$2,498,132	$1,694,954	$28,365	$35,311,785
Debt	$6,920,310	$14,180,827	$1,856,006	$455,512	$546,818	$23,959,473
Other liabilities	3,224,989	223,266	23,979	565,919	213,121	4,251,274
Total liabilities	10,145,299	14,404,093	1,879,985	1,021,431	759,939	28,210,747
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,348,984	$482,980	$—	$—	$—	$1,831,964
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120))	729,844	(2,510)	—	—	—	727,334
Servicing revenue, net	2,078,828	480,470	—	—	—	2,559,298
Interest income	326,634	582,590	166,479	—	278	1,075,981
Gain on originated residential mortgage loans, held-for-sale, net	1,127,282	(41,050)	—	—	—	1,086,232
Other investment portfolio revenues	—	230,905	—	—	—	230,905
Asset management revenues	—	—	—	—	—	—
Total revenues	3,532,744	1,252,915	166,479	—	278	4,952,416
Interest expense	325,056	365,211	64,188	—	36,546	791,001
G&A and other	1,638,989	352,407	64,277	—	497,375	2,553,048
Total operating expenses	1,964,045	717,618	128,465	—	533,921	3,344,049
Realized and unrealized gains (losses), net	(1,812)	(226,870)	28,434	—	67	(200,181)
Other income (loss), net	6,270	(144,728)	12,243	—	(19,170)	(145,385)
Total other income (loss)	4,458	(371,598)	40,677	—	(19,103)	(345,566)
Income (loss) before income taxes	1,573,157	163,699	78,691	—	(552,746)	1,262,801
Income tax (benefit) expense	327,318	35,378	(7,792)	—	(75,388)	279,516
Net income (loss)	$1,245,839	$128,321	$86,483	$—	$(477,358)	$983,285
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,716	26,050	—	—	—	28,766
Dividends on preferred stock	—	—	—	—	89,726	89,726
Net income (loss) attributable to common stockholders	$1,243,123	$102,271	$86,483	$—	$(567,084)	$864,793

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2022
Investments	$9,371,435	$12,993,131	$2,064,028	$—	$—	$24,428,594
Cash and cash equivalents	604,191	666,810	52,441	—	13,066	1,336,508
Restricted cash	161,249	94,508	25,369	—	—	281,126
Other assets	2,428,832	3,720,905	170,129	—	28,043	6,347,909
Goodwill	24,376	5,092	55,731	—	—	85,199
Total assets	$12,590,083	$17,480,446	$2,367,698	$—	$41,109	$32,479,336
Debt	$6,660,484	$12,962,616	$1,733,579	$—	$545,056	$21,901,735
Other liabilities	2,295,684	1,086,248	25,818	—	159,783	3,567,533
Total liabilities	8,956,168	14,048,864	1,759,397	—	704,839	25,469,268
Total equity	3,633,915	3,431,582	608,301	—	(663,730)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	54,630	—	—	—	67,067
Total Rithm Capital stockholders’ equity	$3,621,478	$3,376,952	$608,301	$—	$(663,730)	$6,943,001
Investments in equity method investees	$—	$96,210	$—	$—	$—	$96,210

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$950,962	$608,592	$—	$—	$—	$1,559,554
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646))	(306,259)	(271,504)	—	—	—	(577,763)
Servicing revenue, net	644,703	337,088	—	—	—	981,791
Interest income	208,682	597,995	4,219	—	—	810,896
Gain on originated residential mortgage loans, held-for-sale, net	1,806,127	20,782	—	—	—	1,826,909
Other investment portfolio revenues	—	165,480	—	—	—	165,480
Asset management revenues	—	—	—	—	—	—
Total revenues	2,659,512	1,121,345	4,219	—	—	3,785,076
Interest expense	219,088	241,068	1,000	—	36,152	497,308
G&A and other	1,534,266	464,201	1,802	—	119,495	2,119,764
Total operating expenses	1,753,354	705,269	2,802	—	155,647	2,617,072
Realized and unrealized gains (losses), net	(12,162)	(195,104)	—	—	(171)	(207,437)
Other income (loss), net	(10,484)	12,687	—	—	1,038	3,241
Total other income (loss)	(22,646)	(182,417)	—	—	867	(204,196)
Income (loss) before income taxes	883,512	233,659	1,417	—	(154,780)	963,808
Income tax (benefit) expense	133,117	25,109	—	—	—	158,226
Net income (loss)	$750,395	$208,550	$1,417	$—	$(154,780)	$805,582
Noncontrolling interests in income (loss) of consolidated subsidiaries	11,298	22,058	—	—	—	33,356
Dividends on preferred stock	—	—	—	—	66,744	66,744
Net income (loss) attributable to common stockholders	$739,097	$186,492	$1,417	$—	$(221,524)	$705,482

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
5. EXCESS MORTGAGE SERVICING RIGHTS

Excess MSRs assets include Rithm Capital’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs. Our investments in Excess MSR assets are included in Other assets on the Consolidated Balance Sheets.

The table below summarizes the components of Excess MSRs:

	Year Ended December 31,
	2023	2022
Direct investments in Excess MSRs	$208,385	$249,366
Excess MSR joint ventures	62,765	72,437
Excess mortgage servicing rights assets, at fair value	$271,150	$321,803

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Servicer
Total(A)
Balance as of December 31, 2021	259,198
Interest income	38,035
Other income	42
Proceeds from repayments	(43,950)
Proceeds from sales	(997)
Change in fair value	(2,962)
Balance as of December 31, 2022	249,366
Interest income	18,310
Other income	267
Proceeds from repayments	(41,552)
Proceeds from sales	(2,779)
Change in fair value	(15,227)
Balance as of December 31, 2023	$208,385
(A)Underlying loans serviced by Mr. Cooper and SLS.

Mr. Cooper or SLS, as applicable, as servicer performs all of the servicing and advancing functions on our Excess MSR assets and retains the ancillary income, servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital entered into a “recapture agreement” with respect to each of the direct Excess MSR investments serviced by Mr. Cooper and SLS. Under such arrangements, Rithm Capital is generally entitled to a pro rata interest in the Excess MSRs on any refinancing of a loan in the original portfolio.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare and certain affiliated companies, including SLS, for a purchase price of approximately $720 million (Note 1).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following summarizes direct investments in Excess MSRs:

December 31, 2023
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
	Rithm Capital(C)(D)	Former Manager-managed funds	Mr. Cooper
$42,957,347	32.5% – 100% (56.5%)	—% – 50.0%	—% – 35.0%	6.3	$181,721	$208,385

December 31, 2022
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
	Rithm Capital(C)(D)	Former Manager-managed funds	Mr. Cooper
$48,154,644	32.5% – 100.0% (56.5%)	—% – 50.0%	—% – 35.0%	6.3	$207,470	$249,366
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital is also invested in related servicer advance investments, including the basic fee component of the related MSR as of December 31, 2023 and 2022 (Note 7) on $15.5 billion and $17.0 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value of investments consist of the following:

	Year Ended December 31,
	2023	2022	2021
Original and Recaptured Pools	$(15,227)	$(2,962)	$(15,078)

As of December 31, 2023 and 2022, weighted average discount rates of 8.8% and 8.3%, respectively, were used to value Rithm Capital’s investments in Excess MSRs (directly and through equity method investees).

Excess MSR Joint Ventures

Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following tables summarize the financial results of the Excess MSR joint ventures, accounted for as equity method investees:

	December 31,
	2023	2022
Excess MSRs	$114,552	$135,356
Other assets	11,664	10,204
Other liabilities	(687)	(687)
Equity	$125,529	$144,873

Rithm Capital’s investment	$62,765	$72,437
Rithm Capital’s percentage ownership	50.0%	50.0%

	Year Ended December 31,
	2023	2022	2021
Interest income	$13,358	$15,157	$7,574
Other income (loss)	(8,296)	(12,073)	(3,906)
Expenses	(32)	(32)	(32)
Net income (loss)	$5,030	$3,052	$3,636

The following table summarizes the activity of investments in equity method investees:

	December 31,
	2023	2022
Balance at beginning of period	$72,437	$85,749
Distributions of earnings from equity method investees	(2,219)	—
Distributions of capital from equity method investees	(9,968)	(14,838)
Change in fair value of investments in equity method investees	2,515	1,526
Balance at end of period	$62,765	$72,437

The following is a summary of Excess MSR investments made through equity method investees:

	December 31, 2023
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and recaptured pools	$17,092,557	66.7%	50.0%	$94,443	$114,552	5.1

	December 31, 2022
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and recaptured pools	$19,299,726	66.7%	50.0%	$106,176	$135,356	5.1
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
6. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Total
Balance as of December 31, 2021	$6,858,803
Purchases, net(A)	(967)
Originations(B)	1,222,742
Proceeds from sales	(8,866)
Change in fair value due to:
Realization of cash flows(D)	(631,120)
Change in valuation inputs and assumptions	1,448,811
Balance as of December 31, 2022	$8,889,403
Originations(B)	786,655
Proceeds from sales(C)	(704,436)
Change in fair value due to:
Realization of cash flows(D)	(518,978)
Change in valuation inputs and assumptions	(46,706)
Balance as of December 31, 2023	$8,405,938
(A)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(B)Represents MSRs retained on the sale of originated residential mortgage loans.
(C)Relates primarily to excess servicing cash flows sold on certain agency loans with a total UPB of approximately $91.4 billion during the year ended December 31, 2023. In connection with these sales, the Company recorded a gain of approximately $5.2 million during the period, which is included within change in fair value of MSRs and MSR financing receivables in the Consolidated Statements of Operations.
(D)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Year Ended December 31,
	2023	2022	2021
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,735,958	$1,699,587	$1,446,509
Ancillary and other fees	124,297	132,377	113,045
Servicing fee revenue, net and fees	1,860,255	1,831,964	1,559,554
Change in fair value due to:
Realization of cash flows	(518,978)	(631,120)	(1,192,646)
Change in valuation inputs and assumptions, net of realized gains (losses)	(46,706)	1,448,811	680,088
Change in fair value of derivative instruments	—	(11,316)	(30,481)
Gain (loss) on settlement of derivative instruments	—	(79,041)	(34,724)
Servicing revenue, net	$1,294,571	$2,559,298	$981,791

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following is a summary of MSRs and MSR financing receivables by type as of December 31, 2023 and 2022:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
2023
Agency	$351,642,337	7.7	$5,333,013
Non-Agency	48,928,545	6.8	678,913
Ginnie Mae(C)	127,863,627	7.1	2,394,012
Total	$528,434,509	7.5	$8,405,938
2022
Agency	$364,879,106	7.2	$6,022,266
Non-Agency	53,881,903	4.9	794,459
Ginnie Mae(C)	121,136,315	6.7	2,072,678
Total / Weighted Average	$539,897,324	6.9	$8,889,403
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of December 31, 2023 and 2022, weighted average discount rates of 8.5% (range of 7.9% – 10.8%) and 8.3% (range of 7.6% – 9.8%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables, respectively.
(C)As of December 31, 2023 and 2022, Rithm Capital holds approximately $1.8 billion and $1.2 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through its wholly-owned subsidiaries as approved issuers of Ginnie Mae MBS, originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Rithm Capital is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether the Company intends to repurchase the loans. As of December 31, 2023 and 2022, Rithm Capital holds approximately $1.8 billion and $1.2 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of December 31, 2023 and 2022, Rithm Capital holds approximately $0.4 billion and $0.8 billion, respectively, of repurchased residential mortgage loans on its Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”) and Rithm Capital entered into an agreement in which both parties agreed to undertake certain actions to facilitate the transfer from Ocwen to Rithm Capital of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate UPB of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Ocwen and Rithm Capital concurrently entered into a subservicing agreement pursuant to which Ocwen agreed to subservice the mortgage loans related to the MSRs that were transferred to Rithm Capital.

In January 2018, Ocwen sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion. PHH (as successor by merger to Ocwen) will continue to service the residential mortgage loans related to the MSRs until any necessary third-party consents to transferring the MSRs are obtained and all other conditions to transferring the MSRs are satisfied.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
With respect to the Rights to MSRs sold and transferred to NRM and Newrez, consents and all other conditions to transfer have been received with respect to approximately $66.7 billion UPB of underlying loans. Although legally sold and entitled to the economics of the transfer, as of December 31, 2023 and 2022, with respect to MSRs representing approximately $11.4 billion and $12.4 billion UPB of underlying loans, respectively, it was determined for accounting purposes that substantially all of the risks and rewards inherent in owning the MSRs had not been transferred to Newrez and therefore are not treated as a sale under GAAP and are classified as MSR financing receivables.

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2023	December 31, 2022
California	17.1%	17.4%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.8%	5.9%
New Jersey	4.3%	4.4%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.4%
Georgia	3.0%	2.9%
Other U.S.	38.7%	38.2%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

The Mortgage Company performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized on Rithm Capital’s Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of December 31, 2023 and 2022 was $102.5 billion and $93.0 billion, respectively. Rithm Capital earned servicing revenue of $139.4 million and $132.1 million for the years ended December 31, 2023 and 2022, respectively, related to unaffiliated subserviced loans which is included within Servicing Revenue, Net in the Consolidated Statements of Operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recorded as Subservicing Expense and reflected as part of General and Administrative expenses in Rithm Capital’s Consolidated Statements of Operations. As of December 31, 2023, these subservicers include PHH and Valon, which subservice 8.6% and 4.9%, respectively, of the MSRs owned by Rithm Capital. The remaining 86.5% of the owned MSRs are serviced by the Mortgage Company (Note 1).

During the year ended December 31, 2023, Rithm Capital opted not to renew our subservicing agreements with Mr. Cooper, LoanCare, LLC (“LoanCare”) and Flagstar Bank (“Flagstar”) and transferred servicing performed by Mr. Cooper, LoanCare and Flagstar to the Mortgage Company. As of December 31, 2023, no loans in relation to owned MSRs were subserviced by Mr. Cooper, LoanCare and Flagstar.

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

The table below summarizes the type of advances included in the servicer advances receivable:

	December 31,
	2023	2022
Principal and interest advances	$616,801	$664,495
Escrow advances (taxes and insurance advances)	1,442,697	1,426,409
Foreclosure advances	767,171	754,073
Total(A)(B)(C)	$2,826,669	$2,844,977
(A)Includes $585.0 million and $526.5 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $405.6 million and $261.8 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Excludes $66.4 million and $19.5 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., “top of the waterfall”) and Rithm Capital is generally entitled to repayment from respective loan or REO liquidation proceeds before any interest or principal is paid on the bonds that were issued by the trust. In the majority of cases, advances in excess of respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has reserved $93.7 million, or 3.3%, and $65.4 million, or 2.3%, for expected non-recovery of advances as of December 31, 2023 and 2022, respectively.

The following table summarizes servicer advances reserve:

Balance as of December 31, 2021	$32,122
Provision	48,392
Write-offs	(15,086)
Balance as of December 31, 2022	$65,428
Provision	63,016
Write-offs	(34,763)
Balance as of December 31, 2023	$93,681

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

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Advance Purchaser”), a joint venture entity, and owns an approximately 89.3% interest in Advance Purchaser as of December 31, 2023

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
and December 31, 2022. Advance Purchaser was established in December 2013 for the purpose of investing in residential mortgage related advances. As of December 31, 2023, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments; however, Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

Our servicer advance investments are held at fair value and are included in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
December 31, 2023
Servicer advance investments	$362,760	$376,881	6.2%	6.6%	8.1
December 31, 2022
Servicer advance investments	$392,749	$398,820	5.7%	5.6%	8.4
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
December 31, 2023
Servicer advance investments(D)	$15,499,559	$320,630	2.1%	$278,845	84.1%	81.9%	7.5%	6.9%
December 31, 2022
Servicer advance investments(D)	$17,033,753	$341,628	2.0%	$319,276	90.2%	88.3%	6.5%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	December 31,
	2023	2022
Principal and interest advances	$57,909	$66,892
Escrow advances (taxes and insurance advances)	149,346	155,438
Foreclosure advances	113,375	119,298
Total	$320,630	$341,628

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
8. REAL ESTATE AND OTHER SECURITIES

“Agency” RMBS are RMBS issued by the GSEs or Ginnie Mae. “Non-Agency” RMBS and other securities are issued by either public trusts or private label securitization entities.

The following table summarizes real estate and other securities by designation:

	December 31, 2023
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)
Securities designated as available for sale (“AFS”):
Agency(D)	$74,639	$—	$—	$65,496	1	3.5%	3.5%	10.8
Non-Agency(E)(F)	2,477,170	68,624	(24,488)	363,157	331	3.5%	3.9%	5.4
Securities measured at fair value through net income (“FVO”):
Agency(D)	8,515,621	121,771	(5,666)	8,467,634	43	5.2%	5.2%	8.2
Non-Agency(E)(F)	16,543,262	66,470	(80,463)	861,377	452	3.5%	6.5%	7.8
Total / Weighted Average	$27,610,692	$256,865	$(110,617)	$9,757,664	827	5.0%	5.2%	8.1

	December 31, 2022
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)
RMBS designated as AFS:
Agency(D)	$80,261	$—	$—	$73,439	1	3.5%	3.5%	8.9
Non-Agency(E)(F)	2,631,852	72,354	(33,684)	397,076	333	3.5%	3.5%	6.4
RMBS measured at FVO:
Agency(D)	7,383,261	91,770	(43,826)	7,264,978	35	5.0%	5.0%	8.6
Non-Agency(E)(F)	15,275,560	56,213	(91,369)	553,784	341	2.7%	4.8%	7.5
Total / Weighted Average	$25,370,934	$220,337	$(168,879)	$8,289,277	710	4.8%	4.9%	8.4
(A)Fair value is equal to the carrying value for all securities. See Note 20 regarding the fair value measurements.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $30.5 million and $1.0 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)The total outstanding face amount was $8.6 billion and $7.5 billion for fixed rate securities as of December 31, 2023 and 2022, respectively.
(E)The total outstanding face amount was $7.8 billion (including $6.9 billion of residual and fair value option notional amount) and $8.4 billion (including $7.5 billion of residual and fair value option notional amount) for fixed-rate securities and $11.2 billion (including $10.7 billion of residual and fair value option notional amount) and $9.5 billion (including $9.3 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2023 and 2022, respectively.
(F)Includes other asset-backed securities consisting primarily of (i) interest-only securities, servicing strips and commercial mortgage-backed securities (fair value option securities), (ii) bonds backed by AFS consumer loans and (iii) corporate debt and/or collateralized loan obligations which Rithm Capital elected to carry at fair value and record changes to valuation through earnings. These securities are detailed in the table below:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
December 31, 2023
Consumer loan bonds	$239	$640	$—	$640	1	—	—	1.7
Fair value option securities
Interest-only securities	10,949,006	35,711	(30,379)	143,966	148	0.8%	10.1%	2.4
Servicing strips	4,000,153	16,425	(3,197)	46,689	61	0.5%	13.2%	4.0
Commercial mortgage-backed securities	3,845	91	—	3,812	2	7.9%	8.6%	1.4
CLOs	244,336	2,896	(44)	226,486	88	5.7%	6.1%	9.1
December 31, 2022
Corporate Debt	$514	$—	$—	$465	2	8.2%	9.5%	2.2
Consumer loan bonds	518	522	—	590	3	N/A	N/A	0.7
Fair value option securities
Interest-only securities	9,652,902	29,681	(31,714)	160,160	141	0.9%	5.4%	3.2
Servicing strips	4,338,099	17,501	(4,105)	59,017	61	0.7%	9.9%	4.2

The following table summarizes Real Estate and Other Securities, Held to Maturity:

	December 31, 2023							December 31, 2022
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$25,000	$24,553	$24,566	$13	1	5.4%	0.3	$—

The following table summarizes purchases and sales of Real Estate and Other Securities:

	Year Ended December 31,
	2023			2022
(in millions)	Treasury	Agency	Non-Agency	Treasury	Agency	Non-Agency
Purchases
Face	$1,055.0	$3,373.7	$2,816.9	$—	$16,479.3	$5,018.1
Purchase price	1,028.1	3,350.6	347.2	—	16,314.6	256.5

Sales
Face	$—	$1,691.5	$—	$—	$16,516.0	$15.3
Amortized cost	—	1,671.7	0.2	—	16,759.7	13.6
Sale price	—	1,614.7	—	—	15,026.3	12.0
Gain (loss) on sale	—	(57.0)	(0.2)	—	(1,733.4)	(1.6)

As of December 31, 2023, Rithm Capital had no unsettled trades. As of December 31, 2022, Rithm Capital had purchased $738.4 million face amount of Agency RMBS for $730.0 million and sold $490.8 million face amount of Agency RMBS for $471.6 million which had not yet been settled. Unsettled purchases and sales are recorded on a trade date basis and grouped and presented within Payable for Investments Purchased and Receivable for Investments Sold on the Consolidated Balance Sheets.

Prior to 2023, Rithm Capital exercised its call rights with respect to Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations and retained bonds issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ termination.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of December 31, 2023:

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Less than 12 Months	$54,500	$52,630	$—	$52,630	$(3,272)	$49,358	54	3.0%	3.8%	3.7
12 or More Months	308,038	284,426	(10,152)	274,274	(21,216)	253,058	136	3.7%	3.8%	7.3
Total / Weighted Average	$362,538	$337,056	$(10,152)	$326,904	$(24,488)	$302,416	190	3.6%	3.8%	6.7
(A)Represents credit impairment on securities in an unrealized loss position as of December 31, 2023.

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	December 31, 2023				December 31, 2022
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	65,697	66,377	(10,152)	(680)	77,843	78,101	(10,816)	(258)
Non-credit impaired securities	236,719	260,527	—	(23,808)	271,405	304,831	—	(33,426)
Total debt securities in an unrealized loss position	$302,416	$326,904	$(10,152)	$(24,488)	$349,248	$382,932	$(10,816)	$(33,684)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the activity related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2021	$3,471	$—	$3,471
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	128	6,676	6,804
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	541	—	541
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2022	$4,140	$6,676	$10,816
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	—	—
Additions to the allowance for credit losses arising from purchases of available-for-sale debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	(221)	—	(221)
Reductions in the allowance for credit losses because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities that had credit losses or an allowance recorded in a previous period	(2,736)	2,293	(443)
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at December 31, 2023	$1,183	$8,969	$10,152

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

Loans are accounted for based on Rithm Capital’s strategy for the loan and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2023, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment, at fair value
•Loans held-for-sale, at lower of cost or fair value
•Loans held-for-sale, at fair value

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31,
	2023					2022
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, held-for-investment, at fair value	$448,060	$379,044	8,328	8.1%	5.5	$452,519

Acquired performing loans(B)	67,955	57,038	1,887	8.1%	5.9	72,425
Acquired non-performing loans(C)	26,381	21,839	326	8.5%	5.6	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$94,336	$78,877	2,213	8.2%	5.8	$101,027

Acquired performing loans(B)(D)	423,644	400,603	1,972	5.7%	16.4	890,131
Acquired non-performing loans(C)(D)	220,962	204,950	1,135	4.6%	25.2	340,342
Originated loans	1,816,318	1,856,312	5,850	7.1%	29.4	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$2,460,924	$2,461,865	8,957	6.6%	26.8	$3,297,271

Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$2,555,260	$2,540,742				$3,398,298
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of December 31, 2023, Rithm Capital has placed non-performing loans, held-for-sale on non-accrual status, except as described in (D) below.
(D)Includes $224.5 million and $198.2 million UPB of Ginnie Mae Early Buyout Options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the geographic distribution of the underlying residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2023	2022
Texas	9.5%	8.9%
Florida	9.3%	10.9%
California	8.3%	10.2%
New York	8.0%	6.8%
Georgia	4.9%	4.2%
New Jersey	3.9%	3.8%
Virginia	3.6%	2.7%
Illinois	3.5%	3.6%
Maryland	3.3%	3.1%
North Carolina	3.2%	2.5%
Other U.S.	42.5%	43.3%
	100.0%	100.0%

See Note 19 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate UPB and the aggregate carrying value of loans:

	December 31,
	2023			2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$313,122	$281,556	$(31,566)	$468,147	$423,321	$(44,826)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the activity for residential mortgage loans:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2021	$569,933	$132,921	$11,214,924	$11,917,778
Originations	—	—	67,406,228	67,406,228
Sales	—	(4,426)	(81,648,703)	(81,653,129)
Purchases/additional fundings	7,182	—	6,880,225	6,887,407
Proceeds from repayments	(80,661)	(17,777)	(394,613)	(493,051)
Transfer of loans to other assets(A)	—	—	(25,375)	(25,375)
Transfer of loans to REO	(4,956)	(1,386)	(752)	(7,094)
Transfers of loans to held-for-sale	(1,580)	—	—	(1,580)
Transfers of loans to from held-for-investment	—	—	1,582	1,582
Valuation provision on loans	—	(8,305)	—	(8,305)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(33,086)	—	(36,204)	(69,290)
Other factors	(4,313)	—	(100,041)	(104,354)
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	37,123,264	37,123,264
Sales	—	(6,946)	(38,207,803)	(38,214,749)
Purchases/additional fundings	1,269	—	375,435	376,704
Proceeds from repayments	(51,195)	(10,773)	(181,166)	(243,134)
Transfer of loans to other assets(A)	—	286	11,376	11,662
Transfer of loans to REO	(7,148)	(2,858)	(1,459)	(11,465)
Transfers of loans to held-for-sale	(30,556)	—	—	(30,556)
Transfers of loans to from held-for-investment	—	—	30,556	30,556
Valuation (provision) reversal on loans	—	(1,859)	—	(1,859)
Fair value adjustments due to:
Changes in instrument-specific credit risk	7,540	—	4,639	12,179
Other factors	6,615	—	9,752	16,367
Balance at December 31, 2023	$379,044	$78,877	$2,461,865	$2,919,786
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	December 31,
	2023	2022	2021
Interest income:
Loans held-for-investment, at fair value	$34,658	$45,287	$44,369
Loans held-for-sale, at lower of cost or fair value	5,804	6,898	23,280
Loans held-for-sale, at fair value	159,233	211,238	260,062
Total interest income	199,695	263,423	327,711

Interest expense:
Loans held-for-investment, at fair value	18,893	17,583	16,919
Loans held-for-sale, at lower of cost or fair value	3,615	3,402	21,333
Loans held-for-sale, at fair value(A)	161,901	181,071	159,413
Total interest expense	184,409	202,056	197,665

Net interest income	$15,286	$61,367	$130,046
(A)Includes interest expense attributed to SFR properties in the years ended December 31, 2022 and December 31, 2021.

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

The following table summarizes the components of gain on originated residential mortgage loans, held-for-sale, net:

	Year Ended December 31,
	2023	2022	2021
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(417,180)	$(1,106,458)	$460,062
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	73,476	1,285,219	240,610
MSRs retained on transfer of residential mortgage loans(C)	786,655	1,222,742	1,331,626
Other(D)	14,622	33,551	107,249
Realized gain on sale of originated residential mortgage loans, net	$457,573	$1,435,054	$2,139,547
Change in fair value of residential mortgage loans	99,877	(271,530)	(137,503)
Change in fair value of interest rate lock commitments (Note 18)	15,018	(102,992)	(293,699)
Change in fair value of derivative instruments (Note 18)	(64,034)	25,700	118,564
Gain on originated residential mortgage loans, held-for-sale, net	$508,434	$1,086,232	$1,826,909
(A)Includes residential mortgage loan origination fees of $0.4 billion, $0.6 billion and $2.3 billion in the years ended December 31, 2023, 2022 and 2021, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized MSRs upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
10. CONSUMER LOANS

On June 20, 2023, Rithm Capital purchased a portfolio of consumer loans from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”). The portfolio consists of unsecured fixed-rate closed end installment loans. In tandem with this purchase, Rithm Capital entered into a loan servicing agreement with Goldman Sachs Bank USA (“Goldman”) whereby Goldman will master service the Marcus loans for the duration of their life. As of December 2023, the servicing of the loans moved to Systems & Services Technologies, Inc. with Goldman remaining as master servicer of the loans.

Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), has a co-investment in a portfolio of consumer loans purchased from the joint venture SpringCastle. The portfolio includes personal unsecured loans and personal homeowner loans (the “SpringCastle loans” or “SpringCastle”). OneMain Holdings Inc is the servicer of the SpringCastle loans and provides all servicing and advancing functions for the SpringCastle portfolio. As of December 31, 2023, Rithm Capital owns 53.5% of the limited liability company interests in, and consolidates, the Consumer Loan Companies.

The following table summarizes characteristics of the consumer loan portfolio, inclusive of the SpringCastle loans and Marcus loans:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
December 31, 2023
SpringCastle	$260,102	$285,632	18.2%	3.7
Marcus	$1,048,672	$988,373	10.5%	1.2
Total consumer loans	$1,308,774	$1,274,005	12.0%	1.7
December 31, 2022
SpringCastle	$330,428	$363,756	17.8%	3.4
Marcus	$—	$—	—%	—
Total consumer loans	$330,428	$363,756	17.8%	3.4

See Note 19 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	December 31,
	2023			2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle
Current	$255,441	$280,577	$25,136	$325,192	$358,057	$32,865
90+	4,661	5,055	394	5,236	5,699	463
Total SpringCastle	$260,102	$285,632	$25,530	$330,428	$363,756	$33,328

Marcus
Current	$1,014,404	$956,076	$(58,328)	$—	$—	$—
90+	34,268	32,297	(1,971)	—	—	—
Total Marcus	$1,048,672	$988,373	$(60,299)	$—	$—	$—

	$1,308,774	$1,274,005	$(34,769)	$330,428	$363,756	$33,328
(A)Consumer loans are carried at fair value. See Note 20 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes activities related to the carrying value of consumer loans:

Balance at December 31, 2021	$507,291
Purchases	—
Additional fundings(A)	29,615
Proceeds from repayments	(150,301)
Accretion of loan discount and premium amortization, net	13,891
Fair value adjustments due to:
Changes in instrument-specific credit risk	1,540
Other factors	(38,280)
Balance at December 31, 2022	$363,756
Purchases	1,317,347
Additional fundings(A)	27,510
Proceeds from repayments	(446,124)
Accretion of loan discount and premium amortization, net	37,717
Fair value adjustments due to:
Changes in instrument-specific credit risk	957
Other factors	(27,158)
Balance at December 31, 2023	$1,274,005
(A)Represents draws on consumer loans with revolving privileges.

11. SINGLE-FAMILY RENTAL PROPERTIES

Rithm Capital continues to invest in its SFR portfolio and is striving to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high quality residents.

The following table summarizes the net carrying value of investments in SFR properties:

	December 31,
	2023	2022
Land	$183,359	$175,607
Building	733,437	702,427
Capital improvements	138,869	118,999
Total gross investment in SFR properties	1,055,665	997,033
Accumulated depreciation	(53,737)	(25,720)
Investment in SFR properties, net	$1,001,928	$971,313

Depreciation expense for the years ended December 31, 2023 and 2022 totaled $28.2 million and $18.9 million, respectively, and is included in other income (loss), net in the Consolidated Statements of Operations.

As of December 31, 2023 and 2022, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.5 million and $7.7 million, respectively.

SFR properties held-for-sale are managed for near term sale and disposition. For the year ended December 31, 2023, Rithm Capital transferred 30 SFR properties to held-for-sale.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to the net carrying value of investments in SFR properties:

	SFR Properties Held- for-Investment	SFR Properties Held- for-Sale	Total
Balance at December 31, 2021	$579,607	$—	$579,607
Acquisitions and capital improvements	415,858	—	415,858
Dispositions	(5,242)	—	(5,242)
Accumulated depreciation	(18,910)	—	(18,910)
Balance at December 31, 2022	$971,313	$—	$971,313
Acquisitions and capital improvements	67,013	—	67,013
Transfers to held-for-sale	(9,747)	9,747	—
Dispositions	(250)	(7,990)	(8,240)
Accumulated depreciation	(27,972)	(186)	(28,158)
Balance at December 31, 2023	$1,000,357	$1,571	$1,001,928

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes our future minimum rental revenues under existing leases on SFR properties:

2024	$39,942
2025 and thereafter	$2,399
Total	$42,341

The following table summarizes the activity of the SFR portfolio by units:

	SFR Properties Held- for-Investment	SFR Properties Held- for-Sale	Total
Balance at December 31, 2021	2,551	—	2,551
Acquisition of SFR units	1,196	—	1,196
Disposition of SFR units	(16)	—	(16)
Balance at December 31, 2022	3,731	—	3,731
Acquisition of SFR units	182	—	182
Transfer to held-for-sale	(30)	30	—
Disposition of SFR units	(1)	(24)	(25)
Balance at December 31, 2023	3,882	6	3,888

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

The following table summarizes mortgage loans receivable outstanding by loan purpose as of December 31, 2023:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
December 31, 2023
Construction	$934,131	41.8%	371	27.0%	10.5%	16.2	74.0% / 63.0%
Bridge	1,009,667	45.3%	652	47.6%	9.6%	26.5	68.8%
Renovation	289,115	12.9%	349	25.4%	10.0%	13.5	80.5% / 68.6%
	$2,232,913	100.0%	1,372	100.0%	10.1%	20.4	N/A

December 31, 2022
Construction	$965,495	46.8%	622	37.1%	8.3%	15.0	76.8% / 65.6%
Bridge	838,539	40.6%	701	41.8%	8.1%	20.1	75.3%
Renovation	259,994	12.6%	354	21.1%	8.3%	13.0	78.0% / 66.1%
	$2,064,028	100.0%	1,677	100.0%	8.2%	16.5	N/A
(A)Mortgage loans receivable are carried at fair value. See Note 20 regarding fair value measurements.
(B)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity for mortgage loans receivable:

Balance at December 31, 2021	$1,515,762
Initial loan advances	1,438,117
Construction holdbacks and draws	559,294
Paydowns and payoffs	(1,405,278)
Purchased loans discount (premium) amortization	(43,867)
Balance at December 31, 2022	$2,064,028
Purchases	146,631
Initial loan advances	1,380,187
Construction holdbacks and draws	667,656
Paydowns and payoffs	(2,025,890)
Purchased loans discount (premium) amortization	668
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	(367)
Balance at December 31, 2023	$2,232,913

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of mortgage loans receivable:

	December 31,
	2023			2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,184,470	$2,183,047	$(1,423)	$2,064,028	$2,064,028	$—
90+	49,929	49,866	(63)	—	—	—
	$2,234,399	$2,232,913	$(1,486)	$2,064,028	$2,064,028	$—

The following table summarizes the geographic distribution of the underlying mortgage loans receivable as of December 31, 2023:

	Percentage of Total Loan Commitment
State Concentration	December 31, 2023	December 31, 2022
California	48.2%	52.7%
Washington	7.9%	10.2%
Florida	7.3%	6.3%
New York	6.5%	5.9%
Colorado	5.0%	6.7%
Arizona	4.7%	6.6%
Virginia	3.5%	0.7%
Texas	2.5%	1.9%
Georgia	2.4%	0.8%
Illinois	2.3%	0.5%
Other U.S.	9.7%	7.7%
	100.0%	100.0%

See Note 19 regarding the financing of mortgage loans receivable.

13. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to securitization facilities (Note 21) and financing of consumer loans as well as real estate securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the such same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2023	2022
Cash and cash equivalents	$1,287,199	$1,336,508
Restricted cash	385,620	281,126
Total cash, cash equivalents and restricted cash	$1,672,819	$1,617,634

The following table summarizes restricted cash balances:

	December 31,
	2023	2022
Investment Portfolio	$144,169	$94,508
Origination and servicing	195,490	161,249
Mortgage loans receivable	37,805	25,369
Asset management	8,156	—
Total restricted cash	$385,620	$281,126

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
14. OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2023	2022		2023	2022
Assets of consolidated funds	$340,929	$—	Accounts payable	$165,144	$155,492
Deferred tax asset	279,019	—	Accrued compensation and benefits	290,464	112,762
Derivative and hedging assets (Note 18)	28,080	52,229	Deferred tax liability	801,857	711,855
Due from related parties	32,319	—	Derivative liabilities (Note 18)	115,531	18,064
Equity investments(A)	173,882	71,388	Escheat payable	169,914	113,772
Excess MSRs, at fair value (Note 5)	271,150	321,803	Interest payable	149,552	87,700
Goodwill (Note 16)(B)	131,857	85,199	Lease liability (Note 17)	159,236	101,225
Income and fees receivable	59,134	—	Liabilities of consolidated funds	219,920	—
Intangible assets (Note 16)	387,920	141,413	Unearned income and fees	37,468	—
Loan Receivable, at fair value(C)	31,323	94,401	Other liabilities	223,293	185,797
Margin receivable, net(D)	75,947	20,614		$2,332,379	$1,486,667
Notes Receivable(E)	398,227	—
Operating lease right-of-use asset (Note 17)	104,207	77,329
Other receivables	152,046	146,131
Prepaid expenses	62,513	60,817
Principal and interest receivable	161,695	106,608
Property and equipment	40,038	37,883
Real Estate Owned	15,507	19,379
Servicer advances, at fair value (Note 7)	376,881	398,820
Servicing fee receivables	156,777	128,438
Warrants, at fair value	16,599	19,346
Other assets	182,881	132,809
	$3,478,931	$1,914,607
(A)Represents equity investments in (i) commercial redevelopment projects and (ii) operating companies providing services throughout the real estate industry, including investments in Covius Holding Inc., a provider of various technology-enabled services to the mortgage and real estate sectors, preferred stock of Valon, a residential mortgage servicing and technology company, and preferred stock of Covalto Ltd. (formerly known as Credijusto Ltd.), a financial services company and (iii) funds related to Sculptor.
(B)Includes goodwill derived from the acquisition of Shellpoint Partners LLC, Guardian, Genesis and Sculptor.
(C)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager. The loans are accounted for under the fair value option.
(D)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) real estate securities securing its secured financing agreements and (ii) derivative instruments.
(E)Represents notes receivable secured by commercial properties. The notes are accounted for under the fair value option.

Real Estate Owned (REO) — REO assets are individual properties acquired by Rithm Capital or where Rithm Capital receives the property in satisfaction of a debt (e.g., by taking legal title or physical possession). Rithm Capital measures REO assets at

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
the lower of cost or fair value, with valuation provision recorded in other income in the Consolidated Statements of Operations. REO assets are managed for prompt sale and disposition.

The following table presents activity related to the carrying value of investments in REO:

Balance at December 31, 2021	$21,641
Purchases	210
Property received in satisfaction of loan	14,936
Sales(A)	(18,349)
Valuation (provision) reversal	941
Balance at December 31, 2022	$19,379
Purchases	—
Property received in satisfaction of loan	21,943
Sales(A)	(27,512)
Valuation (provision) reversal	1,697
Balance at December 31, 2023	$15,507
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2023, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with UPBs of $55.6 million and $38.4 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2021	$60,549	$229,631	$290,180
Fundings	9,000	—	9,000
Payment in Kind	3,741	9,195	12,936
Proceeds from repayments	(9,000)	(143,256)	(152,256)
Transfer to other assets	(1,000)	—	(1,000)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(63,062)	—	(63,062)
Other factors	(228)	(1,169)	(1,397)
Balance at December 31, 2022	$—	$94,401	$94,401
Fundings(A)	399,977	—	399,977
Payment in Kind	—	5,636	5,636
Proceeds from repayments	(1,750)	(68,945)	(70,695)
Transfer to other assets	—	—	—
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	—	231	231
Balance at December 31, 2023	$398,227	$31,323	$429,550
(A)Rithm Capital acquired two notes receivable during 2023 collateralized by commercial real estate.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	December 31,
	2023			2022
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$565,786	$429,550	$(136,236)	$157,745	$94,401	$(63,344)
90+	—	—	—	—	—	—
(A)Notes and loans receivable are carried at fair value. See Note 20 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
15. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Revenues consists of the following:

	Year Ended December 31,
	2023	2022	2021
Property and maintenance	$133,424	$132,432	$104,797
Rental	73,216	54,567	13,745
Other	29,527	43,906	46,937
Total other revenues	$236,167	$230,905	$165,480

General and Administrative expenses consists of the following:

	Year Ended December 31,
	2023	2022	2021
Legal and professional	$103,795	$78,837	$102,114
Loan origination	45,123	108,149	196,989
Occupancy	55,883	116,526	70,616
Subservicing	130,346	162,972	224,138
Loan servicing	16,185	11,759	16,440
Property and maintenance	97,582	93,689	69,083
Other	281,838	303,496	184,648
Total general and administrative expenses	$730,752	$875,428	$864,028

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,
	2023	2022	2021
Real estate and other securities	$39,362	$(1,499,418)	$(490,180)
Residential mortgage loans and REO	19,861	(160,985)	270,492
Derivative and hedging instruments	(54,342)	1,468,931	126,222
Notes and bonds payable	(12,843)	45,792	11,506
Other(A)	(29,274)	(54,501)	(125,477)
Realized and unrealized gains (losses), net	$(37,236)	$(200,181)	$(207,437)
Other income (loss), net	(69,010)	(145,385)	3,241
Total other income (loss)	$(106,246)	$(345,566)	$(204,196)

(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
16. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, Rithm Capital identified intangible assets in the form of management contracts, customer relationships, purchased technology and trademarks / trade names.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2021	$24,376	$5,092	$55,731	$—	$85,199
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at December 31, 2022	$24,376	$5,092	$55,731	$—	$85,199
Goodwill acquired(A)	—	—	—	46,658	46,658
Accumulated impairment loss	—	—	—	—	—
Balance at December 31, 2023	$24,376	$5,092	$55,731	$46,658	$131,857
(A)    Refer to Note 3 for discussion regarding the Sculptor Acquisition.

The following table summarizes the acquired identifiable intangible assets:

		As of December 31,
	Estimated Useful Lives (Years)	2023	2022
Gross Intangible Assets
Management contracts	10	$275,000	$—
Customer relationships	3 to 9	57,949	57,949
Purchased technology	3 to 7	137,922	120,787
Trademarks / Trade names	1 to 5	10,259	10,259
		481,130	188,995
Accumulated Amortization
Management contracts		3,388	—
Customer relationships		17,834	12,960
Purchased technology		67,145	30,959
Trademarks / Trade names		4,843	3,663
		93,210	47,582
Intangible Assets, Net
Management contracts		271,612	—
Customer relationships		40,115	44,989
Purchased technology(A)		70,777	89,828
Trademarks / Trade names(B)		5,416	6,596
		$387,920	$141,413
(A)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(B)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the expected future amortization expense for acquired intangible assets as of December 31, 2023:

Year Ending	Amortization Expense
2024	$55,220
2025	53,103
2026	44,983
2027	36,009
2028 and thereafter	$175,364
$364,679

17. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the years ended December 31, 2023, 2022 and 2021 totaled $45.8 million, $45.2 million and $26.1 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of December 31, 2023, the Company has pledged collateral related to its lease obligations of $6.2 million, which is presented as part of restricted cash on the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are grouped and presented as part of other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets (Note 14).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
2024	$41,305	$228	$41,533
2025	33,617	228	33,845
2026	26,982	228	27,210
2027	27,111	228	27,339
2028	23,818	—	23,818
2029 and thereafter	37,271	—	37,271
Total remaining undiscounted lease payments	190,104	912	191,016
Less: imputed interest	31,680	100	31,780
Total remaining discounted lease payments	$158,424	$812	$159,236

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $18.6 million due in the future periods.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Other information related to leases is summarized below:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	5.8	5.7
Finance leases	3.5	-

Weighted-average discount rate
Operating leases	6.2%	4.0%
Finance leases	7.9%	—%

	Year Ended December 31,
Supplemental Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$34,655	$51,005	$24,667
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,449	$5,773	$3,013

18. DERIVATIVES AND HEDGING

Rithm Capital enters into economic hedges including interest rate swaps, TBAs, and short sales to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

Rithm Capital may at times hold TBAs or other short positions in order to mitigate Rithm Capital’s interest rate risk on certain specified mortgage-backed securities and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its counterparties that govern the transactions for the purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. Changes in the value of hedges designed to protect against mortgage-backed securities and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

As of December 31, 2023, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Derivatives and hedges are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2023	2022
Derivative and hedging assets
Interest rate swaps(A)	Other assets	$106	$449
Interest rate lock commitments	Other assets	26,482	16,015
TBAs	Other assets	1,492	35,765
		$28,080	$52,229
Derivative and hedging liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$2,678	$7,229
TBAs	Accrued expenses and other liabilities	49,087	10,835
Treasury short sales(B)	Accrued expenses and other liabilities	63,766	—
		$115,531	$18,064
(A)Net of $342.0 million and $1.2 billion of related variation margin accounts as of December 31, 2023 and 2022, respectively.
(B)Net of $1.8 billion and $0.0 billion of related reverse repurchase agreements as of December 31, 2023 and 2022, respectively.

The following table summarizes notional amounts related to derivatives and hedging:

	December 31,
	2023	2022
Interest rate swaps(A)	$7,979,988	$23,085,000
Interest rate lock commitments	2,757,060	2,647,747
Treasury short sales(B)	1,800,000	—
TBAs, short position(C)	6,013,100	8,473,221
TBAs, long position(C)	—	31,500
(A)Includes $8.0 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 2.5% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of December 31, 2023. Includes $23.1 billion notional of receive SOFR/pay fixed of 1.9% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 35 months and 0 months, respectively, as of December 31, 2022.
(B)Represents the notional amount of U.S. Treasury Notes sold short. Carrying value of Treasury short sales is net of $1.8 billion notional and carrying value of reverse repurchase agreements.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes gain (loss) on derivatives and hedging and the related location on the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Servicing revenue, net(A)
TBAs	$—	$(15,205)	$10,483
Treasury futures	—	(1,746)	(23,961)
Options on treasury futures	—	5,635	(17,003)
	—	(11,316)	(30,481)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	15,018	(102,992)	(293,699)
TBAs	(62,924)	25,700	118,564
Interest rate swaps	(1,110)	—	—
	(49,016)	(77,292)	(175,135)
Realized and unrealized gains (losses), net(B)(C)
Interest rate swaps	20,990	1,159,777	162,730
TBAs	(7,326)	309,154	(36,508)
Treasury short sales	(68,006)	—	—
	(54,342)	1,468,931	126,222

Total gain (loss)	$(103,358)	$1,380,323	$(79,394)
(A)Represents unrealized gain (loss).
(B)Excludes $0.0 million loss, $79.0 million loss, and $34.7 million loss for the year ended December 31, 2023, 2022 and 2021, respectively, included within servicing revenue, net (Note 6).
(C)Excludes $73.5 million gain, $1.3 billion gain and $240.6 million gain for the year ended December 31, 2023, 2022 and 2021, respectively, included within gain on originated residential mortgage loans, held-for-sale, net (Note 9).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
19. DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable, and debt obligations related to consolidated funds:

	December 31, 2023										December 31, 2022
							Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)		Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$1,940,295	$1,940,038	Jan-24 to Nov-25	6.8%	0.6		$2,201,857	$2,315,385	$2,235,311	21.5	$2,601,327
Warehouse Credit Facility- Mortgage Loans Receivable(E)	1,337,010	1,337,010	May-24 to Dec-25	8.2%	1.7		1,610,728	1,609,242	1,609,242	1.2	1,220,662
Agency RMBS or Treasuries(F)	8,152,469	8,152,469	Jan-24 to Jul-24	5.5%	0.2		8,588,624	8,415,294	8,566,211	8.2	6,821,788
Non-Agency RMBS(E)	610,189	610,189	Jan-24 to Oct-28	7.6%	0.8		15,285,491	932,248	958,292	6.1	609,282
SFR Properties(E)	20,534	20,534	Dec-24	8.2%	1.0		N/A	47,433	47,433	N/A	4,677
CLOs(G)	186,378	183,947	Jan-30 to Jul-35	6.4%	8.9		186,378	184,112	184,112	8.9	—
Commercial Notes Receivable	323,452	317,096	Dec-24	6.5%	0.9		429,240	364,977	364,977	N/A	—
Total Secured Financing Agreements	12,570,327	12,561,283		6.1%	0.6						11,257,736
Secured Notes and Bonds Payable
Excess MSRs(E)	181,522	181,522	Oct-25	8.7%	1.8		60,049,904	235,395	272,308	6.1	227,596
MSRs(H)	4,807,776	4,800,728	Dec-24 to Nov-27	7.5%	1.9		522,025,042	6,367,520	8,340,171	7.5	4,791,543
Servicer Advance Investments(I)	278,845	278,042	Mar-24 to Aug-24	7.5%	0.2		314,442	353,113	367,803	8.2	318,445
Servicer Advances(I)	2,254,515	2,254,369	Feb-24 to Sep-25	7.7%	0.4		2,856,680	2,760,250	2,760,250	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.4		649,978	651,948	652,059	29.2	769,988
Consumer Loans(K)	1,134,666	1,106,974	Jun-28 to Sep 37	7.0%	4.2		1,308,774	1,269,872	1,274,005	1.7	299,498
SFR Properties(L)	833,386	789,174	Mar-26 to Sep-27	4.1%	3.3		N/A	952,923	952,923	N/A	817,695
Mortgage Loans Receivable(M)	524,062	518,998	Jul 26 to Dec-26	5.7%	2.8		578,314	578,314	578,314	1.0	512,919
Secured Facility- Asset Management	75,000	69,121	Nov-25	8.8%	1.8		N/A	N/A	N/A	N/A	—
CLOs(G)	30,458	30,258	May-30 to Oct-34	7.1%	6.7		30,458	30,425	30,425	6.7	—
Total Secured Notes and Bonds Payable	10,770,230	10,679,186		7.1%	1.9	0					10,098,943
Liabilities of Consolidated Funds(N)
Consolidated funds(O)	222,250	218,157	May-37	5.0%	4.8		205,723	N/A	203,794	N/A	—
Total / Weighted Average	$23,562,807	$23,458,626		6.6%	1.2						$21,356,679
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $142.3 million of associated accrued interest payable as of December 31, 2023.
(D)Includes $233.9 million which bear interest at an average fixed rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)All SOFR-based floating interest rates.
(F)All repurchase agreements have a fixed rate. Collateral carrying value includes margin deposits.
(G)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rate.
(H)Includes $3.8 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.7%; and $1.0 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt bearing interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and the Mortgage Company.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to SOFR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $205.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million of Class B notes with a coupon of 2.7% and (ii) $871.2 million of debt collateralized by the Marcus loans bearing interest at the sum of SOFR plus a margin of 3.0%.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(L)Includes $833.4 million of fixed rate notes which bear interest ranging from 3.5% to 7.1%.
(M)Includes $238.1 million which bear interest at an average fixed rate of 4.6% with the remaining having SOFR-based floating interest rates.
(N)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 14).
(O)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 5.3%, $15.0 million UPB of Class C notes with a fixed coupon of 6.3%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 21). Weighted average life is based off expected maturity.

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of December 31, 2023, Rithm Capital has margin exposure on $12.6 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Commercial Notes Receivable	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2021	$2,949,526	$4,234,771	$—	$9,043,412	$10,940,823	$458,580	$357,922	$1,252,660	$—	$29,237,694
Secured Financing Agreements
Borrowings	—	—	—	54,385,892	73,782,327	—	206,595	2,080,495	—	130,455,309
Repayments	—	—	—	(55,998,234)	(81,320,424)	—	(360,433)	(2,112,492)	—	(139,791,583)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,128	—	—	—	—	1,128
Secured Notes and Bonds Payable
Borrowings	2,804,677	2,027,637	—	—	—	—	879,947	524,062	—	6,236,323
Repayments	(2,849,496)	(1,473,037)	—	—	(33,204)	(123,770)	(216,631)	—	—	(4,696,138)
Discount on borrowings, net of amortization	—	—	—	—	—	—	(42,030)	—	—	(42,030)
Unrealized (gain) loss on notes, fair value	—	—	—	—	665	(35,312)	—	(11,144)	—	(45,791)
Capitalized deferred financing costs, net of amortization	2,593	2,172	—	—	—	—	(2,998)	—	—	1,767
Balance at December 31, 2022	$2,907,300	$4,791,543	$—	$7,431,070	$3,371,315	$299,498	$822,372	$1,733,581	$—	$21,356,679
Secured Financing Agreements
Acquired borrowings, net of discount (Note 3)	—	—	—	—	—	—	—	—	177,551	177,551
Borrowings	—	—	323,452	50,253,463	37,971,788	—	20,534	2,572,154	—	91,141,391
Repayments	—	—	—	(48,921,875)	(38,634,841)	—	(4,677)	(2,455,805)	(718)	(90,017,916)
FX remeasurement	—	—			—	—	—	—	7,114	7,114
Capitalized deferred financing costs, net of amortization	—	—	(6,356)	—	1,764	—	—	—	—	(4,592)
Secured Notes and Bonds Payable
Acquired borrowings, net of discount (Note 3)	—	—			—	—	—	—	99,232	99,232
Borrowings	2,757,587	4,156,358		—	—	1,185,612	—	—	405	8,099,962
Repayments	(2,954,228)	(4,148,588)		—	(116,730)	(381,718)	(35,690)	—	—	(7,636,954)
FX remeasurement	—	—	—	—	—	—	—	—	(1,008)	(1,008)
Unrealized (gain) loss on notes, fair value	—	—		—	(3,258)	8,818	—	6,078	—	11,638
Capitalized deferred financing costs, net of amortization	3,274	1,415		—	—	(5,236)	7,169	—	750	7,372
Liabilities of Consolidated Funds(B)
Acquired borrowings, net of discount	—	—	—	—	—	—	—	—	218,746	218,746
Unrealized (gain) loss on notes, fair value	—	—	—	—	—	—	—	—	(589)	(589)
Balance at December 31, 2023	$2,713,933	$4,800,728	$317,096	$8,762,658	$2,590,038	$1,106,974	$809,708	$1,856,008	$501,483	$23,458,626
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(B)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 14).

Maturities

Contractual maturities of debt obligations as of December 31, 2023 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2024	3,726,128	12,050,512	15,776,640
2025	287,753	3,724,031	4,011,784
2026	—	1,595,894	1,595,894
2027	734,737	420,000	1,154,737
2028 and thereafter	1,573,752	—	1,573,752
	$6,322,370	$17,790,437	$24,112,807
(A)Includes secured financing agreements, secured notes and bonds payable, and unsecured notes net of issuance costs of $0.9 billion, $5.2 billion, and $0.2 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, and unsecured notes net of issuance costs of $11.7 billion, $5.6 billion, and $0.5 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of December 31, 2023:

Debt Obligations/ Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans, mortgage loans receivable, SFR, and commercial notes receivable	$6,433,613	$2,200,908	$4,232,705
Loan originations	5,246,552	1,420,382	3,826,170
CLOs	320,810	186,378	134,432

Secured Notes and Bonds Payable
Excess MSRs	286,380	181,521	104,859
MSRs	5,997,814	4,807,776	1,190,038
Servicer advances	3,805,000	2,533,360	1,271,640
SFR	296,762	195,411	101,351
Consolidated funds	52,500	—	52,500
	$22,439,431	$11,525,736	$10,913,695
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of December 31, 2023.

2025 Senior Unsecured Notes

On September 16, 2020, the Company, as issuer, completed a private offering of $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrues at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The 2025 Senior Notes mature on October 15, 2025. The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the notes in 2024 or thereafter at a fixed redemption price of 100%.

Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes. These fees were capitalized as debt issuance cost and are grouped and presented as part of unsecured senior notes, net of issuance costs on the Consolidated Balance Sheets. For the year ended December 31, 2023, the Company recognized interest expense of $34.4 million. As of December 31, 2023, the unamortized debt issuance costs was approximately $3.2 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain total unencumbered assets (as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2023, the Company was in compliance with all covenants.

In the event of a change of control, each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

Tax Receivable Agreement

At the time of its initial public offering in 2007, Sculptor entered into a tax receivable agreement (“TRA”) with the former holders of units in Sculptor’s operating partnerships (the “TRA Holders”). The TRA provides for the payment by Sculptor to the TRA Holders of a portion of the cash savings in U.S. federal, state and local income tax that Sculptor realizes as a result of the increased depreciation and amortization deductions and reduced gain on sale from (i) the increases in the tax basis of the tangible and intangible assets of the Sculptor operating partnerships that results from taxable acquisitions by Sculptor (and certain affiliates and successors) of such units and (ii) certain other tax benefits attributable to payments under the TRA. The purchase of units in the initial public offering, and subsequent taxable exchanges of units (including in the Sculptor Acquisition), resulted in such an increase in the tax basis of the assets of the Sculptor operating partnerships and their consolidated subsidiaries.

The TRA includes certain “change of control” assumptions that became applicable as a result of the Sculptor Acquisition, such as the assumption that the Sculptor (or its successor) has sufficient taxable income to use the relevant tax benefits, that limitations on the use of loss carryforwards do not apply and that non-amortizable assets are deemed disposed of at the earlier of an actual disposition or fifteen years after the change of control. As a result, the Company will calculate payments under the TRA without regard to the Company’s ability to use tax assets (including net operating losses, the use of which may be significantly limited under Section 382 of the Internal Revenue Code) following the Sculptor Acquisition. The payments under the TRA may therefore exceed the actual tax savings to the Company of the associated tax assets.

The Company has also agreed, effective as of closing of Sculptor Acquisition, to guaranty each TRA Holder the payment of any amounts that become due and payable by Sculptor to such TRA Holder pursuant to the terms of the TRA. As of December 31, 2023, the estimated undiscounted future payment under the TRA was $267.9 million. The carrying value of the TRA liability measured at amortized cost was $172.2 million as of December 31, 2023 with interest expense recognized under the effective interest method. The TRA liability is recorded in unsecured notes, net of issuance costs on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The table below presents the Company’s estimate as of December 31, 2023, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table. The impact of any net operating losses is included in the “Thereafter” amount in the table below.

Year Ending	Potential Payments Under Tax Receivable Agreement
2024	$11,591
2025	29,819
2026	17,374
2027	18,994
2028 and thereafter	190,143
$267,921

20. FAIR VALUE MEASUREMENTS

U.S. GAAP requires the categorization of fair value measurement into three broad levels which form a hierarchy based on the transparency of inputs to the valuation.

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs (such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates (“CDR”)), and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 – Valuations based significantly on unobservable inputs.

Rithm Capital follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$60,049,904	$271,150	$—	$—	$271,150	$—	$271,150
MSRs and MSR financing receivables(A)	528,434,509	8,405,938	—	—	8,405,938	—	8,405,938
Servicer advance investments	320,630	376,881	—	—	376,881	—	376,881
Real estate and other securities(B)	27,635,692	9,782,217	24,566	8,533,130	1,224,534	—	9,782,230
Residential mortgage loans, held-for-sale	94,336	78,877	—	—	78,877	—	78,877
Residential mortgage loans, held-for-sale, at fair value	2,460,924	2,461,865	—	2,327,528	134,337	—	2,461,865
Residential mortgage loans, held-for-investment, at fair value	448,060	379,044	—	—	379,044	—	379,044
Residential mortgage loans subject to repurchase	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Consumer loans	1,308,774	1,274,005	—	—	1,274,005	—	1,274,005
Derivative assets	11,188,206	28,080	—	1,598	26,482	—	28,080
Mortgage loans receivable(C)	2,232,913	2,232,913	—	353,595	1,879,318	—	2,232,913
Note receivable	534,463	398,227	—	—	398,227	—	398,227
Loans receivable	31,323	31,323	—	—	31,323	—	31,323
Cash, cash equivalents and restricted cash	1,672,819	1,672,819	1,672,819	—	—	—	1,672,819
Investments of consolidated funds(E)	323,973	321,856	—	—	—	321,856	321,856
Other assets	N/A	61,902	—	—	61,902	—	61,902
		$29,560,095	$1,697,385	$12,998,849	$14,542,018	$321,856	$29,560,108
Liabilities:
Secured financing agreements	$12,570,327	$12,561,283	$—	$12,377,336	$184,112	$—	$12,561,448
Secured notes and bonds payable(D)	10,770,230	10,679,186	—	318,998	10,685,782	—	11,004,780
Unsecured senior notes, net of issuance costs	814,739	719,004	—	—	708,328	—	708,328
Residential mortgage loan repurchase liability	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Derivative liabilities	7,361,942	115,531	63,766	49,087	2,678	—	115,531
Notes payable of consolidated funds(E)	222,250	218,157	—	—	218,157	—	218,157
		$26,076,159	$63,766	$14,528,419	$11,799,057	$—	$26,391,242
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes U.S. Treasury Bills classified as Level 1 and held at amortized cost basis of $24.6 million (see Note 8).
(C)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the CFE election. As of December 31, 2023, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $46.3 million.
(D)Includes SCFT 2020-A (as defined below) and 2022-RTL1 Securitization (as defined below) mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $554.8 million as of December 31, 2023.
(E)Represents notes issued by a consolidated VIE accounted for under the CFE election.

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
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Rithm Capital’s economic interests in the VIEs consolidated and accounted for under the CFE election. As of December 31, 2022, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $45.8 million.
(C)Excludes the indirect equity investment in a commercial redevelopment project accounted for at fair value on a recurring basis based on the net asset value (“NAV”) of Rithm Capital’s investment. The investment had a fair value of $23.8 million as of December 31, 2022.
(D)Includes SCFT 2020-A and 2022-RTL1 Securitization mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $632.4 million as of December 31, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3

	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total
Balance at December 31, 2021	$344,947	$6,858,803	$421,807	$951,942	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,425,847
Transfers
Transfers from Level 3	—	—	—	—	—	(1,279,709)	—	(1,000)	(445,403)	(1,726,112)
Transfers to Level 3	—	—	—	—	—	313,559	—	—	—	313,559
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	(710)	—	—	—	—	—	(710)
Servicing revenue, net(E)	—	817,691	—	—	—	—	—	—	—	817,691
Change in fair value of:
Excess MSRs(D)	(2,962)	—	—	—	—	—	—	—	—	(2,962)
Excess MSRs, equity method investees(D)	1,526	—	—	—	—	—	—	—	—	1,526
Real estate securities	—	—	(9,950)	—	—	—	—	—	—	(9,950)
Servicer advance investments	—	—	—	(16,076)	—	—	—	—	—	(16,076)
Consumer loans	—	—	—	—	—	—	(36,740)	—	—	(36,740)
Residential mortgage loans	—	—	—	—	—	(124,359)	—	—	—	(124,359)
Gain (loss) on settlement of investments, net	107	—	—	(1,560)	—	—	—	—	(43,868)	(45,321)
Other income (loss), net(D)	(65)	—	—	—	(102,992)	(35,020)	—	(64,459)	—	(202,536)
Gains (losses) included in OCI(F)	—	—	—	(45,709)	—	—	—	—	—	(45,709)
Interest income	38,035	—	42,005	15,114	—	—	13,891	12,936	—	121,981
Purchases, sales and repayments
Purchases, net(G)	—	(967)	988,847	256,500	—	2,099,549	29,615	9,000	—	3,382,544
Proceeds from sales	(997)	(8,866)	—	(11,960)	—	(2,405,531)	—	—	—	(2,427,354)
Proceeds from repayments	(58,788)	—	(1,043,889)	(196,681)	—	(272,224)	(150,301)	(152,256)	(1,234,444)	(3,108,583)
Originations and other	—	1,222,742	—	—	—	(5,706)	—	—	1,922,006	3,139,042
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$950,860	$8,786	$713,896	$363,756	$94,401	$1,714,053	$13,455,778
Transfers
Transfers from Level 3	—	—	—	—	—	(41,430)	—	—	(357,614)	(399,044)
Transfers to Level 3	—	—	—	—	—	22,565	—	—	—	22,565
Acquisitions (Note 3)	—	—	—	216,229	—	—	—	—	—	216,229
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	2,951	—	—	—	—	—	2,951
Servicing revenue, net(E)	—	(565,684)	—	—	—	—	—	—	—	(565,684)
Change in fair value of:
Excess MSRs(D)	(12,712)	—	—	—	—	—	—	—	—	(12,712)
Servicer advance investments	—	—	8,049	—	—	—	—	—	—	8,049
Consumer loans	—	—	—	—	—	—	(26,201)	—	—	(26,201)
Residential mortgage loans	—	—	—	—	—	14,911	—	—	—	14,911
Gain (loss) on settlement of investments, net	615	—	—		—	—	—	—	—	615
Other income (loss), net(D)	(348)	—	—	20,934	15,018	44,694	—	231	(367)	80,162
Gains (losses) included in OCI(F)	—	—	—	13,118	—	—	—	—	—	13,118
Interest income	18,310	—	22,180	27,207	—	—	37,717	5,636	—	111,050
Purchases, sales and repayments
Purchases, net(G)	—	—	852,015	130,971	—	38,992	1,317,347	399,977	146,631	2,885,933
Proceeds from sales	(4,212)	(704,436)	—	—	—	(252,183)	27,510	—	—	(933,321)
Proceeds from repayments	(52,306)	—	(904,183)	(137,736)	—	(91,249)	(446,124)	(70,695)	(1,671,896)	(3,374,189)
Originations and other	—	786,655	—	—	—	63,185	—	—	2,048,511	2,898,351
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$1,224,534	$23,804	$513,381	$1,274,005	$429,550	$1,879,318	$14,398,561
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
(E)See Note 6 for further details on the components of servicing revenue, net.
(F)Gain (loss) included in unrealized gain (loss) on available-for-sale securities, net in the Consolidated Statements of Comprehensive Income.
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of Consolidated Funds
			Total
Balance at December 31, 2021	$511,107	$—	$511,107
Gains (losses) included in net income
Other income(A)	(34,647)	—	(34,647)
Purchases, sales and payments
Payments	(156,974)	—	(156,974)
Balance at December 31, 2022	$319,486	$—	$319,486
Gains (losses) included in net income
Other income(A)	5,560	(589)	4,971
Purchases, sales and payments
Sculptor Acquisition (Note 3)	—	218,746	218,746
Payments	(89,276)	—	(89,276)
Balance at December 31, 2023	$235,770	$218,157	$453,927
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes certain information regarding the ranges and weighted averages of inputs used:

December 31, 2023
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.4% – 12.2% (6.5%)	0.2% – 8.8% (4.3%)	—% – 91.1% (55.2%)	1 – 55 (20)	11 – 27 (20)

Excess MSRs Held through Investees	6.3% – 9.0% (7.8%)	2.2% – 5.6% (3.5%)	45.1% – 64.3% (59.0%)	16 – 25 (21)	14 – 21 (18)

MSRs and MSR Financing Receivables(G)
Agency	0.6% – 83.7% (7.3%)	0.0% – 100.0% (2.3%)	—(H)	6 – 104 (27)	0 – 40 (23)
Non-Agency	0.3% – 83.4% (12.2%)	0.9% – 83.3% (23.2%)	—(H)	3 – 242 (46)	0 – 40 (21)
Ginnie Mae	5.0% – 81.9% (10.5%)	0.3% – 80.0% (9.7%)	—(H)	19 – 82 (43)	1 – 39 (27)
Total / Weighted Average—MSRs and MSR Financing Receivables	0.3% – 83.7% (8.6%)	0.0% – 100.0% (6.1%)	—(H)	3 – 242 (33)	0 – 40 (24)

December 31, 2022
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.8% – 13.5% (7.3%)	0.2% – 10.1% (3.6%)	—% – 91.4% (55.4%)	6 – 31 (19)	11 – 29 (21)

Excess MSRs Held through Investees	8.4% – 11% (9.4%)	2.9% – 5.4% (3.9%)	45.4% – 64% (58.7%)	15 – 26 (21)	15 – 22 (19)

MSRs and MSR Financing Receivables(G)
Agency	2.6% – 97.8% (8.0%)	0.1% – 66.7% (2.0%)	—(H)	7 – 104 (30)	0 – 39 (23)
Non-Agency	1.3% – 93.2% (15.0%)	1.0% – 75.0% (21.1%)	—(H)	2 – 216 (46)	0 – 36 (24)
Ginnie Mae	2.8% – 81.2% (10.3%)	0.2% – 80.0% (8.9%)	—(H)	11 – 86 (41)	0 – 39 (27)
Total / Weighted Average—MSRs and MSR Financing Receivables	1.3% – 97.8% (9.2%)	0.1% – 80.0% (5.3%)	—(H)	2 – 216 (34)	0 – 39 (24)
(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower will miss a mortgage payment.
(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (“bps”). As of December 31, 2023 and 2022, weighted average costs of subservicing of $6.38 – $7.08 ($6.99) and $6.80 – $7.00 ($6.90), respectively, per loan per month was used to value the agency MSRs. Weighted average costs of subservicing of $7.50 – $9.57 ($9.16) and $7.30 – $17.20 ($8.70), respectively, per loan per month was used to value the non-agency MSRs, including MSR Financing Receivables. Weighted average cost of subservicing of $8.37 and $8.30 – $8.40 ($8.30), respectively, per loan per month was used to value the Ginnie Mae MSRs.
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

As of December 31, 2023 and 2022, weighted average discount rates of 8.8% (range of 8.5% – 9.0%) and 8.3% (range of 8.0% – 8.5%), respectively, were used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of December 31, 2023 and 2022, weighted average discount rates of 8.5% (range of 7.9% – 10.8%) and 8.3% (range of 7.6% – 9.8%) were used to value Rithm Capital’s MSRs and MSR financing receivables, respectively.

All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants and use of common market data sources. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and Excess MSRs.

When valuing MSRs and Excess MSRs, Rithm Capital uses the following criteria to determine the significant inputs:

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions like home price appreciation, current level of interest rates as well as loan level factors such as the borrower’s interest rate, FICO score, LTV ratio, debt-to-income ratio and vintage on a loan level basis. Rithm Capital considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the UPB that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and LTV ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Rithm Capital’s servicers and subservicers (our “Servicing Partners”) and delinquency experience over the past year. Rithm Capital believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Rithm Capital’s Servicing Partners on similar residential mortgage loan pools. Generally, Rithm Capital looks to three to six months’ worth of actual recapture rates, which it believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the form of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer or subservicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer or subservicer, the customer retention programs offered by the servicer or subservicer and the historical recapture rates.

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

•Discount Rate: The discount rates used by Rithm Capital are derived from market data on pricing of MSRs backed by similar collateral.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
•Cost of subservicing: The costs of subservicing used by Rithm Capital are based on available market data for various loan types and delinquency statuses.

Rithm Capital uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs, relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, refinance potential and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

The following table summarizes the estimated change in fair value of our interests in the Agency MSRs, owned as of December 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2023	$5,333,013
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,757,003	$5,537,037	$5,143,139	$4,966,298
Change in estimated fair value:
Amount	$423,990	$204,024	$(189,874)	$(366,715)
Percentage	8.0%	3.8%	(3.6)%	(6.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,563,978	$5,443,232	$5,232,375	$5,138,726
Change in estimated fair value:
Amount	$230,965	$110,219	$(100,638)	$(194,287)
Percentage	4.3%	2.1%	(1.9)%	(3.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,421,739	$5,380,879	$5,278,297	$5,217,507
Change in estimated fair value:
Amount	$88,726	$47,866	$(54,716)	$(115,506)
Percentage	1.7%	0.9%	(1.0)%	(2.2)%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the estimated change in fair value of our interests in the Non-Agency MSRs, including MSR financing receivables, owned as of December 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2023	$678,913
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$748,078	$711,922	$648,681	$620,917
Change in estimated fair value:
Amount	$69,165	$33,009	$(30,232)	$(57,996)
Percentage	10.2%	4.9%	(4.5)%	(8.5)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$717,516	$697,670	$661,047	$644,005
Change in estimated fair value:
Amount	$38,603	$18,757	$(17,866)	$(34,908)
Percentage	5.7%	2.8%	(2.6)%	(5.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$712,026	$696,250	$660,167	$640,286
Change in estimated fair value:
Amount	$33,113	$17,337	$(18,746)	$(38,627)
Percentage	4.9%	2.6%	(2.8)%	(5.7)%

The following table summarizes the estimated change in fair value of our interests in the Ginnie Mae MSRs, owned as of December 31, 2023 given several parallel shifts in the discount rate, prepayment rate and delinquency rate (dollars in thousands):

Fair value at December 31, 2023	$2,394,012
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,584,318	$2,485,472	$2,309,232	$2,230,420
Change in estimated fair value:
Amount	$190,306	$91,460	$(84,780)	$(163,592)
Percentage	7.9%	3.8%	(3.5)%	(6.8)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,535,281	$2,460,736	$2,332,802	$2,277,856
Change in estimated fair value:
Amount	$141,269	$66,724	$(61,210)	$(116,156)
Percentage	5.9%	2.8%	(2.6)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,568,437	$2,484,912	$2,297,211	$2,195,842
Change in estimated fair value:
Amount	$174,425	$90,900	$(96,801)	$(198,170)
Percentage	7.3%	3.8%	(4.0)%	(8.3)%

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2023	1.1% – 2.1% (2.1%)	2.8% – 4.5% (4.4%)	3.3% – 25.8% (25.3%)	18.2 – 19.9 (19.8) bps	6.2% – 6.7% (6.2%)	21.8
December 31, 2022	1.2% – 2.2% (2.1%)	3.4% – 4.6% (4.6%)	3.4% – 19.6% (19.1%)	18.0 – 19.8 (19.8) bps	5.7% – 6.2% (5.7%)	21.9
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 10.8 bps and 10.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of December 31, 2023 and 2022, respectively.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

The valuation of the servicer advance investments also takes into account the performance fee paid to the servicer, which in the case of the Buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as LTV ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each Servicer Advance Investment, including the basic fee component of the related MSR.

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

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e. pay off) and involuntarily (i.e. default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions and factors such as the borrower’s FICO score, LTV ratio, debt-to-income ratio and vintage on a loan level basis. Rithm Capital considers collateral-specific prepayment experience when determining this vector.

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed recent mortgage payment(s) as well as loan- and borrower-specific characteristics such as the borrower’s FICO score, the LTV ratio, debt-to-income ratio, occupancy status, loan documentation, payment history and previous loan modifications. Rithm Capital believes the time period utilized provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions.

•Mortgage Servicing Amount: Mortgage servicing amounts are contractually determined on a pool-by-pool basis. Rithm Capital projects the weighted average mortgage servicing amount based on its projections for prepayment rates.

•SOFR: The performance-based incentive fees on Mr. Cooper-serviced servicer advance investments portfolios are driven by SOFR-based factors. The SOFR curves used are widely used by market participants as reference rates for many financial instruments.

•Discount Rate: The discount rates used by Rithm Capital are derived from market data on pricing of MSRs backed by similar collateral and the advances made thereon.

Real Estate and Other Securities Valuation

Rithm Capital’s real estate and other securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the U.S. Department of the Treasury and are classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2023
Agency	$8,590,260	$8,417,025	$8,533,130	$—	$8,533,130	2
Non-Agency	19,020,432	1,194,391	990,646	233,888	1,224,534	3
Total	$27,610,692	$9,611,416	$9,523,776	$233,888	$9,757,664
December 31, 2022
Agency	$7,463,522	$7,290,473	$7,338,417	$—	$7,338,417	2
Non-Agency	17,907,412	947,346	950,846	14	950,860	3
Total	$25,370,934	$8,237,819	$8,289,263	$14	$8,289,277
(A)Rithm Capital generally obtains pricing service quotations or broker quotations from two sources, one of which is generally the seller (the party that sold Rithm Capital the security) for Non-Agency securities. Rithm Capital evaluates quotes received, determines one as being most representative of fair value and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency securities, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to more accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified within Level

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
2 of the fair value hierarchy because the market for these securities is very active and market prices are readily observable.

The third-party pricing services and brokers engaged by Rithm Capital (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of securities. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. Rithm Capital has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, Rithm Capital creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process of evaluating the fair value estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined and updated at least quarterly by Rithm Capital and reviewed by its valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 46.8% and 50.4% of Non-Agency securities as of December 31, 2023 and December 31, 2022, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
December 31, 2023	$572,604	4.1% – 33.5% (6.2%)	0.0% – 20.0% (11.3%)	0.0% – 8.0% (1.1%)	0.0% – 45.0% (20.6%)
December 31, 2022	$479,406	3.5% – 15.0% (6.5%)	0.0% – 25.0% (11.1%)	0.0% – 12.0% (0.6%)	0.0% – 88.0% (10.3%)
(a)Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.
(b)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.
(c)Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance of the loans in default.

(B)Rithm Capital was unable to obtain quotations from more than one source on these securities.

Residential Mortgage Loans Valuation

Rithm Capital, through its Mortgage Company, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securitizations. Residential mortgage loans held-for-sale, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. The Mortgage Company also originates Non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the CFPB that it intends to sell to private investors. Residential mortgage loans held-for-sale, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans held-for-sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

Residential mortgage loans held-for-sale, at fair value also includes nonconforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
adjustments based on consensus pricing (broker quotes). Residential mortgage loans held-for-investment, at fair value include nonconforming seasoned mortgage loans acquired and not identified for sale or securitization, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing models are based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3 as of December 31, 2023:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$45,545	7.9% – 8.3% (8.2%)	2.0% – 9.8% (5.9%)	1.3% – 5.9% (2.3%)	12.6% – 57.4% (29.0%)
Originated loans(A)	33,249	7.3%	8.9%	3.6%	20.7%
Residential mortgage loans held-for-sale, at fair value	$78,794

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired loans	$18,944	7.7% – 8.2% (8.1%)	3.5% – 7.2% (5.9%)	5.5 – 11.0 (6.5)	235.7% – 896.0% (297.0%)
Originated loans(A)	7,049	7.3%	N/A	7.6	N/A
Residential mortgage loans held-for-sale, at fair value	$25,993
(A)Includes inputs for 55.5% and 70.6% of originated performing and non-performing loans, respectively, classified as Level 3. The remainder of performing and non-performing loans were priced using dealer price quotes and historical sale transactions for similar loans with a range of 50.7% - 100.0% (85.7%).

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-sale, at fair value classified as Level 3 as of December 31, 2022:

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans held-for-investment, at fair value classified as Level 3:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2023	$379,044	7.9% – 8.3% (8.1%)	2.9% – 3.5% (3.2%)	1.4% – 5.9% (4.3%)	24.4% – 57.4% (46.1%)
December 31, 2022	$452,519	3.8% – 8.7% (8.5%)	9.3% – 16.3% (12.3%)	0.1% – 13.7% (6.7%)	23.2% – 55.0% (40.3%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value classified as Level 3 as of December 31, 2023:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$285,632	8.4% – 9.4% (8.6%)	9.7% – 37.3% (17.0%)	1.7% – 7.1% (4.8%)	82.5% - 100.0% (93.3%)
Marcus	988,373	9.5%	22.5%	6.2%	93.0%
Consumer loans held-for-investment, at fair value	$1,274,005

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans held-for-investment, at fair value classified as Level 3 as of December 31, 2022:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$363,756	8.3% – 9.3% (8.6%)	6.8% – 33.2% (28.7%)	0.0% – 7.1% (4.3%)	89.4% – 100.0% (94.7%)
(A)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

Mortgage Loans Receivable Valuation

Rithm Capital classifies mortgage loans receivable as Level 3 in the fair value hierarchy. The estimated fair value of originated loans approximates carrying value as most are variable-rate that reprice frequently and with minimal credit risk and severity risk. Acquired mortgage loans receivable are valued using internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). The following table summarizes certain information regarding the weighted averages of inputs used in valuing acquired mortgage loans receivable, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2023	$114,366	11.0%	—%	1.8% – 2.5% (2.2%)	25.0%

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 21 for further discussion regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
included in mortgage loans receivable, at fair value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in other income (loss), net in the Company’s Consolidated Statements of Operations. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

Derivatives and Hedging Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy. Treasury short sales are valued using market-based prices published by the U.S. Department of the Treasury and classified as Level 1.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
December 31, 2023	$23,804	0.0% – 100.0% (80.8%)	7.0 – 331.3 (210.5)
December 31, 2022	$8,786	0.0% – 100.0% (82.5%)	(150.2) – 324.6 (185.6)

Asset-Backed Securities Issued

As of December 31, 2023 and December 31, 2022, Rithm Capital was the primary beneficiary of the SCFT 2020-A securitization and the SCFT 2020-A securitization, SAFT 2013-1 securitization and MDST Trusts, respectively. Rithm Capital’s Consolidated Balance Sheet includes the asset-backed securities issued by the applicable securitizations and trusts. Rithm Capital elected the fair value option for the securities and valued them consistently with Non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2023	$235,770	6.0%	17.0%	4.8%	93.3%
December 31, 2022	$319,486	3.3% – 6.3% (6.1%)	13.7% – 21.8% (21.3%)	0.1% – 4.2% (3.9%)	44.0% – 94.7% (91.6%)

Notes Receivable and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes and loans receivable. Due to the fact that the fair value of Rithm Capital’s notes and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Future cash flows are generally estimated using contractual economic terms as well as significant unobservable inputs such as the underlying collateral performance. Other significant unobservable inputs include discount rates which estimate the market participants’ required rates of return.

The following table summarizes certain information regarding the carrying value and significant inputs used in valuing Rithm Capital’s notes and loans receivable:

	Fair Value	Discount Rate
December 31, 2023
Notes Receivable(A)	$398,227	N/A
Loans Receivable	31,323	12.6%
Total / weighted average	$429,550
December 31, 2022
Notes Receivable	$—	N/A
Loans Receivable	94,401	16.1%
Total / weighted average	$94,401
(A)On November 16, 2023, Rithm Capital acquired $429.2 million face value of notes receivable for a purchase price of $365.0 million. Given the proximity to year-end, Rithm Capital determined the notes cost basis approximates fair value of $365.0 million.

Consolidated Funds

Investments of consolidated funds include investments held by Sculptor’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that the Company manages are measured at fair value using the NAV per share practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of December 31, 2023:

Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$228,698	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	$93,158	None(C)	N/A
Total	$321,856

(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$164.1 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 6 to 9 years from inception.

As of December 31, 2023, the structured alternative investment solution had unfunded commitments of $70.2 million related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

Notes payable of consolidated funds of $218.2 million as of December 31, 2023 are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
the financial liabilities of its consolidated entity based on the fair value of the financial assets of the consolidated entity, as the Company believes the fair value of the financial assets is more observable.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans held-for-sale and foreclosed real estate accounted for as REO, Rithm Capital applies the lower of cost or fair value accounting and may be required, from time to time, to record a nonrecurring fair value adjustment. Upon the occurrence of certain events, the Company re-measures the fair value of long-lived assets, including property, plant and equipment, SFR Properties, operating lease ROU assets, intangible assets and goodwill, if an impairment or observable price adjustment is recognized in the current period.

As of December 31, 2023 and 2022, assets measured at fair value on a nonrecurring basis were $84.8 million and $102.3 million, respectively. The $84.8 million of assets at December 31, 2023 include approximately $78.9 million of residential mortgage loans held-for-sale and $5.9 million of REO. The $102.3 million of assets at December 31, 2022 include approximately $91.8 million of residential mortgage loans held-for-sale and $10.5 million of REO. The fair value of Rithm Capital’s residential mortgage loans, held-for-sale is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans:

	Fair Value and Carrying Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2023
Performing loans	$57,038	6.1% – 8.3% (8.1%)	5.0 – 7.9 (5.9)	2.0% – 6.6% (3.7%)	2.6% – 5.9% (3.1%)	30.5% – 57.4% (37.3%)
Non-performing loans	21,839	7.7% – 9.1% (8.5%)	4.3 – 11.0 (5.7)	2.5% – 2.9% (2.7%)	1.4% – 13.9% (6.8%)	24.4% – 44.4% (32.9%)
Total / weighted average	$78,877	8.2%	5.8	3.4%	4.2%	36.1%
December 31, 2022
Performing loans	$72,595	5.3% – 8.7% (8.5%)	5.0 – 7.2 (5.2)	9.3% – 11.4% (9.4%)	4.3% – 8.3% (4.5%)	20.0% – 37.1% (23.9%)
Non-performing loans	19,219	8.7% – 9.1% (8.9%)	2.2 – 3.8 (2.9)	16.3% – 31.1% (24.6%)	13.7% – 27.5% (21.5%)	39.5% – 39.8% (39.6%)
Total / weighted average	$91,814	8.6%	4.7	12.6%	8.0%	27.2%
(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance.
(C)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 22%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the year ended December 31, 2023 consists of a valuation allowance of $1.9 million for residential mortgage loans and a reversal of valuation allowance of $1.7 million for REO.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the year ended December 31, 2022 consists of a reversal of valuation allowance of $8.3 million for residential mortgage loans and a reversal of valuation allowance of $0.7 million for REO.

21. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with SPEs, which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company evaluates its interests in each SPE for classification as a VIE.

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

For certain consolidated VIEs, Rithm Capital has elected to account for the assets and liabilities of these entities as CFEs. A CFE is a variable interest entity that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance under GAAP for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity.

Consolidated VIEs

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owned approximately 89.3% of Advance Purchaser as of December 31, 2023 and is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 7 for details.

Newrez Joint Ventures

A wholly-owned subsidiary of Newrez, Newrez Ventures LLC (formerly known as Shelter Mortgage Company LLC) (“Newrez Ventures”), is a mortgage originator specializing in retail originations. Newrez Ventures operates its business through a series of joint ventures (“Newrez Joint Ventures”) and is deemed to be the primary beneficiary of the joint ventures as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Residential Mortgage Loans

We securitize, sell and service residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. Certain of these activities may involve SPEs which, by their nature, are deemed to be VIEs.

We sell pools of conforming mortgage loans through GSE and Ginnie Mae sponsored programs with servicing retained. The Company has several financing vehicles in the form of mortgage loan participation and sale agreements with financial institutions, or Purchasers, to sell pools of agency residential mortgage loans.

Newrez Mortgage Participant LLC, NPF Trust EBO I and Newrez Trust II were formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Newrez’s residential mortgage loans held-for-sale (“MLHFS PC”). These facilities transfer the MLHFS PC in exchange for cash. Newrez is the primary beneficiary of the VIE and therefore consolidates the SPE. The transferred MLHFS PC is classified on the Consolidated Balance Sheets as residential mortgage loans, held-for-sale and the related warehouse credit facility liabilities as part of Secured Financing Agreements. Newrez retains the risks and benefits associated with the assets transferred to the SPEs.

Mortgage-Backed Securitization

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

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through the Consumer Loan Companies. As of December 31, 2023, Rithm Capital owns 53.5% of the limited liability company interests in and consolidates the Consumer Loan Companies.

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

Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly-owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust. As of December 31, 2023, the 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $353.6 million and an aggregate principal limit of approximately $461.2 million.

Consolidated Funds

In the ordinary course of business, Sculptor sponsors the formation of consolidated funds that are considered VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity. The assets of these consolidated funds may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated funds have no recourse against the assets of the Company. There is no recourse to the Company for the consolidated funds’ liabilities.

Sculptor consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of December 31, 2023, the consolidated notes payable due to third party had fair value of $218.2 million.

The structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2025. The credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.00%. The facility is also subject to an annual 1.15% unused commitment fee. As of December 31, 2023, the consolidated funds have not drawn on the facility.

See Note 19 and 20 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The tables below present the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

December 31, 2023	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Mortgage Loans Receivable	Consolidated Funds	Total
Assets
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, held-for-sale, at fair value	—	—	1,112,097	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	285,632
Mortgage loans receivable	—	—	—	—	353,594	—	353,594
Cash and cash equivalents	5,381	18,159	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	7,572	—	28,259
Other assets	9	688	—	4,325	4,531	340,929	350,482
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$365,697	$340,929	$2,521,407
Liabilities
Secured notes and bonds payable(A)	274,404	—	996,845	235,770	318,998	—	1,826,017
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	372	219,920	232,027
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$319,370	$219,920	$2,058,044
December 31, 2022
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	—	844,000
Consumer loans	—	—	—	363,756	—	—	363,756
Mortgage loans receivable	—	—	—	—	349,975	—	349,975
Cash and cash equivalents	34,084	28,404	23,473	—	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	—	31,000
Other assets	9	1,026	165,975	5,253	(238)	—	172,025
Total Assets	$429,201	$29,430	$1,063,694	$375,661	$359,105	$—	$2,257,091
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	312,918	—	1,694,468
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	349	—	33,108
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,267	$—	$1,778,901
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital, and the assets of the VIEs are not directly available to satisfy Rithm Capital’s obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s unconsolidated real estate bonds retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are grouped and presented as part of real estate and other securities on the Consolidated Balance Sheets:

	As of and for the Year Ended December 31,
	2023	2022
Residential mortgage loan UPB and other collateral	$10,901,751	$12,035,403
Weighted average delinquency(A)	4.20%	4.70%
Net credit losses	$163,125	$139,908
Face amount of debt held by third parties(B)	$9,857,607	$11,050,277

Carrying value of bonds retained by Rithm Capital(C)(D)	$963,953	$933,189
Cash flows received by Rithm Capital on these bonds	$155,972	$214,941
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

The following table summarizes the Company’s involvement with VIEs that are not consolidated related to the asset management business. The Company’s involvement is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital commitments.

	As of and for the Year Ended December 31,
	2023	2022
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,782,124	$—
Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	37,468	—
Income and fees receivable	43,250	—
Investments	533,026	—
Unfunded commitments(A)	207,575	—
Maximum Exposure to Loss	$821,319	$—
(A)Includes commitments from certain employees and executive managing directors in the amounts of $97.5 million and $0.0 million as of December 31, 2023 and December 31, 2022, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 23 regarding certain guarantees provided in connection with the investments. These investments are grouped and presented as part of Equity investments within other assets on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Carrying value of commercial real estate held within unconsolidated VIEs	$66,652	$—
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$29,210	$—

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital. These interests are related to noncontrolling interests in consolidated entities that hold Rithm Capital’s servicer advance investments (Note 7), the Newrez Joint Ventures, (Note 9), consumer loans (Note 10) and Sculptor.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	December 31, 2023			December 31, 2022
	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary
Advance Purchaser(A)	$104,458	10.7%	$11,157	$114,180	10.7%	$12,193
Newrez Joint Ventures	$16,607	49.5%	$8,220	$25,124	49.5%	$12,437
Consumer Loan Companies	$72,361	46.5%	$33,748	$91,263	46.5%	$42,437

Others’ interests in the net income (loss) is computed as follows:

	Year Ended December 31,
	2023			2022			2021
	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries
Advance Purchaser(A)	$7,978	10.7%	$852	$26,685	10.7%	$2,850	$(13,937)	12.9%	$(1,800)
Newrez Joint Ventures	$1,174	49.5%	$581	$5,487	49.5%	$2,716	$22,839	49.5%	$11,298
Consumer Loan Companies	$14,235	46.5%	$6,619	$49,892	46.5%	$23,200	$51,307	46.5%	$23,858
(A)Rithm Capital owned 89.3% of Advance Purchaser as of the years ended December 31, 2023, 2022 and 2021.

Noncontrolling interests related to Sculptor represents the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. The employees’ portion of carried interest is expensed and recorded within compensation and benefits on the Consolidated Statements of Operations, and therefore excluded in the calculation of noncontrolling interests. As of December 31, 2023, others’ interest in the net equity of consolidated subsidiaries related to Sculptor was $41.0 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
22. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share (the “ATM Shares”), having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made for the year ended December 31, 2023 under the ATM Program.

In December 2022, Rithm Capital’s board of directors authorized the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock through December 31, 2023. The objective of the stock repurchase program was to seek flexibility to return capital when deemed accretive to shareholders. Repurchases could be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the year ended December 31, 2023, we did not repurchase any shares of our common stock or our preferred stock.

On February 5, 2024, our board of directors renewed the stock repurchase program (see Note 27).

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series	2023	2022	2023	2022	Issuance Discount	Carrying Value(B)	2023	2022	2021
Series A, 7.50% issued July 2019(C)	$6,200	$6,200	$155,002	$155,002	3.15%	$149,822	$1.88	$1.88	$1.88
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	281,518	3.15%	272,654	1.78	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	397,584	3.15%	385,289	1.59	1.59	1.59
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	465,000	3.15%	449,489	1.75	1.75	0.72
Total	$51,964	$51,964	$1,299,104	$1,299,104		$1,257,254	$7.00	$7.00	$5.97
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On December 12, 2023, Rithm Capital’s board of directors declared fourth quarter 2023 preferred dividends of $0.47 per share of Series A, $0.45 per share of Series B, $0.40 per share of Series C and $0.44 per share of the 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (the “Series D”), or approximately $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8
December 12, 2023	January 2024	0.25	120.8

Common Stock Purchase Warrants

During the second quarter of 2020, the Company issued warrants (the “2020 Warrants”) in conjunction with the issuance of a term loan, which was fully repaid in the third quarter of 2020, that provided the holders the right to acquire, subject to anti-dilution adjustments, up to 43.4 million shares of the Company’s common stock in the aggregate. The 2020 Warrants were exercisable in cash or on a cashless basis, were set to expire on May 19, 2023 and were exercisable, in whole or in part, at any time or from time to time after September 19, 2020 at the following prices (subject to certain anti-dilution adjustments): approximately 24.6 million shares of common stock at $6.11 per share and approximately 18.9 million shares of common stock at $7.94 per share. As of December 31, 2023, no warrants remained outstanding.

The table below summarizes the 2020 Warrants activity in 2023:

	Number of Warrants (in millions)		Adjusted Weighted Average Exercise Price (per share)
	Initial	Adjusted(A)
December 31, 2022	22.4	25.6	6.1
Granted	—	—	—
Exercised(B)	(22.4)	(25.6)	6.1
Expired	—	—	—
December 31, 2023	—	—
(A)Reflects the incremental number of additional common stock issuable upon exercise of warrants in accordance with the warrant agreement.
(B)The warrants were exercised on a cashless basis, using the market price of the Company’s common stock on February 17, 2023, which was the last trading day preceding the date of exercise of the warrants, resulting in the issuance of approximately 9.3 million shares of the Company’s common stock on February 23, 2023.

Option Plan

The following table summarizes outstanding options for the periods presented:

	December 31,
	2023	2022
Held by the Former Manager	21,471,990	21,471,990
Issued to the independent directors	2,000	5,000
Total	21,473,990	21,476,990

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes outstanding options as of December 31, 2023. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock for the year ended December 31, 2023 was $10.68 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2023	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2023 (millions)
Directors	Various	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	6,861,363	9.36	9.05
Outstanding		21,473,990	21,285,018
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

The following table summarizes activity in outstanding options:

	Number of Options	Weighted Average Exercise Price
December 31, 2021	21,478,990
Granted	—	$—
Exercised	—	—
Expired	(2,000)	13.20
December 31, 2022	21,476,990
Granted	—	—
Exercised	—	—
Expired	(3,000)	14.24
December 31, 2023	21,473,990	See table above

Share-Based Compensation

On May 25, 2023, Rithm Capital’s stockholders adopted the Rithm Capital Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective as of May 25, 2023. The 2023 Plan replaced Rithm Capital’s Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, was amended and restated as of November 4, 2014 and as of February 16, 2023 and expired by its terms on April 29, 2023 (the “2013 Plan”). Any stock-based awards issued under the 2013 Plan will continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards. The Company may grant stock-based compensation to its officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the 2023 Plan include RSU and PSU awards and RSAs and may include other forms of equity-based compensation. RSU and PSU awards are an agreement to issue an equivalent number of shares of the Company’s common stock, plus any equivalent shares for dividends declared on the Company’s common stock, at the time the award vests. RSAs and RSU awards vest over a specified requisite service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair value. The fair value of granted awards is determined based on the closing price of the Company’s common stock on the date of grant of the awards. Stock-based compensation is recorded within Compensation and benefits in the Consolidated Statements of Operations and corresponding recording within Additional paid-in-capital in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity. For RSUs and RSAs, compensation expense is recognized using the accelerated attribution model over the vesting period. For PSU awards, the Company estimates the probability that the performance criteria will be achieved and recognizes compensation expense only for those awards expected to vest using the accelerated attribution model. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period. The Company does not estimate forfeiture rates but rather adjusts for forfeitures in the periods in which they occur. For RSUs and PSUs, the Company provides dividend equivalents for any dividends that are paid out during the period in between grant date and the date the shares are delivered upon vesting.

In February 2023 and December 2023, the Company granted RSU awards to employees with a grant date fair value of $11.6 million and $34.7 million, respectively, which vest ratably over a three-year period and two-year period, respectively. In February 2023, the Company also granted PSU awards to employees, which vest at the end of a three-year period provided that specified performance criteria are met. The fair value of the PSU awards granted during the year ended December 31, 2023 as of the grant date was $23.1 million, assuming the maximum levels of performance are achieved.

The table below summarizes the Company’s awards granted, forfeited or vested under the 2013 Plan and the 2023 Plan during the year ended December 31, 2023:

	Number of Shares				Weighted-Average Grant Date Price
	RSAs	RSUs	PSUs	Total	RSAs	RSUs	PSUs
Unvested Shares at December 31, 2022	578,034	—	—	578,034	$8.65	$—	$—
Granted	—	4,442,741	2,430,658	6,873,399	—	10.41	9.52
Accrued RSU and PSU dividend equivalents(A)	—	204,703	262,582	467,285	—	10.41	9.52
Vested	(192,678)	—	—	(192,678)	8.65	—	—
Forfeited	—	(23,003)	(46,006)	(69,009)	—	9.52	9.52
Unvested Shares at December 31, 2023(A)	385,356	4,624,441	2,647,234	7,657,031
(A)Number of PSUs assumes maximum levels of performance are achieved for outstanding unvested PSU awards.

For the year ended December 31, 2023, total stock-based compensation expenses recorded was $12.9 million. For the year ended December 31, 2023 for the RSU and PSU awards, there were no performance adjustments for actual performance achieved relative to the maximum and no vested shares. The fair value of the RSU and PSU awards forfeited during the year ended December 31, 2023 was $0.6 million. For the year ended December 31, 2023 for the RSAs, the fair value of vested shares after consideration of net settlement of the vested shares for tax withholding purposes was $0.7 million, and there were no forfeited shares.

At December 31, 2023, aggregate unrecognized compensation cost for all unvested RSA, RSU and PSU awards was $61.3 million (assuming maximum levels of performance are achieved), which is expected to be recognized over a weighted-average period of 2.4 years.

Long-Term Incentive Plan

In November 2023, the Company established a Long-Term Incentive Plan (“LTIP”) to provide incentive for the continued service of Sculptor employees. The number of profit units that are authorized for issuance under the LTIP is 1,000,000 (“Profit Units”).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The Profit Units have an end date of December 31, 2028 (“End Date”) that vest subject to continued employment over a period of time set forth in the applicable award agreement and the achievement of a specified minimum performance internal rate of return (“IRR”) hurdle. The Profit Units’ service condition is satisfied in three equal installments on each of the third, fourth and fifth anniversaries of the grant date. Once vested, each Profit Unit represents a right to participate in distributions from Sculptor in accordance with a distribution waterfall dependent on the achieved performance IRR and the value realized by the Company in a monetization event or the End Date, whichever is earlier. In case of a monetization event or End Date, the vested awards are settled in cash.

Profit Units are liability classified equity-based awards due to a cash settlement feature. As such, the fair value of these awards is initially determined at the date of grant and is remeasured at each reporting period until settlement. Compensation expense is recognized on an accelerated basis (i.e. each tranche is recognized over its respective service period), over the requisite service period to the extent the performance condition is met or deemed probable. The requisite service period for these awards was estimated to be 5 years at the time of the grant.

During the year ended December 31, 2023, the Company awarded Profit Units with a grant date fair value of $21.7 million. For the year ended 2023, the Company recorded equity-based compensation expense on Profit Units of $1.2 million presented within compensation and benefits in the Consolidated Statements of Operations. As of December 31, 2023, the share-based compensation liability related to the Profit Units was $1.2 million presented within accrued expenses and other liabilities in the Consolidated Balance Sheets. As of December 31, 2023, there was $20.5 million of estimated unrecognized compensation expense related to unvested Profit Units where it is probable that the performance condition will be met with a weighted-average amortization period of 2.88 years.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$630,674	$983,285	$805,582
Noncontrolling interests in income of consolidated subsidiaries	8,417	28,766	33,356
Dividends on preferred stock	89,579	89,726	66,744
Net income (loss) attributable to common stockholders	$532,678	$864,793	$705,482

Basic weighted average shares of common stock outstanding	481,934,951	468,836,718	451,276,742
Dilutive effect of stock options, restricted stock, common stock purchase warrants, RSUs and PSUs(A)(B)	1,781,764	12,799,407	16,388,264
Diluted weighted average shares of common stock outstanding	483,716,715	481,636,125	467,665,006

Basic earnings (loss) per share attributable to common stockholders	$1.11	$1.84	$1.56
Diluted earnings (loss) per share attributable to common stockholders	$1.10	$1.80	$1.51
(A)Stock options, and common stock purchase warrants that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share for the periods where they were out-of-the money or a loss has been recorded because they would have been anti-dilutive for the period presented. There were no anti-dilutive common stock purchase warrants for all periods presented.
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

In 2023, in connection with the Sculptor Acquisition, litigation was filed against Sculptor alleging, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board, violated their fiduciary duties and sought, among other things, to enjoin the transaction with Rithm Capital. An agreement was reached in principle by the parties to settle all claims of the litigation. The parties executed and filed the Stipulation and Agreement of Settlement, Compromise and Release in connection with the settlement, pending a final hearing for the settlement.

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

Capital Commitments — As of December 31, 2023, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 6 for MSR investment commitments and to Note 27 for additional capital commitments entered into subsequent to December 31, 2023, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and the Mortgage Company, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 6 and 7 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2023, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $51.7 million and $1.8 billion, respectively. See Note 6 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, Rithm Capital may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 9 for information regarding Rithm Capital’s residential mortgage loans.

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $176.6 million of unfunded and available revolving credit privileges as of December 31, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — Crowne Property Acquisitions, LLC, a wholly-owned subsidiary of Rithm Capital, executed a purchase and sales agreement with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the third quarter of 2024. As of December 31, 2023, 152 SFR properties have been delivered to Rithm Capital pursuant to this arrangement.

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $591.5 million and $3.6 million, respectively, of additional advances on existing mortgage loans as of December 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

•Equity Investments — As part of its investment commitment in certain commercial real estate projects, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations.

•Fund Commitments — The Company, through Sculptor, has unfunded capital commitments of $207.6 million to certain funds Sculptor manages, of which $70.2 million relates to commitments of Sculptor’s consolidated structured alternative investment solution. The remaining $137.4 million relates to commitments of Sculptor to unconsolidated funds. Approximately $97.5 million of Sculptor’s commitments will be funded by contributions to Sculptor from certain employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 5 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At December 31, 2023, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 19.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
24. RELATED PARTY TRANSACTIONS

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

Loan Agreement

In July 2023, Rithm Capital entered into an agreement that holds a limited partnership interest in a commercial real estate development project. Rithm Capital’s limited partnership interest is accounted for under the equity method and is recorded within other assets on the Consolidated Balance Sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a term of 36 months unless otherwise extended with the entity. This loan is included in Mortgage Loans Receivable, at fair value on Rithm Capital’s Consolidated Balance Sheets.

Due from Related Parties

Amounts due from related parties relate primarily to amounts due from the funds for expenses paid on their behalf. These amounts are reimbursed to the Company on an ongoing basis.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

The Company, through Sculptor, earns substantially all of its management fees and incentive income from the funds, which are considered related parties as Sculptor manages the operations of and makes investment decisions for these funds.

As of December 31, 2023, approximately $665.1 million of the Company’s AUM represented investments by Sculptor, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of December 31, 2023, approximately 49% of these AUM were not charged management fees or incentive income.

Investment in Structured Alternative Investment Solution

In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by Sculptor. Sculptor invested approximately $127.8 million in the vehicle. See Note 20 and Note 21 for additional details on the structured alternative investment solution.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
25. INCOME TAXES

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$5,030	$4,253	$5,556
State and local	416	4,096	1,470
Foreign	377	—	—
Total current income tax expense (benefit)	$5,823	$8,349	$7,026
Deferred:
Federal	76,380	227,825	130,696
State and local	39,430	43,342	20,504
Foreign	526	—	—
Total deferred income tax expense (benefit)	116,336	271,167	151,200
Total income tax expense (benefit)	$122,159	$279,516	$158,226

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2023. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including origination and servicing, asset management and our investment portfolio, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 4 for further details.

The decrease in income tax expense for the year ended December 31, 2023 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs, and swaps held within taxable entities, offset by income generated by the origination and servicing and asset management business segments.

The increase in income tax expense for the year ended December 31, 2022 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs and swaps held within taxable entities, as well as income generated by the servicing business segment.

As part of the Sculptor Acquisition, Rithm Capital acquired a net deferred tax asset of $305.0 million, primarily composed of net operating losses and tax deductible goodwill. As of December 31, 2023, Sculptor recorded a net deferred tax asset of $279.0 million, which is reported within other assets in the Consolidated Balance Sheets. As of December 31, 2023, Rithm Capital recorded a net deferred tax liability of $801.9 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The difference between Rithm Capital’s reported provision for income taxes and the U.S. federal statutory rate of 21.0% is as follows:

	December 31,
	2023	2022	2021
Provision at the statutory rate	21.00%	21.00%	21.00%
Non-taxable REIT income	(11.14)%	(3.36)%	(7.38)%
State and local taxes	3.71%	4.05%	3.86%
Foreign taxes	0.21%	—%	—%
Change in state tax rate	1.14%	—%	—%
Return to provision	—%	—%	(1.10)%
Change in valuation allowance	0.82%	—%	—%
Other	0.74%	0.44%	0.05%
Total provision	16.48%	22.13%	16.43%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Net operating losses and tax credit carryforwards(A)	$169,907	$23,627
Basis differences related to assets and investments	90,395	32,447
Goodwill	202,023	26,289
Fixed Asset Depreciation	2,536	—
Accrued expenses	47,086	44,572
Other	5,822	1,573
Total deferred tax assets	517,769	128,508
Less: valuation allowance	(34,563)	—
Net deferred tax assets	$483,206	$128,508

Deferred tax liabilities:
Mortgage servicing rights	$(923,311)	$(791,691)
Basis differences related to assets and investments	(81,061)	(26,832)
Fixed asset depreciation	—	(19,302)
Other	(1,672)	(2,538)
Total deferred tax (liability)	$(1,006,044)	$(840,363)

Net deferred tax assets (liability)	$(522,838)	$(711,855)
(A)As of December 31, 2023, Rithm Capital’s TRSs had approximately $610.4 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately, $420.9 million of federal and state net operating losses are subject to an annual Internal Revenue Code Section 382 limitation. The federal and state net operating loss carryforwards will begin to expire between 2027 and 2042. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs ability to generate sufficient taxable income prior to the expiration of the carryforward period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	December 31,
	2023	2022	2021
Sculptor Acquisition (Note 3)	32,340	—	—
Net change	2,223	—	—
Ending Balance	34,563	—	—

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2023, the Company has recorded a valuation allowance of $34.6 million related to Sculptor’s foreign income tax credits with limited carryforward period available, as well as, Sculptor’s Federal and New York State and City net operating losses, which are limited pursuant to Internal Revenue Code Section 382 as a result of the Company’s acquisition of Sculptor. The net increase in the valuation allowance relates primarily to New York state rate changes.

Rithm Capital and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, Rithm Capital is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2020. Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of operations. As of December 31, 2023, Rithm Capital has no material uncertainties to be recognized. Rithm Capital does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2023(A)	$1.25	100.00%	—%	—%
2022(B)	$0.41	41.47%	—%	58.53%
2021(C)	$0.50	58.84%	—%	41.16%
(A)The entire $0.25 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2023.
(B)The entire $0.25 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(C)The entire $0.25 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2023(A)	$1.88	100%	—%	—%
2022(B)	$1.88	100%	—%	—%
2021(C)	$1.88	100%	—%	—%
(A)The entire $0.47 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(B)The entire $0.47 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(C)The entire $0.47 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2023(A)	$1.78	100%	—%	—%
2022(B)	$1.78	100%	—%	—%
2021(C)	$1.78	100%	—%	—%
(A)The entire $0.45 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(B)The entire $0.45 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(C)The entire $0.45 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

Series C Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2023(A)	$1.59	100%	—%	—%
2022(B)	$1.59	100%	—%	—%
2021(C)	$1.59	100%	—%	—%
(A)The entire $0.40 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(B)The entire $0.40 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(C)The entire $0.40 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

Series D Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2023(A)	$1.75	100%	—%	—%
2022(B)	$1.75	100%	—%	—%
2021(C)	$0.28	100%	—%	—%
(A)The entire $0.44 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(B)The entire $0.44 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
(C)The entire $0.28 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
26. ASSET MANAGEMENT REVENUES

Rithm Capital acquired Sculptor on November 17, 2023 as part of its strategy to expand its asset management capabilities (Note 3).

The following table presents the composition of asset management revenues:

	Year Ended December 31,
	2023(A)	2022	2021
Management fees	$29,465	$—	$—
Incentive income	50,804	—	—
Other asset management revenue	2,412	—	—
Total asset management revenues	$82,681	$—	$—
(A)Income recognized as revenues after acquisition of Sculptor for the period of November 17, 2023 to December 31, 2023.

The following table presents the composition of the Company’s income and fees receivable through Sculptor:

	December 31,	December 31,
	2023	2022
Management fees receivable	$23,757	$—
Incentive income receivable	35,377	—
Total income and fees receivable	$59,134	$—

The Company recognizes management fees over the period in which the performance obligation is satisfied, and such management fees are generally recognized at the end of each reporting period. The Company records incentive income when it is probable that a significant reversal of income will not occur. The majority of management fees and incentive income receivable at each balance sheet date is generally collected during the following quarter.

The following table presents the Company’s unearned income and fees through Sculptor:

	December 31,	December 31,
	2023	2022
Unearned management fees	$1	$—
Unearned incentive income	37,467	—
Total unearned income and fees	$37,468	$—
A liability for unearned incentive income is generally recognized when Sculptor receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter.

27. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2023 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On February 5, 2024, our board of directors approved a stock repurchase program authorizing the repurchase of up to $200.0 million of our common stock and $100.0 million of our preferred stock for the period from January 1, 2024 through December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Sculptor, which the Company acquired on November 17, 2023, as discussed in Note 3. Business Acquisitions of the Notes to the Consolidated Financial Statements. The Company has included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. The Company noted that prior to the acquisition, Sculptor was a public company subject to an evaluation of internal control over financial reporting and therefore already had a controlled process in place. Further, as part of the acquisition, Sculptor adjusted balance sheet-related items to fair value, which were then included in the Company’s assessment of the balance sheet as of November 17, 2023. The Company noted no significant changes between the acquisition date of November 17, 2023 and year end. Total revenue and net income subject to Sculptor’s internal control over financial reporting are not material given the short period of time between the acquisition date and year end. Total assets and net assets subject to Sculptor’s internal control over financial reporting represented approximately 4.8% and 9.5% of the Company’s consolidated total assets and net assets, respectively, as December 31, 2023.

Based on our assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. “Consolidated Financial Statements.”

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2023 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Definitive Proxy Statement under the headings “Executive Compensation” (other than the information under the subheading “Pay Versus Performance”) and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the heading “Security Ownership of Management and Certain Beneficial Owners.”

See also “Omnibus Incentive Plan” in Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Definitive Proxy Statement under the headings “Proposal No. 1 Election of Directors—Determination of Director Independence” and “Certain Relationships and Related Person Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Definitive Proxy Statement under the heading “Proposal No. 2 Approval of Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm—Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial statements and schedules:
See “Consolidated Financial Statements.”
(b) Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Sculptor Capital LP, Sculptor Capital Advisors LP, Sculptor Capital Advisors II LP, Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP and Calder Sub III, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 24, 2023)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 12, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, Calder Sub III, LP, Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 12, 2023)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 26, 2023, by and among Rithm Capital Corp., Sculptor Capital Management, Inc., Calder Sub, Inc., Calder Sub I, LP, Calder Sub II, LP, Calder Sub III, LP, Sculptor Capital LP, Sculptor Capital Advisors LP and Sculptor Capital Advisors II LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 27, 2023)

3.1	Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to Rithm Capital Corp.’s Current Report on Form 8-K, filed August 2, 2022)

3.4	Amended and Restated Bylaws of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 2, 2022)

3.5	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A, filed July 2, 2019)

3.6	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed August 15, 2019)

3.7	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to the Company’s Form 8-A, filed February 14, 2020)

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

4.5	Second Amended and Restated Indenture, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 7, 2018)

4.6	Omnibus Amendment to Term Note Indenture Supplements, dated as of August 17, 2017, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed August 22, 2017)

4.7	Omnibus Amendment to Certain Agreements Relating to the NRZ Advance Receivables Trust 2015-ON1, dated as of September 7, 2018, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, New Residential Mortgage LLC, Credit Suisse AG, New York Branch, New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and New Residential Investment Corp. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 7, 2018)

4.8	Third Amended and Restated Indenture, dated as of July 25, 2019, by and among NRZ Advance Receivables Trust 2015-ON1, Deutsche Bank National Trust Company, PHH Mortgage Corporation, HLSS Holdings, LLC, New Residential Mortgage LLC, Newrez LLC, d/b/a Shellpoint Mortgage Servicing and Credit Suisse AG, New York Branch (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed July 26, 2019)

4.9	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed May 16, 2014)

4.10	Indenture, dated as of September 16, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.11	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.1+	Form of Indemnification Agreement by and between Rithm Capital Corp. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.2+	Rithm Capital Corp. 2023 Omnibus Incentive Plan, adopted as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2023)

10.3+	Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

10.4+	Amended and Restated Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5+	Amended and Restated Rithm Capital Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of February 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.6	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.7	Second Amended and Restated Limited Liability Company Agreement of SpringCastle Acquisition LLC, dated as of March 31, 2016 (incorporated by reference to Exhibit 10.37 to New Residential Investment Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.8#	Master Agreement, dated as July 23, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.9	Amendment No. 1 to Master Agreement, dated as of October 12, 2017, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.10#	Transfer Agreement, dated as of July 23, 2017, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.11#	Amendment No. 1 to the Transfer Agreement, dated January 18, 2018, by and among Ocwen Loan Servicing, LLC, New Residential Mortgage LLC, Ocwen Financial Corporation and New Residential Investment Corp. (incorporated by reference to Exhibit 10.44 to Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.12#	Subservicing Agreement, dated as of July 23, 2017, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017)

10.13#	Amendment No. 1 to Subservicing Agreement, dated as of August 17, 2018, by and between New Residential Mortgage LLC and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.14	Amendment No. 2 to Subservicing Agreement, dated as of October 5, 2020, by and between New Residential Mortgage LLC and PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC) (incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.15#	New RMSR Agreement, dated as of January 18, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018)

10.16#	Amendment No. 1 to New RMSR Agreement, dated as of August 17, 2018, by and among Ocwen Loan Servicing, LLC, HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.17#
Amendment No. 2 to New RMSR Agreement, dated as of October 5, 2020, by and among PHH Mortgage Corporation (as successor by merger to Ocwen Loan Servicing, LLC), HLSS Holdings, LLC, HLSS MSR - EBO Acquisition LLC, and New Residential Mortgage LLC (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.18#	Subservicing Agreement, dated as of August 17, 2018, by and between New Penn Financial, LLC, d/b/a Shellpoint Mortgage Servicing and Ocwen Loan Servicing, LLC (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018)

10.19
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

10.20	Call Rights Letter Agreement, dated as of March 31, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.21#	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among Rithm Capital Corp. (formerly New Residential Investment Corp.), as Parent and the Borrower, and Certain Subsidiaries of Rithm Capital Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.22	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.23	Registration Rights Agreement, dated May 19, 2020, by and among Rithm Capital Corp. (formerly New Residential Investment Corp.) and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.24+	Employment Agreement, dated as of June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Michael Nierenberg

10.25+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr.

10.26+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Philip Sivin

10.27†	Transaction Support Agreement, dated as of October 26, 2023, by and among Rithm Capital Corp., Daniel S. Och, Harold Kelly, Jr., Richard Lyon, James O’Connor, Zoltan Varga and the other stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2023)

21.1*	List of Subsidiaries of Rithm Capital Corp.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Rithm Capital Corp. Clawback Policy

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Part I, Item 1. “Business—Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”

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

February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 16, 2024		February 16, 2024

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 16, 2024		February 16, 2024

By:	/s/ Peggy Hwan Hebard	By:	/s/ Andrew Sloves
Peggy Hwan Hebard		Andrew Sloves
Director		Director
February 16, 2024		February 16, 2024

By:	/s/ Patrice M. Le Melle
Patrice M. Le Melle
Director
February 16, 2024