Form 10-Q
period 2024-03-31
Rithm Capital Corp.
filed 2024-05-03
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or
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
Common stock, $0.01 par value per share: 483,477,713 shares outstanding as of April 26, 2024.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These risks include, among others:

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
•the mortgage lending and origination- and servicing-related regulations promulgated by the Consumer Financial Protection Bureau, as well as other federal, state and local governmental and regulatory authorities and enforcement of such regulations;
•risks related to our Asset Management business, which includes Sculptor Capital Management, Inc. (“Sculptor”) and Sculptor’s funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risk related to investment professionals, leverage risk, diligence risk, liquidity risk, valuation risk, risk related to minority investments, foreign investment risk, regulatory risk, risk related to hedging and risk management and investment strategy risk;
•our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition of Sculptor;
•risks associated with our Genesis Capital LLC (“Genesis”) business, including, but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•risks associated with our single-family rental (“SFR”) business, including, but not limited to the impact of seasonal fluctuations, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for the United States of America (“US”) federal income tax purposes and limits on our operations from maintaining REIT status;
•risks related to the legislative/regulatory environment, including, but not limited to, the impact of regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, US government programs intended to grow the economy, future changes to tax laws, regulatory supervision by the Financial Stability Oversight Council, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”) and legislation that permits modification of the terms of residential mortgage loans;
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
•increased focus related to environmental, social and governance issues, including, but not limited to, climate change and related regulations, and any impact such focus could have on our reputation;
•impact from any of our current or future acquisitions, including, but not limited to, our acquisition of Computershare Mortgage Services Inc. and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and our ability to successfully complete such acquisitions and integrate the acquired assets, entities, employees and assumed liabilities;
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

We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the US Securities and Exchange Commission’s website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,706,723	$8,405,938
Real estate and other securities (includes $15,289,314 and $9,757,664 at fair value, respectively)	15,314,199	9,782,217
Residential mortgage loans, held-for-investment, at fair value	365,398	379,044
Residential mortgage loans, held-for-sale (includes $3,691,700 and $2,461,865 at fair value, respectively)(A)	3,766,115	2,540,742
Consumer loans, held-for-investment, at fair value(A)	1,103,799	1,274,005
Single-family rental properties	1,007,172	1,001,928
Mortgage loans receivable, at fair value(A)	2,384,744	2,232,913
Residential mortgage loans subject to repurchase(B)	1,845,889	1,782,998
Cash and cash equivalents(A)	1,136,437	1,287,199
Restricted cash(A)	394,546	385,620
Servicer advances receivable	2,586,409	2,760,250
Other assets (includes $1,525,970 and $1,489,419 at fair value, respectively)(A)	3,509,497	3,478,931
	$42,120,928	$35,311,785
Liabilities and Equity

Liabilities
Secured financing agreements(A)	$18,271,046	$12,561,283
Secured notes and bonds payable (includes $545,984 and $554,800 at fair value, respectively)(A)	10,045,375	10,679,186
Residential mortgage loan repurchase liability(B)	1,845,889	1,782,998
Unsecured notes, net of issuance costs	1,205,411	719,004
Payable for investments purchased	1,271,542	—
Dividends payable	135,695	135,897
Accrued expenses and other liabilities (includes $251,709 and $333,688 at fair value, respectively)(A)	2,102,598	2,332,379
	34,877,556	28,210,747
Commitments and Contingencies (Note 22)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,477,713 and 483,226,239 issued and outstanding, respectively	4,836	4,833
Additional paid-in capital	6,075,080	6,074,322
Retained earnings (accumulated deficit)	(232,119)	(373,141)
Accumulated other comprehensive income	44,501	43,674
Total Rithm Capital stockholders’ equity	7,149,552	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries(C)	93,820	94,096
Total equity	7,243,372	7,101,038
	$42,120,928	$35,311,785
(A)The Company's Consolidated Balance Sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Rithm Capital Corp.). As of March 31, 2024 and December 31, 2023, total assets of consolidated VIEs were $2.6 billion and $2.5 billion, respectively, and total liabilities of consolidated VIEs were $2.1 billion and $2.1 billion, respectively. See Note 20 for further details.
(B)See Note 5 for details.
(C)See Note 20 for details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$470,203	$469,839
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839) and $(105,691) respectively)	84,175	(142,304)
Servicing revenue, net	554,378	327,535
Interest income	448,179	346,614
Gain on originated residential mortgage loans, held-for-sale, net	149,545	109,268
Other revenues	58,348	58,144
	1,210,450	841,561
Asset Management
Asset management revenues	75,860	—
	1,286,310	841,561

Expenses
Interest expense and warehouse line fees	414,365	309,068
General and administrative	195,118	167,155
Compensation and benefits	235,778	188,880
	845,261	665,103

Other Income (Loss)
Realized and unrealized gains (losses), net	(68,134)	(78,149)
Other income (loss), net	7,984	(25,166)
	(60,150)	(103,315)
Income (loss) before income taxes	380,899	73,143
Income tax expense (benefit)	93,412	(16,806)
Net Income (loss)	$287,487	$89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,452	(1,300)
Dividends on preferred stock	22,395	22,395
Net income (loss) attributable to common stockholders	$261,640	$68,854

Net Income (loss) per share of common stock
Basic	$0.54	$0.14
Diluted	$0.54	$0.14
Weighted average number of shares of common stock outstanding
Basic	483,336,777	478,167,178
Diluted	485,931,501	482,846,911

Dividends declared per share of common stock	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$287,487	$89,949
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities, net	1,603	2,980
Cumulative translation adjustment	(870)	—
Deferred taxes	94	—
Comprehensive income (loss)	288,314	92,929
Comprehensive income (loss) attributable to noncontrolling interests	3,452	(1,300)
Dividends on preferred stock	22,395	22,395
Comprehensive income (loss) attributable to common stockholders	$262,467	$71,834

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,869)	—	(120,869)	—	(120,869)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital contributions	—	—	—	—	—	—	—	—	2,138	2,138
Capital distributions	—	—	—	—	—	—	—	—	(5,866)	(5,866)
Director share grants and employee non-cash stock-based compensation	—	—	251,474	3	758	251	—	1,012	—	1,012
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	284,035	—	284,035	3,452	287,487
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	1,603	1,603	—	1,603
Cumulative translation adjustment	—	—	—	—	—	—	(870)	(870)	—	(870)
Deferred taxes	—	—	—	—	—	—	94	94	—	94
Total comprehensive income (loss)								284,862	3,452	288,314
Balance at March 31, 2024	51,964,122	$1,257,254	483,477,713	$4,836	$6,075,080	$(232,119)	$44,501	$7,149,552	$93,820	$7,243,372

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	7,010,068
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,754)	—	(120,754)	—	(120,754)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(5,430)	(5,430)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and employee non-cash stock-based compensation	—	—	15,300	—	125	—	—	125	—	125
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	91,249	—	91,249	(1,300)	89,949
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	2,980	2,980	—	2,980
Total comprehensive income (loss)								94,229	(1,300)	92,929
Balance at March 31, 2023	51,964,122	$1,257,254	483,017,747	$4,832	$6,062,051	$(470,562)	$40,631	$6,894,206	$60,337	$6,954,543

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$287,487	$89,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	341,744	243,258
Change in fair value of equity investments	(6,012)	2,098
Change in fair value of secured notes and bonds payable	4,605	2,500
(Gain) loss on settlement of investments, net	(274,709)	(167,609)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(149,545)	(109,268)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(2,166)	(3,276)
Accretion and other amortization	(21,091)	(18,270)
Provision (reversal) for credit losses on securities, loans and REO	462	(2,803)
Non-cash portions of servicing revenue, net	(76,376)	149,730
Deferred tax provision	90,628	(16,822)
Mortgage loans originated and purchased for sale, net of fees	(11,439,065)	(7,531,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	10,114,343	8,227,517
Interest received from servicer advance investments, RMBS, loans and other	13,488	13,705
Changes in:
Servicer advances receivable, net	165,425	230,596
Other assets	29,916	50,472
Accrued expenses and other liabilities	(223,335)	21,346
Net cash provided by (used in) operating activities	(1,144,201)	1,181,267
Cash Flows From Investing Activities
Purchase of US Treasuries	(4,733,368)	—
Purchase of servicer advance investments	(212,656)	(232,446)
Purchase of RMBS	(16,928)	(2,883,278)
US Treasury short sales	1,425,370	—
Reverse repurchase agreements entered	(1,256,872)	—
Purchase of residential mortgage loans	—	(1,269)
Purchase of Single-family rental (“SFR”) properties, MSRs and other assets	(63,877)	(4,607)
Draws on revolving consumer loans	(4,113)	(6,831)
Origination of mortgage loans receivable	(649,698)	—
Net settlement of derivatives	371,827	225,560
Return of investments in Excess MSRs	10,423	7,821
Principal repayments from servicer advance investments	224,039	240,331
Principal repayments from RMBS	177,333	155,002
Principal repayments from residential mortgage loans	12,187	8,272
Principal repayments from consumer loans	153,479	24,784
Principal repayments from mortgage loans receivable	505,091	—
Proceeds from sale of MSRs and MSR financing receivables	(671)	1,357
Proceeds from sale of RMBS	—	1,869,053
Proceeds from sale of REO	5,216	5,678
Net cash provided by (used in) investing activities	(4,053,218)	(590,573)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Financing Activities
Repayments of secured financing agreements	(18,055,590)	(11,327,261)
Repayments of warehouse credit facilities	(10,778,294)	(8,473,149)
Repayment of unsecured senior notes	(275,000)	—
Net settlement of margin deposits under repurchase agreements and derivatives	(346,569)	(387,780)
Repayments of secured notes and bonds payable	(1,405,197)	(1,677,534)
Deferred financing fees	(8,298)	(2,103)
Dividends paid on common and preferred stock	(143,298)	(140,968)
Borrowings under secured financing agreements	22,495,882	12,240,027
Borrowings under warehouse credit facilities	12,047,306	8,062,420
Borrowings under secured notes and bonds payable	761,266	1,303,796
Proceeds from issuance of unsecured senior notes	767,103	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(3,728)	(5,430)
Net cash provided by (used in) financing activities	5,055,583	(407,982)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(141,836)	182,712

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	$1,672,819	$1,617,634

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,530,983	$1,800,346

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	419,701	286,434
Cash paid during the period for income taxes	1,259	402

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	143,149
Transfer from residential mortgage loans to REO and other assets	5,917	6,025
Real estate securities retained from loan securitizations	34,203	—
Residential mortgage loans subject to repurchase	1,845,889	1,189,907
Purchase of Agency RMBS, settled after quarter-end	1,271,542	—
Cashless exercise of 2020 warrants (par)	—	93

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1.    BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital” or the “Company”), a Delaware corporation formed in September 2011 as a limited liability company (commenced operations in December 2011), is a global asset manager focused on real estate, credit and financial services.

Prior to June 17, 2022, Rithm Capital operated under a management agreement (the “Management Agreement”) with FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. Effective June 17, 2022, Rithm Capital entered into an internalization agreement with the Former Manager, pursuant to which the Management Agreement was terminated, the Company internalized its management functions (such transactions, the “Internalization”) and, in connection with the Internalization, the Company agreed to pay the Former Manager $400.0 million (subject to certain adjustments), which payments were completed by December 15, 2022. As a result of the Internalization, Rithm Capital operates as an internally managed real estate investment trust (“REIT”).

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rentals (“SFR”), title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enables it to maximize the value of its investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. Rithm Capital operates its asset management business primarily through its wholly-owned subsidiary, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates. Sculptor, acquired on November 17, 2023, is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

As of March 31, 2024, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate.

Rithm Capital’s servicing and origination businesses operated through its wholly-owned subsidiaries Newrez, New Residential Mortgage LLC (“NRM”) and Caliber Home Loans Inc. (“Caliber”), through December 31, 2023. The operations of Caliber were fully integrated into Newrez in the fourth quarter of 2023. The Company’s residential mortgage origination business sources and originates loans through four distinct channels: Direct to Consumer, Retail, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients performing and special servicing capabilities. Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), focused on the acquisition and management of the SFR properties and (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business. The Company also has investments in Guardian Asset Management (“Guardian”), a national provider of field services and property management services.

Rithm Capital, through NRM and Newrez, is licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“US”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.”

Newrez sells substantially all of the mortgage loans that it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the GSEs and Ginnie Mae. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), United States Department of Agriculture or Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such agencies.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Rithm Capital has elected and intends to qualify to be taxed as a REIT for US federal income tax purposes. As such, Rithm Capital will generally not be subject to US federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 24 for additional information regarding Rithm Capital’s taxable REIT subsidiaries (“TRSs”).

Agreement to Acquire Computershare Mortgage Services Inc.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), for a purchase price of approximately $720 million (the “Computershare Acquisition”). The Computershare Acquisition, and simultaneous merger of SLS and Newrez, was completed on May 1, 2024. Refer to Note 26 for further information.

Transactions with Great Ajax Corp.

On February 26, 2024, Rithm Capital entered into a transaction with Great Ajax Corp. (“Great Ajax”). As part of the transaction, Great Ajax entered into a one-year term loan agreement with a subsidiary of Rithm Capital for up to $70 million, which commitment is reduced under certain circumstances set forth therein. As of March 31, 2024, Great Ajax has not drawn on the term loan. Additionally, subject to Great Ajax shareholders’ approval, Great Ajax will enter into a management agreement with an affiliate of Rithm Capital to serve as Great Ajax’s external manager. In connection with the execution of the term loan agreement, Great Ajax will issue five-year warrants to Rithm Capital, based on amounts drawn under the loan facility (subject to a specified minimum), exercisable for shares of Great Ajax’s common stock. Great Ajax and Rithm Capital have also entered into a securities purchase agreement, pursuant to which Great Ajax will issue Rithm Capital $14 million in Great Ajax common stock. The closing of the purchase of common stock, as well as other aspects of the transaction, are subject to Great Ajax stockholder approval expected in the second quarter of 2024. In addition, during the first quarter of 2024, the Company acquired a pool of performing and non-performing residential mortgage loans with unpaid principal balance of $245.3 million from Great Ajax.

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP” or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities deemed to be VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital uses the equity method of accounting whereby it records its share of the underlying income of such entities. Distributions from equity method investees are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities or stockholders’ equity.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized on long-lived assets for the three months ended March 31, 2024. Subsequently, if events or market conditions affect the estimated fair value of an impaired long-lived asset, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s Excess mortgage servicing rights (“Excess MSRs”), mortgage servicing rights (“MSRs”), MSR financing receivables, servicer advance investments, Non-Agency RMBS and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

Use of Estimates — The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities, goodwill and intangible assets, and the disclosure of contingent assets and liabilities at the reporting date. Actual results could differ from those estimates and such differences could be material.

Foreign Currency — The functional currency of substantially all of the Company’s consolidated subsidiaries is the US dollar, as their operations are considered extensions of the US parent’s operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into US dollars at the closing rates of exchange on the balance sheet date. Nonmonetary assets and liabilities denominated in foreign currencies are remeasured into US dollars using the historical exchange rate. As a result, no transaction gains or losses are recognized for nonmonetary assets and liabilities. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general and administrative on the Consolidated Statements of Operations. Unrealized gains and losses due to changes in exchange rates related to investments denominated in a currency other than an entity’s functional currency are reported in net realized and unrealized gains (losses) in the Consolidated Statements of Operations.

The Company has a subsidiary acquired as part of the acquisition of Sculptor whose functional currency is the Euro, and the financial statements of such entity are translated into US dollars using the exchange rates prevailing at the end of each reporting period, and the statement of operations of the entity is translated using the rate in effect on the date of any relevant transaction. Gains and losses arising from the translation of monetary assets and liabilities are recorded as a cumulative translation adjustment in the Consolidated Statements of Comprehensive Income and are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

See Note 2 in the Company’s Annual Report for the complete listing of the significant accounting policies.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard was issued to ease the accounting effects of reform to the London Interbank Offered Rate (“LIBOR”) and other reference rates. The standard provides optional expedients and exceptions for applying GAAP to debt, derivatives and other contracts affected by reference rate reform. The standard was effective as of March 2020. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 deferring the expiration date to December 31, 2024. As of June 30, 2023, the Company has transitioned from LIBOR to an alternative benchmark. The Company's financing arrangements have provisions in place that provide for an alternative to LIBOR. In addition, the Company has amended the terms of certain financing arrangements, where necessary, to transition or direct the transition to an alternative benchmark. The Company does not currently intend to amend the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”), the 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) or the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) to change the existing USD-LIBOR cessation fallback language.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard is effective for interim and annual periods beginning after December 15, 2023. The Company’s adoption of the new standard did not have a material effect on its consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profit interests and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation-Stock Compensation. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The Company does not expect the adoption of ASU 2024-01 to have a material effect on its consolidated financial statements.

3.    SEGMENT REPORTING

At March 31, 2024, Rithm Capital’s reportable segments included (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, senior unsecured notes (Note 18) and related interest expense.

In 2023, Rithm Capital reevaluated the composition and number of its reportable segments based on the significance of certain business activities to its operations and performance evaluation. Based on this reevaluation, the Company revised its presentation and composition of reportable segments. In conjunction with the acquisition of Sculptor, the Company reevaluated portfolio management to reflect its strategic growth as an asset manager, while maintaining its core business lines. The Asset Management segment was therefore identified and reported in 2023, to primarily reflect operations of Sculptor. The Investment Portfolio consists of previously segregated segments (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments previously reflected within the Corporate segment. The Company aggregated these segments to reflect is approach to allocating capital and making investment decisions to its portfolio assets. In addition, during the year ended December 31, 2023, the integration of Caliber was completed and, as a result of servicing transfers, the majority of the MSR portfolio is now serviced by Newrez. To reflect the consolidation of assets and operations, Newrez’s origination and servicing operations and the associated owned MSR portfolio are consolidated within the Origination and Servicing reportable segment.

Segment information for prior periods has been recasted to reflect these changes and to present information for each reportable segment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended March 31, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$397,478	$72,725	$—	$—	$—	$470,203
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839))	93,361	(9,186)	—	—	—	84,175
Servicing revenue, net	490,839	63,539	—	—	—	554,378
Interest income	140,021	234,491	73,665	—	2	448,179
Gain on originated residential mortgage loans, HFS, net	145,869	3,676	—	—	—	149,545
Other investment portfolio revenues	—	58,348	—	—	—	58,348
Asset management revenues(A)	—	—	—	75,860	—	75,860
Total revenues	776,729	360,054	73,665	75,860	2	1,286,310
Interest expense	131,174	228,073	36,953	7,621	10,544	414,365
General and administrative	83,564	64,921	4,754	31,935	9,944	195,118
Compensation and benefits	153,806	4,743	11,303	63,112	2,814	235,778
Total operating expenses	368,544	297,737	53,010	102,668	23,302	845,261
Realized and unrealized gains (losses), net	—	(81,452)	20,160	(6,842)	—	(68,134)
Other income (loss), net	(36)	3,740	274	3,969	37	7,984
Total other income (loss)	(36)	(77,712)	20,434	(2,873)	37	(60,150)
Income (loss) before income taxes	408,149	(15,395)	41,089	(29,681)	(23,263)	380,899
Income tax expense (benefit)	96,201	1,248	(333)	(3,704)	—	93,412
Net income (loss)	311,948	(16,643)	41,422	(25,977)	(23,263)	287,487
Noncontrolling interests in income (loss) of consolidated subsidiaries	55	2,037	—	1,360	—	3,452
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$311,893	$(18,680)	$41,422	$(27,337)	$(45,658)	$261,640
(A)Includes $4.9 million of asset management related interest income (Note 25).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
March 31, 2024
Investments	$10,844,061	$19,207,349	$2,384,744	$211,996	$—	$32,648,150
Cash and cash equivalents	468,355	505,162	60,713	82,460	19,747	1,136,437
Restricted cash	237,186	93,654	55,458	8,248	—	394,546
Other assets	3,427,033	3,046,638	133,198	1,179,469	23,600	7,809,938
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$15,001,011	$22,857,895	$2,689,844	$1,528,831	$43,347	$42,120,928
Debt	$7,621,241	$18,446,477	$1,981,198	$442,350	$1,030,566	$29,521,832
Other liabilities	3,294,952	1,418,010	20,435	437,230	185,097	5,355,724
Total liabilities	10,916,193	19,864,487	2,001,633	879,580	1,215,663	34,877,556
Total equity	4,084,818	2,993,408	688,211	649,251	(1,172,316)	7,243,372
Noncontrolling interests in equity of consolidated subsidiaries	8,051	43,426	—	42,343	—	93,820
Total Rithm Capital stockholders’ equity	$4,076,767	$2,949,982	$688,211	$606,908	$(1,172,316)	$7,149,552
Investments in equity method investees	$—	$117,146	$—	$102,000	$—	$219,146

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended March 31, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$349,424	$120,415	$—	$—	$—	$469,839
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691))	(37,526)	(104,778)	—	—	—	(142,304)
Servicing revenue, net	311,898	15,637	—	—	—	327,535
Interest income	109,766	178,511	58,337	—	—	346,614
Gain on originated residential mortgage loans, HFS, net	108,221	1,047	—	—	—	109,268
Other investment portfolio revenues	—	58,144	—	—	—	58,144
Asset management revenues	—	—	—	—	—	—
Total revenues	529,885	253,339	58,337	—	—	841,561
Interest expense	111,069	157,910	30,692	—	9,397	309,068
General and administrative	80,832	74,369	4,129	—	7,825	167,155
Compensation and benefits	160,514	7,136	12,102	—	9,128	188,880
Total operating expenses	352,415	239,415	46,923	—	26,350	665,103
Realized and unrealized gains (losses), net	(23)	(73,314)	(4,812)	—	—	(78,149)
Other income (loss), net	(13,427)	(5,270)	1,713	—	(8,182)	(25,166)
Total other income (loss)	(13,450)	(78,584)	(3,099)	—	(8,182)	(103,315)
Income (loss) before income taxes	164,020	(64,660)	8,315		(34,532)	73,143
Income tax expense (benefit)	(3,672)	(11,040)	(2,094)	—	—	(16,806)
Net income (loss)	167,692	(53,620)	10,409	—	(34,532)	89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	(42)	(1,258)	—	—	—	(1,300)
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$167,734	$(52,362)	$10,409	$—	$(56,927)	68,854

4.    EXCESS MORTGAGE SERVICING RIGHTS

Excess MSR assets include Rithm Capital’s direct investments in Excess MSRs and investments in joint ventures jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs. The Company’s investments in Excess MSR assets measured at fair value are included in Other assets on the Consolidated Balance Sheets.

The table below summarizes the components of Excess MSRs:

	March 31, 2024	December 31, 2023
Direct investments in Excess MSRs	$199,363	$208,385
Excess MSR joint ventures	55,748	62,765
Excess MSRs, at fair value	$255,111	$271,150

Direct Investments in Excess MSRs

The following table presents activity related to the carrying value of direct investments in Excess MSRs:

Total(A)
Balance as of December 31, 2023	$208,385
Interest income	2,446
Other income	—
Proceeds from repayments	(9,546)
Proceeds from sales	—
Change in fair value	(1,922)
Balance as of March 31, 2024	$199,363
(A)Underlying loans serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and SLS.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Mr. Cooper or SLS, as applicable, as servicer, performs all of the servicing and advancing functions on the Company’s Excess MSR assets, retains the ancillary income and assumes servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital entered into a “recapture agreement” with respect to each of the direct Excess MSR investments serviced by Mr. Cooper and SLS. Under such arrangements, Rithm Capital is generally entitled to a pro rata interest in the Excess MSRs on any refinancing of a loan in the original portfolio.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited with respect to the Computershare Acquisition, which closed on May 1, 2024 (Note 26) for a purchase price of approximately $720 million. As part of the transaction, Rithm Capital acquired MSRs owned by SLS underlying the Excess MSR, which will bereclassifiedd to full MSRs. The Excess MSRs to be reclassified have a fair value of $1.0 million at March 31, 2024.

The following summarizes direct investments in Excess MSRs:

March 31, 2024							December 31, 2023
UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Former Manager-managed funds	Mr. Cooper
$41,899,426	32.5% – 100.0% (56.4%)	0.0% – 50.0%	0.0% – 35.0%	6.0	$174,621	$199,363	$208,385
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the basic fee component of the related MSR as of March 31, 2024 (Note 6) on $14.9 billion unpaid principal balance (“UPB”) underlying these Excess MSRs.

Changes in fair value of Excess MSR investments consist of the following:

	Three Months Ended March 31,
	2024	2023
Original and Recaptured Pools	$(1,922)	$(9,818)

As of March 31, 2024, a weighted average discount rate of 8.8% was used to value Rithm Capital’s direct and jointly controlled investments in Excess MSRs.

Excess MSR Joint Ventures
Rithm Capital entered into investments in joint ventures (“Excess MSR joint ventures”) jointly controlled by Rithm Capital and funds managed by the Former Manager investing in Excess MSRs.

The following tables summarize the financial results of the Excess MSR joint ventures, accounted for under the equity method of accounting:

	March 31, 2024	December 31, 2023
Excess MSRs	$111,664	$114,552
Other assets	519	11,664
Other liabilities	(687)	(687)
Equity	$111,496	$125,529

Rithm Capital’s investment	$55,748	$62,765
Rithm Capital’s percentage ownership	50.0%	50.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Interest income	$3,454	$2,404
Other income (loss)	(3,330)	(5,225)
Expenses	(14)	(8)
Net income (loss)	$110	$(2,829)

The following table summarizes the activity of investments in equity method investees:

Balance at December 31, 2023	$62,765
Distributions of earnings from equity method investees	(107)
Distributions of capital from equity method investees	(6,965)
Change in fair value of investments in equity method investees	55
Balance at March 31, 2024	$55,748

The following is a summary of Excess MSR investments made through equity method investees:

	As of March 31, 2024
	Unpaid Principal Balance	Investee Interest in Excess MSR(A)	Rithm Capital Interest in Investees	Amortized Cost Basis(B)	Carrying Value(C)	Weighted Average Life (Years)(D)
Agency
Original and Recaptured Pools	$16,678,050	66.7%	50.0%	$92,197	$111,664	5.2
(A)The remaining interests are held by Mr. Cooper.
(B)Represents the amortized cost basis of the equity method investees in which Rithm Capital holds a 50% interest.
(C)Represents the carrying value of the Excess MSRs held in equity method investees, in which Rithm Capital holds a 50% interest. Carrying value represents the fair value of the pools, as applicable.
(D)Represents the weighted average expected timing of the receipt of expected cash flows of each investment.

5.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2023	$8,405,938
Purchases, net	—
Originations(A)	215,939
Sales	671
Change in fair value due to:
Realization of cash flows(B)	(116,839)
Change in valuation inputs and assumptions	201,014
Balance at March 31, 2024	$8,706,723
(A)Represents MSRs retained on the sale of originated residential mortgage loans.
(B)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes components of servicing revenue, net:

	Three Months Ended March 31,
	2024	2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$430,426	$439,232
Ancillary and other fees	39,777	30,607
Servicing fee revenue, net and fees	470,203	469,839
Change in fair value due to:
Realization of cash flows	(116,839)	(105,691)
Change in valuation inputs and assumptions, net of realized gains (losses)	201,014	(36,613)
Servicing revenue, net	$554,378	$327,535

The following table summarizes MSRs and MSR financing receivables by type as of March 31, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$348,953,092	7.8	$5,477,522
Non-Agency	47,806,353	6.8	666,958
Ginnie Mae(C)	129,914,381	7.2	2,562,243
Total/Weighted Average	$526,673,826	7.5	$8,706,723
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of March 31, 2024, weighted average discount rates of 8.5% (range of 7.9% – 10.8%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of March 31, 2024, Rithm Capital holds approximately $1.8 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company accounts for the loans as if they had been repurchased. The Company recognizes such loans and a corresponding liability in the Consolidated Balance Sheets. As of March 31, 2024, Rithm Capital reflected approximately $1.8 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of March 31, 2024, Rithm Capital holds approximately $0.5 billion of such repurchased loans presented within Residential mortgage loans, held for sale on its Consolidated Balance Sheets.

Ocwen MSR Financing Receivable Transactions

In July 2017, Ocwen Loan Servicing, LLC (collectively with certain affiliates, “Ocwen”, and subsequently PHH Mortgage Corporation (“PHH”) (as successor by merger to Ocwen)) and Rithm Capital entered into an agreement to transfer from Ocwen to Rithm Capital of Ocwen’s remaining interests in the MSRs relating to loans with an aggregate UPB of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, in January 2018, Ocwen sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with a UPB of approximately $86.8 billion, of which approximately $11.1 billion UPB, as March 31, 2024, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are recorded as MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Geographic Distributions

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2024	December 31, 2023
California	17.0%	17.1%
Florida	8.6%	8.6%
Texas	6.2%	6.2%
New York	6.0%	6.0%
Washington	5.7%	5.8%
New Jersey	4.3%	4.3%
Virginia	3.7%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.3%
Georgia	3.0%	3.0%
Other US	38.8%	38.7%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of March 31, 2024 and 2023 was $111.3 billion and $94.1 billion, respectively. Rithm Capital earned servicing revenue of $38.1 million and $34.0 million for the three months ended March 31, 2024 and 2023, respectively, related to unaffiliated subserviced loans which is presented within Servicing revenue, net in the Consolidated Statements of Operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented as part of General and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2024, PHH and Valon Mortgage, Inc. (“Valon”) subservice 8.5% and 4.8%, respectively, of MSRs owned by Rithm Capital. The remaining 86.7% of owned MSRs are serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 22) it services. These servicer advances are recorded when advanced and are included in servicer advances receivable on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the type of advances included in the servicer advances receivable:

	March 31, 2024	December 31, 2023
Principal and interest advances	$592,660	$616,801
Escrow advances (taxes and insurance advances)	1,283,083	1,442,697
Foreclosure advances	775,190	767,171
Total(A)(B)(C)	$2,650,933	$2,826,669
(A)Includes $529.6 million and $585.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $372.2 million and $405.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.
(C)Excludes $64.5 million and $66.4 million, respectively, in unamortized advance discount and reserves, net of accruals for advance recoveries. These reserves relate to inactive loans in the foreclosure or liquidation process.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., ranks “top of the waterfall”) and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of respective the loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has provisioned $93.2 million, or 3.5%, and $93.7 million, or 3.3%, for expected non-recovery of advances as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes servicer advances provision activity during the quarter:

Balance at December 31, 2023	$93,681
Provision	7,217
Write-offs	(7,654)
Balance at March 31, 2024	$93,244

See Note 18 regarding the financing of MSRs and servicer advances receivable.

6.    SERVICER ADVANCE INVESTMENTS

Servicer advance investments consist of arrangements to fund existing outstanding servicer advances and the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans in exchange for the basic fee component of the related MSR. Rithm Capital elected to record its servicer advance investments, including the right to the basic fee component of the related MSRs, at fair value under the fair value option election to provide users of the financial statements with better information regarding the effects of market factors.

Mr. Cooper or SLS, as applicable, as servicer, performs all of the servicing and advancing functions on the Company’s servicer advance assets, retains the ancillary income and assumes servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited with respect to the Computershare Acquisition, which closed on May 1, 2024 (Note 26) for a purchase price of approximately $720 million. As part of the transaction, Rithm Capital acquired MSRs owned by SLS underlying the servicer advance investment, which will be reclassified to a full MSR during the second quarter. The servicer advance investment to be reclassified have a fair value of $9.7 million at March 31, 2024.

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (“Advance Purchaser”), a joint venture entity and a subsidiary of the Company, and owns an approximately 89.3% interest in Advance Purchaser as of March 31, 2024 and December 31, 2023. Advance Purchaser was established in December 2013 for the purpose

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
of investing in residential mortgage related advances. As of March 31, 2024, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments. Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The Company’s servicer advance investments are presented in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2024
Servicer advance investments	$352,275	$374,511	6.2%	7.0%	8.4
December 31, 2023
Servicer advance investments	$362,760	$376,881	6.2%	6.6%	8.1
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
March 31, 2024
Servicer advance investments(D)	$14,871,701	$313,271	2.1%	$270,705	84.1%	81.7%	7.3%	6.9%
December 31, 2023
Servicer advance investments(D)	$15,499,559	$320,630	2.1%	$278,845	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	March 31, 2024	December 31, 2023
Principal and interest advances	$54,452	$57,909
Escrow advances (taxes and insurance advances)	145,846	149,346
Foreclosure advances	112,973	113,375
Total	$313,271	$320,630

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
7.    REAL ESTATE AND OTHER SECURITIES

Agency RMBS (“Agency”) are RMBS issued by the GSEs or Ginnie Mae. Non-Agency securities (“Non-Agency”) are issued by either public trusts or private label securitization entities.

The following table summarizes real estate and other securities by designation:

	March 31, 2024								December 31, 2023
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Carrying Value(A)
Securities designated as available for sale (“AFS”):
Agency(D)	$73,387	$—	$—	$64,331	1	3.5%	3.5%	10.8	$65,496
Non-Agency(E)(F)	2,439,560	70,861	(25,123)	356,232	330	3.6%	4.0%	5.6	363,157
Securities measured at fair value through net income:
Agency(D)	9,678,119	41,444	(24,684)	9,501,879	46	5.1%	5.1%	11.0	8,467,634
US Treasury(D)	4,500,000	—	(8,759)	4,472,656	7	4.3%	4.3%	4.1	—
Non-Agency(E)(F)	17,022,510	71,080	(83,634)	894,216	570	4.1%	7.3%	7.7	861,377
Total/Weighted Average	33,713,576	183,385	(142,200)	15,289,314	954	4.8%	5.0%	8.7	$9,757,664
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Excludes residual bonds with a carrying value of $30.1 million for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)The total outstanding face amount was $14.3 billion for fixed-rate securities as of March 31, 2024.
(E)The total outstanding face amount was $7.7 billion (including $6.7 billion of residual) for fixed-rate securities and $11.8 billion (including $11.3 billion of residual) for floating rate securities as of March 31, 2024.
(F)Includes other asset-backed securities consisting primarily of (i) collateralized loan obligations backed by corporate debt and commercial MBSs (fair value option securities), (ii) bonds backed by consumer loans (AFS securities), and (iii) interest-only securities and servicing strips (AFS or fair value option securities). These securities are detailed in the table below:

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Consumer loan bonds	280	259	—	259	1	N/A	N/A	1.5
Interest-only securities	11,490,623	38,577	(29,862)	149,463	151	1.0%	11.4%	2.3
Servicing strips	3,930,230	14,107	(2,714)	41,779	61	0.3%	13.1%	3.7
Commercial MBSs	3,845	194	—	3,901	2	7.9%	7.9%	1.2
CLOs	215,412	4,425	(2,403)	211,996	194	5.5%	8.7%	8.6

The following table summarizes real estate and other securities, held to maturity:

	March 31, 2024							December 31, 2023
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$25,000	$24,885	$24,886	$1	1	5.4%	0.1	$24,553

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of real estate and other securities:

	Three Months Ended March 31,
	2024			2023
(in millions)	Treasury(A)	Agency	Non-Agency	Treasury(A)	Agency	Non-Agency
Purchases
Face	$4,800.0	$1,287.0	$904.0	$—	$2,162.4	$25.2
Purchase price	4,773.9	1,255.9	66.8	—	2,154.4	2.4

Sales
Face	$—	$—	$—	$—	$1,462.4	$—
Amortized cost	—	—	—	—	1,442.8	—
Sale price	—	—	—	—	1,395.9	—
Realized gain (loss)	—	—	—	—	(46.9)	—
(A)Excludes treasury short sales. Refer to Note 17 for information regarding short sales.

As of March 31, 2024, Rithm Capital has purchased $1.3 billion face amount of Agency RMBS for $1.3 billion and $14.0 million face amount of Non-Agency RMBS for $13.9 million, each of which had not yet been settled as of the reporting date. Unsettled purchases are recorded on a trade date basis and presented within Payable for investments purchased on the Consolidated Balance Sheets.

Prior to March 31, 2024, Rithm Capital exercised its call rights with respect to certain Non-Agency RMBS trusts and purchased performing and non-performing residential mortgage loans and REO contained in such trusts prior to their termination. In certain cases, Rithm Capital sold portions of the purchased loans through securitizations and retained notes issued by such securitizations. In addition, Rithm Capital received par on the securities issued by the called trusts which it owned prior to such trusts’ terminations.

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of March 31, 2024:

March 31, 2024											December 31, 2023
Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average			Carrying Value
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Coupon	Yield	Life (Years)
Less than 12 Months	$59,123	$55,154	$(21)	$55,133	$(4,486)	$50,647	39	3.1%	4.3%	6.6	$49,358
12 or More Months	298,427	277,365	(10,663)	266,702	(20,637)	246,065	151	3.7%	3.7%	6.5	253,058
Total/Weighted Average	$357,550	$332,519	$(10,684)	$321,835	$(25,123)	$296,712	190	3.6%	3.8%	6.5	$302,416
(A)Represents credit impairment on securities in an unrealized loss position as of March 31, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2024				December 31, 2023
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities intended to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities that are more likely than not required to be sold(C)	—	—	—	—	—	—	—	—
Securities with no intent to sell and are not more likely than not required to be sold:
Credit impaired securities	64,525	64,591	(10,684)	(66)	65,697	66,377	(10,152)	(680)
Non-credit impaired securities	232,187	257,244	—	(25,057)	236,719	260,527	—	(23,808)
Total debt securities in an unrealized loss position	$296,712	$321,835	$(10,684)	$(25,123)	$302,416	$326,904	$(10,152)	$(24,488)
(A)Recognized through earnings. In measuring the portion of credit losses, Rithm Capital estimates the expected cash flow for each of the securities. This evaluation included a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows included Rithm Capital’s expectations of prepayment rates, default rates and loss severities. Credit losses were measured as the decline in the present value of the expected future cash flows discounted at the security’s effective interest rate.
(B)Represents unrealized losses on securities that are due to non-credit factors included in other comprehensive income (loss) in the Company’s Consolidated Statements of Comprehensive Income.
(C)Rithm Capital may, at times, be more likely than not be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Rithm Capital makes its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.

The following table summarizes the activity for the period related to the allowance for credit losses on RMBS designated as AFS (excluding credit impairment relating to securities Rithm Capital intends to sell or is more likely than not required to sell):

RMBS Designated as AFS	Purchased Credit Deteriorated	Non-Purchased Credit Deteriorated	Total
Allowance for credit losses on available-for-sale debt securities at December 31, 2023	$1,183	$8,969	$10,152
Additions to the allowance for credit losses on securities for which credit losses were not previously recognized	21	—	21
Additions to the allowance for credit losses arising from purchases of AFS debt securities accounted for as purchased financial assets with credit deterioration	—	—	—
Reductions for securities sold during the period	—	—	—
Reductions in the allowance for credit losses for securities intended to be sold or are more likely than not required to be sold before recovery of its amortized cost basis	—	—	—
Additional increases (decreases) to the allowance for credit losses on securities with credit losses, or an allowance recognized in a previous period	595	(84)	511
Write-offs charged against the allowance	—	—	—
Recoveries of amounts previously written off	—	—	—
Allowance for credit losses on available-for-sale debt securities at March 31, 2024	$1,799	$8,885	$10,684

See Note 18 regarding the financing of Real Estate and Other Securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
8.    RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. A majority of the residential mortgage loan portfolio is serviced by Newrez.

Loans are accounted for based on Rithm Capital’s strategy and intent for the loan and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2024, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans held-for-sale (“HFS”), at lower of cost or fair value
•Loans HFS, at fair value

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2024					December 31, 2023
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Total residential mortgage loans, HFI, at fair value	$434,474	$365,398	8,070	8.1%	5.2	$379,044

Acquired performing loans(B)	64,851	54,056	1,841	8.0%	5.3	57,038
Acquired non-performing loans(C)	24,609	20,359	302	8.5%	6.0	21,839
Total residential mortgage loans, HFS, at lower of cost or market	$89,460	$74,415	2,143	8.1%	5.5	$78,877

Acquired performing loans(B)(D)	$542,335	$490,552	2,979	5.7%	15.8	$400,603
Acquired non-performing loans(C)(D)	294,077	271,316	1,501	4.8%	23.1	204,950
Originated loans	2,864,943	2,929,832	9,029	6.8%	29.5	1,856,312
Total residential mortgage loans, HFS, at fair value	$3,701,355	$3,691,700	13,509	6.5%	27.0	$2,461,865

Total residential mortgage loans, HFS, at fair value and lower of cost or fair value	$3,790,815	$3,766,115				$2,540,742
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of March 31, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (D) below.
(D)Includes $228.6 million and $222.7 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the geographic distribution of the residential mortgage loans:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2024	December 31, 2023
California	10.3%	8.3%
Florida	9.8%	9.3%
Texas	8.2%	9.5%
New York	6.3%	8.0%
Georgia	4.8%	4.9%
North Carolina	3.7%	3.2%
Illinois	3.6%	3.5%
New Jersey	3.6%	3.9%
Virginia	3.4%	3.6%
Maryland	3.2%	3.3%
Other US	43.1%	42.5%
	100.0%	100.0%

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans 90 days or more past due:

	March 31, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$382,646	$344,488	$(38,158)	$313,122	$281,556	$(31,566)

The following table summarizes the activity for residential mortgage loans for the period:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2023	$379,044	$78,877	$2,461,865	$2,919,786
Originations	—	—	10,869,683	10,869,683
Sales	—	—	(10,134,451)	(10,134,451)
Purchases/additional fundings	—	—	502,624	502,624
Proceeds from repayments	(11,854)	(3,330)	(10,029)	(25,213)
Transfer of loans (to) from other assets	—	(364)	6,635	6,271
Transfer of loans to REO	(994)	(561)	(2,204)	(3,759)
Impairment (loss) reversal	—	(207)	—	(207)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(3,475)	—	(390)	(3,865)
Other factors	2,677	—	(2,033)	644
Balance at March 31, 2024	$365,398	$74,415	$3,691,700	$4,131,513

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Net Interest Income

The following table summarizes the net interest income for residential mortgage loans:

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans HFI, at fair value	$7,857	$9,509
Loans HFS, at lower of cost or fair value	861	1,504
Loans HFS, at fair value	36,016	37,286
Total interest income	$44,734	$48,299

Interest expense:
Loans HFI, at fair value	4,224	4,670
Loans HFS, at lower of cost or fair value	716	907
Loans HFS, at fair value	37,238	42,779
Total interest expense	$42,178	$48,356

Net interest income	$2,556	$(57)

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital reports gain on originated residential mortgage loans, HFS, net in the Consolidated Statements of Operations.

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended March 31,
	2024	2023
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(117,026)	$(34,314)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(15,524)	9,904
MSRs retained on transfer of residential mortgage loans(C)	215,939	140,513
Other(D)	6,493	(5,443)
Realized gain on sale of originated residential mortgage loans, net	$89,882	$110,660
Change in fair value of residential mortgage loans	14,268	31,598
Change in fair value of interest rate lock commitments (Note 17)	7,485	26,240
Change in fair value of derivative instruments (Note 17)	37,910	(59,230)
Gain on originated residential mortgage loans, HFS, net	$149,545	$109,268
(A)Includes residential mortgage loan origination fees of $177.7 million and $68.9 million for the three months ended March 31, 2024 and 2023, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
9.    CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans purchased from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) in June 2023 and (ii) a co-investment (as of March 31, 2024, Rithm capital owns 53.5% in a portfolio of consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”). The Marcus loans portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle loans portfolio includes personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems & Services Technologies, Inc. and the SpringCastle loans are serviced by OneMain Holdings Inc.

The following table summarizes characteristics of the consumer loan portfolio measured at fair value:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
March 31, 2024
SpringCastle	$246,553	$267,948	18.2%	3.8
Marcus	908,089	835,851	10.1%	1.0
Total consumer loans	$1,154,642	$1,103,799	11.8%	1.6
December 31, 2023
SpringCastle	$260,102	$285,632	18.2%	3.7
Marcus	1,048,672	988,373	10.5%	1.2
Total consumer loans	$1,308,774	$1,274,005	12.0%	1.7

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	March 31, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle
Current	$241,454	$262,483	$21,029	$255,441	$280,577	$25,136
90+	5,099	5,465	366	4,661	5,055	394
Total SpringCastle	$246,553	$267,948	$21,395	$260,102	$285,632	$25,530

Marcus
Current	$842,297	$775,293	$(67,004)	$1,014,404	$956,076	$(58,328)
90+	65,792	60,558	(5,234)	34,268	32,297	(1,971)
Total Marcus	$908,089	$835,851	$(72,238)	$1,048,672	$988,373	$(60,299)

	$1,154,642	$1,103,799	$(50,843)	$1,308,774	$1,274,005	$(34,769)
(A)Consumer loans are carried at fair value under the fair value option election. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans for the period:

Total
Balance at December 31, 2023	$1,274,005
Purchases	—
Additional fundings(A)	4,113
Proceeds from repayments	(154,354)
Accretion of loan discount and premium amortization, net	10,152
Fair value adjustments due to:
Changes in instrument-specific credit risk	(22,961)
Other factors	(7,156)
Balance at March 31, 2024	$1,103,799
(A)Represents draws on consumer loans with revolving privileges.

10. SINGLE-FAMILY RENTAL PROPERTIES

Rithm Capital invests in its SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents.

SFR properties HFI are carried at cost less accumulated depreciation and impairment and are presented within Single-family rental properties on the Consolidated Balance Sheets.

SFR properties HFS are managed for near term sale and disposition. They are measured at the lower of cost less accumulated depreciation and impairment or fair value less estimated cost to sell and presented within Single-family rental properties on the Consolidated Balance Sheets. For the three months ended March 31, 2024, Rithm Capital transferred one SFR property to HFS.

The following table summarizes the net carrying value of investments in SFR properties.

	March 31, 2024	December 31, 2023
Land	$185,446	$183,359
Building	741,785	733,437
Capital improvements	141,288	138,869
Total gross investment in SFR properties	1,068,519	1,055,665
Accumulated depreciation	(61,347)	(53,737)
Investment in SFR properties, net	$1,007,172	$1,001,928

Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $7.7 million and $6.9 million, respectively, and is included in other income (loss), net in the Consolidated Statements of Operations.

As of March 31, 2024 and December 31, 2023, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.4 million and $7.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total

Balance at December 31, 2023	$1,000,357	$1,571	$1,001,928
Acquisitions and capital improvements	15,249	—	15,249
Transfers to HFS	(150)	150	—
Dispositions	(1,140)	(1,123)	(2,263)
Accumulated depreciation	(7,660)	(82)	(7,742)
Balance at March 31, 2024	$1,006,656	$516	$1,007,172

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

Remainder of 2024	$36,521
2025 and thereafter	9,217
Total	$45,738

The following table summarizes the activity for the period of the SFR portfolio by units:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	3,882	6	3,888
Acquisition of SFR units	48	—	48
Transfer to HFS	(1)	1	—
Disposition of SFR units	(4)	(4)	(8)
Balance at March 31, 2024	3,925	3	3,928

See Note 18 regarding the financing of SFR Properties.

11. MORTGAGE LOANS RECEIVABLE

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

On August 24, 2023, Rithm Capital acquired a portfolio of loans from Morgan Stanley Bank, N.A. with a face value of $148.4 million. The portfolio consists of fixed-rate bridge and renovation loans and is master serviced by Genesis.

The following table summarizes mortgage loans receivable outstanding by loan type as of March 31, 2024:

	Carrying Value(A)	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$1,047,688	43.9%	365	26.1%	10.9%	16.8	73.4% / 62.3%
Bridge	1,037,056	43.5%	638	45.7%	9.9%	27.2	68.1%
Renovation	300,000	12.6%	394	28.2%	10.3%	12.6	81.2% / 68.4%
	$2,384,744	100.0%	1,397	100.0%	10.4%	20.5	N/A
(A)Mortgage loans receivable are carried at fair value under the fair value option election. See Note 19 regarding fair value measurements.
(B)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for the period for mortgage loans receivable:

Balance at December 31, 2023	$2,232,913
Initial loan advances	468,805
Construction holdbacks and draws	180,893
Paydowns and payoffs	(505,091)
Fair value adjustments	14,873
Purchased loans discount amortization	588
Transfer of loans to REO	(8,237)
Balance at March 31, 2024	$2,384,744

The Company is subject to credit risk in connection with its investments in mortgage loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of mortgage loans receivable:

	March 31, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,329,505	$2,344,877	$15,372	$2,184,470	$2,183,047	$(1,423)
90+	41,264	39,867	(1,397)	49,929	49,866	(63)

The following table summarizes the geographic distribution of the underlying mortgage loans receivable as of March 31, 2024:

	Percentage of Total Loan Commitment
State Concentration	March 31, 2024	December 31, 2023
California	49.9%	48.2%
Washington	6.5%	7.9%
Florida	6.5%	7.3%
New York	6.5%	6.5%
Colorado	4.7%	2.4%
Arizona	4.1%	5.0%
Virginia	4.1%	4.7%
Texas	3.3%	3.5%
Georgia	2.8%	2.3%
Illinois	2.4%	2.5%
Other US	9.2%	9.7%
	100.0%	100.0%

See Note 18 regarding the financing of mortgage loans receivable.

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

Restricted cash consists of cash collateral pledges related to secured financing and securitizations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,136,437	$1,287,199
Restricted cash	394,546	385,620
Total cash, cash equivalents and restricted cash	$1,530,983	$1,672,819

The following table summarizes restricted cash balances by reporting segment:

	March 31, 2024	December 31, 2023
Investment Portfolio	$93,654	$144,169
Origination and Servicing	237,186	195,490
Mortgage Loans Receivable	55,458	37,805
Asset Management	8,248	8,156
Total restricted cash	$394,546	$385,620

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
13.    OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Assets of consolidated funds	$350,043	$340,929	Accounts payable	$117,827	$165,144
Deferred tax asset	284,950	279,019	Accrued compensation and benefits	112,002	290,464
Derivative and hedging assets (Note 17)	102,227	28,080	Deferred tax liability	898,040	801,857
Due from related parties	22,147	32,319	Derivative liabilities (Note 17)	33,586	115,531
Equity investments(A)	201,624	173,882	Escheat payable	161,717	169,914
Excess MSRs, at fair value (Note 4)	255,111	271,150	Interest payable	144,216	149,552
Goodwill (Note 15)(B)	131,857	131,857	Lease liability (Note 17)	151,493	159,236
Income and fees receivable	49,829	59,134	Liabilities of consolidated funds	223,188	219,920
Intangible assets (Note 15)	368,967	387,920	Unearned income and fees	38,993	37,468
Loans receivable, at fair value(C)	27,997	31,323	Other liabilities	221,536	223,293
Margin receivable, net(D)	52,316	75,947		$2,102,598	$2,332,379
Notes receivable, at fair value(E)	364,977	398,227
Operating lease right-of-use assets (Note 16)	96,706	104,207
Other receivables	144,072	152,046
Prepaid expenses	65,463	62,513
Principal and interest receivable	181,762	161,695
Property and equipment	39,010	40,038
Real Estate Owned	29,447	15,507
Servicer advance investments, at fair value (Note 6)	374,511	376,881
Servicing fee receivables	145,052	156,777
Warrants, at fair value	18,073	16,599
Other assets	203,356	182,881
	$3,509,497	$3,478,931
(A)Represents equity investments in (i) commercial redevelopment projects and (ii) operating companies providing services throughout the real estate industry, including investments in Covius Holding Inc., a provider of various technology-enabled services to the mortgage and real estate sectors, preferred stock of Valon, a residential mortgage servicing and technology company, and preferred stock of Covalto Ltd. (formerly known as Credijusto Ltd.), a financial services company and (iii) funds managed by Sculptor.
(B)Includes goodwill derived from the acquisition of Newrez, Guardian, Genesis and Sculptor.
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

REO — REO assets are individual properties acquired by Rithm Capital or where Rithm Capital receives the property as a result of foreclosure of the underlying loan. Rithm Capital measures REO assets at the lower of cost or fair value, with valuation provision recorded in Other income in the Consolidated Statements of Operations. REO assets are managed for prompt sale and disposition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2023	$15,507
Purchases	5,763
Property received in satisfaction of loan	14,154
Sales(A)	(6,254)
Valuation (provision) reversal	277
Balance at March 31, 2024	$29,447
(A)Recognized when control of the property has transferred to the buyer.

As of March 31, 2024, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with UPBs of $60.7 million and $31.0 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2023	$398,227	$31,323	$429,550
Fundings	—	—	—
Payment in Kind	—	1,094	1,094
Proceeds from repayments	(33,250)	(4,420)	(37,670)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—	—	—
Other factors	—	—	—
Balance at March 31, 2024	$364,977	$27,997	$392,974

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	March 31, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$531,394	$392,974	$(138,420)	$565,786	$429,550	$(136,236)
90+	—	—	—	—	—	—
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
14. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Revenues consists of the following:

	Three Months Ended March 31,
	2024	2023
Property and maintenance	$32,380	$33,637
Rental	18,949	18,123
Other	7,019	6,384
Total other revenues	$58,348	$58,144

General and Administrative expenses consists of the following:

	Three Months Ended March 31,
	2024	2023
Legal and professional	$21,489	$12,755
Loan origination	15,397	11,757
Occupancy	17,048	18,366
Subservicing	19,428	35,256
Loan servicing	4,935	2,976
Property and maintenance	32,264	24,035
Information technology	41,202	34,968
Other	43,355	27,042
Total general and administrative expenses	$195,118	$167,155

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended March 31,
	2024	2023
Real estate and other securities	$(103,600)	$83,851
Residential mortgage loans and REO	(3,562)	18,097
Derivative and hedging instruments	41,932	(151,006)
Notes and bonds payable	(4,838)	(2,500)
Other(A)	1,934	(26,591)
Realized and unrealized gains (losses), net	$(68,134)	$(78,149)
Other income (loss), net	7,984	(25,166)
Total other income (loss)	$(60,150)	$(103,315)
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company identified intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within Other assets in the Consolidated Balance Sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023	$24,376	$5,092	$55,731	$46,658	$131,857
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at March 31, 2024	$24,376	$5,092	$55,731	$46,658	$131,857

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Gross Intangible Assets
Management contracts	10	$275,000	$275,000
Customer relationships	3 to 9	57,949	57,949
Purchased technology	3 to 5	137,922	137,922
Trademarks / Trade names	1 to 5	10,259	10,259
		$481,130	$481,130
Accumulated Amortization(A)
Management contracts		$10,240	$3,388
Customer relationships		27,424	17,834
Purchased technology		69,361	67,145
Trademarks / Trade names		5,138	4,843
		$112,163	$93,210
Intangible Assets, Net
Management contracts		$264,760	$271,612
Customer relationships		30,525	40,115
Purchased technology(B)		68,561	70,777
Trademarks / Trade names(C)		5,121	5,416
		$368,967	$387,920
(A)Amortization expense is presented within general and administrative expense on Rithm’s statement of operations.
(B)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(C)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

The Company did not record any impairment loss on its intangible assets for the period ending March 31, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the expected future amortization expense for acquired intangible assets as of March 31, 2024:

Year Ending	Amortization Expense
April 1 through December 31, 2024	$57,294
2025	44,165
2026	37,657
2027	33,806
2028	32,305
2029 and thereafter	140,499
$345,726

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended March 31, 2024 and 2023 totaled $11.9 million and $12.2 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of March 31, 2024, the Company has pledged collateral related to its lease obligations of $6.2 million, which is presented as part of restricted cash on the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets (Note 13).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
April 1 through December 31, 2024	$31,076	$—	$31,076
2025	33,465	228	33,693
2026	26,992	228	27,220
2027	27,109	228	27,337
2028	23,818	—	23,818
2029 and thereafter	37,271	—	37,271
Total remaining undiscounted lease payments	179,731	684	180,415
Less: imputed interest	28,834	88	28,922
Total remaining discounted lease payments	$150,897	$596	$151,493

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $19.3 million due in the future periods.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Other information related to leases is summarized below:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	5.7	5.8
Finance leases	3.3	3.5

Weighted average discount rate
Operating leases	6.2%	6.2%
Finance leases	7.9%	7.9%

	Three Months Ended March 31,
Supplemental Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$11,411	$8,276
Operating cash flows - finance leases	4	—
Finance cash flows - finance leases	224	—
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	126	—

17.    DERIVATIVES AND HEDGING

Rithm Capital enters into economic hedges including interest rate swaps, to-be-announced forward contract positions (“TBAs”) and treasury short sales to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

Rithm Capital may at times hold TBAs or short treasury positions in order to mitigate Rithm Capital’s interest rate risk on certain specified MBSs and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its counterparties that govern the transactions for the purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. Changes in the value of economic hedges designed to protect against MBSs and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

As of March 31, 2024, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Derivatives and economic hedges are recorded at fair value and presented in Other assets or Accrued expenses and Other liabilities on the Consolidated Balance Sheets, as follows:

	March 31, 2024	December 31, 2023
Derivative and hedging assets
Interest rate swaps(A)	$—	$106
IRLCs	32,063	26,482
TBAs	7,492	1,492
Treasury short sales(B)	62,672	—
	$102,227	$28,080
Derivative and hedging liabilities
Interest rate swaps(A)	—	—
IRLCs	835	2,678
TBAs	15,654	49,087
Treasury short sales(B)	—	63,766
Other commitments(C)	17,097	—
	$33,586	$115,531
(A)Net of $0.5 million and $342.0 million of related variation margin accounts as of March 31, 2024 and December 31, 2023, respectively.
(B)Net of $3.0 billion and $1.8 billion of related reverse repurchase agreements as of March 31, 2024 and December 31, 2023, respectively.
(C)During the quarter, a subsidiary of the Company entered into an agreement with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. The agreement is classified as a derivative liability and measured at fair value.

The following table summarizes notional amounts related to derivatives and hedging:

	March 31, 2024	December 31, 2023
Interest rate swaps(A)	$700,000	$7,979,988
IRLCs	3,734,933	2,757,060
Treasury short sales(B)	2,985,000	1,800,000
TBAs, short position(C)	7,918,900	6,013,100
Other commitments	23,021	—
(A)Includes $700.0 million notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 4.6% and $0.0 million notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of March 31, 2024. Includes $8.0 billion notional of receive SOFR/pay fixed of 2.5% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of December 31, 2023.
(B)Represents the notional amount of US Treasury Notes sold short.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes gain (loss) on derivatives and hedging and the related location on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Gain on originated residential mortgage loans, HFS, net(A)
IRLCs	$7,485	$26,240
TBAs	37,910	(57,983)
Interest rate swaps	—	(1,247)
	$45,395	$(32,990)
Realized and unrealized gains (losses), net(B)
Interest rate swaps	29,161	(143,625)
TBAs	1,523	(7,381)
Treasury short sales(C)	28,345	—
Other commitments	(17,097)	—
	$41,932	$(151,006)

Total gain (loss)	$87,327	$(183,996)
(A)Represents unrealized gain (loss).
(B)Excludes $15.5 million loss and $9.9 million gain for the three months ended March 31, 2024 and 2023, respectively, included within Gain on originated residential mortgage loans, HFS, net (Note 8).
(C)Refer to the table below for detail regarding US Treasury short sales:

	As of and for the Three Months Ended March 31, 2024
	Face	Sale proceeds	Fair value	Unrealized gain (loss) position	Realized & unrealized gain (loss)(A)	Reverse repurchase agreements	Net asset (liability)(B)
Short sale liabilities(C)	$1,485,000	1,484,652	$1,487,320	$(2,668)	$23,997	$1,492,268	$4,948
Covered short sale liabilities(D)	1,500,000	N/A	1,505,156	N/A	4,348	1,548,488	43,332
Total	$2,985,000		$2,992,476		$28,345	$3,040,756	$48,280
(A)Includes net interest income (expense) on treasuries payable and associated reverse repurchase agreements.
(B)Represents the net fair value of the position excluding accrued interest receivable (payable).
(C)Short sales are moved to covered after realized gain (loss) is recognized at purchase to cover.
(D)Face and fair value of liability is equal to face and fair value of treasuries presented as part of real estate and other securities on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
18.    DEBT OBLIGATIONS

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and debt obligations related to consolidated funds:

	March 31, 2024									December 31, 2023
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$3,087,260	$3,087,196	Apr-24 to Feb-26	6.9%	0.7	$3,514,478	$3,522,074	$3,438,132	28.8	$1,940,038
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,457,135	1,457,135	May-24 to Dec-25	8.1%	1.5	1,749,029	1,761,010	1,761,010	1.2	1,337,010
Agency RMBS or US Treasuries(F)	12,557,569	12,557,569	Apr-24 to May-25	5.4%	0.4	12,962,940	12,773,350	12,817,767	6.8	8,152,469
Non-Agency RMBS(E)	645,381	645,381	Apr-24 to Oct-28	7.4%	0.6	15,812,493	974,002	1,002,578	7.0	610,189
SFR Properties(E)	27,914	27,914	Dec-24	8.2%	0.7	N/A	60,054	60,054	N/A	20,534
CLOs(G)	179,858	178,527	Jan-30 to Jul-35	6.3%	8.7	180,890	180,890	178,475	8.7	183,947
Commercial Notes Receivable	323,452	317,324	Dec-24	6.5%	0.7	429,240	364,977	364,977	N/A	317,096
Total Secured Financing Agreements	$18,278,569	$18,271,046		6.0%	0.6					$12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	169,603	169,603	Oct-25	8.8%	1.4	58,577,476	226,825	261,420	5.8	181,522
MSRs(H)	4,458,873	4,452,608	Dec-24 to Nov-27	7.4%	1.7	521,148,213	6,480,406	8,657,165	7.6	4,800,728
Servicer Advance Investments(I)	270,705	270,705	Jul-24 to Mar-26	7.3%	1.9	313,271	352,275	374,511	8.4	278,042
Servicer Advances(I)	2,154,019	2,153,983	May-24 to Mar-26	7.2%	1.8	2,648,186	2,586,079	2,586,079	0.7	2,254,369
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.8%	0.1	648,077	665,862	669,238	6.7	650,000
Consumer Loans(K)	971,627	943,821	Jun-28 to Sep 37	6.8%	4.1	1,154,642	1,123,851	1,103,799	1.8	1,106,974
SFR Properties(L)	832,972	791,612	Mar-26 to Sep-27	4.1%	3.1	N/A	946,603	946,603	N/A	789,174
Mortgage Loans Receivable(M)	524,060	524,060	Jul 26 to Dec-26	5.7%	2.6	565,996	565,996	565,996	0.6	518,998
Secured Facility- Asset Management	75,000	69,652	Nov-25	8.8%	1.6	N/A	N/A	N/A	N/A	69,121
CLOs(G)	19,364	19,331	May-30 to Oct-34	6.8%	7.3	23,013	19,541	22,099	7.3	30,258
Total Secured Notes and Bonds Payable	$10,126,223	$10,045,375		6.9%	2.0					$10,679,186
Liabilities of Consolidated Funds(N)
Consolidated funds(O)	$222,250	$218,123	May-37	5.0%	4.6	206,141	N/A	204,248	N/A	218,157
Total / Weighted Average	$28,627,042	$28,534,544		6.3%	1.2					$23,458,626
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $134.3 million as of March 31, 2024.
(D)Includes $224.7 million with an average fixed-rate of 5.0% with the remaining based on SOFR interest rates.
(E)SOFR-based floating interest rates.
(F)Repurchase agreements have a fixed-rate. Includes financing on and collateral for US Treasuries purchased to cover short sales. Collateral carrying value includes margin deposits.
(G)Repurchase agreements and loans based on SOFR- or Euro Interbank Offered Rate (EURIBOR) floating interest rate.
(H)Includes $3.5 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 2.5% to 3.7%; and $1.0 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans with an interest rate equal to SOFR plus a margin of 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $191.7 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $721.9 billion of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 3.0%.
(L)Includes $833.0 million of fixed-rate notes with an interest rate ranging from 3.5% to 7.1%.
(M)Includes $238.1 million with an interest rate at an average fixed-rate of 4.6% with the remaining having SOFR-based floating interest rates.
(N)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 13).
(O)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 20). Weighted average life is based on expected maturity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital.

As of March 31, 2024, Rithm Capital has margin exposure on $18.3 billion billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Commercial Notes Receivable	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023	$2,713,933	$4,800,728	$317,096	$8,762,658	$2,590,038	$1,106,974	$809,708	$1,856,008	$501,483	$23,458,626
Secured Financing Agreements
Borrowings	—	—	—	22,495,882	11,289,428	—	7,380	750,498	—	34,543,188
Repayments	—	—	—	(18,055,590)	(10,142,463)	—	—	(630,375)	(1,579)	(28,830,007)
FX remeasurement	—	—	—	—	—	—	—	—	(3,877)	(3,877)
Capitalized deferred financing costs, net of amortization	—	—	228	—	193	—	—	—	36	457
Secured Notes and Bonds Payable
Borrowings	558,186	200,000	—	—	—	—	—	—	3,080	761,266
Repayments	(678,740)	(548,902)	—	—	—	(163,039)	(420)	—	(14,096)	(1,405,197)
FX remeasurement	—	—	—	—	—	—	—	—	(48)	(48)
Unrealized (gain) loss on notes, fair value	—	—	—	—	—	(411)	—	5,064	—	4,653
Capitalized deferred financing costs, net of amortization	912	782	—	—	—	297	2,858	—	668	5,517
Liabilities of Consolidated Funds(B)
Acquired borrowing, net of discount	—	—	—	—	—	—	—	—	—	—
Unrealized (gain) loss on notes, fair value	—	—	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2024	$2,594,291	$4,452,608	$317,324	$13,202,950	$3,737,196	$943,821	$819,526	$1,981,195	$485,633	$28,534,544
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.
(B)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 13).

Maturities

Contractual maturities of debt obligations as of March 31, 2024 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2024	$1,720,835	$17,491,706	$19,212,541
2025	258,952	2,845,222	3,104,174
2026	2,030,971	1,731,645	3,762,616
2027	734,614	420,000	1,154,614
2028	846,839	—	846,839
2029 and thereafter	546,258	1,050,000	1,596,258
	$6,138,469	$23,538,573	$29,677,042
(A)Includes secured financing agreements, secured notes and bonds payable, and senior unsecured notes, net of issuance costs of $1.0 billion, $4.9 billion and $0.2 billion, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
(B)Includes secured financing agreements, secured notes and bonds payable, and senior unsecured notes, net of issuance costs of $17.3 billion, $5.8 billion and $0.5 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of March 31, 2024:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans, mortgage loans receivable, SFR and commercial notes receivable	$6,367,565	$2,430,849	$3,936,716
Loan originations	5,227,000	2,464,912	2,762,088
CLOs	315,790	179,858	135,932

Secured Notes and Bonds Payable
Excess MSRs	286,380	169,603	116,778
MSRs	5,938,911	4,458,873	1,480,038
Servicer advances	3,805,000	2,424,724	1,380,276
SFR	296,639	194,997	101,642

Liabilities of Consolidated Funds
Consolidated funds	52,500	—	52,500
	$22,289,785	$12,323,816	$9,965,970
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of March 31, 2024.

2029 Senior Unsecured Notes

On March 19, 2024, the Company, issued in a private offering $775.0 million aggregate principal amount of senior unsecured notes due on April 1, 2029 (the “2029 Senior Notes”) at an issue price of 98.981%. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2024.

The notes become redeemable at any time and from time to time, on or after April 1, 2026, at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2029 Senior Notes to be redeemed):

Year	Price
2026	104.000%
2027	102.000%
2028 and thereafter	100.000%

Prior to April 1, 2026, the Company is entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued prior to the applicable redemption date at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Proceeds from the offering were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of Unsecured notes, net of issuance costs on the Consolidated Balance Sheets. For the three months ended March 31, 2024, the Company recognized interest expense of $2.1 million. At March 31, 2024, the unamortized discount and debt issuance cost was approximately $16.9 million.

The 2029 Senior Notes are senior unsecured obligations and rank pari passu in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2029 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries are required to guarantee the 2029 Senior Notes in the future, except under limited specified circumstances.

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company or its subsidiaries, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2024, the Company was in compliance with all covenants.

In the event of a Change of Control or Mortgage Business Triggering Event (each as defined in the 2029 Notes Indenture), each holder of the 2029 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

2025 Senior Unsecured Notes

On September 16, 2020, the Company issued in a private offering $550.0 million of aggregate principal amount of senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes”) for net proceeds of $544.5 million. Interest on the 2025 Senior Notes accrues at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the notes at a fixed redemption price of 101.563% from October 15, 2023 to October 16, 2024 and at a fixed redemption price of 100.000% after October 14, 2024, in each case, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date.

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of Unsecured notes, net of issuance costs on the Consolidated Balance Sheets. For the three months ended March 31, 2024, the Company recognized interest expense of $8.0 million. At March 31, 2024, the unamortized debt issuance costs was approximately $2.7 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets, as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and its subsidiaries, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2024, the Company was in compliance with all covenants.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

In the event of a Change of Control (as defined in the 2025 Notes Indenture), each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

In connection with the offering of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $282.4 million, inclusive of an early tender premium of $30 per $1,000 principal amount of 2025 Senior Notes and accrued and unpaid interest. Following such tender offer, $275.0 million aggregate principal amount of 2025 Senior Notes remains outstanding.

Tax Receivable Agreement

At the time of its initial public offering in 2007, Sculptor entered into a tax receivable agreement (“TRA”) with the former holders of units in Sculptor’s operating partnerships (the “TRA Holders”). The TRA provides for the payment by Sculptor to the TRA Holders of a portion of the cash savings in US federal, state and local income tax that Sculptor realizes as a result of certain tax benefits attributable to taxable acquisitions by Sculptor (and certain affiliates and successors) of Sculptor operating partnership units.

The TRA includes certain “change of control” assumptions that became applicable as a result of the acquisition of Sculptor, including the assumption that Sculptor (or its successor) has sufficient taxable income to use the relevant tax benefits. As a result, payments under the TRA will be calculated without regard to Sculptor’s ability to actually use tax assets (including net operating losses), the use of which may be significantly limited and may therefore exceed the actual tax savings to Sculptor of the associated tax assets.

As of March 31, 2024, the estimated undiscounted future payment under the TRA was $267.9 million. The carrying value of the TRA liability measured at amortized cost was $174.8 million as of March 31, 2024 with interest expense recognized under the effective interest method. The TRA liability is recorded in Unsecured notes, net of issuance costs on the Consolidated Balance Sheets.

The table below presents the Company’s estimate as of March 31, 2024, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
April 1 through December 31, 2024	$11,591
2025	29,819
2026	17,374
2027	18,994
2028	15,940
2029 and thereafter	174,203
$267,921

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
19.    FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company holds a variety of assets, certain of which are not publicly traded or that are otherwise illiquid. Significant judgement and estimation go into the assumptions that drive the fair value of these assets. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

US GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the assets and liabilities, including existence and transparency of transactions between market participants. Assets and liabilities with readily available actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

Assets and liabilities measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates (“CDR”), and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets
Excess MSRs(A)	$58,577,476	$255,111	$—	$—	$255,111	$—	$255,111
MSRs and MSR financing receivables(A)	526,673,826	8,706,723	—	—	8,706,723	—	8,706,723
Servicer advance investments	313,271	374,511	—	—	374,511	—	374,511
Real estate and other securities(B)	33,738,576	15,314,199	4,497,542	9,566,210	1,250,448	—	15,314,200
Residential mortgage loans, HFS	89,460	74,415	—	—	74,415	—	74,415
Residential mortgage loans, HFS, at fair value	3,701,355	3,691,700	—	3,353,549	338,151	—	3,691,700
Residential mortgage loans, HFI, at fair value	434,474	365,398	—	—	365,398	—	365,398
Residential mortgage loans subject to repurchase	1,845,889	1,845,889	—	1,845,889	—	—	1,845,889
Consumer loans	1,154,642	1,103,799	—	—	1,103,799	—	1,103,799
Derivative and hedging assets	7,493,928	102,227	62,672	7,492	32,063	—	102,227
Mortgage loans receivable(C)	2,384,744	2,384,744	—	341,830	2,042,914	—	2,384,744
Notes receivable	503,397	364,977	—	—	364,977	—	364,977
Loans receivable	27,997	27,997	—	—	27,997	—	27,997
Cash, cash equivalents and restricted cash	1,530,983	1,530,983	1,530,983	—	—	—	1,530,983
Investments in funds	324,631	338,337	—	—	—	338,337	338,337
Other assets	N/A	62,810	—	—	62,810	—	62,810
		$36,543,820	$6,091,197	$15,114,970	$14,999,317	$338,337	$36,543,821
Liabilities
Secured financing agreements	$18,278,569	$18,271,046	$—	$18,090,307	$180,739	$—	$18,271,046
Secured notes and bonds payable(D)	10,126,223	10,045,375	—	324,062	10,052,833	—	10,376,895
Unsecured notes, net of issuance costs	1,298,492	1,205,411	—	—	1,202,005	—	1,202,005
Residential mortgage loan repurchase liability	1,845,889	1,845,889	—	1,845,889	—	—	1,845,889
Payable for investments purchased(E)	1,271,542	1,271,542	1,271,542	—	—	—	1,271,542
Derivative liabilities	7,867,926	33,586	—	15,654	17,932	—	33,586
Notes payable of consolidated funds(F)	222,250	218,123	—	—	218,123	—	218,123
		$32,890,972	$1,271,542	$20,275,912	$11,671,632	$—	$33,219,086
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes US Treasury Bills classified as Level 1 and held at amortized cost basis of $24.9 million (see Note 7). Carrying value equals fair value for all other securities.
(C)Includes Rithm Capital’s economic interests in the consolidated VIE accounted for under the collateralized financing entity (“CFE”) election. As of March 31, 2024, the fair value of Rithm Capital’s interests in the mortgage loans receivable securitization was $33.9 million.
(D)Includes SCFT 2020-A (as defined below) and 2022-RTL1 Securitization (as defined below) MBS issued for which the fair value option for financial instruments was elected and resulted in a fair value of $546.0 million as of March 31, 2024.
(E)Represents the cost of Agency and Non-Agency securities purchased and not settled as of the reporting date. The purchases settled prior to issuance.
(F)Represents notes issued by a consolidated VIE accounted for under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 inputs financial assets for the period presented:

	Level 3
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$1,224,534	$23,804	$513,381	$1,274,005	$429,550	$1,879,318	$14,398,561
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	(77,455)	(77,455)
Transfers to Level 3	—	—	—	—	—	106	—	—	—	106
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	(662)	—	—	—	—	—	(662)
Servicing revenue, net(E)
Included in servicing revenue(E)	—	84,175	—	—	—	—	—	—	—	84,175
Change in fair value of:
Excess MSRs(D)	(1,867)	—	—	—	—	—	—	—	—	(1,867)
Excess MSRs, equity method investees(D)	—	—	—	—	—	—	—	—	—	—
Servicer advance investments	—	—	8,115	—	—	—	—	—	—	8,115
Consumer loans	—	—	—	—	—	—	(30,117)	—	—	(30,117)
Residential mortgage loans	—	—	—	—	—	(1,491)	—	—	—	(1,491)
Gain (loss) on settlement of investments, net	—	—	—	36	—	—	—	—	—	36
Other income (loss), net(D)	—	—	—	2,270	(9,612)	1,824	—	—	14,873	9,355
Gains (losses) included in OCI(F)	—	—	—	737	—	—	—	—	—	737
Interest income	2,446	—	7,315	8,299	—	—	10,152	1,094	—	29,306
Purchases, sales and repayments
Purchases, net(G)	—	—	212,656	66,779	—	216,404	4,113	—	—	499,952
Proceeds from sales	—	671		—	—	(17,766)	—	—	—	(17,095)
Proceeds from repayments	(16,618)	$—	(230,456)	(51,545)	—	(16,042)	(154,354)	(37,670)	(423,268)	(929,953)
Originations and other	—	215,939	—	—	(61)	7,133	—	—	649,446	872,457
Balance at March 31, 2024	$255,111	$8,706,723	$374,511	$1,250,448	$14,131	$703,549	$1,103,799	$392,974	$2,042,914	$14,844,160
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Amounts include Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.
(C)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
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
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

The following table summarizes the changes in the Company’s Level 3 financial liabilities for the period presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of Consolidated Funds	Total
Balance at December 31, 2023	$235,770	$218,157	$453,927
Gains (losses) included in net income
Other income(A)	(411)	(34)	(445)
Purchases, sales and repayments
Proceeds from sales	—	—	—
Payments	(13,437)	—	(13,437)
Balance at March 31, 2024	$221,922	$218,123	$440,045
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
See Note 20 in the Company’s Annual Report for a listing of criteria used to determine the significant inputs for each asset class.

Excess MSRs, MSRs and MSR Financing Receivables Valuation

Fair value estimates of Rithm Capital’s MSRs and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates for Excess MSRs, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of MSRs on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of March 31, 2024:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.5% – 12.0% (6.6%)	0.2% – 15.0% (6.2%)	0.0% – 91.3% (55.4%)	7 – 32 (20)	11 – 26 (20)

Excess MSRs Held through Investees	7.4% – 10.1% (8.6%)	1.8% – 5.0% (3.2%)	45.4% – 64.1% (59.2%)	16 – 25 (21)	14 – 21 (18)

MSRs and MSR Financing Receivables
Agency	0.6% – 83.7% (6.4%)	0.1% – 100.0% (1.7%)	—(G)	12 – 136 (27)	0 – 40 (22)
Non-Agency	0.8% – 83.5% (7.7%)	0.8% – 80.0% (26.6%)	—(G)	1 – 277 (46)	0 – 40 (20)
Ginnie Mae	4.5% – 81.9% (9.1%)	0.1% – 71.4% (8.1%)	—(G)	19 – 119 (44)	0 – 39 (27)
Total/Weighted Average—MSRs and MSR Financing Receivables	0.6% – 83.7% (7.3%)	0.1% – 100.0% (5.5%)	—(G)	1 – 277 (33)	0 – 40 (24)
(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower is expected to miss a mortgage payment.
(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer or subservicer, as applicable.
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (“bps”). As of March 31, 2024, weighted average costs of subservicing of $6.91 – $7.09 ($6.95) per loan per month was used to value the agency MSRs. Weighted average costs of subservicing of $7.54 – $9.55 ($9.17) per loan per month was used to value the non-agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $8.37 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)Recapture is not considered a significant input for MSRs and MSR financing receivables.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 4.1%.

As of March 31, 2024, a weighted average discount rate of 8.8% (range of 8.5% – 9.0%) was used to value Rithm Capital’s Excess MSRs (directly and through equity method investees). As of March 31, 2024, a weighted average discount rate of 8.5% (range of 7.9% – 10.8%) was used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Agency MSRs, owned as of March 31, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at March 31, 2024	$5,477,522
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,916,038	$5,688,536	$5,281,385	$5,098,703
Change in estimated fair value:
Amount	$438,516	$211,014	$(196,137)	$(378,819)
Percentage	8.0%	3.9%	(3.6)%	(6.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,712,739	$5,589,924	$5,374,997	$5,279,423
Change in estimated fair value:
Amount	$235,217	$112,402	$(102,525)	$(198,099)
Percentage	4.3%	2.1%	(1.9)%	(3.6)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,564,061	$5,524,189	$5,424,447	$5,365,476
Change in estimated fair value:
Amount	$86,539	$46,667	$(53,075)	$(112,046)
Percentage	1.6%	0.9%	(1.0)%	(2.0)%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at March 31, 2024	$666,958
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$736,242	$700,014	$636,705	$608,936
Change in estimated fair value:
Amount	$69,284	$33,056	$(30,253)	$(58,022)
Percentage	10.4%	5.0%	(4.5)%	(8.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$705,048	$685,527	$649,291	$632,451
Change in estimated fair value:
Amount	$38,090	$18,569	$(17,667)	$(34,507)
Percentage	5.7%	2.8%	(2.6)%	(5.2)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$702,058	$685,264	$647,274	$626,531
Change in estimated fair value:
Amount	$35,100	$18,306	$(19,684)	$(40,427)
Percentage	5.3%	2.7%	(3.0)%	(6.1)%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of March 31, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at March 31, 2024	$2,562,243
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,767,898	$2,661,043	$2,470,671	$2,385,605
Change in estimated fair value:
Amount	$205,655	$98,800	$(91,572)	$(176,638)
Percentage	8.0%	3.9%	(3.6)%	(6.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,710,793	$2,632,485	$2,498,505	$2,439,407
Change in estimated fair value:
Amount	$148,550	$70,242	$(63,738)	$(122,836)
Percentage	5.8%	2.7%	(2.5)%	(4.8)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,739,713	$2,654,908	$2,463,189	$2,359,206
Change in estimated fair value:
Amount	$177,470	$92,665	$(99,054)	$(203,037)
Percentage	6.9%	3.6%	(3.9)%	(7.9)%

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

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs:

Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
Servicer advance investments	1.2% – 2.4% (2.4%)	3.9% – 4.9% (4.8%)	6.6% – 20.0% (19.7%)	18.2 – 19.9 (19.8)	bps	6.2% – 6.7% (6.2%)	20.9 – 21.6 (21.6)
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 2.2 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Real Estate and Other Securities Valuation

Rithm Capital’s real estate and other securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the US Department of the Treasury and are classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency	$9,751,506	$9,558,334	$9,566,210	$—	$9,566,210	2
Non-Agency	19,462,070	1,217,263	1,038,452	211,996	1,250,448	3
Total	$29,213,576	$10,775,597	$10,604,662	$211,996	$10,816,658
(A)Rithm Capital generally obtains pricing service quotations or broker quotations from two sources. Rithm Capital evaluates quotes received, determines one as being most representative of fair value and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency securities, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to most accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to purchase the security at the quoted price. Rithm Capital’s investments in Agency RMBS are classified within Level 2 of the fair value hierarchy because the market for these securities is active and market prices are readily observable.

The third-party pricing services and brokers engaged by Rithm Capital (collectively, “valuation providers”) use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations of securities. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. Rithm Capital has reviewed the methodologies utilized by its valuation providers and has found them to be consistent with GAAP requirements. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, Rithm Capital creates its own internal pricing models for Level 3 securities and uses the outputs of these models as part of its process of evaluating the fair value estimates it receives from its valuation providers. These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently. These assumptions are regularly refined and updated at least quarterly by Rithm Capital and reviewed by its independent valuation group, which is separate from its investment acquisition and management group, to reflect market developments and actual performance.

For 46.2% of Non-Agency securities, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency	$578,082	0.0% – 12.6% (6.3%)	0.0% – 20.0% (11.4%)	0.0% – 2.0% (0.9%)	0.0% – 49.0% (19.5%)
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

Residential Mortgage Loans Valuation

Rithm Capital, through Newrez, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securitizations. Residential mortgage loans HFS, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Newrez also originates non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau that it intends to sell to private investors. Residential mortgage loans HFS, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans HFS for which there is little to no

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

Residential mortgage loans HFS, at fair value also include nonconforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Residential mortgage loans HFI, at fair value include nonconforming seasoned mortgage loans acquired and not identified for sale or securitization, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing models are based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of March 31, 2024:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$215,160	5.9% – 9.7% (6.4%)	2.3% – 9.1% (7.3%)	1.3% – 6.6% (2.7%)	6.9% – 55.4% (11.7%)
Originated loans(A)	32,617	4.4%	8.9%	3.6%	20.7%
Residential mortgage loans HFS, at fair value	$247,777

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	CDR	Current Value of Underlying Properties
Acquired loans	$62,848	4.8% – 10.0% (6.3%)	2.0%– 7.6% (3.8%)	1.3% – 4.3% (3.3%)	223.1% – 863.9% (243.7%)
Originated loans(A)	5,786	4.4%	N/A	3.6%	N/A
Residential mortgage loans HFS, at fair value	$68,634
(A)Includes inputs for 66.9% and 50.8% of originated performing and non-performing loans, respectively, classified as Level 3. The remainder of performing and non-performing loans were priced using dealer price quotes and historical sale transactions for similar loans with a range of 50.9% - 100.0% (85.8%).

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFI, at fair value classified as Level 3 as of March 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans HFI, at fair value	$365,398	7.9% – 9.8% (8.1%)	3.0% – 3.9% (3.6%)	1.3% – 6.6% (5.1%)	23.2% – 55.4% (43.4%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans HFI, at fair value classified as Level 3 as of March 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
SpringCastle	$267,948	8.4% – 9.4% (8.6%)	9.4% – 35.7% (15.5%)	1.7% – 7.3% (5.0%)	85.7% – 100.0% (93.6%)
Marcus	835,851	7.8%	19.8%	11.3%	86.0%
Consumer loans, HFI, at fair value	$1,103,799

Mortgage Loans Receivable Valuation

Rithm Capital classifies certain mortgage loans receivable as Level 3 in the fair value hierarchy. Performing originated mortgage loans are valued using (i) a market-based approach by utilizing the fair value of securities backed by similar loans adjusted for certain factors to approximate the fair value of a whole loan or (ii) current commitments to acquire the loans. Non-performing loan liquidation cash flows are derived based on the estimated value of the collateral, estimated recoveries and costs, and estimated time to liquidate the asset. Acquired mortgage loans receivable are valued using internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). The following table summarizes certain information regarding the weighted averages of inputs used in valuing mortgage loans receivable, at fair value classified as Level 3 as of March 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired mortgage loans receivable	$73,934	10.7%	—%	1.8% – 2.5% (2.1%)	25.0%
Originated mortgage loans receivable	1,968,980	9.6%	N/A	N/A	N/A
Mortgage loans receivable, at fair value	$2,042,914

Rithm Capital has securitized certain mortgage loans receivable which are held as part of a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further discussion regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its CFE to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the CFE to measure the fair value of the financial assets of the CFE. The fair value of the debt issued by the CFE is typically valued using external pricing data, which includes third-party valuations. The securitized mortgage loans receivable, which are assets of the CFE, are included in mortgage loans receivable, at fair value, on the Company’s Consolidated Balance Sheets. The debt issued by the CFE is included in Secured Notes and Bonds Payable on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value of the debt issued by the CFE is included in realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations. The securitized mortgage loans receivable and the debt issued by the Company’s CFE are both classified as Level 2.

Derivatives and Hedging Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy. Treasury short sales are valued using market-based prices published by the US Department of the Treasury and classified as Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other commitment relates to an agreement entered into by a subsidiary of Rithm Capital with its affiliate requiring a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate. It is valued at the excess of cost basis over the intrinsic value of the underlying investment and classified as Level 3 in the fair value hierarchy. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs as of March 31, 2024:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$31,228	0.4% – 100.0% (83.6%)	4.4 – 345.0 (239.7)

Asset-Backed Securities Issued

As of March 31, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined below) securitization, and therefore, Rithm Capital’s Consolidated Balance Sheets include the asset-backed securities issued by the trust. Rithm Capital elected the fair value option for the securities and valued them consistently with Non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued as of March 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$221,922	5.8%	15.5%	5.0%	93.6%

Notes Receivable and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes and loans receivable. Solely for March 31, 2024, the fair value of notes receivable was determined utilizing a market approach based on an observable trade in the specific security. Due to the fact that the fair value of Rithm Capital’s notes and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

Future cash flows are generally estimated using contractual economic terms, as well as significant unobservable inputs, such as the underlying collateral performance. Other significant unobservable inputs include discount rates which estimate the market participants’ required rates of return.

The following table summarizes certain information regarding the carrying value and significant inputs used in valuing Rithm Capital’s notes and loans receivable as of March 31, 2024:

	Fair Value	Discount Rate
Notes receivable	$364,977	N/A
Loans receivable	27,997	12.7%
Total	$392,974

Consolidated Funds

Investments of consolidated funds include investments held by Sculptor’s consolidated structured alternative investment solution. The investments of the consolidated structured alternative investment solution that Sculptor manages are measured at fair value using the NAV per share practical expedient.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of March 31, 2024:

Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$241,058	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	97,279	None(C)	N/A
Total	$338,337

(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$168.6 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of March 31, 2024, the structured alternative investment solution had unfunded commitments of $68.4 million related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

Notes payable of consolidated funds of $218.1 million as of March 31, 2024 are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. Notes payable of consolidated funds are included in accrued expenses and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value is included in realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans HFS, foreclosed real estate accounted for as REO and SFR, Rithm Capital measures the assets at the lower of cost or fair value and which may require, from time to time, a nonrecurring fair value adjustment.

At March 31, 2024, assets measured at fair value on a nonrecurring basis were $95.4 million. The $95.4 million of assets include approximately $74.4 million of residential mortgage loans HFS and $21.0 million of REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of March 31, 2024:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$54,056	6.5% – 8.3% (8.0%)	4.8 – 6.8 (5.3)	2.3% – 6.2% (4.0%)	3.7% – 7.9% (4.4%)	30.2% – 55.4% (33.7%)
Non-performing loans	20,359	5.9% – 10.0% (8.6%)	5.4 – 9.5 (6.0)	2.4% – 3.1% (2.8%)	1.3% – 9.1% (4.9%)	23.2% – 44.5% (32.0%)
Total/weighted average	$74,415	8.1%	5.5	3.7%	4.6%	33.2%
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 20%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the three months ended March 31, 2024 consists of a valuation allowance of $0.2 million for residential mortgage loans and a reversal of valuation allowance of $0.3 million for REO.

20. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with special purpose entities (“SPEs”), which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company first evaluates whether it holds a variable interest in the entity. Where the Company has a variable interest, it is required to determine whether the entity will be considered a VIE or a Voting Interest Entity (“VOE”), the classification of which will determine the analysis that the Company is required to perform when determining whether it should consolidate the entity.

VIEs are defined as entities in which (i) equity investors do not have the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. Where an entity does not have the characteristics of a VIE, it is a VOE. A VIE is required to be consolidated by the primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

To assess whether Rithm Capital has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, Rithm Capital considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying (i) the activities that most significantly impact the VIE’s economic performance and (ii) which party, if any, has power over those activities. To assess whether Rithm Capital has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, Rithm Capital considers all of its economic interests and applies judgment in determining whether these interests, individually or in the aggregate, are considered potentially significant to the VIE. When an SPE meets the definition of a VIE and the Company determines that it is the primary beneficiary, the Company consolidates the SPE in its consolidated financial statements.

For certain consolidated VIEs, Rithm Capital has elected to account for the assets and liabilities of these entities as CFEs. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity. The beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance under GAAP for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity.

Consolidated VIEs

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owned approximately 89.3% of Advance Purchaser as of March 31, 2024. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 6 for details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Newrez Joint Ventures

A wholly-owned subsidiary of Newrez, Newrez Ventures LLC (formerly known as Shelter Mortgage Company LLC) (“Newrez Ventures”), is a mortgage originator specializing in retail originations. Newrez Ventures operates its business through a series of joint ventures (“Newrez Joint Ventures”) and is deemed to be the primary beneficiary of such Newrez Joint Ventures as a result of its ability to direct activities that most significantly impact the economic performance of the Newrez Joint Venture entities and its ownership of a significant equity investment.

Residential Mortgage Loans

The Company securitizes, sells and services residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. Certain of these activities may involve SPEs which, by their nature, are deemed to be VIEs.

Rithm Capital sells pools of conforming mortgage loans through GSE and Ginnie Mae sponsored programs with the servicing retained by Newrez. The Company has several financing vehicles in the form of mortgage loan participation and sale agreements with financial institutions, or Purchasers, to sell pools of agency residential mortgage loans.

Newrez Mortgage Participant LLC, NPF Trust EBO I and Newrez Trust II were formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Newrez’s residential mortgage loans HFS (“MLHFS PC”). These facilities transfer the MLHFS PC in exchange for cash. Newrez is the primary beneficiary of the VIE and therefore consolidates the SPE. The transferred MLHFS PC is classified on the Consolidated Balance Sheets as residential mortgage loans, HFS and the related warehouse credit facility liabilities as part of Secured Financing Agreements. Newrez retains the risks and benefits associated with the assets transferred to the SPEs.

Mortgage-Backed Securitization

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day SOFR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full or (iii) a repurchase triggering event. The Company is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Consumer Loan Companies

Rithm Capital has a co-investment in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”), which hold the SpringCastle loans. As of March 31, 2024, Rithm Capital owns 53.5% of the limited liability company interests in and consolidates the Consumer Loan Companies.

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

Mortgage Loans Receivable

In March 2022, Rithm Capital formed a securitization facility that issued securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”). In addition to pass-through certificates sold to third parties, Rithm Capital acquired all of the residual tranche certificate, which bears no interest, for $20.9 million. Rithm Capital evaluated the purchased

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
residual tranche certificate as a variable interest in the trust and concluded that the residual tranche certificate will absorb a majority of the trust’s expected losses or receive a majority of the trust’s expected residual returns. Rithm Capital also concluded that the securitization’s asset manager, a wholly-owned subsidiary of Rithm Capital, has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates the trust. As of March 31, 2024, the 2022-RTL1 Securitization consists of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $341.8 million and an aggregate principal limit of approximately $487.2 million.

Consolidated Funds

In the ordinary course of business, Sculptor sponsors the formation of consolidated funds that are considered VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity. The assets of these consolidated funds may only be used to settle obligations of these entities and are not available to creditors of the Company or Sculptor. The investors in these consolidated funds have no recourse against the assets of the Company or Sculptor. There is no recourse to the Company or Sculptor for the consolidated funds’ liabilities.

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of March 31, 2024, the consolidated notes payable due to third parties had a fair value of $218.1 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2025. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of March 31, 2024, the consolidated funds have not drawn on the facility.

See Note 18 and 19 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Mortgage Loans Receivable	Consolidated Funds	Total
March 31, 2024
Assets
Servicer advance investments, at fair value	$364,843	$—	$—	—	$—	$—	$364,843
Residential mortgage loans, HFS, at fair value	—	—	1,177,451	—	—	—	1,177,451
Consumer loans	—	—	—	267,948	—	—	267,948
Mortgage loans receivable	—	—	—	—	341,831	—	341,831
Cash and cash equivalents	5,532	18,000	—	—	—	1,056	24,588
Restricted cash	7,885	—	9,381	6,232	11,607	9,800	44,905
Other assets	9	631	—	4,051	4,887	339,187	348,765
Total Assets	$378,269	$18,631	$1,186,832	$278,231	$358,325	$350,043	2,570,331
Liabilities
Secured financing agreements(A)	—	—	1,052,769	—	—	—	1,052,769
Secured notes and bonds payable(A)	265,776	—	—	221,922	324,062	—	811,760
Accrued expenses and other liabilities	2,505	2,366	6,128	1,587	371	223,188	236,145
Total Liabilities	$268,281	$2,366	$1,058,897	$223,509	$324,433	$223,188	$2,100,674

December 31, 2023
Assets
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, HFS, at fair value	—	—	1,112,097	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	285,632
Mortgage loans receivable	—	—	—	—	353,594	—	353,594
Cash and cash equivalents	5,381	18,159	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	7,572	—	28,259
Other assets	9	688	—	4,325	4,531	340,929	350,482
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$365,697	$340,929	$2,521,407
Liabilities
Secured financing agreements(A)	—	—	996,845	—	—	—	996,845
Secured notes and bonds payable(A)	274,404	—	—	235,770	318,998	—	829,172
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	372	219,920	232,027
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$319,370	$219,920	$2,058,044
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital, and the assets of the VIEs are not directly available to satisfy Rithm Capital’s obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Non-Consolidated VIEs

The following table summarizes the carrying value of the Company’s real estate bonds issued by unconsolidated VIEs and retained pursuant to required risk retention regulations which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are presented as part of Real estate and other securities on the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Residential mortgage loan UPB and other collateral	$11,466,396	$10,901,751
Weighted average delinquency(A)	4.2%	4.2%
Net credit losses	$167,949	$163,125
Face amount of debt held by third parties	$10,397,972	$9,857,607

Carrying value of bonds retained by Rithm Capital(B)(C)	$991,692	$963,953
Year to date cash flows received by Rithm Capital on these bonds	$40,924	$155,972
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

The following table summarizes the Company’s involvement with VIEs related to the asset management business that are not consolidated. The Company’s involvement, through Sculptor, is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 17.

	March 31, 2024	December 31, 2023
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,613,891	$12,782,124
Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	38,993	37,468
Income and fees receivable	37,873	43,250
Investments	527,231	533,026
Unfunded commitments(A)	182,846	207,575
Other commitments	23,021	—
Maximum Exposure to Loss	$809,964	$821,319
(A)Includes commitments from certain employees and executive managing directors in the amounts of $94.8 million and $97.5 million as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 22 regarding certain guarantees provided in connection with the investments. These investments are presented as part of Equity investments within other assets on the Consolidated Balance Sheets:

	March 31, 2024	December 31, 2023
Carrying value of commercial real estate held within unconsolidated VIEs	$96,186	$66,652
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$34,846	$29,210

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and it is presented as a separate component of Equity on the Company’s Consolidated Balance Sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 6), the Newrez Joint Ventures (Note 8), consumer loans (Note 9) and Sculptor investments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	March 31, 2024			December 31, 2023
	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary
Advance Purchaser	$109,988	10.7%	$11,747	$104,458	10.7%	$11,157
Newrez Joint Ventures	$16,265	49.5%	$8,051	$16,607	49.5%	$8,220
Consumer Loan Companies	$68,126	46.5%	$31,679	$72,361	46.5%	$33,748

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended March 31,
	2024			2023
	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries
Advance Purchaser	$9,530	10.7%	$1,018	$(1,370)	10.7%	$(146)
Newrez Joint Ventures	$112	49.5%	$55	$(85)	49.5%	$(42)
Consumer Loan Companies	$2,192	46.5%	$1,019	$(2,391)	46.5%	$(1,112)

Noncontrolling interests related to Sculptor represents the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by Sculptor employees in real estate funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the Consolidated Statements of Operations and therefore excluded in the calculation of noncontrolling interests. As of March 31, 2024, others’ interest in the net equity of consolidated subsidiaries related to Sculptor was $42.3 million.

21.    EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2024 under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock or its preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On March 20, 2024, Rithm Capital’s board of directors declared first quarter 2024 preferred dividends of $0.47 per share of Series A, $0.45 per share of Series B, $0.40 per share of Series C and $0.44 per share of the 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (the “Series D”), or approximately $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8
December 12, 2023	January 2024	0.25	120.8
March 20, 2024	April 2024	0.25	120.9

Options

Prior to the Internalization, the Company issued options (i) to the Former Manager and (ii) as initial one-time grants relating to 1,000 shares of the Company’s Common Stock as compensation to each new director. These options were issued pursuant to Rithm Capital’s Amended and Restated Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, was amended and restated as of November 4, 2014 and as of February 16, 2023 and expired by its terms on April 29, 2023 (the “2013 Plan”). Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock. Any stock-based awards, including options, issued under the 2013 Plan continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes outstanding options as of March 31, 2024. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended March 31, 2024 was $11.16 per share.

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of March 31, 2024	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of March 31, 2024 (millions)
Independent Directors	Various	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	7,049,146	9.38	12.57
Outstanding		21,473,990	21,472,801
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

The following table summarizes activity in outstanding options:

Number of Options
December 31, 2023	21,473,990
Granted	—
Exercised	—
Expired	—
March 31, 2024	21,473,990

Earnings Per Share

Rithm Capital is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. The effect of dilutive securities is presented net of tax.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$287,487	$89,949
Noncontrolling interests in income of consolidated subsidiaries	3,452	(1,300)
Dividends on preferred stock	22,395	22,395
Net income (loss) attributable to common stockholders	$261,640	$68,854

Basic weighted average shares of common stock outstanding	483,336,777	478,167,178
Effect of dilutive securities:(A)(B)
Stock options	897,800	—
Common stock purchase warrants	—	4,470,133
Restricted stock	274,754	209,600
Time-based restricted stock unit awards	816,310	—
Performance-based restricted stock unit awards	605,860	—
Diluted weighted average shares of common stock outstanding	485,931,501	482,846,911

Basic earnings (loss) per share attributable to common stockholders	$0.54	$0.14
Diluted earnings (loss) per share attributable to common stockholders	$0.54	$0.14
(A)Certain stock options and common stock purchase warrants that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the periods where they were out-of-the-money or a loss has been recorded, because they would have been anti-dilutive for the period presented. There were no anti-dilutive common stock purchase warrants for all periods presented.
(B)Awards related to stock-based compensation were included to the extent dilutive and issuable under the relevant time and/or performance measures.

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

In 2023, in connection with the acquisition of Sculptor, litigation was filed against Sculptor alleging, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board violated their fiduciary duties, and sought, among other things, to enjoin the transaction with Rithm Capital. An agreement was reached in principle by the parties to settle all claims of the litigation. The parties executed and filed the Stipulation and Agreement of Settlement, Compromise and Release in connection with the settlement, pending a final hearing for the settlement.

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

Capital Commitments — As of March 31, 2024, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 26 for additional capital commitments entered into subsequent to March 31, 2024, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Capital’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Refer to Notes 5 and 6 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

•Mortgage Origination Reserves — Newrez currently originates, or has in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations while Newrez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, the Newrez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2024, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $52.6 million and $1.8 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $168.4 million of unfunded and available revolving credit privileges as of March 31, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — On June 21, 2023, Crowne Property Acquisitions, LLC, a wholly-owned subsidiary of Rithm Capital, executed a purchase and sales agreement with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the fourth quarter of 2024. As of March 31, 2024, 200 SFR properties have been delivered to Rithm Capital pursuant to this arrangement.

On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the second quarter of 2025.

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $827.0 million and $2.0 million, respectively, of additional advances on existing mortgage loans as of March 31, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Equity Investments — As part of its investment commitment in certain commercial real estate projects, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations.

•Fund Commitments — The Company has unfunded capital commitments of $232.9 million to certain funds Sculptor manages, of which $68.4 million relates to commitments of Sculptor’s consolidated structured alternative investment solution, and $50.0 million relates to commitments to a consolidated Sculptor Loan Financing Partners fund, a collateralized loan obligation (“CLO”) equity investment platform. The remaining $114.5 million relates to commitments of Sculptor to unconsolidated funds. Approximately $94.8 million of Sculptor’s commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 6 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually.

•Corporate — As part of the partnership with Great Ajax (Note 1), the Company entered into a one-year delayed draw term loan agreement with Great Ajax for up to $70 million, which remains unfunded as of March 31, 2024. In connection with the execution of the term loan agreement, Great Ajax will issue five-year warrants to Rithm Capital, based on amounts drawn under the loan facility (subject to a specified minimum), exercisable for shares of Great Ajax’s common stock.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At March 31, 2024, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 18 for a further discussion of the Company’s debt obligations.

23.    RELATED PARTY TRANSACTIONS

A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which Rithm Capital may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Loan Agreement

In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within Other assets on the Consolidated Balance Sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a remaining term of approximately 27 months unless otherwise extended with the entity. This loan is included in Mortgage Loans Receivable, at fair value on Rithm Capital’s Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
SFR Property Management Agreement

In January 2024, Rithm Capital entered into a management agreement with Adoor Property Management LLC, an entity in which the Company has an ownership interest, to manage certain of the Company’s SFR properties. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within Other assets on the Consolidated Balance Sheets.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as Sculptor manages the operations of and makes investment decisions for these funds.

As of March 31, 2024, approximately $708.8 million of the Company’s assets under management (“AUM”) represented investments by Sculptor, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of March 31, 2024, approximately 53.7% of these AUM were not charged management or incentive fees.

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to Sculptor for these expenses. Due from related parties is presented within Other assets on the Consolidated Balance Sheets.

Other Commitments

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

24.    INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2024	2023
Current:
Federal	$613	$17
State and local	396	22
Foreign	1,775	—
Total current income tax expense (benefit)	2,784	39
Deferred:
Federal	76,453	(14,168)
State and local	13,237	(2,677)
Foreign	938	—
Total deferred income tax expense (benefit)	90,628	(16,845)
Total income tax expense (benefit)	$93,412	$(16,806)

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2024. A REIT is generally not subject to US federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including origination and servicing, asset management and portions of the investment portfolio, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 3 for further details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
As of March 31, 2024, Rithm Capital recorded a net deferred tax liability of $898.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets. As of March 31, 2024, Sculptor recorded a net deferred tax asset of $284.9 million, primarily composed of net operating losses and tax deductible goodwill, which is reported within other assets in the Consolidated Balance Sheets.

25.    ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues earned by Sculptor:

Three Months Ended March 31,
2024
Management fees	$57,130
Incentive income	13,821
Other asset management revenue	4,909
Total asset management revenues	$75,860

The following table presents the composition of the Company’s income and fees receivable through Sculptor:

	March 31, 2024	December 31, 2023
Management fees receivable	$21,548	$23,757
Incentive income receivable	28,281	35,377
Total income and fees receivable	$49,829	$59,134

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

The following table presents the Company’s unearned income and fees through Sculptor:

	March 31, 2024	December 31, 2023
Unearned management fees	$1	$1
Unearned incentive income	38,992	37,467
Total unearned income and fees	$38,993	$37,468

A liability for unearned incentive income is generally recognized when Sculptor receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of it being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter.

26.    SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2024 through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Computershare Acquisition

Rithm Capital completed the Computershare Acquisition, and simultaneous merger of SLS and Newrez, on May 1, 2024 for a cash purchase price of approximately $720.0 million. The Computershare Acquisition included approximately $45.0 billion UPB of MSRs and $104.0 billion of third-party servicing UPB, along with SLS’s origination services business. Given the recent timing of the transaction, the Company is currently evaluating the purchase price allocation. It is impracticable to disclose the preliminary purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A, “Risk Factors” of this Report and Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are structured as an internally managed REIT for US federal income tax purposes. Rithm Capital became a publicly-traded entity on May 15, 2013.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor and its affiliates. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto and as amended by Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement). For more information about our investment guidelines, see “Part I, Item 1. Business—Investment Guidelines” of our Annual Report on Form 10-K for the year ended December 31, 2023.

As of March 31, 2024, we had approximately $42.1 billion in total assets and approximately $32.3 billion in assets under management (“AUM”).

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total equity	$7,243,372	$7,101,038	$7,267,963	$7,194,684	$6,954,543
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	93,820	94,096	59,907	60,251	60,337
Total equity attributable to common stock	$5,892,298	$5,749,688	$5,950,802	$5,877,179	$5,636,952

Common stock outstanding	483,477,713	483,226,239	483,214,061	483,320,606	483,017,747

Book value per common share	$12.19	$11.90	$12.32	$12.16	$11.67

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Report for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

US economic data and indicators remained steady for the first quarter of 2024. There was a decrease in US real gross domestic product (“GDP”) growth during the quarter as compared to the previous quarter. US and global economic growth continue to be threatened by the ongoing conflict between Israel and various regional adversaries, in addition to the war in Ukraine, elevated inflation rates and growing uncertainty on the inflation outlook. The Federal Reserve held interest rates steady during the first quarter of 2024 and the US Treasury rate rose by just over 30 basis points to 4.2%. The labor market continued to show signs of strength with the addition of 303,000 jobs in March 2024 and an unemployment rate of 3.8%, remaining near 50-year historical lows. On the other hand, wage growth for the quarter was slow. In the real estate market, the inventory of existing homes for sale remained low while mortgage rates and home prices remained high.

Inflation

Over the last quarter the inflation rate remained at relatively high levels, while showing improvement as compared to March 2023. The Consumer Price Index rose 0.1% from December 2023 to March 2024, with a 3.5% rise on an annual basis, largely driven by high housing and energy prices. Further, the Federal Reserve continued to hold interest rates steady in a range between 5.25% - 5.5%, remaining at the highest rate level in over two decades. The Federal Reserve originally indicated the expectation was to cut rates in 2024 if inflation and growth further moderated; however, as 2024 has progressed, the Federal Reserve has been revising these expectations.

Labor Markets

During the first quarter of 2024, the US labor market continued to show signs of strength, with the addition of 303,000 jobs in March 2024, the largest gain since May 2023. Wage growth was slow during the first quarter of 2024, with average hourly wages up 4.1% in March 2024 from March 2023, the smallest year-over-year increase since 2021. The unemployment rate remained relatively unchanged at 3.8%, just a few percentage points from the recent near 50-year low of 3.4% in 2023.

Housing Market

During the first quarter of 2024, the housing market continued to struggle as housing affordability remained low due to continued elevated home prices and mortgage rates, as well as a continued low inventory of existing homes. Home prices continued to rise in the first quarter of 2024 at a seasonally adjusted 1.7%, on par with what was seen in the fourth quarter of 2023. Single-family home prices increased 7.4% year-over-year, up from the previous quarter’s revised annual growth rate of 6.6%. The 30-year fixed mortgage rates remained high at 6.8%. During the first quarter of 2024, the US foreclosure market showed a 3% quarter-over-quarter increase and less than a 1% decrease year-over-year in US properties with a foreclosure filing.

The market conditions discussed above influence our investment strategy and results, many of which have been impacted by the continued high inflation and high mortgage rates, as well as a decrease in GDP growth rate.

The following table summarizes the change in US GDP estimates annualized rate according to the US Bureau of Economic Analysis:

	Three Months Ended
	March 31, 2024(A)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Real GDP	1.6%	3.4%	4.9%	2.1%	2.0%
(A)Annualized rate based on the advance estimate.

The following table summarizes the annualized US unemployment rate according to the US Department of Labor:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Unemployment rate	3.8%	3.7%	3.8%	3.6%	3.5%

The following table summarizes the annualized 10-year US Treasury rate and the annualized 30-year fixed mortgage rate:

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
10-year US Treasury rate	4.2%	3.9%	4.6%	3.8%	3.5%
30-year fixed mortgage rate	6.8%	6.6%	7.3%	6.7%	6.3%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024; however, uncertainty related to market volatility, inflationary pressures causing the federal funds rate to remain elevated and the ongoing conflict between Israel and various regional adversaries makes any estimates and assumptions as of March 31, 2024 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of the London Interbank Offered Rate (“LIBOR”), intended to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6- and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the US, the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for US dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by US Treasury securities and is based on directly observable US Treasury-backed repurchase transactions.

Rithm Capital completed its transition from LIBOR to an appropriate alternative benchmark, mainly the SOFR, in June 2023. We do not currently intend to amend our 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series A”), 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”), or 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) to change the existing USD-LIBOR cessation fallback language.

OUR PORTFOLIO

Our portfolio, as of March 31, 2024 and December 31, 2023, is composed of origination and servicing, our investment portfolio, mortgage loans receivable, and asset management, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
March 31, 2024
Investments	$10,844,061	$19,207,349	$2,384,744	$211,996	$—	$32,648,150
Cash and cash equivalents	468,355	505,162	60,713	82,460	19,747	1,136,437
Restricted cash	237,186	93,654	55,458	8,248	—	394,546
Other assets	3,427,033	3,046,638	133,198	1,179,469	23,600	7,809,938
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$15,001,011	$22,857,895	$2,689,844	$1,528,831	$43,347	$42,120,928
Debt	$7,621,241	$18,446,477	$1,981,198	$442,350	$1,030,566	$29,521,832
Other liabilities	3,294,952	1,418,010	20,435	437,230	185,097	5,355,724
Total liabilities	10,916,193	19,864,487	2,001,633	879,580	1,215,663	34,877,556
Total equity	4,084,818	2,993,408	688,211	649,251	(1,172,316)	7,243,372
Noncontrolling interests in equity of consolidated subsidiaries	8,051	43,426	—	42,343	—	93,820
Total Rithm Capital stockholders’ equity	$4,076,767	$2,949,982	$688,211	$606,908	$(1,172,316)	$7,149,552
Investments in equity method investees	$—	$117,146	$—	$102,000	$—	$219,146
December 31, 2023
Investments	$9,413,923	$13,743,465	$2,232,913	$226,486	$—	$25,616,787
Debt	$6,920,310	$14,180,827	$1,856,006	$455,512	$546,818	$23,959,473

Operating Investments

Origination and Servicing

Rithm Capital’s servicing and origination businesses operated through its wholly-owned subsidiaries Newrez, New Residential Mortgage LLC (“NRM”) and Caliber Home Loans Inc. (“Caliber”), through December 31, 2023. The operations of Caliber were fully integrated into Newrez in the fourth quarter of 2023, and as such operated within Newrez during the quarter ended March 31, 2024.

We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, provide refinance opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs and the US Department of Agriculture, and RMBS and other securities are issued by either public trusts or private label securitization entities (“Non-Agency”) and non-qualified residential mortgage loans (“Non-QM”) through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of residential mortgage loans issued by the GSEs or Ginnie Mae (“Agency”).

Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Shellpoint Mortgage Servicing (“SMS”), our special servicing division, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of March 31, 2024, the performing loan servicing division serviced $447.3 billion UPB of loans, and SMS serviced $130.2 billion UPB of loans, for a total servicing portfolio of $577.5 billion UPB, increased $9.5 billion from the prior quarter. The increase was primarily attributable to loan production, partially offset by scheduled and voluntary prepayment loan activity.

We generate revenue through servicing and sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold and the value of MSRs retained on transfer of the loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Direct to Consumer being the highest. We sell conforming loans to the GSEs and

Ginnie Mae and securitize Non-QM residential loans. We utilize warehouse financing to fund loans at origination through the sale date.

Included in our origination and servicing segment are the financial results of two of our services businesses, eStreet Appraisal Management LLC (“eStreet”) and Avenue 365 Lender Services, LLC (“Avenue 365”). eStreet offers appraisal valuation services, and Avenue 365 provides title insurance and settlement services to Newrez.

The tables below provide selected operating statistics for our Origination and Servicing segment:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2024	% of Total	December 31, 2023	% of Total	QoQ Change
Production by Channel
Direct to Consumer	$670	6%	$437	5%	$233
Retail / Joint Venture	1,185	11%	1,249	14%	(64)
Wholesale	1,098	10%	949	11%	149
Correspondent	7,867	73%	6,279	70%	1,588
Total Production by Channel	$10,820	100%	$8,914	100%	$1,906

Production by Product
Agency	$5,246	49%	$4,825	54%	$421
Government	5,196	48%	3,756	42%	1,440
Non-QM	186	2%	164	2%	22
Non-Agency	44	—%	31	—%	13
Other	148	1%	138	2%	10
Total Production by Product	$10,820	100%	$8,914	100%	$1,906

% Purchase	83%		87%
% Refinance	17%		13%

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	QoQ Change
Gain on originated residential mortgage loans, HFS, net(A)(B)(C)(D)	$140,670	$108,448	$32,222

Pull through adjusted lock volume	$11,706,289	$8,846,653	$2,859,636

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.94%	4.44%
Retail / Joint Venture	3.62%	3.72%
Wholesale	1.33%	1.17%
Correspondent	0.53%	0.38%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.20%	1.23%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of loans HFS and economic hedging gains and losses.
(B)Includes loan origination fees of $177.7 million and $107.8 million for the three months ended March 31, 2024 and December 31, 2023, respectively.
(C)Represents Gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 3 and Note 8 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total Gain on originated residential mortgage loans, HFS, net increased $32.2 million to $140.7 million for the three months ended March 31, 2024 compared to the three months ended December 31, 2023. The increase is attributable to an increase in pull through adjusted lock volume across most channels. Purchase originations comprised 83% of funded loans for the three months ended March 31, 2024 compared to 87% for the three months ended December 31, 2023. The higher percentage of refinance originations was primarily driven by a decline in interest rates at the end of 2023 into early 2024.

For the three months ended March 31, 2024, funded loan origination volume was $10.8 billions, up from $8.9 billion in the prior quarter. Gain on sale margin for the three months ended March 31, 2024 was 1.20%, 3 basis points lower than the 1.23% for the prior quarter, primarily due to channel mix (refer to the tables above).

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Newrez subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	March 31, 2024	December 31, 2023	QoQ Change
Performing servicing
MSR-owned assets	$444,504	$444,057	$447
Residential whole loans	2,765	1,781	984
Total performing servicing	447,269	445,838	1,431

Special servicing
MSR-owned assets	12,115	12,917	(802)
Residential whole loans	6,816	6,738	78
Third party	111,287	102,500	8,787
Total special servicing	130,218	122,155	8,063
Total servicing portfolio	$577,487	$567,993	$9,494

Agency servicing
MSR-owned assets	$323,473	$325,708	$(2,235)
Third party	9,010	8,698	312
Total agency servicing	332,483	334,406	(1,923)

Government-insured servicing
MSR-owned assets	129,914	127,864	2,050
Total government servicing	129,914	127,864	2,050

Non-Agency (private label) servicing
MSR-owned assets	3,232	3,402	(170)
Residential whole loans	9,581	8,519	1,062
Third party	102,277	93,802	8,475
Total Non-Agency (private label) servicing	115,090	105,723	9,367
Total servicing portfolio	$577,487	$567,993	$9,494

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	QoQ Change
Servicing fees
MSR-owned assets	$322,094	$341,540	$(19,446)
Residential whole loans	2,610	2,606	4
Third party	24,049	24,416	(367)
Total servicing fees	348,753	368,562	(19,809)

Other fees
Incentive	12,145	11,345	800
Ancillary	30,375	26,408	3,967
Boarding	743	339	404
Other	5,462	—	5,462
Total other fees(A)	48,725	38,092	10,633

Total servicing portfolio fees	$397,478	$406,654	$(9,176)
(A)Includes other fees earned from third parties of $14.1 million and $10.9 million for the three months ended March 31, 2024 and December 31, 2023, respectively.

MSRs and MSR Financing Receivables

Our servicing segment includes owned MSRs serviced by Newrez. As of March 31, 2024, 86.7% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez.

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

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to March 31, 2024.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and capital markets notes. These borrowings are primarily recourse debt and bear either fixed or variable interest rates, which are offered by the counterparty for the term of the notes for a specified margin over SOFR. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis, and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

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

The table below summarizes our MSRs and MSR financing receivables as of March 31, 2024:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$348,953.1	27	$5,477.5
Non-Agency(A)	47,806.3	46	667.0
Ginnie Mae	129,914.4	44	2,562.2
Total/Weighted Average	$526,673.8	33	$8,706.7
(A)Includes GSE and Non-Agency MSRs of $25.5 billion and $44.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of March 31, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE(A)	$5,477,522	$348,953,092	1,856,741	770	3.9%	272	60	1.2%	4.6%	4.5%	—%	2.1%
Non-Agency(A)	666,958	47,806,353	439,443	636	4.4%	283	216	9.3%	6.1%	3.9%	2.3%	—%
Ginnie Mae	2,562,243	129,914,381	546,203	699	3.9%	320	37	0.5%	5.3%	5.2%	0.1%	6.8%
Total	$8,706,723	$526,673,826	2,842,387	740	4.0%	285	68	1.8%	4.9%	4.6%	0.2%	3.1%
(A)Includes GSE and Non-Agency MSRs of $25.5 billion and $44.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE(G)	0.3%	0.2%	—%	0.1%
Non-Agency(G)	4.3%	6.4%	0.7%	2.3%
Ginnie Mae	2.1%	0.6%	—%	0.6%
Weighted Average	1.1%	0.8%	0.1%	0.4%
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
(G)Includes GSE and Non-Agency MSRs of $25.5 billion and $44.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

Investment Portfolio

MSRs and MSR Financing Receivables (Serviced By Others)

In addition to MSRs serviced by Newrez discussed in the previous section, we contract with certain subservicers to perform the related servicing duties on the residential mortgage loans underlying our MSRs and MSR financing receivables. As of March 31, 2024, third-party subservicers include PHH Mortgage Corporation and Valon Mortgage, Inc., which subservice 8.5% and 4.8%, or $44.6 billion and $25.5 billion, of the underlying UPB of the related mortgages, respectively.

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to March 31, 2024.

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

Excess MSRs

An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the expected amount of compensation needed for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions) (B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$41.9	32	20	32.5% – 100.0%	$199.4
(A)The MSR is a weighted average as of March 31, 2024, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Excess MSRs serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and SLS, we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 6) on $14.9 billion UPB underlying these Excess MSRs.

		MSR Component(A)
Excess MSRs Through Equity Method Investees	Current UPB (billions)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Rithm Capital Interest in Investee (%)	Investee Interest in Excess MSR (%)	Rithm Capital Effective Ownership (%)	Investee Carrying Value (millions)
Agency	16.7	33	21	50%	66.7%	33.3%	111.7
(A)The MSR is a weighted average as of March 31, 2024, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs as of March 31, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average	$199,363	$41,899,426	292,017	712	4.6%	238	166	5.9%	5.3%	0.7%	13.8%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	1.0%	2.6%	0.8%	0.3%
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

The following table summarizes the collateral characteristics as of March 31, 2024 of the loans underlying Excess MSRs made through joint ventures accounted for as equity method investees (dollars in thousands). For each of these pools, we own a 50% interest in an entity that invested in a 66.7% interest in the Excess MSRs.

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Rithm Capital Effective Ownership (%)	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average(F)	$111,664	$16,678,050	33.3%	168,180	724	4.6%	218	127	5.7%	5.5%	0.2%	22.6%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	0.4%	0.4%	0.1%	0.2%
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

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	March 31, 2024
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper and SLS serviced pools	$352,275	$374,511	$14,871,701	$313,271	2.1%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the three months ended March 31, 2024 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Three Months Ended March 31, 2024	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.2%	8.4	$8,115	$270,705	84.1%	81.7%	7.3%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

March 31, 2024
Principal and interest advances	$54,452
Escrow advances (taxes and insurance advances)	145,846
Foreclosure advances	112,973
Total	$313,271

Real Estate Securities

Agency RMBS and US Treasuries

The following table summarizes our Agency RMBS and US Treasury portfolio as of March 31, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$9,751,506	$9,549,450	$41,444	$(24,684)	$9,566,210	47	11	3.9%	$8,068,654
Treasury Notes	$4,500,000	$4,481,415	$—	$(8,759)	$4,472,656	7	4.1	N/A	$4,488,915
Treasury Bills	25,000	24,885	N/A	N/A	24,885	1	0.1	N/A	—
Total/weighted average	$14,276,506	$14,055,750	$41,444	$(33,443)	$14,063,751	$55	8.8	N/A	$12,557,569
(A)Agency RMBS and US Treasury Notes are held at fair value under the fair value option election. US Treasury Bills are held-to-maturity at amortized cost basis.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended March 31, 2024:

Net Interest Spread(A)
Weighted Average Asset Yield	5.13%
Weighted Average Funding Cost	5.40%
Net Interest Spread	(0.27)%
(A)The Agency RMBS portfolio consists of 100.0% fixed-rate securities (based on amortized cost basis).

We largely employ our Agency RMBS and Treasury positions, or government-backed securities, as a hedge to our MSR portfolio and for REIT status. Our government-backed securities portfolio was $14.1 billion as of March 31, 2024. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At March 31, 2024 and December 31, 2023, the Company pledged Agency RMBS and US Treasuries with a carrying value of approximately $12.8 billion and $8.6 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations in accordance with risk retention regulations under the Dodd-Frank Act. As of March 31, 2024, 53.0% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$19,246,658	$1,007,290	$137,516	$(106,354)	$1,038,452	$645,381
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2024 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total/weighted average(A)	705	$19,246,378	$1,007,290	$1,038,193	8.1%	6.9	3.6%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total/weighted average(A)	9.8	0.57	6.2%	1.0%	0.5%
(A)Excludes other asset-backed securities, including bonds backed by consumer loans.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended March 31, 2024.
(C)Excludes residual bonds with a carrying value of $17.1 million for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three-month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended March 31, 2024:

Net Interest Spread(A)
Weighted average asset yield	5.97%
Weighted average funding cost	7.44%
Net interest spread	(1.47)%
(A)The Non-Agency RMBS portfolio consists of 36.9% floating rate securities and 63.1% fixed-rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At March 31, 2024 and December 31, 2023, the Company pledged Non-Agency RMBS with a carrying value of approximately $1.0 billion and $1.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to real estate and other securities from December 31, 2023 to March 31, 2024.

Residential Mortgage Loans

We accumulated our residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. A majority of the portfolio is serviced by Newrez.

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that, at the time of acquisition, it is likely the borrower will continue making payments in accordance with contractual terms. Purchased non-performing loans means that at the time of acquisition, the borrower will not likely make payments in accordance with contractual terms (i.e., credit-impaired). We account for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans held-for-sale (“HFS”), at lower of cost or fair value
•Loans HFS, at fair value

As of March 31, 2024, we had approximately $4.2 billion outstanding face amount of residential mortgage loans (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.1 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, loan origination through Newrez and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2024 (dollars in thousands).

	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Total residential mortgage loans, HFI, at fair value	$434,474	$365,398	8,070	8.1%	5.2

Acquired performing loans(B)	64,851	54,056	1,841	8.0%	5.3
Acquired non-performing loans(C)	24,609	20,359	302	8.5%	6.0
Total residential mortgage loans, HFS, at lower of cost or market	$89,460	$74,415	2,143	8.1%	5.5

Acquired performing loans(B)(D)	$542,335	$490,552	2,979	5.7%	15.8
Acquired non-performing loans(C)(D)	294,077	271,316	1,501	4.8%	23.1
Originated loans	2,864,943	2,929,832	9,029	6.8%	29.5
Total residential mortgage loans, HFS, at fair value	$3,701,355	$3,691,700	13,509	6.5%	27.0
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(C)As of March 31, 2024, we have placed all Non-Performing Loans, HFS on non-accrual status, except as described in (D) below.
(D)Includes $228.6 million and $222.7 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, LTV ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At March 31, 2024 and December 31, 2023, the Company pledged residential mortgage loans with a carrying value of approximately $3.4 billion and $2.2 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2023 to March 31, 2024.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs Bank USA in June 2023 (the “Marcus loans” or “Marcus”) and those loans held by Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), as of March 31, 2024 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$246,553	41,110	18.2%	14.5%	232	45.6	2.1%	15.2%	4.5%
Marcus	$908,089	100,855	10.1%	0.0%	22	11.8	7.2%	20.0%	10.6%
Consumer loans	$1,154,642	141,965	11.8%	3.1%	67	19.0	6.1%	19.0%	9.3%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

See Note 9 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2023 to March 31, 2024.

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of March 31, 2024, our SFR portfolio consists of 3,928 properties with an aggregate carrying value of $1.0 billion, up from 3,888 properties with an aggregate carrying value of $1.0 billion as of December 31, 2023. During the three months ended March 31, 2024, we acquired 48 SFR properties.

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

The following table summarizes certain key SFR property metrics as of March 31, 2024 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	93	2.4%	$18,457	1.8%	$198	95.7%	93.5%	93.5%	$1,542	1,561
Arizona	147	3.7%	59,077	5.9%	402	94.6%	93.9%	93.9%	2,056	1,528
Florida	837	21.3%	229,989	22.8%	275	93.1%	91.4%	91.4%	1,918	1,430
Georgia	754	19.2%	183,859	18.3%	244	93.9%	91.9%	93.4%	1,869	1,770
Indiana	120	3.1%	26,931	2.7%	224	97.5%	97.5%	97.5%	1,646	1,625
Mississippi	157	4.0%	31,884	3.2%	203	91.1%	88.5%	93.3%	1,751	1,685
Missouri	360	9.2%	73,745	7.3%	205	94.2%	94.2%	94.7%	1,599	1,408
Nevada	108	2.7%	36,843	3.7%	341	96.3%	93.5%	93.5%	1,875	1,459
North Carolina	445	11.3%	132,254	13.1%	297	95.2%	94.1%	94.3%	1,820	1,542
Oklahoma	52	1.3%	12,558	1.2%	242	94.2%	92.3%	92.3%	1,533	1,592
Tennessee	88	2.2%	30,116	3.0%	342	88.6%	87.5%	88.5%	2,004	1,499
Texas	765	19.5%	170,969	17.0%	223	74.3%	72.9%	91.9%	1,945	1,768
Other US	2	0.1%	491	—%	245	100.0%	100.0%	100.0%	1,797	1,572
Total/Weighted Average	3,928	100.0%	$1,007,173	100.0%	$256	90.1%	88.7%	93.0%	$1,850	1,599

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 18 to our consolidated financial statements for further information regarding financing of our SFR properties.

Other Investment Portfolio Businesses

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

Additionally, in the fourth quarter of 2023, we entered into a strategic partnership with Darwin to establish a new property management platform, Adoor Property Management LLC (“APM”). Our SFR properties currently are managed through an external property manager and APM.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 17.2% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2024, the average commitment size of our loans was $2.6 million, and the weighted average remaining term to contractual maturity of our loans was 12.4 months.

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

The following table summarizes certain information related to our mortgage loans receivable activity as of and for the three months ended March 31, 2024 (dollars in thousands):

Loans originated	$835,766
Loans repaid(A)	$505,091
Number of loans originated	367
Unpaid principal balance	$2,370,769
Total commitment	$3,202,076
Average total commitment	$2,995
Weighted average contractual interest(B)	10.4%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes our total mortgage loans receivable portfolio by loan purpose as of March 31, 2024 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	365	26.1%	$1,825,204	57.0%	73.4% / 62.3%
Bridge	638	45.7%	1,041,261	32.5%	68.1%
Renovation	394	28.2%	335,611	10.5%	81.2% / 68.4%
Total	1,397	100.0%	$3,202,076	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes our total mortgage loans receivable portfolio by geographic location as of March 31, 2024 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	578	41.4%	$1,596,694	49.9%
Washington	91	6.5%	208,499	6.5%
Florida	126	9.0%	207,406	6.5%
New York	46	3.3%	206,828	6.5%
Colorado	48	3.4%	152,095	4.7%
Arizona	37	2.6%	130,218	4.1%
Virginia	34	2.4%	130,189	4.1%
Texas	19	1.4%	104,437	3.3%
Georgia	16	1.1%	90,178	2.8%
Illinois	94	6.7%	77,188	2.4%
Other US	308	22.2%	298,344	9.2%
Total	1,397	100.0%	$3,202,076	100.0%
See Note 11 to our consolidated financial statements for additional information, including a summary of activity related to mortgage loans receivable from December 31, 2023 to March 31, 2024.

Asset Management

Our asset management business primarily operates through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $32.3 billion in AUM as of March 31, 2024. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023.

AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the funds, (ii) uncalled capital commitments, (iii) total capital commitments for certain real estate funds and (iv) par value of collateralized loan obligations (“CLOs”).

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

Growth in AUM in Sculptor’s funds and positive investment performance of Sculptor’s funds drive growth in our asset management revenues and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

Management fees are generally calculated based on the AUM we manage. Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

Incentive income is generally based on the investment performance of the funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where Sculptor is not entitled to incentive income until the investment performance exceeds an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceeded, or a perpetual “high-water mark”, where any losses generated in a fund must be recouped before taking incentive income.

The asset management business generates its revenues primarily through management fees and incentive income, each as described above.

For the three months ended March 31, 2024, the first full quarter of results, our asset management revenues were $75.9 million, driven primarily by management fees. Operating expenses for the asset management business primarily consist of amortization of intangible assets, compensation and benefits, and office and professional expenses.

Our asset management business retains and owns investments in the CLOs we manage in accordance with European Union and United Kingdom risk retention regulations. As of March 31, 2024, substantially all of our CLO portfolio was related to bonds retained pursuant to these regulations. Through CLOs, we invest in performing credit including leveraged loans, high-yield bonds, private credit/bespoke financings, and investment grade credit.

The following table summarizes our CLO portfolio as of March 31, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Debt
			Gains	Losses
CLOs	$215,412	$209,974	$4,425	$(2,403)	$211,996	$197,858
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our CLO portfolio as of March 31, 2024 (dollars in thousands):

	CLO Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Weighted Average Coupon
Total / weighted average	194	$215,412	$209,974	$211,996	8.6	5.5%

The following table summarizes the net interest spread of our CLO portfolio for the three months ended March 31, 2024:

Net Interest Spread(A)
Weighted average asset yield	8.71%
Weighted average funding cost	6.36%
Net interest spread	2.35%
(A)The CLO portfolio consists of 93.2% floating rate securities and 6.8% fixed-rate securities (based on amortized cost basis).

TAXES

We have elected to be treated as a REIT for US federal income tax purposes. As a REIT, we generally pay no federal, state or local income tax on income that is currently distributed to our stockholders if we distribute out at least 90% of our current taxable income each year.

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

As of March 31, 2024, Rithm Capital’s net deferred tax liability of $898.0 million is primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets. As of March 31, 2024, a net deferred tax asset of $284.9 million reported within other assets in the Consolidated Balance Sheets primarily composed of net operating losses and tax deductible goodwill related to Sculptor.

For the three months ended March 31, 2024, we recognized deferred tax expense of $90.6 million, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as income in our origination and servicing segment.

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

Our critical accounting policies as of March 31, 2024, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2024; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of March 31, 2024 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

During the three months ended March 31, 2024, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024 compared to the three months ended December 31, 2023. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$470,203	$482,210	$(12,007)
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839) and $(134,884), respectively)	84,175	(466,346)	550,521
Servicing revenue, net	554,378	15,864	538,514
Interest income	448,179	450,529	(2,350)
Gain on originated residential mortgage loans, HFS, net	149,545	98,114	51,431
Other revenues	58,348	58,495	(147)
	1,210,450	623,002	587,448
Asset Management
Asset management revenues	75,860	83,938	(8,078)
	1,286,310	706,940	579,370

Expenses
Interest expense and warehouse line fees	414,365	400,474	13,891
General and administrative	195,118	191,614	3,504
Compensation and benefits	235,778	222,457	13,321
	845,261	814,545	30,716
Other Income (Loss)
Realized and unrealized gains (losses), net	(68,134)	70,607	(138,741)
Other income (loss), net	7,984	(303)	8,287
	(60,150)	70,304	(130,454)
Income (Loss) Before Income Taxes	380,899	(37,301)	426,278
Income tax expense (benefit)	93,412	29,850	63,562
Net Income (Loss)	$287,487	$(67,151)	$354,638
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,452	(2,020)	5,472
Dividends on preferred stock	22,395	22,395	—
Net Income (Loss) Attributable to Common Stockholders	$261,640	$(87,526)	$349,166

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$430,426	$451,375	$(20,949)
Ancillary and other fees	39,777	30,835	8,942
Servicing fee revenue, net and fees	470,203	482,210	(12,007)
Change in fair value due to:
Realization of cash flows	(116,839)	(134,884)	18,045
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	201,014	(331,462)	532,476
Servicing revenue, net	$554,378	$15,864	$538,514
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Changes in interest and prepayment rates	$270,174	$(512,099)	$782,273
Changes in discount rates	—	253,553	(253,553)
Changes in other factors	(69,160)	(72,916)	3,756
Change in valuation and assumptions	$201,014	$(331,462)	$532,476

The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2024	December 31, 2023	QoQ Change
GSE	$348,953	$351,642	$(2,689)
Non-Agency	47,806	48,929	(1,123)
Ginnie Mae	129,914	127,864	2,050
Total	$526,673	$528,435	$(1,762)

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2024	December 31, 2023	QoQ Change
Performing Servicing	$447,269	$445,838	$1,431
Special Servicing	130,218	122,155	8,063
Total Servicing Portfolio	$577,487	$567,993	$9,494

Servicing revenue, net increased $538.5 million, primarily driven by an increase in fair value of our MSR portfolio due to a change in assumptions driven by the quarter over quarter change in projected forward interest rates.

Interest Income

Interest income decreased $2.4 million quarter over quarter, primarily driven by lower outstanding balances on our Marcus loans and repayments of agency securities, partially offset by higher interest rates.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023
Pull through adjusted lock volume	$11,706,289	$8,846,653

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.94%	4.44%
Retail / Joint Venture	3.62%	3.72%
Wholesale	1.33%	1.17%
Correspondent	0.53%	0.38%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.20%	1.23%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended
(in millions)	March 31, 2024	December 31, 2023	QoQ Change
Production by Channel
Direct to Consumer	$670	$437	$233
Retail / Joint Venture	1,185	1,249	(64)
Wholesale	1,098	949	149
Correspondent	7,867	6,279	1,588
Total Production by Channel	$10,820	$8,914	$1,906

Gain on originated residential mortgage loans, HFS, net increased $51.4 million, primarily driven by an increase in pull through adjusted lock volume.

Gain on sale margin for the three months ended March 31, 2024 was 1.20%, 3 bps lower than 1.23% for the three months ended December 31, 2023. For the three months ended March 31, 2024, funded loan origination volume was $10.8 billion, up from $8.9 billion in December 31, 2023 primarily attributable to improvements in the correspondent channel. Purchase originations comprised 83% of all funded loans for the three months ended March 31, 2024 compared to 87% in December 31, 2023. The higher percentage of refinance originations was primarily driven by decline in interest rates at the end of 2023 into early 2024.

Other Revenues

Other revenue was consistent quarter over quarter as there were minimal fluctuations in our single family rental portfolio.

Asset Management Revenues

Asset management revenues decreased $8.1 million quarter over quarter, primarily due to lower incentive income driven by timing of realizations and distributions related to the asset management funds, offset by a full quarter of management fees in 2024 compared to a partial quarter during the fourth quarter of 2023.

Interest Expense and Warehouse Line Fees

Interest expense and warehouse line fees increased $13.9 million quarter over quarter, primarily due to an increase in borrowings related to treasury and agency purchases, partially offset by a decrease in floating rate MSR and advance financing.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Legal and professional	$21,489	$38,348	$(16,859)
Loan origination	15,397	11,843	3,554
Occupancy	17,048	14,597	2,451
Subservicing	19,428	19,900	(472)
Loan servicing	4,935	5,307	(372)
Property and maintenance	32,264	31,747	517
Information Technology	41,202	34,044	7,158
Other	43,355	35,828	7,527
Total	$195,118	$191,614	$3,504

General and administrative expenses increased $3.5 million quarter over quarter, primarily driven by a full quarter of Asset Management operating expenses in 2024 compared to a partial quarter during the fourth quarter of 2023. The increase was partially offset by lower professional service fees attributable to Sculptor transaction expenses incurred in the fourth quarter of 2023.

Compensation and Benefits

Compensation and benefits expense increased $13.3 million quarter over quarter, primarily driven by a full quarter of Asset Management compensation expense in 2024 compared to a partial quarter during the fourth quarter of 2023.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Real estate and other securities	$(103,600)	$393,702	$(497,302)
Residential mortgage loans and REO	(3,562)	24,323	(27,885)
Derivative and hedging instruments	41,932	(313,880)	355,812
Notes and bonds payable	(4,838)	(18,733)	13,895
Other(A)	1,934	(14,805)	16,739
Realized and unrealized gains (losses), net	(68,134)	70,607	(138,741)
Other income (loss), net	7,984	(303)	8,287
Total other income (loss)	$(60,150)	$70,304	$(130,454)
(A)Includes excess MSRs, servicer advance investments, consumer loans and other.

Total other loss, inclusive of realized and unrealized gains (losses), net was $60.2 million in the first quarter of 2024 compared to income of $70.3 million in the fourth quarter of 2023.

The net loss in realized and unrealized gains (losses) quarter over quarter was primarily driven by an increase in the 10-year Treasury yield resulting in a decreased market value of Agency securities, which was partially offset by a gain on derivative instruments, coupled with lower overall mark-to-market adjustments on our residential mortgage loans during the first quarter of 2024.

Income Tax Expense (Benefit)

Income tax expense increased $63.6 million, of which $2.3 million and $61.3 million relate to current and deferred tax expense, respectively. The increase in deferred tax expense was primarily driven by the net changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as, income generated by the origination and servicing business segment.

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

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at March 31, 2024 was $1.1 billion.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of March 31, 2024, approximately $1.3 billion of available liquidity was held at NRM and Newrez, of which $783.7 million were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

On September 30, 2023, the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae updated capital and liquidity standards for loan sellers and servicers became effective. In regard to capital requirements, the updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s requirement. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In regard to liquidity requirements, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s capital requirements. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. As of March 31, 2024, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2024, we had outstanding secured financing agreements with an aggregate face amount of approximately $18.3 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $4.6 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

The use of to-be-announced forward contract positions (“TBAs”) dollar roll transactions generally increases our funding diversification, expands our available pool of assets and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repurchase financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repurchase funded transactions offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) the difference between (a) accretion and amortization and unrealized gains and losses recorded with respect to our investments and (b) cash received therefrom, (ii) unrealized gains and losses on our derivatives, and recorded impairments, if any, (iii) deferred taxes and (iv) principal cash flows related to HFS loans, which are characterized as operating cash flows under GAAP.

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	March 31, 2024									December 31, 2023
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities- Residential Mortgage Loans(D)	$3,087,260	$3,087,196	Apr-24 to Feb-26	6.9%	0.7	$3,514,478	$3,522,074	$3,438,132	28.8	$1,940,038
Warehouse Credit Facilities- Mortgage Loans Receivable(E)	1,457,135	1,457,135	May-24 to Dec-25	8.1%	1.5	1,749,029	1,761,010	1,761,010	1.2	1,337,010
Agency RMBS and Treasury(F)	12,557,569	12,557,569	Apr-24 to May-25	5.4%	0.4	12,962,940	12,773,350	12,817,767	6.8	8,152,469
Non-Agency RMBS(E)	645,381	645,381	Apr-24 to Oct-28	7.4%	0.6	15,812,493	974,002	1,002,578	7.0	610,189
SFR Properties(E)	27,914	27,914	Dec-24	8.2%	0.7	N/A	60,054	60,054	N/A	20,534
CLOs(G)	179,858	178,527	Jan-30 to Jul-35	6.3%	8.7	180,890	180,890	178,475	8.7	183,947
Commercial Notes Receivable	323,452	317,324	Dec-24	6.5%	0.7	429,240	364,977	364,977	N/A	317,096
Total Secured Financing Agreements	18,278,569	18,271,046		6.0%	0.6					12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	169,603	169,603	Oct-25	8.8%	1.4	58,577,476	226,825	261,420	5.8	181,522
MSRs(H)	4,458,873	4,452,608	Dec-24 to Nov-27	7.4%	1.7	521,148,213	6,480,406	8,657,165	7.6	4,800,728
Servicer Advance Investments(I)	270,705	270,705	Jul-24 to Mar-26	7.3%	1.9	313,271	352,275	374,511	8.4	278,042
Servicer Advances(I)	2,154,019	2,153,983	May-24 to Mar-26	7.2%	1.8	2,648,186	2,586,079	2,586,079	0.7	2,254,369
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.8%	0.1	648,077	665,862	669,238	6.7	650,000
Consumer Loans(K)	971,627	943,821	Jun-28 to Sep 37	6.8%	4.1	1,154,642	1,123,851	1,103,799	1.8	1,106,974
SFR Properties(L)	832,972	791,612	Mar-26 to Sep-27	4.1%	3.1	N/A	946,603	946,603	N/A	789,174
Mortgage Loans Receivable(M)	524,060	524,060	Jul 26 to Dec-26	5.7%	2.6	565,996	565,996	565,996	0.6	518,998
Secured Facility- Asset Management	75,000	69,652	Nov-25	8.8%	1.6	N/A	N/A	N/A	N/A	69,121
CLOs(G)	19,364	19,331	May-30 to Oct-34	6.8%	7.3	23,013	19,541	22,099	7.3	30,258
Total Secured Notes and Bonds Payable	10,126,223	10,045,375		6.9%	2.0					10,679,186
Liabilities of Consolidated Funds(N)
Consolidated funds(O)	222,250	218,123	May-37	5.0%	4.6	206,141	N/A	204,248	N/A	218,157
Total/ Weighted Average	$28,627,042	$28,534,544		6.3%	1.2					$23,458,626
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $134.3 million as of March 31, 2024.
(D)Includes $224.7 million which bear interest at an average fixed-rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)All SOFR-based floating interest rates.
(F)All repurchase agreements have a fixed-rate. Collateral carrying value includes margin deposits.
(G)All SOFR or EURIBOR-based floating interest rates.
(H)Includes $3.5 billion of MSR notes which bear interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.7%; and $1.0 billion of MSR notes with fixed interest rates ranging from 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt bearing interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Represents $650.0 million securitization backed by a revolving warehouse facility to finance newly originated first-lien, fixed- and adjustable-rate residential mortgage loans which bears interest equal to SOFR plus 1.2%. Collateral carrying value includes cash held in the securitization trust required to meet collateral requirements.
(K)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $191.7 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $721.9 billion of debt collateralized by the Marcus loans bearing interest at the sum of SOFR plus a margin of 3.0%.
(L)Includes $833.0 million of fixed-rate notes which bear interest ranging from 3.5% to 7.1%.
(M)Includes $238.1 million which bear interest at an average fixed-rate of 4.6% with the remaining having SOFR-based floating interest rates.
(N)Included within accrued expenses and other liabilities in the Consolidated Balance Sheets (Note 13).
(O)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8% and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 20). Weighted average life is based on expected maturity.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

We have margin exposure on $18.3 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2024
	Outstanding Balance at March 31, 2024	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Agency RMBS	$12,557,569	$10,033,904	$12,557,569	5.45%
Non-Agency RMBS	645,381	632,765	646,819	7.52%
Residential mortgage loans	2,834,100	1,653,873	2,839,978	6.79%
Mortgage loans receivable	245,391	137,866	264,113	8.22%
Secured Notes and Bonds Payable
MSRs	1,544,013	1,265,253	1,778,513	8.10%
Servicer advances	1,996,502	2,027,881	2,668,763	4.41%
Residential mortgage loans	650,000	650,000	650,000	6.83%
Total/weighted average	$20,472,956	$16,401,542	$21,405,755	5.87%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Secured Financing Agreements
Agency RMBS	$10,033,904	$8,833,800	$9,130,197	$7,787,408
Non-Agency RMBS	632,765	618,758	576,820	592,829
Residential mortgage loans and REO	1,653,873	1,280,958	2,063,804	2,062,667
Mortgage loans receivable	137,866	100,855	556,952	425,081
(A)Represents the average for the period the debt was outstanding.

Corporate Debt

On March 19, 2024, the Company issued in a private offering $775 million aggregate principal amount of 8.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) at an issue price of 98.981%. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2024. Net proceeds from the offering were approximately $483 million, after deducting the initial purchasers’ discounts and commissions, estimated offering expenses payable by us and partial repurchase of 2025 Senior Notes discussed below.

The 2029 Senior Notes mature on April 1, 2029. The notes become redeemable at any time and from time to time, on or after April 1, 2026, at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2029 Senior Notes to be redeemed):

Year	Price
2026	104.000%
2027	102.000%
2028 and thereafter	100.000%

On September 16, 2020, the Company issued in a private offering $550.0 million aggregate principal amount of 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”). Interest on the 2025 Senior Notes accrues at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021. Net proceeds from the offering were approximately $544.5 million, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses payable by us.

The 2025 Senior Notes mature on October 15, 2025. The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the 2025 Senior Notes at a fixed redemption price of 101.563% from October 15, 2023 to October 16, 2024 and at a fixed redemption price of 100.000% after October 14, 2024, in each case, plus accrued and unpaid interest, if any, to, but not including the applicable redemption date.

In connection with the offering of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $282.4 million, including an early tender premium of $30 per $1,000 principal amount of 2025 Senior Notes and accrued and unpaid interest. Following such tender offer, $275.0 million aggregate principal amount of 2025 Senior Notes remains outstanding.

For additional information on our debt activities, see Note 18 to our consolidated financial statements.

Maturities

Our debt obligations as of March 31, 2024, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2024	$1,720,835	$17,491,706	$19,212,541
2025	258,952	2,845,222	3,104,174
2026	2,030,971	1,731,645	3,762,616
2027	734,614	420,000	1,154,614
2028	846,839	—	846,839
2029 and thereafter	546,258	1,050,000	1,596,258
	$6,138,469	$23,538,573	$29,677,042
(A)Includes secured financing agreements, secured notes and bonds payable, and secured notes net of issuance costs of $1.0 billion, $4.9 billion, and $0.2 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, and senior unsecured notes net of issuance costs of $17.3 billion, $5.8 billion, and $0.5 billion, respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trade receivables and treasury securities) and Non-Agency RMBS repurchase agreements were 2.0% and 35.6%, respectively, and for residential mortgage loans was 10.2% during the three months ended March 31, 2024.

Borrowing Capacity

The following table summarizes our borrowing capacity as of March 31, 2024 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$6,367,565	$2,430,849	$3,936,716
Loan origination	5,227,000	2,464,912	2,762,088
CLOs	315,790	179,858	135,932

Secured Notes and Bonds Payable
Excess MSRs	286,380	169,603	116,778
MSRs	5,938,911	4,458,873	1,480,038
Servicer advances	3,805,000	2,424,724	1,380,276
SFR	296,639	194,997	101,642
Consolidated funds	52,500	—	52,500
	$22,289,785	$12,323,816	$9,965,970
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2024.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended March 31,
Series	March 31, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76
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

The Series A and Series B will not be redeemable before August 15, 2024, the Series C will not be redeemable before February 15, 2025, and the Series D will not be redeemable before November 15, 2026, except under certain limited circumstances intended to preserve our qualification as a REIT for US federal income tax purposes or upon the occurrence of a Change of Control (as defined in the Certificate of Designations). On or after August 15, 2024, for the Series A and Series B, February 15, 2025 for the Series C and November 15, 2026 for the Series D, we may, at our option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series A, Series B, Series C and Series D in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date, without interest.

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

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended March 31, 2024 under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2024, we did not repurchase any shares of our common stock or our preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The following table summarizes outstanding options as of March 31, 2024:

Held by FIG LLC, our former manager	21,473,990
Issued to the independent directors	—
Total	21,473,990

As of March 31, 2024, our outstanding options had a weighted average exercise price of $13.26.

Common Dividends

We are organized and intend to conduct our operations to qualify as a REIT for US federal income tax purposes. We intend to make regular quarterly distributions to holders of our common stock. US federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for US federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our secured financing agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or raise capital to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25
December 31, 2023	January 2024	0.25
March 31, 2024	April 2024	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,672,819	$1,617,634	$55,185

Net cash provided by (used in) operating activities	(1,144,201)	1,181,267	(2,325,468)
Net cash provided by (used in) investing activities	(4,053,218)	(590,573)	(3,462,645)
Net cash provided by (used in) financing activities	5,055,583	(407,982)	5,463,565

Net increase (decrease) in cash, cash equivalents and restricted cash	(141,836)	182,712	(324,548)

End of period — cash, cash equivalents and restricted cash	$1,530,983	$1,800,346	$(269,363)

Operating Activities

Net cash provided by (used in) operating activities were approximately $(1.1) billion and $1.2 billion for the three months ended March 31, 2024 and 2023, respectively. Operating cash inflows for the three months ended March 31, 2024 primarily consist of proceeds from sales and principal repayments of residential mortgage loans, HFS, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consist of residential mortgage loans, HFS, loan originations, compensation and benefits, general and administrative expenses and subservicing fees paid.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(4.1) billion and $(0.6) billion for the three months ended March 31, 2024 and 2023, respectively. Investing activities for the three months ended March 31, 2024 primarily consist of cash paid for real estate and other securities, originations of mortgage loans receivable, the funding of servicer advance investments net of principal repayments from servicer advance investments, real estate securities, loans, consumer loans, mortgage loans receivable and net settlement of derivatives and treasury short sales, as well as related reverse repurchase agreements.

Financing Activities

Net cash provided by (used in) financing activities were approximately $5.1 billion and $(0.4) billion for the three months ended March 31, 2024 and 2023, respectively. Financing activities for the three months ended March 31, 2024 primarily consist of borrowings net of repayments under debt obligations, margin deposits net of returns and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $1.0 billion. As of March 31, 2024, there was $11.5 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our asset management business. Our involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of March 31, 2024, our maximum exposure to loss of $810.0 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of March 31, 2024, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of March 31, 2024 included all of the material contractual obligations referred to in our Annual Report on Form 10-K for the year ended December 31, 2023, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2024:

•Derivatives – as described in Note 17 to our consolidated financial statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our consolidated financial statements, we borrowed additional amounts.

See Notes 16, 22 and 26 to our consolidated financial statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2024, if any. As described in Note 22, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $168.4 million of unfunded and available revolving credit privileges as of March 31, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $827.0 million and $2.0 million, respectively, of additional advances on existing mortgage loans as of March 31, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

Fair Value Impact

Changes in the level of interest rates also affect the yields required by the marketplace on interest rate instruments. Increasing interest rates would decrease the value of the fixed-rate assets we hold at the time because higher required yields result in lower prices on existing fixed-rate assets in order to adjust their yield upward to meet the market.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSRs financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Notes 4 and 5 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

In addition, changes in interest rates may impact our ability to exercise our call rights and to realize or maximize potential profits from them. A significant portion of the residential mortgage loans underlying our call rights bear fixed-rates and may decline in value during a period of rising market interest rates. Furthermore, rising rates could cause prepayment rates on these loans to decline, which would delay our ability to exercise our call rights. These impacts could be at least partially offset by potential declines in the value of Non-Agency RMBS related to the call rights, which could then be acquired more cheaply, and in credit spreads, which could offset the impact of rising market interest rates on the value of fixed-rate loans to some degree. Conversely, declining interest rates could increase the value of our call rights by increasing the value of the underlying loans.

We believe our consumer loan investments generally have limited interest rate sensitivity given that our portfolio is mostly composed of seasoned loans with credit-impaired borrowers who are paying fixed-rates, who we believe are relatively unlikely to change their prepayment patterns based on changes in interest rates.

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on SOFR, which is subject to national, international and other regulatory guidance for reform. The recent transition from LIBOR to SOFR involves operational risks, including, but not limited to, reduced experience understanding and modeling SOFR-based assets and liabilities which in turn increases the difficulty of investing, hedging and risk management.

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates.

	Estimated Change in Book Value (in millions) (A)
Interest rate change (bps)	March 31, 2024	December 31, 2023
+50bps	+170.4	+339.3
+25bps	+86.8	+171.2
-25bps	-86.8	-171.2
-50bps	-178.5	-347.4
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon MBSs and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit.

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)(A)
Mortgage basis change (bps)	March 31, 2024	December 31, 2023
+20bps	+25.3	+31.2
+10bps	+12.8	+15.7
-10bps	-12.8	-15.7
-20bps	-26.1	+32.0
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

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. See Note 19 to our consolidated financial statements for a sensitivity analysis for MSRs and MSR financing receivables.

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

As previously disclosed, in connection with the acquisition of Sculptor, on September 11, 2023, stockholder Gilles Beauchemin filed a purported class action against Sculptor and each of Sculptor’s directors in the Court of Chancery of the State of Delaware, captioned Gilles Beauchemin v. Engel, et al., C.A. No. 2023-0921-SG (the “Beauchemin Action”). The Beauchemin Action alleged, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board (the “Special Committee”) violated their fiduciary duties and sought, among other things, to enjoin the transaction with Rithm Capital. Plaintiff also filed a Motion for Preliminary Injunction. Rithm Capital was not party to the filed complaint.

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

On October 26, 2023, Rithm Capital and Sculptor entered into Amendment No. 2 to the Agreement and Plan of Merger (the “Merger Agreement”), amending, among other things, the price per share of Class A common stock of Sculptor, which was increased to $12.70. In connection with the amendment, Rithm Capital entered into a Transaction Support Agreement (the “Transaction Support Agreement”) with each of the Specified Stockholders and the other signatories party thereto. Under the terms of the Transaction Support Agreement, each Specified Stockholder agreed, among other things, to vote all shares held by such Specified Stockholder in favor of the adoption of the Merger Agreement and the approval of the acquisition of Sculptor, and to dismiss with prejudice the claims raised in the Former EMD Group Action complaint, solely with respect to the Specified Stockholders. A stipulated order dismissing these claims was submitted to the Court of Chancery for approval. The Specified Stockholders also agreed to withdraw any demands under Section 220 of the Delaware General Corporation Law.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2024, there were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
Comp
4.1	Indenture, dated March 19, 2024, between Rithm Capital Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2024)

4.2	Form of Rithm Capital Corp.’s 8.000% senior unsecured notes due 2029 (included in Exhibit 4.1 hereto)
(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 19,
2024)

10.1	Rithm Capital Management LLC Long Term Incentive Plan, adopted as of February 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024)

10.2+	First Amendment to Employment Agreement, dated as of March 15, 2024, by and between Rithm Capital Corp. and Michael Nierenberg

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chief Executive Officer and President
(Principal Executive Officer)

May 2, 2024

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 2, 2024