Form 10-K/A
period 2023-12-31
Rithm Capital Corp.
filed 2024-08-12
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2023 (computed based on the closing price on such date as reported on the NYSE) was: $4.5 billion.
Common stock, $0.01 par value per share: 483,226,239 shares outstanding as of February 9, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference into this Amendment No. 1 on Form 10-K/A from the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 11, 2024.

EXPLANATORY NOTE

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” “the Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2024 (the “Original Form 10-K”).
In filing this Amendment, we are restating our previously issued audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, as well as related unaudited consolidated financial statements as of and for each of the quarters within 2023 and 2022 (collectively, the “Affected Periods”) to account for the consolidation of certain private label mortgage securitization trusts and other immaterial adjustments as further described in this Amendment. Those previously issued financial statements for the Affected Periods should no longer be relied upon. In addition, we intend to file an amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (such report, together with this Amendment, the “Amended Reports”), originally filed with the SEC on May 3, 2024. All material restatement information will be included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.

Restatement of Consolidated Financial Statements
This Amendment includes both audited restated Consolidated Financial Statements and unaudited restated consolidated financial information for the Affected Periods, as applicable. See Note 3 to the Consolidated Financial Statements in this Amendment for additional information on the audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021. See Note 28 to the Consolidated Financial Statements in this Amendment for the unaudited restated consolidated information for each of the quarters within 2023 and 2022.

Internal Control Considerations

As a result of the restatement, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that management’s report on internal control over financial reporting and the Opinion of Ernst & Young LLP (“EY”) on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and 2022, included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022, respectively, should no longer be relied upon.
In connection with the restatement, management has also concluded that the Company’s disclosure controls and procedures for the Affected Periods were not effective because of a material weakness in its internal control over financial reporting. Refer to Item 9A. Controls and Procedures for additional details.
The adjustments that are recorded in the restated financial statements did not result from any override of controls or misconduct. We expect that the material weakness will be remediated by the end of the year.

Items Amended in This Filing

This Amendment amends and restates the following items of the Original Form 10-K:
•Cautionary Statement Regarding Forward-Looking Statements and Risk Factors Summary
•Part I - Item 1. Business
•Part I - Item 1A. Risk Factors
•Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8. Consolidated Financial Statements
•Part II - Item 9A. Controls and Procedures
•Part IV - Item 15. Exhibits; Financial Statement Schedules

This Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K, which continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Form 10-K, except as otherwise disclosed in this Amendment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Amendment contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size and attractiveness of market opportunities. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

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

•risks related to our ability to maintain effective internal control over financial reporting, including our ability to remediate any existing material weakness and the timing of any such remediation; and
•risks related to the restatement of our consolidated financial statements, including, but not limited to, regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impact on our stock price.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Amendment, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Capital Corp. (the “Company,” “Rithm Capital” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Amendment and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital acquired Sculptor on November 17, 2023 for a purchase price of approximately $630.3 million (the “Sculptor Acquisition”). The Sculptor Acquisition significantly expanded Rithm Capital’s capabilities in the asset management sector, adding approximately $32.8 billion of assets under management (“AUM”) diversified across credit, real estate and multi-strategy platforms, as well as broadening Rithm Capital’s product offerings and investment management capabilities. See Note 4 to our Consolidated Financial Statements for additional discussion regarding the Sculptor Acquisition.

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
•Call rights
•SFR properties
•Residential mortgage loans
•Consumer loans
•Business purpose loans (mortgage loans receivable)
•Asset management related investments

The following table summarizes our consolidated portfolio as of December 31, 2023, as restated, (dollars in thousands):

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023 (As Restated)
Investments	$9,413,923	$13,322,960	$1,879,319	$226,486	$—	$24,842,688
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	30,233	8,156	—	378,048
Other assets	3,489,171	4,864,921	108,523	842,717	20,483	9,325,815
Assets of consolidated CFEs(A)	—	3,044,850	365,698	340,929	—	3,751,477
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Total assets	$13,671,626	$21,824,007	$2,498,132	$1,694,954	$28,365	$39,717,084
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
Other liabilities	3,224,989	2,004,220	23,608	345,999	213,121	5,811,937
Liabilities of consolidated CFEs(A)	—	2,624,345	319,369	219,920	—	3,163,634
Total liabilities	10,145,299	18,809,392	1,879,985	1,021,431	759,939	32,616,046
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446
(A) Includes assets and liabilities of certain consolidated VIEs that meet the definition of collateralized financing entities ("CFEs"). The assets of the CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

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

We also retain and own risk retention bonds from our securitizations in conjunction with risk retention regulations under the Dodd-Frank Act. As of December 31, 2023, 63.1% of our Non-Agency RMBS portfolio consists of bonds retained pursuant to required risk retention regulations.

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
•U.S. Treasury securities, options on U.S. Treasury securities and U.S. Treasury securities payable;
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

If the applicable Servicing Partner does not meet anticipated recapture targets, the servicing cash flow on a given pool could be significantly lower than projected, which could have a material adverse effect on the value of our MSRs or Excess MSRs and consequently on our business, financial condition, results of operations and cash flows. Our recapture target for our current recapture agreements is stated in the table in Note 21 to our Consolidated Financial Statements.

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 6, 7 and 8 to our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners. We closely monitor our Servicing Partners’ mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as their compliance with applicable regulations and Servicing Guidelines. We have various information, access and inspection rights in our agreements with these Servicing Partners that enable us to monitor aspects of their financial and operating performance and credit quality, which we periodically evaluate and discuss with their management. However, we have no direct ability to influence our Servicing Partners’ performance, and our diligence cannot prevent, and may not even help us anticipate, the termination of any such Servicing Partners’ servicing agreement or a severe deterioration of any of our Servicing Partners’ servicing performance on our portfolio of interests in MSRs.

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

Our interests in MSRs relate to loans serviced or subserviced, as applicable, by our Servicing Partners. As disclosed in Notes 6, 7 and 8 to our Consolidated Financial Statements, certain of our Servicing Partners service and/or subservice a substantial portion of our interests in MSRs. In addition, Mr. Cooper is currently the servicer for a significant portion of our loans, and the loans underlying our RMBS. If the servicing performance of one of our subservicers deteriorates, if one of our subservicers files for bankruptcy or if one of our subservicers is otherwise unwilling or unable to continue to subservice MSRs for us, our expected returns on these investments would be severely impacted. In addition, if a subservicer becomes subject to a regulatory consent order or similar enforcement proceeding, that regulatory action could adversely affect us in several ways. For example, the regulatory action could result in delays of transferring servicing from an interim subservicer to our designated successor subservicer or cause the subservicer’s performance to degrade. Any such development would negatively affect our expected returns on these investments and such effect could be materially adverse to our business and results of operations. We closely monitor each subservicer’s mortgage servicing performance and overall operating performance, financial condition and liquidity, as well as its compliance with applicable regulations and GSE servicing guidelines. We have various information, access and inspection rights in our respective agreements with our subservicers that enable us to monitor their financial and operating performance and credit quality, which we periodically evaluate and discuss with each subservicer’s respective management. However, we have no direct ability to influence each subservicer’s performance, and our diligence cannot prevent, and may not even help us anticipate, a severe deterioration of each subservicer’s respective servicing performance on our MSR portfolio.

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

Additionally, fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. Certain of our floating rate securities are valued based on a market credit spread over the Secured Overnight Financing Rate (“SOFR”) and are affected similarly by changes in SOFR spreads. Additionally, the interest rates on the CLO Investments Loans are variable based on SOFR or the Euro Interbank Offered Rate (“EURIBOR”) (subject to a floor of zero percent). As of December 31, 2023, 21.9% of our Non-Agency RMBS Portfolio consists of floating rate securities and 78.1% consists of fixed-rate securities, and 100.0% of our Agency RMBS portfolio consists of fixed-rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

The restatement of our financial statements and identification of a material weakness in our internal controls may result in additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

On July 22, 2024, the Audit Committee, after consultation with management and discussion with our independent registered public accounting firm, concluded that certain of our previously issued audited consolidated financial statements and unaudited consolidated financial statements need to be restated and should no longer be relied on for the reasons described in “Explanatory Note” preceding Part I, Item 1 of this Form 10-K/A and Note 3 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K/A.

In addition, in connection with the restatement of the previously issued financial statements for the Affected Periods, management identified a material weakness in our internal control over financial reporting. We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

As a result of the restatement and associated non-reliance on the previously issued financial statements for the Affected Periods and the identified material weakness, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and remediation of the material weakness. We could also be subject to regulatory, stockholder or other actions in connection with the restatement and/or the material weakness, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could adversely affect our business, financial condition, liquidity and results of operations.

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
See Note 23 to our Consolidated Financial Statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiaries, NRM and Newrez, which are subject to regulatory restrictions on their ability to pay distributions.

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

Restatement of Previously Issued Consolidated Financial Statements

As described under the heading “Explanatory Note” above and in Note 3 to our Consolidated Financial Statements, in this Amendment on Form 10-K/A, we are restating our previously issued audited consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, as well as related unaudited consolidated financial statements as of and for each of the quarters within 2023 and 2022. As a result, certain of the previously reported financial information as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, as well as related unaudited financial information as of and for each of the quarters within 2023 and 2022 in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatements.

Other than the updated amounts impacted by the restatement, this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations has not been substantively amended, updated or changed from the disclosures and analysis included in the Original Form 10-K and does not reflect any information or events occurring after February 20, 2024, the filing date of the Original Form 10-K, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

As of December 31, 2023, we had $39.7 billion in total assets, as restated, approximately $32.8 billion in AUM and 6,570 employees, including those individuals employed by our operating entities.

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

OUR PORTFOLIO (AS RESTATED)

Our portfolio, as of December 31, 2023, as restated, is composed of origination and servicing, our investment portfolio, mortgage loans receivable, and asset management, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023 (As Restated)
Investments	$9,413,923	$13,322,960	$1,879,319	$226,486	$—	$24,842,688
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	30,233	8,156	—	378,048
Other assets	3,489,171	4,864,921	108,523	842,717	20,483	9,325,815
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs(A)	—	3,044,850	365,698	340,929	—	3,751,477
Total assets	$13,671,626	$21,824,007	$2,498,132	$1,694,954	$28,365	$39,717,084
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
Other liabilities	3,224,989	2,004,220	23,608	345,999	213,121	5,811,937
Liabilities of consolidated CFEs(A)	—	2,624,345	319,369	219,920	—	3,163,634
Total liabilities	10,145,299	18,809,392	1,879,985	1,021,431	759,939	32,616,046
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446
December 31, 2022 (As Restated)
Investments	$9,371,435	$12,656,743	$1,714,053	$—	$—	$23,742,231
Debt	$6,660,484	$12,962,616	$1,420,661	$—	$545,056	$21,588,817
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of collateralized financing entities ("CFEs"). The assets of the CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

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
(C)Represents Gain on originated residential mortgage loans, held-for-sale, net of the Origination segment (See Note 5 and Note 10 to our Consolidated Financial Statements).
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

See Note 20 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

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

We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear either fixed or variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over SOFR. See Note 20 to our Consolidated Financial Statements for further information regarding financing of our servicer advances.

The table below summarizes our MSRs and MSR financing receivables as of December 31, 2023:

(dollars in millions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$351,642.3	27	$5,333.0
Non-Agency(A)	48,928.6	46	678.9
Ginnie Mae	127,863.6	43	2,394.0
Total / Weighted Average	$528,434.5	33	$8,405.9
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

See Note 20 to our Consolidated Financial Statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

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

We largely employ our Agency RMBS and Treasury positions, or government-backed securities, as a hedge to our MSR portfolio and for REIT status. Our government-backed securities portfolio was $8.6 billion as of December 31, 2023. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged Agency RMBS with a carrying value of approximately $8.5 billion and $7.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our acquisitions of Agency RMBS with repurchase agreement financing. See Note 20 to our Consolidated Financial Statements for further information regarding financing of our Agency RMBS and U.S. Treasury Bills positions, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Act. We also retain and own bonds from our consolidated private label mortgage securitizations which eliminate in consolidation. The equity value is reflected in Assets of consolidated CFEs and Liabilities of consolidated CFEs on the Consolidated Balance Sheets, and is excluded from the tables below. As of December 31, 2023, 63.1% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2023, as restated (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$9,727,443	$555,239	$86,409	$(64,105)	$577,543	$360,946
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2023, as restated (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total / weighted average(A)	533	$9,727,204	$555,239	$576,903	14.5%	4.9	2.9%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total / weighted average(A)	16.1	0.5	4.9%	1.5%	1.1%
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
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the year ended December 31, 2023, as restated:

Net Interest Spread(A)
Weighted average asset yield	5.47%
Weighted average funding cost	7.62%
Net interest spread	(2.15)%
(A)The Non-Agency RMBS portfolio consists of 21.9% floating rate securities and 78.1% fixed-rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged Non-Agency RMBS, including securities retained through consolidated securitizations, with a carrying value of approximately $958.3 million and $946.2 million, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 20 to our Consolidated Financial Statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

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
•Investments of consolidated CFEs represent mortgage loans held by certain private label mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The assets can only be used to settle obligations and liabilities of such trusts for which creditors do not have recourse to Rithm Capital Corp.

As of December 31, 2023, we had approximately $3.0 billion outstanding face amount of loans included in residential mortgage loans on the consolidated balance sheet (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $1.9 billion and secured notes and bonds payable with an aggregate face amount of approximately $0.7 billion. We acquired these loans through open market purchases, loan origination through our Mortgage Company and the exercise of call rights and acquisitions.

The following table presents the total Residential mortgage loans outstanding by loan type at December 31, 2023, as restated (dollars in thousands).

	December 31, 2023 (As Restated)					December 31, 2022 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(E)	$3,252,463	$3,038,587	9,012	5.3%	26.8	$2,431,867
Residential mortgage loans, held-for-investment, at fair value	448,060	379,044	8,328	8.1%	5.5	452,519

Acquired performing loans(B)	67,955	57,038	1,887	8.1%	5.9	72,425
Acquired non-performing loans(C)	26,381	21,839	326	8.5%	5.6	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$94,336	$78,877	2,213	8.2%	5.8	$101,027

Acquired performing loans(B)(D)	423,644	400,603	1,972	5.7%	16.4	890,131
Acquired non-performing loans(C)(D)	220,962	204,950	1,135	4.6%	25.2	340,342
Originated loans	1,816,318	1,856,312	5,850	7.1%	29.4	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$2,460,924	$2,461,865	8,957	6.6%	26.8	$3,297,271
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$2,555,260	$2,540,742	11,170			$3,398,298
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
(E)Residential mortgage loans of consolidated CFEs are classified as Level 2 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.

We consider the delinquency status, LTV ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At December 31, 2023 and 2022, the Company pledged residential mortgage loans with a carrying value of approximately $2.2 billion and $3.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 20 to our Consolidated Financial Statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 20 to our Consolidated Financial Statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2022 to December 31, 2023.

See Note 11 to our Consolidated Financial Statements for additional information including a summary of activity related to consumer loans from December 31, 2022 to December 31, 2023.

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

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 20 to our Consolidated Financial Statements for further information regarding financing of our SFR properties.

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

Loan commitments at origination are typically interest only and bear a variable interest rate tied to the SOFR plus a spread ranging from 4.7% to 12.0% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2023, the average commitment size of our loans was $2.5 million, and the weighted average remaining term to contractual maturity of our loans was 13.7 months.

We receive loan origination fees, or “points” at an average of 0.9% of the total commitment at origination. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of and for the year ended December 31, 2023, as restated (dollars in thousands):

Loans acquired	$146,631
Loans originated	$2,138,895
Loans repaid(A)	$1,657,374
Number of loans acquired	315
Number of loans originated	1,088
UPB	$1,880,804
Total commitment	$2,461,647
Average total commitment	$2,972
Weighted average contractual interest(B)	10.5%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of December 31, 2023, as restated (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	305	25.7%	$1,329,333	54.0%	74.8% / 63.5%
Bridge	558	47.0%	851,435	34.6%	68.2%
Renovation	325	27.3%	280,879	11.4%	81.8%/ 70.0%
Total	1,188	100.0%	$2,461,647	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC or LTARV for construction and renovation loans.

The following table summarizes the geographic location of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of December 31, 2023, as restated (dollars in thousands):

	Number of Loans	% of Total	Total Commitment	% of Total
California	487	41.0%	$1,176,760	47.8%
Washington	79	6.6%	194,128	7.9%
Florida	117	9.8%	191,072	7.8%
New York	38	3.2%	165,859	6.7%
Arizona	31	2.6%	118,192	4.8%
Virginia	14	1.2%	101,560	4.1%
Colorado	33	2.8%	76,111	3.1%
Illinois	15	1.3%	66,341	2.7%
Texas	71	6.0%	66,173	2.7%
Georgia	40	3.4%	62,013	2.5%
Other U.S.	263	22.1%	243,438	9.9%
Total	1,188	100.0%	$2,461,647	100.0%

See Note 13 to our Consolidated Financial Statements for additional information, including a summary of activity related to mortgage loans receivable from December 31, 2022 to December 31, 2023.

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

MSRs and MSR Financing Receivables

Classification and valuation — An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities, as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 21 to our Consolidated Financial Statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

Our loans are generally categorized as Level 2 or 3 under the GAAP fair value hierarchy, as described in Note 21 to our Consolidated Financial Statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

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

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 22. Variable Interest Entities.”

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

RESULTS OF OPERATIONS (AS RESTATED)

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

Summary of Results of Operations (As Restated)

The following table summarizes the changes in our results of operations for the year ended December 31, 2023, as restated, compared to the year ended December 31, 2022, as restated (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2023 (As Restated)	2022 (As Restated)	Amount	%
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,859,357	$1,831,354	$28,003	1.5%
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978) and $(631,120), respectively)	(565,684)	727,334	(1,293,018)	(177.8)%
Servicing revenue, net	1,293,673	2,558,688	(1,265,015)	(49.4)%
Interest income	1,616,189	1,038,459	577,730	55.6%
Gain on originated residential mortgage loans, held-for-sale, net	533,477	1,092,749	(559,272)	(51.2)%
Other revenues	236,167	230,905	5,262	2.3%
	3,679,506	4,920,801	(1,241,295)	(25.2)%
Asset Management:
Asset management revenues	82,681	—	82,681	n/m
	3,762,187	4,920,801	(1,158,614)	(23.5)%
Expenses
Interest expense and warehouse line fees	1,401,327	777,793	623,534	80.2%
General and administrative	732,469	877,143	(144,674)	(16.5)%
Compensation and benefits	787,092	1,231,446	(444,354)	(36.1)%
Management fee to affiliate	—	46,174	(46,174)	n/m
Termination fee to affiliate	—	400,000	(400,000)	n/m
	2,920,888	3,332,556	(411,668)	(12.4)%
Other Income (Loss)
Realized and unrealized gains (losses), net	(19,456)	(180,059)	160,603	(89.2)%
Other income (loss), net	(69,010)	(145,385)	76,375	(52.5)%
	(88,466)	(325,444)	236,978	(72.8)%
Income Before Income Taxes	752,833	1,262,801	(509,968)	(40.4)%
Income tax expense	122,159	279,516	(157,357)	(56.3)%
Net Income	$630,674	$983,285	$(352,611)	(35.9)%
Noncontrolling interests in income of consolidated subsidiaries	8,417	28,766	(20,349)	(70.7)%
Dividends on preferred stock	89,579	89,726	(147)	(0.2)%
Net Income Attributable to Common Stockholders	$532,678	$864,793	$(332,115)	(38.4)%
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net (As Restated)

Servicing revenue, net consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2023 (As Restated)	2022 (As Restated)	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,735,060	$1,698,977	$36,083	2.1%
Ancillary and other fees	124,297	132,377	(8,080)	(6.1)%
Servicing fee revenue, net and fees	1,859,357	1,831,354	28,003	1.5%
Change in fair value due to:
Realization of cash flows	(518,978)	(631,120)	112,142	(17.8)%
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(46,706)	1,448,811	(1,495,517)	(103.2)%
Change in fair value of derivative instruments	—	(11,316)	11,316	n/m
Gain (loss) on settlement of derivative instruments	—	(79,041)	79,041	n/m
Servicing revenue, net	$1,293,673	$2,558,688	$(1,265,015)	(49.4)%
Percentage changes in the table above deemed “n/m” are not meaningful.

(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
	2023	2022	Amount	%
Changes in interest rates and prepayment rates	$206,970	$2,165,802	$(1,958,832)	(90.4)%
Changes in discount rates	11,122	(187,494)	198,616	(105.9)%
Changes in other factors	(264,798)	(529,497)	264,699	(50.0)%
Change in valuation and assumptions	$(46,706)	$1,448,811	$(1,495,517)	(103.2)%

The table below summarizes loan UPB by Servicing Portfolio of our Mortgage Company and third-party serviced MSRs and MSR financing receivables:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2023	2022	Amount	%
Performing Servicing	$445,838	$393,299	$52,539	13.4%
Special Servicing	122,155	110,264	11,891	10.8%
Total Servicing Portfolio	567,993	503,563	64,430	12.8%
Third-party serviced MSRs and MSR financing receivables	71,460	138,011	(66,551)	(48.2)%
Total	$639,453	$641,574	$(2,121)	(0.3)%

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

Interest Income (As Restated)

Interest income for the year ended December 31, 2023, increased $577.7 million, primarily driven by higher interest rates during 2023, including higher float income earned on custodial accounts associated with our MSRs and mortgage loans receivable, the addition of the Marcus loans and higher coupon Agency RMBS and residential mortgage loan portfolios.

Gain on Originated Residential Mortgage Loans, Held-for-Sale, Net (As Restated)

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

Interest Expense and Warehouse Line Fees (As Restated)
Interest expense increased $0.6 billion year over year, primarily attributable to the higher average interest rates in 2023, the acquisition of the Marcus loans during second quarter of 2023 and Agency RMBS purchases.

General and Administrative (As Restated)

General and administrative expenses consists of the following:

	Year Ended December 31,		Increase (Decrease)
	2023 (As Restated)	2022 (As Restated)	Amount	%
Legal and professional	$103,795	$78,837	$24,958	31.7%
Loan origination	45,123	108,149	(63,026)	(58.3)%
Occupancy	55,883	116,526	(60,643)	(52.0)%
Subservicing	130,346	162,972	(32,626)	(20.0)%
Loan servicing	17,901	13,474	4,427	32.9%
Property and maintenance	97,582	93,689	3,893	4.2%
Other	281,839	303,496	(21,657)	(7.1)%
Total general and administrative expenses	$732,469	$877,143	$(144,674)	(16.5)%

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

Other Income (Loss) (As Restated)

The following table summarizes the components of other income (loss):

	Year Ended December 31,		Increase (Decrease)
	2023 (As Restated)	2022 (As Restated)	Amount	%
Real estate and other securities	$39,362	$(1,499,418)	$1,538,780	(103)%
Residential mortgage loans and REO	19,861	(160,985)	180,846	(112.3)%
Derivative and hedging instruments	(54,342)	1,468,931	(1,523,273)	(103.7)%
Notes and bonds payable	(12,843)	45,792	(58,635)	(128.0)%
Consolidated CFEs(A)	17,780	20,122	(2,342)	(11.6)%
Other(B)	(29,274)	(54,501)	25,227	(46.3)%
Realized and unrealized gains (losses), net	(19,456)	(180,059)	160,603	(89.2)%
Other income (loss), net	(69,010)	(145,385)	76,375	(52.5)%
Total other income (loss)	$(88,466)	$(325,444)	$236,978	(72.8)%
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

Total other income (loss), was $88.5 million loss in 2023 compared to $325.4 million loss in the prior year. The decrease in loss year over year was primarily due to (i) a $1.7 billion increase in realized and unrealized gain on residential loans and real estate securities and (ii) a $63.3 million loss recognized during 2022, reflecting the write-off of our remaining interest in Covius Holdings Inc., partially offset by a $1.5 billion increase in loss on the associated economic hedges driven by moderating interest rates in 2023.

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

LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

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

Debt Obligations (As Restated)

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and debt obligations related to consolidated funds (dollars in thousands):

	December 31, 2023 (As Restated)										December 31, 2022 (As Restated)
							Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)		Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$1,940,295	$1,940,038	Jan-24 to Nov-25	6.8%	0.6		$2,201,857	$2,315,385	$2,235,311	21.5	$2,601,327
Warehouse Credit Facility- Mortgage Loans Receivable(E)	1,337,010	1,337,010	May-24 to Dec-25	8.2%	1.7		1,610,728	1,609,242	1,609,242	1.2	1,220,662
Agency RMBS or Treasuries(F)	8,152,469	8,152,469	Jan-24 to Jul-24	5.5%	0.2		8,588,624	8,415,294	8,566,211	8.2	6,821,788
Non-Agency RMBS(E)	610,189	610,189	Jan-24 to Oct-28	7.6%	0.8		15,285,491	932,248	958,292	6.1	609,282
SFR Properties(E)	20,534	20,534	Dec-24	8.2%	1.0		N/A	47,433	47,433	N/A	4,677
CLOs(G)	186,378	183,947	Jan-30 to Jul-35	6.4%	8.9		186,378	184,112	184,112	8.9	—
Commercial Notes Receivable	323,452	317,096	Dec-24	6.5%	0.9		429,240	364,977	364,977	N/A	—
Total Secured Financing Agreements	12,570,327	12,561,283		6.1%	0.6						11,257,736
Secured Notes and Bonds Payable
Excess MSRs(E)	181,522	181,522	Oct-25	8.7%	1.8		60,049,904	235,395	272,308	6.1	227,596
MSRs(H)	4,807,776	4,800,728	Dec-24 to Nov-27	7.5%	1.9		522,025,042	6,367,520	8,340,171	7.5	4,791,543
Servicer Advance Investments(I)	278,845	278,042	Mar-24 to Aug-24	7.5%	0.2		314,442	353,113	367,803	8.2	318,445
Servicer Advances(I)	2,254,515	2,254,369	Feb-24 to Sep-25	7.7%	0.4		2,856,680	2,760,250	2,760,250	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.4		649,978	651,948	652,059	29.2	769,989
Consumer Loans(K)	1,134,666	1,106,974	Jun-28 to Sep 37	7.0%	4.2		1,308,774	1,269,872	1,274,005	1.7	299,498
SFR Properties(L)	833,386	789,174	Mar-26 to Sep-27	4.1%	3.3		N/A	952,923	952,923	N/A	817,695
Mortgage Loans Receivable	200,000	200,000	Jul-26	5.8%	2.5		224,720	224,720	224,720	0.6	200,000
Secured Facility- Asset Management	75,000	69,121	Nov-25	8.8%	1.8		N/A	N/A	N/A	N/A	—
CLOs(G)	30,458	30,258	May-30 to Oct-34	7.1%	6.7		30,458	30,425	30,425	6.7	—
Total Secured Notes and Bonds Payable	10,446,168	10,360,188		7.1%	1.9	0					9,786,025
Notes Payable of Consolidated CFEs(M)
Consolidated funds(N)	222,250	218,157	May-37	5.0%	4.8		205,723	N/A	203,794	N/A	—
Residential Mortgage Loans	2,849,603	2,618,082	Oct-63	4.0%	26.8		$3,252,463	N/A	$3,038,587	26.8	$2,095,478
Mortgage Loans Receivable(O)	324,062	318,998	Dec-26	5.6%	3.0		$353,594	$353,594	$353,594	0.5	$312,919
Total Notes Payable of Consolidated CFEs	3,395,915	3,155,237		4.2%	22.9						2,408,397
Total / Weighted Average	$26,412,410	$26,076,708		6.3%	4.0						$23,452,158
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $142.3 million of associated accrued interest payable as of December 31, 2023.
(D)Includes $233.9 million which bear interest at an average fixed rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)SOFR-based floating interest rates. Includes repurchase agreements and related collateral on non-agency securities retained through consolidated securitizations
(F)All repurchase agreements have a fixed rate. Collateral carrying value includes margin deposits.
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
(M)See Note 22 for balance sheets of consolidated entities.
(N)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 5.3%, $15.0 million UPB of Class C notes with a fixed coupon of 6.3% and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 22). Weighted average life is based off expected maturity.
(O)Includes $238.1 million which bear interest at an average fixed rate of 4.6% with the remaining having SOFR-based floating interest rates.

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital. Further obligations and liabilities of CFEs only have contractual recourse to the assets of the respective CFE and do not have recourse to Rithm Capital Corp.

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

For additional information on our debt activities, see Note 20 to our Consolidated Financial Statements.

Maturities

Our debt obligations as of December 31, 2023, as summarized in Note 20 to our Consolidated Financial Statements, had contractual maturities as follows, as restated (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2024	$3,726,128	$12,050,512	$15,776,640
2025	287,753	3,724,031	4,011,784
2026	324,062	1,271,832	1,595,894
2027	734,737	420,000	1,154,737
2028 and thereafter	4,423,355	—	4,423,355
	$9,496,035	$17,466,375	$26,962,410
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $0.9 billion, $5.3 billion, $0.2 billion, and $3.1 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $11.7 billion, $5.3 billion, $0.5 billion, and $0.0 billion, respectively.

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

Borrowing Capacity

The following table summarizes our borrowing capacity as of December 31, 2023, as restated (in thousands):

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

Liabilities of Consolidated CFEs
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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
December 31, 2022	January 2023	0.25
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25
December 31, 2023	January 2024	0.25

Cash Flows (As Restated)

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	For the Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	Increase (Decrease)
Beginning of period — cash, cash equivalents and restricted cash	$1,629,328	$1,561,609	$67,719

Net cash provided by (used in) operating activities	693,595	5,752,886	(5,059,291)
Net cash provided by (used in) investing activities	216,721	132,901	83,820
Net cash provided by (used in) financing activities	(842,549)	(5,818,068)	4,975,519

Net increase (decrease) in cash, cash equivalents and restricted cash	67,767	67,719	48

End of period — cash, cash equivalents and restricted cash	$1,697,095	$1,629,328	$67,767

Operating Activities (As Restated)

Net cash provided by (used in) operating activities were approximately $0.7 billion and $5.8 billion, as restated, for the years ended December 31, 2023 and 2022, respectively. Operating cash inflows for the year ended December 31, 2023 primarily consist of proceeds from sales and principal repayments of purchased residential mortgage loans, held-for-sale, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consist of purchases of residential mortgage loans, held-for-sale, loan originations, compensation and benefits, general and administrative expenses and subservicing fees paid.

Investing Activities (As Restated)

Net cash provided by (used in) investing activities were approximately $0.2 billion and $0.1 billion, as restated, for the years ended December 31, 2023 and 2022, respectively. Investing activities primarily consist of cash paid for real estate securities, U.S. Treasury Bills, the funding of servicer advance investments net of principal repayments from servicer advance investments, MSRs, real estate securities, loans, consumer loans and net settlement of derivatives, proceeds from the sale of real estate securities, as well as the Sculptor Acquisition, net of cash acquired.

Financing Activities (As Restated)

Net cash provided by (used in) financing activities were approximately $(0.8) billion and $(5.8) billion, as restated, for the years ended December 31, 2023 and 2022, respectively. Financing activities primarily consist of borrowings net of repayments under debt obligations and notes payable of consolidated CFEs, margin deposits net of returns, and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS (AS RESTATED)

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.5 billion. As of December 31, 2023, as restated, there was $8.2 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

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

CONTRACTUAL OBLIGATIONS (AS RESTATED)

As of December 31, 2023, we had the following material contractual obligations:

Contract	Terms

Debt Obligations

Secured Financing Agreements	Described under Note 20 to our Consolidated Financial Statements.

Secured Notes and Bonds Payable	Described under Note 20 to our Consolidated Financial Statements.

Unsecured Senior Notes	Described under Note 20 to our Consolidated Financial Statements.

Other Contractual Obligations

Lease Liability	Described under Note 18 to our Consolidated Financial Statements.

Interest Rate Swaps	Described under Note 19 to our Consolidated Financial Statements.

See Note 24 and Note 29 to our Consolidated Financial Statements for information regarding commitments and material contracts entered into subsequent to December 31, 2023, if any. As described in Note 24, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer

Loan Companies have invested in loans with an aggregate of $176.6 million of unfunded and available revolving credit privileges as of December 31, 2023. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $684.9 million and $3.6 million, respectively, of additional advances on existing mortgage loans as of December 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase, which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Note 6 and Note 7 to our Consolidated Financial Statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease, which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)(A)
Mortgage basis change (bps)	December 31, 2023	December 31, 2022
+20bps	+31.2	+0.9
+10bps	+15.7	+0.6
-10bps	-15.7	-0.6
-20bps	-32.0	-1.8
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

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. See Note 21 to our Consolidated Financial Statements for a sensitivity analysis for MSRs and MSR financing receivables.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024, except for the effect of the material weakness as described in the third paragraph of that report, as to which the date is August 12, 2024, expressed an adverse opinion thereon.
Restatement of 2023, 2022 and 2021 Financial Statements
As discussed in Note 3 to the consolidated financial statements, the 2023, 2022, and 2021 consolidated financial statements have been restated to correct certain misstatements.
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
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSRs”) totaling $8,406 million as of December 31, 2023 as included in Note 7 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable assumptions. As included in Note 21 to the consolidated financial statements, MSRs are classified as Level 3 in the fair value hierarchy.

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

In order to test the valuation of MSRs, our audit procedures included involving an internal valuation specialist to evaluate the reasonableness of significant assumptions, identify potential sources of contrary information, and independently develop a range of fair value for the MSRs based on consideration of available market information and compare management’s estimates to our ranges. We also tested the accuracy and completeness of model objective inputs and evaluated the competence and objectivity of management’s independent valuation firms. We evaluated the Company’s fair value disclosures included in Note 21 for consistency with US GAAP.

Consolidation of Private Label Securitization Trusts
Description of the Matter	As described in Note 22 to the consolidated financial statements, the Company sponsors the formation of certain mortgage securitization trusts, considered variable interest entities (VIEs), to securitize non-agency and non-qualified residential mortgage loans (the “private label securitization trusts”). A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that absorbs losses or receives benefits from the VIE that could potentially be significant to the VIE.

Auditing the Company’s primary beneficiary determination of the private label securitization trusts was complex because of the material weakness identified by management related to the accounting treatment over consolidation of these VIEs and especially challenging because of the significant judgment involved in assessing (a) which party has power to direct the activities that most significantly impact a trust’s economic performance based on the purpose and design of the entity and (b) the significance of the Company’s variable interests in the VIEs.

How We Addressed the Matter in Our Audit	In order to test the Company’s primary beneficiary determination of the private label securitization trusts, our procedures included, among others, reading the relevant legal documents related to the VIEs to understand and evaluate the decision-making rights of each party involved with the VIEs to assess which party has the power to direct the activities that most significantly impact the economic performance of the VIEs. We also tested the completeness and accuracy of the Company’s variable interests in the VIEs, as identified by management, and evaluated the significance of these interests by considering the purpose and design of the VIEs and the nature and magnitude of the Company’s variable interests. For certain trusts, we also performed an independent quantitative analysis to estimate the expected variability of the Company’s variable interests. We involved professionals with expertise in consolidation accounting and structured products to assist with our procedures. As a result of the material weakness, we expanded the extent of our testing to include a larger number of the Company’s private label securitization trusts. We also evaluated the Company’s VIE disclosures included in Note 22 for conformity with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 16, 2024, except for the effects of the restatement disclosed in Note 3, as to which the date is August 12, 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Rithm Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Rithm Capital Corp. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

In our report dated February 16, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in the design of the Company’s controls relating to the review of the consolidation accounting conclusions for private label mortgage securitization trusts, and has further concluded that such deficiency represented a material weakness as of December 31, 2023. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the design of the Company’s controls related to the review of the consolidation accounting conclusions for private label mortgage securitization trusts.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sculptor Capital Management, Inc., which is included in the 2023 consolidated financial statements of the Company and constituted 4.3% and 9.5% of total and net assets, respectively, as of December 31, 2023 and 2.3% and 0.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sculptor Capital Management, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 16, 2024, except for the error correction discussed in Note 3 as to which the date is August 12, 2024, which expressed an unqualified opinion on those financial statements.
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

/s/ Ernst & Young LLP

New York, New York

February 16, 2024, except for the effect of the material weakness described in the third paragraph above, as to which the date is August 12, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2023 (As Restated)	2022 (As Restated)
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,405,938	$8,889,403
Real estate and other securities (includes $9,337,159 and $7,952,889 at fair value, respectively)	9,361,712	7,952,889
Residential mortgage loans, held-for-investment, at fair value	379,044	452,519
Residential mortgage loans, held-for-sale (includes $2,461,865 and $3,297,271 at fair value, respectively)(A)	2,540,742	3,398,298
Consumer loans held-for-investment, at fair value(A)	1,274,005	363,756
Single-family rental properties	1,001,928	971,313
Mortgage loans receivable, at fair value	1,879,319	1,714,053
Residential mortgage loans subject to repurchase	1,782,998	1,219,890
Cash and cash equivalents(A)	1,287,199	1,336,508
Restricted cash(A)	378,048	271,758
Servicer advances receivable	2,760,250	2,825,485
Receivable for investments sold	—	473,126
Reverse repurchase agreements	1,769,601	—
Other assets (includes $1,167,563 and $921,373 at fair value, respectively)(A)	3,144,823	1,914,372
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	3,751,477	2,803,138
Total Assets	$39,717,084	$34,586,508

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$12,561,283	$11,257,736
Secured notes and bonds payable (includes $235,770 and $319,486 at fair value, respectively)(A)	10,360,188	9,786,025
Residential mortgage loan repurchase liability	1,782,998	1,219,890
Unsecured notes, net of issuance costs	719,004	545,056
Payable for investments purchased	—	731,216
Treasury securities payable	1,827,281	—
Dividends payable	135,897	129,760
Accrued expenses and other liabilities (includes $51,765 and $18,064 at fair value, respectively)(A)	2,065,761	1,486,318
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	3,163,634	2,420,439
Total Liabilities	32,616,046	27,576,440

Commitments and Contingencies (Note 24)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,226,239 and 473,715,100 issued and outstanding, respectively	4,833	4,739
Additional paid-in capital	6,074,322	6,062,019
Retained earnings (accumulated deficit)	(373,141)	(418,662)
Accumulated other comprehensive income	43,674	37,651
Total Rithm Capital stockholders’ equity	7,006,942	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries	94,096	67,067
Total Equity	7,101,038	7,010,068
Total Liabilities and Equity	$39,717,084	$34,586,508
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of December 31, 2023, as restated, and December 31, 2022, as restated, total assets of such consolidated VIEs were $5.6 billion and $4.7 billion, respectively, and total liabilities of such consolidated VIEs were $4.7 billion and $3.9 billion, respectively. See Note 22 for further details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,859,357	$1,831,354	$1,558,823
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978), $(631,120) and $(1,192,646), respectively)	(565,684)	727,334	(577,763)
Servicing revenue, net	1,293,673	2,558,688	981,060
Interest income	1,616,189	1,038,459	794,171
Gain on originated residential mortgage loans, held-for-sale, net	533,477	1,092,749	1,787,851
Other revenues	236,167	230,905	165,480
	3,679,506	4,920,801	3,728,562
Asset Management
Asset management revenues	82,681	—	—
	3,762,187	4,920,801	3,728,562
Expenses
Interest expense and warehouse line fees	1,401,327	777,793	497,308
General and administrative	732,469	877,143	865,801
Compensation and benefits	787,092	1,231,446	1,159,810
Management fee to affiliate	—	46,174	95,926
Termination fee to affiliate	—	400,000	—
	2,920,888	3,332,556	2,618,845
Other income (loss)
Realized and unrealized gains (losses), net	(19,456)	(180,059)	(149,150)
Other income (loss), net	(69,010)	(145,385)	3,241
	(88,466)	(325,444)	(145,909)
Income (loss) before income taxes	752,833	1,262,801	963,808
Income tax expense	122,159	279,516	158,226
Net income (loss)	$630,674	$983,285	$805,582
Noncontrolling interests in income of consolidated subsidiaries	8,417	28,766	33,356
Dividends on preferred stock	89,579	89,726	66,744
Net income (loss) attributable to common stockholders	$532,678	$864,793	$705,482

Net income (loss) per share of common stock
Basic	$1.11	$1.84	$1.56
Diluted	$1.10	$1.80	$1.51
Weighted average number of shares of common stock outstanding
Basic	481,934,951	468,836,718	451,276,742
Diluted	483,716,715	481,636,125	467,665,006

Dividends declared per share of common stock	$1.00	$1.00	$0.90
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

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock, $1.00 per share	—	—	—	—	—	(483,192)	—	(483,192)	—	(483,192)
Dividends declared on preferred stock	—	—	—	—	—	(89,579)	—	(89,579)	—	(89,579)
Capital contributions	—	—	—	—	—	—	—	—	4,733	4,733
Capital distributions	—	—	—	—	—	—	—	—	(21,994)	(21,994)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	35,873	35,873
Director share grants and employee non-cash stock-based compensation	—	—	223,792	1	12,396	(3,965)	—	8,432	—	8,432
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	622,257	—	622,257	8,417	630,674
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	5,437	5,437	—	5,437
Cumulative translation adjustment, net	—	—	—	—	—	—	586	586	—	586
Total comprehensive income (loss)	—	—	—	—	—	—	—	628,280	8,417	636,697
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038

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
Comprehensive income (loss):
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
Comprehensive income (loss):
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
See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Cash Flows From Operating Activities
Net income (loss)	$630,674	$983,285	$805,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	893,665	(1,069,927)	(40,576)
Change in fair value of equity investments	28,407	13,265	(5,986)
Change in fair value of secured notes and bonds payable	17,155	(45,792)	(12,991)
(Gain) loss on settlement of investments, net	(820,238)	1,354,263	205,220
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(533,477)	(1,092,749)	(1,787,851)
(Gain) loss on transfer of loans to real estate owned ("REO")	(10,224)	(7,726)	(3,752)
Accretion and other amortization	(106,421)	(80,957)	(46,241)
Provision (reversal) for credit losses on securities, loans and REO	(478)	14,962	(47,744)
Non-cash portions of servicing revenue, net	618,005	(639,945)	577,763
Deferred tax provision	90,002	271,167	151,200
Mortgage loans originated and purchased for sale, net of fees	(39,817,843)	(76,344,856)	(130,205,665)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	39,340,813	81,547,076	132,114,445
Loan originations and draws of consolidated entities	—	(75,406)	—
Loan repayment proceeds of consolidated entities	278,920	431,065	753,101
Mortgage loans receivable repayment proceeds of consolidated CFEs	353,994	170,834	—
Interest received from servicer advance investments, loans and other	54,485	62,375	153,539
Changes in:
Servicer advances receivable, net	15,022	(36,695)	226,173
Other assets	(428,763)	405,469	939,953
Due to affiliates	—	(17,819)	8,369
Accrued expenses and other liabilities	89,897	(89,003)	(349,733)
Net cash provided by (used in) operating activities	693,595	5,752,886	3,434,806
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(306,770)	—	(1,173,171)
Maturity of U.S. Treasury Bills	1,030,000	—	—
Purchase of U.S. Treasury Bills	(998,148)	—	—
Purchase of servicer advance investments	(852,015)	(988,847)	(1,286,526)
Purchase of RMBS	(4,094,934)	(15,629,483)	(6,099,550)
U.S. Treasury Note short sales	1,765,360	—	—
Reverse repurchase agreements entered	(1,769,601)	—	—
Purchase of residential mortgage loans	—	(7,182)	—
Purchase of SFR properties, MSRs and other assets	(106,351)	(416,610)	(1,390,317)
Purchase of mortgage loans receivable	(146,631)	—	—
Draws on revolving consumer loans	(27,510)	(29,615)	(29,002)
Net settlement of derivatives and hedges	867,637	311,073	(182,971)
Return of investments in Excess MSRs	31,940	17,701	54,037
Principal repayments from servicer advance investments	880,861	1,033,326	1,382,344
Principal repayments from RMBS	639,736	1,026,186	2,257,698
Principal repayments from residential mortgage loans	47,735	85,836	119,841
Principal repayments from consumer loans	439,540	140,574	214,619
Proceeds from sale of MSRs and MSR financing receivables	705,300	10,698	62,971
Proceeds from sale of RMBS	2,087,419	14,565,043	8,189,585
Proceeds from sale of residential mortgage loans	—	—	9,922
Proceeds from sale of REO	23,153	14,201	54,232
Net cash provided by (used in) investing activities	216,721	132,901	2,183,712

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Cash Flows From Financing Activities
Repayments of secured financing agreements	(48,921,875)	(55,998,234)	(69,206,600)
Repayments of warehouse credit facilities	(41,096,041)	(83,793,352)	(130,744,991)
Net settlement of margin deposits under repurchase agreements and derivatives	(862,662)	1,460,458	249,367
Repayments of secured notes and bonds payable	(7,636,954)	(4,696,136)	(8,078,073)
Deferred financing fees	(7,364)	(11,062)	(8,385)
Dividends paid on common and preferred stock	(570,878)	(558,301)	(438,544)
Borrowings under secured financing agreements	50,079,186	54,385,892	64,749,425
Borrowings under warehouse credit facilities	41,065,479	76,069,417	129,899,057
Borrowings under secured notes and bonds payable	6,669,483	5,868,761	7,964,077
Proceeds from issuance of debt obligations of consolidated CFEs	725,901	1,919,160	725,397
Repayments of debt obligations of consolidated CFEs	(269,563)	(430,042)	(1,145,324)
Issuance of common and preferred stock	—	—	962,910
Repurchase of common and preferred stock	—	(5,227)	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(17,261)	(27,047)	(78,123)
Payment of contingent consideration	—	(2,355)	(12,276)
Net cash provided by (used in) financing activities	(842,549)	(5,818,068)	(5,162,083)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	67,767	67,719	456,435

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,629,328	1,561,609	1,105,174

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,697,095	$1,629,328	$1,561,609

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,484,094	$825,224	$578,681
Cash paid during the period for income taxes	6,524	4,012	23,506
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	$143,199	$140,984	$139,170
Transfer from residential mortgage loans to real estate owned and other assets	21,943	14,936	30,020
Real estate securities retained from loan securitizations	—	—	45,967
Residential mortgage loans subject to repurchase	1,782,998	1,219,890	1,787,314
Purchase of Agency RMBS, settled after quarter-end	—	731,216	—
Cashless exercise of 2020 Warrants (par)	93	69	—
Seller financing in Genesis acquisition	—	—	1,256,279
Seller financing in Marcus acquisition	1,317,347	—	—
Seller financing in CXP acquisition	323,452	—	—

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

Rithm Capital has elected and intends to qualify to be taxed as a REIT for United States of America (“U.S.”) federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 2 and Note 26 for additional information regarding Rithm Capital’s taxable REIT subsidiaries (“TRSs”).

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital acquired Sculptor on November 17, 2023 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto and as amended by Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement) (the “Sculptor Acquisition”). The purchase price of the Sculptor Acquisition is approximately $630.3 million (see Note 4).

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with US generally accepted accounting principles (“GAAP” or “US GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such investments are classified in the Consolidated Statements of Cash Flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Restatement of Previously Issued Financial Statements — On July 22, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that certain prior period financial statements and financial information needed to be restated to account for the consolidation of certain private label mortgage securitization trusts and other immaterial adjustments. Such prior period financial statements are presented herein as restated. See Note 3 for information on the restated audited consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021. See Note 28 for information on the restated unaudited quarterly consolidated financial statements for each of the quarters within 2023 and 2022.

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

Policies of Certain Consolidated Entities — For purposes of these consolidated financial statements, “consolidated entities” refer to special purpose entities, funds or other investment vehicles which the Company is required to consolidate in accordance with ASC 810 Consolidation. Investments held by a consolidated fund that are considered an investment company, are reflected at their estimated fair values pursuant to specialized investment company accounting guidance retained by the Company using net asset value (“NAV”) per share of the underlying funds. Refer to Note 21 for further details. The Company’s policy is that a consolidated entity that is considered an investment company under GAAP will generally consolidate another investment company when it owns substantially all of the interest in the investment company.

The Company also consolidates certain securitization vehicles that are collateralized financing entities (“CFEs”). The Company elected fair value option for the financial assets and the financial liabilities upon consolidation of these securitization vehicles. The Company measures the financial assets of these consolidated securitization vehicles based on the fair value of the financial liabilities, as the Company believes the fair value of the financial liabilities is more observable. The financial assets are measured as (i) the sum of the fair value of the financial liability including beneficial interests retained by the Company less (ii) the carrying value of any nonfinancial assets held temporarily. As a result of this measurement alternative, there is no attribution of amounts to non-controlling interests for consolidated CFEs.

Assets of consolidated CFEs accounted for using the measurement alternative are presented within Assets of consolidated CFEs under Investments, at fair value and other assets, and liabilities due to third parties are presented within Liabilities of

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

consolidated CFEs under Notes payable, at fair value and other liabilities, in the Consolidated Balance Sheets. Change in the fair value of these consolidated securitization vehicles’ financial assets and liabilities and related interest and other income are presented within Realized and unrealized gains (losses), net, and ongoing expenses of the vehicles are presented as expenses within General and administrative on the Consolidated Statements of Operations. Refer to Note 22 for further details.

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

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s real estate and other securities, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 21.

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

Servicer Advances Receivable — Represents servicer advances due to Rithm Capital’s servicer subsidiaries, NRM and Newrez (Note 7). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts.

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

As a result of various acquisitions (see Note 4), Rithm Capital identified intangible assets in the form of management contracts, customer relationships, purchased technology, and trademarks / trade names. Rithm Capital recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in general and administrative expenses in Rithm Capital’s Consolidated Statements of Operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. Rithm Capital did not recognize any impairment for the year ended December 31, 2023.

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

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps, swaptions, futures, interest rate caps and TBA securities to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as hedges for U.S. GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 21 of these consolidated financial statements.

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

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements — The Company borrows securities to effectuate short sales of U.S. Treasury securities through reverse repurchase transactions under master repurchase agreements. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheets based on the value of the underlying borrowed securities as of the reporting date.

Equity-Based Compensation — The Company grants equity-based compensation awards to certain employees and all directors in the form of restricted shares of common stock. The Company accounts for equity-based awards under ASC 718, Compensation — Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized as provided in the applicable award agreement (see Note 23). The fair value of the Company’s restricted stock awards (“RSA”) and time-based and performance-based restricted stock unit awards (“RSU” and “PSU” awards, respectively) are typically equivalent to the closing stock price on the grant date. The unrecognized compensation cost relating to such awards is recognized as an expense over the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

awards’ remaining vesting periods. The fair value of the Company’s LTIP Profit Units (as defined below) is initially determined at the date of grant and is remeasured at each reporting period until settlement. Equity-based compensation expense is included in compensation and benefits expense on the Company’s Consolidated Statements of Operations. The Company has elected to account for forfeitures when they occur.

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

See Note 27 for additional information.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On July 22, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the previously issued (i) audited consolidated financial statements and the notes thereto as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 and (ii) unaudited consolidated financial statements and the notes thereto as of and for the three months ended March 31, 2023 and 2022, as of and for the three and six months ended June 30, 2023 and 2022, as of and for the three and nine months ended September 30, 2023 and 2022, and for the three months ended December 31, 2023 and 2022, (collectively the “Affected Financial Statements”) need to be restated and should no longer be relied on. Amounts depicted as “As Restated” throughout the accompanying consolidated financial statements and notes thereto include the impact of the restatement. See Note 28 for further information on the unaudited restated consolidated financial statements for the quarterly periods referred to above in (ii).

The impacts of the restatement on the Affected Financial Statements are presented within the tables below and relate to one of the following categories:

(a) an error in accounting treatment of certain private label mortgage securitization trusts (“Trusts”), classified as VIEs, that management concluded should be consolidated subject to ASC 810 - Consolidation, and its various interpretations. The conclusion is based on the determination that the Company should be treated as the primary beneficiary of these VIEs, a determination that involves complex and subjective analyses. As a result, the Company determined it necessary to consolidate the Trusts. To correct the error, adjustments were made to eliminate the Company’s retained interest in the Trusts from Real estate and other securities and to reflect the assets of the Trusts as Investments, at fair value and other assets of consolidated entities presented within Assets of consolidated CFEs and the liabilities of the Trusts as Notes payable, at fair value and other liabilities of consolidated entities presented within Liabilities of consolidated CFEs within the Consolidated Balance Sheets. The Company eliminated interest income on previously recognized retained interest, servicing fees related to the assets of the Trusts and any gain/loss on sale of the assets to the Trusts. The change in fair value of the consolidated assets and liabilities and the related interest are recognized in Realized and unrealized gains (losses), net on the Consolidated Statements of Operations. The related adjustments are reflected within the “Error Adjustments” column within the tables below. See Note 2 which describes the accounting policies of certain consolidated entities and Note 22 for further details on VIEs. These adjustments did not have any impact on the Company’s net income, equity or unrestricted cash position. In addition, there was no effect on retained earnings or other components of stockholders’ equity as of the beginning of the earliest period presented.

(b) an immaterial previously unrecorded adjustment related to incorrect netting of treasury securities payable and related financing. This adjustment requires a gross up of reverse repurchase agreement assets and treasury securities payable in the amount of $1.8 billion, a decrease of Accrued expenses and other liabilities by $46.3 million for the difference in carrying value of reverse repurchase agreements and treasury securities payable and associated accrued interest payable, and an increase of Other assets in the amount of $11.4 million for accrued interest receivable on reverse repurchase agreements as of December 31, 2023 within the Consolidated Balance Sheets. In addition, the Company corrected a second immaterial previously unrecorded adjustment to correct the classification of restricted cash in the amount of $18.0 million which impacted the Consolidated Balance Sheet as of December 31, 2023 and the Consolidated Statement of Cash Flows for the year ended December 31, 2023. The related adjustments are reflected within the “Error Adjustments” column within the tables below. These adjustments did not have any impact on the Company’s net income, equity or unrestricted cash position.

(c) reclassifications of certain prior period amounts related to consolidated loan securitizations - mortgage loans receivable and consolidated funds to conform to the presentation of consolidated CFEs as described in (a) above. Reclassifications have no impact on the Company’s net income, equity or unrestricted cash position and are only included in order to conform the presentation across the periods presented.

Accordingly, the tables below present the effect of these adjustments, including the reclassifications, on the affected line items in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as reported in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Consolidated Balance Sheet:

	December 31, 2023
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,405,938	$—		$8,405,938	$—	$8,405,938
Real estate and other securities (includes $9,337,159 at fair value)	9,782,217	(420,505)	(a)	9,361,712	—	9,361,712
Residential mortgage loans, held-for-investment, at fair value	379,044	—		379,044	—	379,044
Residential mortgage loans, held-for-sale (includes $2,461,865 at fair value)(A)	2,540,742	—		2,540,742	—	2,540,742
Consumer loans, held-for-investment, at fair value(A)	1,274,005	—		1,274,005	—	1,274,005
Single-family rental properties	1,001,928	—		1,001,928	—	1,001,928
Mortgage loans receivable, at fair value	2,232,913	—		2,232,913	(353,594)	1,879,319
Residential mortgage loans subject to repurchase	1,782,998	—		1,782,998	—	1,782,998
Cash and cash equivalents(A)	1,287,199	—		1,287,199	—	1,287,199
Restricted cash(A)	385,620	18,013	(b)	403,633	(25,585)	378,048
Servicer advances receivable	2,760,250	—		2,760,250	—	2,760,250
Reverse repurchase agreement	—	1,769,601	(b)	1,769,601	—	1,769,601
Other assets (includes $1,167,563 at fair value)(A)	3,478,931	(6,660)	(b)	3,472,271	(327,448)	3,144,823
Assets of consolidated CFEs(A):
Investments, at fair value and other asset	—	3,044,850	(a)	3,044,850	706,627	3,751,477
Total Assets	$35,311,785	$4,405,299		$39,717,084	$—	$39,717,084
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$12,561,283	—		$12,561,283	—	$12,561,283
Secured notes and bonds payable (includes $235,770 at fair value)(A)	10,679,186	—		10,679,186	(318,998)	10,360,188
Residential mortgage loan repurchase liability	1,782,998	—		1,782,998	—	1,782,998
Unsecured notes, net of issuance costs	719,004	—		719,004	—	719,004
Treasury securities payable	—	1,827,281	(b)	1,827,281	—	1,827,281
Dividends payable	135,897	—		135,897		135,897
Accrued expenses and other liabilities (includes $51,765 at fair value)(A)	2,332,379	(46,326)	(b)	2,286,053	(220,292)	2,065,761
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	2,624,344	(a)	2,624,344	539,290	3,163,634
Total Liabilities	28,210,747	4,405,299		32,616,046	—	32,616,046
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	—		1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,226,239 issued and outstanding)	4,833	—		4,833	—	4,833
Additional paid-in capital	6,074,322	—		6,074,322	—	6,074,322
Retained earnings (accumulated deficit)	(373,141)	—		(373,141)	—	(373,141)
Accumulated other comprehensive income	43,674	—		43,674	—	43,674
Total Rithm Capital stockholders’ equity	7,006,942	—		7,006,942	—	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries	94,096	—		94,096	—	94,096
Total Equity	7,101,038	—		7,101,038	—	7,101,038
Total Liabilities and Equity	$35,311,785	$4,405,299		$39,717,084	$—	$39,717,084
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of December 31, 2023, total assets of such consolidated VIEs were $5.6 billion and total liabilities of such consolidated VIEs were $4.7 billion. See Note 22 for further details.
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Consolidated Statements of Operations:

	Year Ended December 31, 2023
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,860,255	$(898)	(a)	$1,859,357	$—	$1,859,357
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978))	(565,684)	—		(565,684)	—	(565,684)
Servicing revenue, net	1,294,571	(898)		1,293,673	—	1,293,673
Interest income	1,676,324	(23,982)	(a)	1,652,342	(36,153)	1,616,189
Gain on originated residential mortgage loans, held-for-sale, net	508,434	25,043	(a)	533,477	—	533,477
Other revenues	236,167	—		236,167	—	236,167
	3,715,496	163		3,715,659	(36,153)	3,679,506
Asset Management
Asset management revenues	82,681	—		82,681	—	82,681
	3,798,177	163		3,798,340	(36,153)	3,762,187

Expenses
Interest expense and warehouse line fees	1,421,254	—		1,421,254	(19,927)	1,401,327
General and administrative	730,752	1,717	(a)	732,469	—	732,469
Compensation and benefits	787,092	—		787,092	—	787,092
	2,939,098	1,717		2,940,815	(19,927)	2,920,888

Other Income (Loss)
Realized and unrealized gains (losses), net	(37,236)	1,554	(a)	(35,682)	16,226	(19,456)
Other income (loss), net	(69,010)	—		(69,010)	—	(69,010)
	(106,246)	1,554		(104,692)	16,226	(88,466)
Income (loss) before income taxes	752,833	—		752,833	—	752,833
Income tax expense (benefit)	122,159	—		122,159	—	122,159
Net Income (loss)	$630,674	$—		$630,674	$—	$630,674
Noncontrolling interests in income (loss) of consolidated subsidiaries	8,417	—		8,417	—	8,417
Dividends on preferred stock	89,579	—		89,579	—	89,579
Net income (loss) attributable to common stockholders	$532,678	$—		$532,678	$—	$532,678

Net Income (loss) per share of common stock
Basic	$1.11	$—		$1.11	$—	$1.11
Diluted	$1.10	$—		$1.10	$—	$1.10
Weighted average number of shares of common stock outstanding
Basic	481,934,951	—		481,934,951	—	481,934,951
Diluted	483,716,715	—		483,716,715	—	483,716,715

Dividends declared per share of common stock	$1.00	$—		$1.00	$—	$1.00
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Year Ended December 31, 2023
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Operating Activities
Net income (loss)	$630,674	$—		$630,674	$—	$630,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	843,878	49,787	(a)	893,665	—	893,665
Change in fair value of equity investments	28,407	—		28,407	—	28,407
Change in fair value of secured notes and bonds payable	17,155	—		17,155	—	17,155
(Gain) loss on settlement of investments, net	(820,238)	—		(820,238)	—	(820,238)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(508,434)	(25,043)	(a)	(533,477)	—	(533,477)
(Gain) loss on transfer of loans to real estate owned ("REO")	(10,224)	—		(10,224)	—	(10,224)
Accretion and other amortization	(120,699)	14,278	(a)	(106,421)	—	(106,421)
Provision (reversal) for credit losses on securities, loans and REO	(478)	—		(478)	—	(478)
Non-cash portions of servicing revenue, net	618,005	—		618,005	—	618,005
Deferred tax provision	90,002	—		90,002	—	90,002
Mortgage loans originated and purchased for sale, net of fees	(39,817,843)	—		(39,817,843)	—	(39,817,843)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	40,420,708	(725,901)	(a)	39,694,807	(353,994)	39,340,813
Residential mortgage loan repayment proceeds of consolidated CFEs	—	278,920	(a)	278,920	—	278,920
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—		—	353,994	353,994
Interest received from servicer advance investments, loans and other	54,485	—		54,485	—	54,485
Changes in:
Servicer advances receivable, net	15,022	—		15,022	—	15,022
Other assets	(428,763)	—		(428,763)	—	(428,763)
Accrued expenses and other liabilities	89,897	—		89,897	—	89,897
Net cash provided by (used in) operating activities	1,101,554	(407,959)		693,595	—	693,595
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(324,783)	18,013	(b)	(306,770)	—	(306,770)
Maturity of U.S. Treasury Bills	1,030,000	—		1,030,000	—	1,030,000
Purchase of U.S. Treasury Bills	(998,148)	—		(998,148)	—	(998,148)
Purchase of servicer advance investments	(852,015)	—		(852,015)	—	(852,015)
Purchase of RMBS	(4,094,934)	—		(4,094,934)	—	(4,094,934)
U.S. Treasury Note short sales	1,765,360	—		1,765,360	—	1,765,360
Reverse repurchase agreements entered	(1,769,601)	—		(1,769,601)	—	(1,769,601)
Purchase of residential mortgage loans	—	—		—	—	—
Purchase of SFR properties, MSRs and other assets	(106,351)	—		(106,351)	—	(106,351)
Purchase of mortgage loans receivable	(146,631)	—		(146,631)	—	(146,631)
Draws on revolving consumer loans	(27,510)	—		(27,510)	—	(27,510)
Net settlement of derivatives and hedges	867,637	—		867,637	—	867,637
Return of investments in Excess MSRs	31,940	—		31,940	—	31,940
Principal repayments from servicer advance investments	880,861	—		880,861	—	880,861
Principal repayments from RMBS	693,546	(53,810)	(a)	639,736	—	639,736
Principal repayments from residential mortgage loans	47,735	—		47,735	—	47,735
Principal repayments from consumer loans	439,540	—		439,540	—	439,540
Proceeds from sale of MSRs and MSR financing receivables	705,300	—		705,300	—	705,300
Proceeds from sale of RMBS	2,087,419	—		2,087,419	—	2,087,419
Proceeds from sale of REO	23,153	—		23,153	—	23,153
Net cash provided by (used in) investing activities	252,518	(35,797)		216,721	—	216,721
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Year Ended December 31, 2023
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(48,921,875)	—		(48,921,875)	—	(48,921,875)
Repayments of warehouse credit facilities	(41,096,041)	—		(41,096,041)	—	(41,096,041)
Net settlement of margin deposits under repurchase agreements and derivatives	(862,662)	—		(862,662)	—	(862,662)
Repayments of secured notes and bonds payable	(7,636,954)	—		(7,636,954)	—	(7,636,954)
Deferred financing fees	(7,364)	—		(7,364)	—	(7,364)
Dividends paid on common and preferred stock	(570,878)	—		(570,878)	—	(570,878)
Borrowings under secured financing agreements	50,079,186	—		50,079,186	—	50,079,186
Borrowings under warehouse credit facilities	41,065,479	—		41,065,479	—	41,065,479
Borrowings under secured notes and bonds payable	6,669,483	—		6,669,483	—	6,669,483
Proceeds from issuance of debt obligations of consolidated CFEs	—	725,901	(a)	725,901	—	725,901
Repayments of debt obligations of consolidated CFEs	—	(269,563)	(a)	(269,563)	—	(269,563)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(17,261)	—		(17,261)	—	(17,261)
Payment of contingent consideration	—	—			—	—
Net cash provided by (used in) financing activities	(1,298,887)	456,338		(842,549)	—	(842,549)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	55,185	12,582	(a) (b)	67,767	—	67,767

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,617,634	11,694	(a)	1,629,328	—	1,629,328

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,672,819	$24,276		$1,697,095	$—	$1,697,095

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	1,361,090	123,004	(a)	1,484,094	—	1,484,094
Cash paid during the period for income taxes	6,524	—		6,524	—	6,524
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	—		143,199	—	143,199
Transfer from residential mortgage loans to REO and other assets	21,943	—		21,943	—	21,943
Real estate securities retained from loan securitizations	113,136	(113,136)	(a)	—	—	—
Residential mortgage loans subject to repurchase	1,782,998	—		1,782,998	—	1,782,998
Cashless exercise of 2020 warrants (par)	93	—		93	—	93
Seller financing in Marcus loan acquisition	1,317,347	—		1,317,347	—	1,317,347
Seller financing in acquisition of notes receivable	323,452	—		323,452	—	323,452
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	December 31, 2022
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,889,403	$—		$8,889,403	$—	$8,889,403
Real estate and other securities (includes $7,952,889 at fair value)	8,289,277	(336,388)	(a)	7,952,889	—	7,952,889
Residential mortgage loans, held-for-investment, at fair value	452,519	—		452,519	—	452,519
Residential mortgage loans, held-for-sale (includes $3,297,271 at fair value)(A)	3,398,298	—		3,398,298	—	3,398,298
Consumer loans, held-for-investment, at fair value(A)	363,756	—		363,756	—	363,756
Single-family rental properties	971,313	—		971,313	—	971,313
Mortgage loans receivable, at fair value	2,064,028	—		2,064,028	(349,975)	1,714,053
Residential mortgage loans subject to repurchase	1,219,890	—		1,219,890	—	1,219,890
Cash and cash equivalents(A)	1,336,508	—		1,336,508	—	1,336,508
Restricted cash(A)	281,126	—		281,126	(9,368)	271,758
Servicer advances receivable	2,825,485	—		2,825,485	—	2,825,485
Receivable for investments sold	473,126	—		473,126	—	473,126
Other assets (includes $921,373 at fair value)(A)	1,914,607	—		1,914,607	(235)	1,914,372
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,443,560	(a)	2,443,560	359,578	2,803,138
Total Assets	$32,479,336	$2,107,172		$34,586,508	$—	$34,586,508
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$11,257,736	$—		$11,257,736	$—	$11,257,736
Secured notes and bonds payable (includes $319,486 at fair value)(A)	10,098,943	—		10,098,943	(312,918)	9,786,025
Residential mortgage loan repurchase liability	1,219,890	—		1,219,890	—	1,219,890
Unsecured notes, net of issuance costs	545,056	—		545,056	—	545,056
Payable for investments purchased	731,216	—		731,216	—	731,216
Dividends payable	129,760	—		129,760	—	129,760
Accrued expenses and other liabilities (includes $18,064 at fair value)(A)	1,486,667	—		1,486,667	(349)	1,486,318
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	2,107,172	(a)	2,107,172	313,267	2,420,439
Total Liabilities	25,469,268	2,107,172		27,576,440	—	27,576,440
Commitments and Contingencies (Note 24)
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	—		1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 473,715,100 issued and outstanding)	4,739	—		4,739	—	4,739
Additional paid-in capital	6,062,019	—		6,062,019	—	6,062,019
Retained earnings (accumulated deficit)	(418,662)	—		(418,662)	—	(418,662)
Accumulated other comprehensive income	37,651	—		37,651	—	37,651
Total Rithm Capital stockholders’ equity	6,943,001	—		6,943,001	—	6,943,001
Noncontrolling interests in equity of consolidated subsidiaries	67,067	—		67,067	—	67,067
Total Equity	7,010,068	—		7,010,068		7,010,068
Total Liabilities and Equity	$32,479,336	$2,107,172		$34,586,508	$—	$34,586,508
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of December 31, 2022, total assets of such consolidated VIEs were $4.7 billion and total liabilities of such consolidated VIEs were $3.9 billion. See Note 22 for further details.
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Year Ended December 31, 2022
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,831,964	$(610)	(a)	$1,831,354	$—	$1,831,354
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120))	727,334	—		727,334	—	727,334
Servicing revenue, net	2,559,298	(610)		2,558,688	—	2,558,688
Interest income	1,075,981	(16,358)	(a)	1,059,623	(21,164)	1,038,459
Gain on originated residential mortgage loans, held-for-sale, net	1,086,232	6,517	(a)	1,092,749	—	1,092,749
Other revenues	230,905	—		230,905	—	230,905
	4,952,416	(10,451)		4,941,965	(21,164)	4,920,801

Expenses
Interest expense and warehouse line fees	791,001	—		791,001	(13,208)	777,793
General and administrative	875,428	1,715	(a)	877,143	—	877,143
Compensation and benefits	1,231,446	—		1,231,446	—	1,231,446
Management fee to affiliate	46,174	—		46,174	—	46,174
Termination fee to affiliate	400,000	—		400,000	—	400,000
	3,344,049	1,715		3,345,764	(13,208)	3,332,556

Other Income (Loss)
Realized and unrealized gains (losses), net	(200,181)	12,166	(a)	(188,015)	7,956	(180,059)
Other income (loss), net	(145,385)	—		(145,385)	—	(145,385)
	(345,566)	12,166		(333,400)	7,956	(325,444)
Income (loss) before income taxes	1,262,801	—		1,262,801	—	1,262,801
Income tax expense (benefit)	279,516	—		279,516	—	279,516
Net Income (loss)	$983,285	$—		$983,285	$—	$983,285
Noncontrolling interests in income (loss) of consolidated subsidiaries	28,766	—		28,766	—	28,766
Dividends on preferred stock	89,726	—		89,726	—	89,726
Net income (loss) attributable to common stockholders	$864,793	$—		$864,793	$—	$864,793

Net Income (loss) per share of common stock
Basic	$1.84	$—		$1.84	$—	$1.84
Diluted	$1.80	$—		$1.80	$—	$1.80
Weighted average number of shares of common stock outstanding
Basic	468,836,718	—		468,836,718	—	468,836,718
Diluted	481,636,125	—		481,636,125	—	481,636,125

Dividends declared per share of common stock	$1.00	$—		$1.00	$—	$1.00
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Year Ended December 31, 2022
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Operating Activities
Net income (loss)	$983,285	$—		$983,285	$—	$983,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	(1,108,366)	38,439	(a)	(1,069,927)	—	(1,069,927)
Change in fair value of equity investments	13,265	—		13,265	—	13,265
Change in fair value of secured notes and bonds payable	(45,792)	—		(45,792)	—	(45,792)
(Gain) loss on settlement of investments, net	1,354,263	—		1,354,263	—	1,354,263
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(1,086,232)	(6,517)	(a)	(1,092,749)	—	(1,092,749)
(Gain) loss on transfer of loans to real estate owned ("REO")	(7,726)	—		(7,726)	—	(7,726)
Accretion and other amortization	(91,891)	10,934	(a)	(80,957)	—	(80,957)
Provision (reversal) for credit losses on securities, loans and REO	14,962	—		14,962	—	14,962
Non-cash portions of servicing revenue, net	(639,945)	—		(639,945)	—	(639,945)
Deferred tax provision	271,167	—		271,167	—	271,167
Mortgage loans originated and purchased for sale, net of fees	(76,420,262)	—		(76,420,262)	75,406	(76,344,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	83,313,008	(1,595,098)	(a)	81,717,910	(170,834)	81,547,076
Loan originations and draws of consolidated CFEs	—	—		—	(75,406)	(75,406)
Residential mortgage loan repayment proceeds of consolidated CFEs	—	431,065	(a)	431,065	—	431,065
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—		—	170,834	170,834
Interest received from servicer advance investments, RMBS, loans and other	62,375	—		62,375	—	62,375
Changes in:
Servicer advances receivable, net	(36,695)	—		(36,695)	—	(36,695)
Other assets	405,469	—		405,469	—	405,469
Due to affiliates	(17,819)	—		(17,819)	—	(17,819)
Accrued expenses and other liabilities	(89,003)	—		(89,003)	—	(89,003)
Net cash provided by (used in) operating activities	6,874,063	(1,121,177)		5,752,886	—	5,752,886
Cash Flows From Investing Activities
Purchase of servicer advance investments	(988,847)	—		(988,847)	—	(988,847)
Purchase of RMBS	(15,629,483)	—		(15,629,483)	—	(15,629,483)
U.S. Treasury Note short sales	—	—		—	—	—
Reverse repurchase agreements entered	—	—		—	—	—
Purchase of residential mortgage loans	(7,182)	—		(7,182)	—	(7,182)
Purchase of SFR properties, MSRs and other assets	(416,610)	—		(416,610)	—	(416,610)
Draws on revolving consumer loans	(29,615)	—		(29,615)	—	(29,615)
Net settlement of derivatives and hedges	311,073	—		311,073	—	311,073
Return of investments in Excess MSRs	17,701	—		17,701	—	17,701
Principal repayments from servicer advance investments	1,033,326	—		1,033,326	—	1,033,326
Principal repayments from RMBS	1,091,538	(65,352)	(a)	1,026,186	—	1,026,186
Principal repayments from residential mortgage loans	85,836	—		85,836	—	85,836
Principal repayments from consumer loans	140,574	—		140,574	—	140,574
Principal repayments from mortgage loans receivable	—	—		—	—	—
Proceeds from sale of MSRs and MSR financing receivables	10,698	—		10,698	—	10,698
Proceeds from sale of RMBS	14,565,043	—		14,565,043	—	14,565,043
Proceeds from sale of residential mortgage loans	—	—		—	—	—
Proceeds from sale of REO	14,201	—		14,201	—	14,201
Net cash provided by (used in) investing activities	198,253	(65,352)		132,901	—	132,901
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued)
	Year Ended December 31, 2022
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(55,998,234)	—		(55,998,234)	—	(55,998,234)
Repayments of warehouse credit facilities	(83,793,352)	—		(83,793,352)	—	(83,793,352)
Net settlement of margin deposits under repurchase agreements and derivatives	1,460,458	—		1,460,458	—	1,460,458
Repayments of secured notes and bonds payable	(4,696,136)	—		(4,696,136)	—	(4,696,136)
Deferred financing fees	(11,062)	—		(11,062)	—	(11,062)
Dividends paid on common and preferred stock	(558,301)	—		(558,301)	—	(558,301)
Borrowings under secured financing agreements	54,385,892	—		54,385,892	—	54,385,892
Borrowings under warehouse credit facilities	76,069,417	—		76,069,417	—	76,069,417
Borrowings under secured notes and bonds payable	6,192,823	—		6,192,823	(324,062)	5,868,761
Proceeds from issuance of debt obligations of consolidated CFEs	—	1,595,098	(a)	1,595,098	324,062	1,919,160
Repayments of debt obligations of consolidated CFEs	—	(430,042)	(a)	(430,042)	—	(430,042)
Repurchase of common and preferred stock	(5,227)	—		(5,227)	—	(5,227)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(27,047)	—		(27,047)	—	(27,047)
Payment of contingent consideration	(2,355)	—		(2,355)	—	(2,355)
Net cash provided by (used in) financing activities	(6,983,124)	1,165,056		(5,818,068)	—	(5,818,068)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	89,192	(21,473)	(a)	67,719	—	67,719

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,528,442	33,167	(a)	1,561,609	—	1,561,609

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,617,634	$11,694		$1,629,328	$—	$1,629,328

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	734,232	90,992	(a)	825,224	—	825,224
Cash paid during the period for income taxes	4,012	—		4,012	—	4,012
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	140,984	—		140,984	—	140,984
Transfer from residential mortgage loans to REO and other assets	14,936	—		14,936	—	14,936
Real estate securities retained from loan securitizations	206,082	(206,082)	(a)	—	—	—
Residential mortgage loans subject to repurchase	1,219,890	—		1,219,890	—	1,219,890
Purchase of Agency RMBS, settled after quarter-end	731,216	—		731,216	—	731,216
Cashless exercise of 2020 warrants (par)	69	—		69	—	69
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Year Ended December 31, 2021
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,559,554	$(731)	(a)	$1,558,823	$—	$1,558,823
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646)	(577,763)	—		(577,763)	—	(577,763)
Servicing revenue, net	981,791	(731)		981,060	—	981,060
Interest income	810,896	(16,725)	(a)	794,171	—	794,171
Gain on originated residential mortgage loans, held-for-sale, net	1,826,909	(39,058)	(a)	1,787,851	—	1,787,851
Other revenues	165,480	—		165,480	—	165,480
	3,785,076	(56,514)		3,728,562	—	3,728,562

Expenses
Interest expense and warehouse line fees	497,308	—		497,308	—	497,308
General and administrative	864,028	1,773	(a)	865,801	—	865,801
Compensation and benefits	1,159,810	—		1,159,810	—	1,159,810
Management fee to affiliate	95,926	—		95,926	—	95,926
	2,617,072	1,773		2,618,845	—	2,618,845

Other Income (Loss)
Realized and unrealized gains (losses), net	(207,437)	58,287	(a)	(149,150)	—	(149,150)
Other income (loss), net	3,241	—		3,241	—	3,241
	(204,196)	58,287		(145,909)	—	(145,909)
Income (loss) before income taxes	963,808	—		963,808	—	963,808
Income tax expense (benefit)	158,226	—		158,226	—	158,226
Net Income (loss)	$805,582	$—		$805,582	$—	$805,582
Noncontrolling interests in income (loss) of consolidated subsidiaries	33,356	—		33,356	—	33,356
Dividends on preferred stock	66,744	—		66,744	—	66,744
Net income (loss) attributable to common stockholders	$705,482	$—		$705,482	$—	$705,482

Net Income (loss) per share of common stock
Basic	$1.56	$—		$1.56	$—	$1.56
Diluted	$1.51	$—		$1.51	$—	$1.51
Weighted average number of shares of common stock outstanding
Basic	451,276,742	—		451,276,742	—	451,276,742
Diluted	467,665,006	—		467,665,006	—	467,665,006

Dividends declared per share of common stock	$0.90	$—		$0.90	$—	$0.90
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Year Ended December 31, 2021
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Operating Activities
Net income (loss)	$805,582	$—		$805,582	—	$805,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	(11,723)	(28,853)	(a)	(40,576)	—	(40,576)
Change in fair value of equity investments	(5,986)	—		(5,986)	—	(5,986)
Change in fair value of secured notes and bonds payable	(12,991)	—		(12,991)	—	(12,991)
(Gain) loss on settlement of investments, net	232,151	(26,931)	(a)	205,220	—	205,220
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(1,826,909)	39,058	(a)	(1,787,851)	—	(1,787,851)
(Gain) loss on transfer of loans to real estate owned ("REO")	(3,752)	—		(3,752)	—	(3,752)
Accretion and other amortization	(49,382)	3,141	(a)	(46,241)	—	(46,241)
Provision (reversal) for credit losses on securities, loans and REO	(47,744)	—		(47,744)	—	(47,744)
Non-cash portions of servicing revenue, net	577,763	—		577,763	—	577,763
Deferred tax provision	151,200	—		151,200	—	151,200
Mortgage loans originated and purchased for sale, net of fees	(130,737,605)	531,940	(a)	(130,205,665)	—	(130,205,665)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	132,834,967	(720,522)	(a)	132,114,445	—	132,114,445
Residential mortgage loans repayment proceeds of consolidated CFEs	—	753,101	(a)	753,101	—	753,101
Interest received from servicer advance investments, RMBS, loans and other	153,539	—		153,539	—	153,539
Changes in:
Servicer advances receivable, net	226,173	—		226,173	—	226,173
Other assets	939,953	—		939,953	—	939,953
Due to affiliates	8,369	—		8,369	—	8,369
Accrued expenses and other liabilities	(349,733)	—		(349,733)	—	(349,733)
Net cash provided by (used in) operating activities	2,883,872	550,934		3,434,806	—	3,434,806
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(1,173,171)	—		(1,173,171)	—	(1,173,171)
Purchase of servicer advance investments	(1,286,526)	—		(1,286,526)	—	(1,286,526)
Purchase of RMBS	(6,099,550)	—		(6,099,550)	—	(6,099,550)
Purchase of SFR properties, MSRs and other assets	(1,390,317)	—		(1,390,317)	—	(1,390,317)
Draws on revolving consumer loans	(29,002)	—		(29,002)	—	(29,002)
Net settlement of derivatives and hedges	(182,971)	—		(182,971)	—	(182,971)
Return of investments in Excess MSRs	54,037	—		54,037	—	54,037
Principal repayments from servicer advance investments	1,382,344	—		1,382,344	—	1,382,344
Principal repayments from RMBS	2,330,850	(73,152)	(a)	2,257,698	—	2,257,698
Principal repayments from residential mortgage loans	119,841	—		119,841	—	119,841
Principal repayments from consumer loans	214,619	—		214,619	—	214,619
Proceeds from sale of MSRs and MSR financing receivables	62,971	—		62,971	—	62,971
Proceeds from sale of RMBS	8,238,974	(49,389)	(a)	8,189,585	—	8,189,585
Proceeds from sale of residential mortgage loans	9,922	—		9,922	—	9,922
Proceeds from sale of REO	54,232	—		54,232	—	54,232
Net cash provided by (used in) investing activities	2,306,253	(122,541)		2,183,712	—	2,183,712
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Year Ended December 31, 2021
	As Reported	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(69,206,600)	—		(69,206,600)	—	(69,206,600)
Repayments of warehouse credit facilities	(130,744,991)	—		(130,744,991)	—	(130,744,991)
Net settlement of margin deposits under repurchase agreements and derivatives	249,367	—		249,367	—	249,367
Repayments of secured notes and bonds payable	(8,078,073)	—		(8,078,073)	—	(8,078,073)
Deferred financing fees	(8,385)	—		(8,385)	—	(8,385)
Dividends paid on common and preferred stock	(438,544)	—		(438,544)	—	(438,544)
Borrowings under secured financing agreements	64,749,425	—		64,749,425	—	64,749,425
Borrowings under warehouse credit facilities	129,899,057	—		129,899,057	—	129,899,057
Borrowings under secured notes and bonds payable	7,964,077	—		7,964,077	—	7,964,077
Proceeds from issuance of debt obligations of consolidated CFEs	—	725,397	(a)	725,397	—	725,397
Repayments of debt obligations of consolidated CFEs	—	(1,145,324)	(a)	(1,145,324)	—	(1,145,324)
Issuance of common and preferred stock	962,910	—		962,910	—	962,910
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(78,123)	—		(78,123)	—	(78,123)
Payment of contingent consideration	(12,276)	—		(12,276)	—	(12,276)
Net cash provided by (used in) financing activities	(4,742,156)	(419,927)		(5,162,083)	—	(5,162,083)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	447,969	8,466	(a)	456,435	—	456,435

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,080,473	24,701	(a)	1,105,174	—	1,105,174

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,528,442	$33,167		$1,561,609	$—	$1,561,609

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	505,978	72,703	(a)	578,681	—	578,681
Cash paid during the period for income taxes	23,506	—		23,506	—	23,506
Supplemental Schedule of Non-Cash Investing and Financing Activities				—
Dividends declared but not paid on common and preferred stock	139,170	—		139,170	—	139,170
Transfer from residential mortgage loans to REO and other assets	30,020	—		30,020	—	30,020
Real estate securities retained from loan securitizations	173,631	(127,664)	(a)	45,967	—	45,967
Residential mortgage loans subject to repurchase	1,787,314	—		1,787,314	—	1,787,314
Seller financing in Genesis Capital LLC acquisition	1,256,279	—		1,256,279	—	1,256,279
* See the beginning of this Note 3 for the explanation of the adjustments and reclassifications by type referenced in the above table as (a), (b), or (c).

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

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities of companies acquired, as restated:

2023
($ in millions)	Sculptor
Total Consideration(A)	$630.3

Assets
Real estate and other securities	$246.1
Cash and cash equivalents	267.5
Restricted cash	26.4
Other assets(B)	1,102.4
Total Assets Acquired	$1,642.4

Liabilities
Secured financing agreements	177.6
Secured notes and bonds payable	99.2
Accrued expenses and other liabilities	746.1
Total Liabilities Assumed	$1,022.9

Noncontrolling interest	$35.9

Net Assets	$583.6

Goodwill	$46.7
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

5. SEGMENT REPORTING (AS RESTATED)

At December 31, 2023, Rithm Capital’s reportable segments included (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, unsecured senior notes (Note 20) and related interest expense.

In 2023, Rithm Capital reevaluated the composition and number of its reportable segments based on the significance of certain business activities to its operations and performance evaluation. Based on this reevaluation, the Company revised its presentation and composition of reportable segments. In conjunction with the Sculptor Acquisition (Note 4), the Company reevaluated portfolio management to reflect strategic growth as an asset manager, while maintaining its core business lines. The Asset Management segment is therefore added in 2023, to reflect operations of Sculptor. The Investment Portfolio consists of previously segregated segments (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments previously reflected within the Corporate segment. In addition, during the year ended December 31, 2023, Caliber was integrated into Newrez and the majority of the MSR portfolio is serviced by the Mortgage Company as a result of servicing transfers. To reflect the consolidation of assets and operations, the Mortgage Company is presented as one reportable segment within Origination and Servicing. Segment information for prior periods have been restated to reflect these changes.

As a result of the restatement, as discussed in Notes 3 and 28, the segment financial information was restated.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital as a whole:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,488,911	$370,446	$—	$—	$—	$1,859,357
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978))	(310,444)	(255,240)	—	—	—	(565,684)
Servicing revenue, net	1,178,467	115,206	—	—	—	1,293,673
Interest income	533,944	872,678	205,779	3,788	—	1,616,189
Gain on originated residential mortgage loans, held-for-sale, net	494,693	38,784	—	—	—	533,477
Other investment portfolio revenues	—	236,167	—	—	—	236,167
Asset management revenues	—	—	—	82,681	—	82,681
Total revenues	2,207,104	1,262,835	205,779	86,469	—	3,762,187
Interest expense and warehouse line fees	460,780	795,727	105,909	2,727	36,184	1,401,327
General and administrative	944,112	335,010	62,358	63,870	114,211	1,519,561
Total operating expenses	1,404,892	1,130,737	168,267	66,597	150,395	2,920,888
Realized and unrealized gains (losses), net	273	(29,289)	1,500	8,060	—	(19,456)
Other income (loss), net	(19,950)	(29,465)	6,209	557	(26,361)	(69,010)
Total other income (loss)	(19,677)	(58,754)	7,709	8,617	(26,361)	(88,466)
Income (loss) before income taxes	782,535	73,344	45,221	28,489	(176,756)	752,833
Income tax (benefit) expense	107,617	(7,457)	(5,122)	27,121	—	122,159
Net income (loss)	$674,918	$80,801	$50,343	$1,368	$(176,756)	$630,674
Noncontrolling interests in income (loss) of consolidated subsidiaries	581	7,471	—	365	—	8,417
Dividends on preferred stock	—	—	—	—	89,579	89,579
Net income (loss) attributable to common stockholders	$674,337	$73,330	$50,343	$1,003	$(266,335)	$532,678

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2023 (As Restated)
Investments	$9,413,923	$13,322,960	$1,879,319	$226,486	$—	$24,842,688
Cash and cash equivalents	548,666	442,015	58,628	230,008	7,882	1,287,199
Restricted cash	195,490	144,169	30,233	8,156	—	378,048
Other assets	3,489,171	4,864,921	108,523	842,717	20,483	9,325,815
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs	—	3,044,850	365,698	340,929	—	3,751,477
Total assets	$13,671,626	$21,824,007	$2,498,132	$1,694,954	$28,365	$39,717,084
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
Other liabilities	3,224,989	2,004,220	23,608	345,999	213,121	5,811,937
Liabilities of consolidated CFEs	—	2,624,345	319,369	219,920	—	3,163,634
Total liabilities	10,145,299	18,809,392	1,879,985	1,021,431	759,939	32,616,046
Total equity	3,526,327	3,014,615	618,147	673,523	(731,574)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital stockholders’ equity	$3,518,107	$2,969,710	$618,147	$632,552	$(731,574)	$7,006,942
Investments in equity method investees	$—	$110,883	$—	$91,563	$—	$202,446

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2022 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,348,984	$482,370	$—	$—	$—	$1,831,354
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120))	729,844	(2,510)	—	—	—	727,334
Servicing revenue, net	2,078,828	479,860	—	—	—	2,558,688
Interest income	326,634	566,232	145,315	—	278	1,038,459
Gain on originated residential mortgage loans, held-for-sale, net	1,127,282	(34,533)	—	—	—	1,092,749
Other investment portfolio revenues	—	230,905	—	—	—	230,905
Asset management revenues	—	—	—	—	—	—
Total revenues	3,532,744	1,242,464	145,315	—	278	4,920,801
Interest expense and warehouse line fees	325,056	365,211	50,980	—	36,546	777,793
General and administrative	1,638,989	354,122	64,277	—	497,375	2,554,763
Total operating expenses	1,964,045	719,333	115,257	—	533,921	3,332,556
Realized and unrealized gains (losses), net	(1,812)	(214,704)	36,390	—	67	(180,059)
Other income (loss), net	6,270	(144,728)	12,243	—	(19,170)	(145,385)
Total other income (loss)	4,458	(359,432)	48,633	—	(19,103)	(325,444)
Income (loss) before income taxes	1,573,157	163,699	78,691	—	(552,746)	1,262,801
Income tax (benefit) expense	327,318	35,378	(7,792)	—	(75,388)	279,516
Net income (loss)	$1,245,839	$128,321	$86,483	$—	$(477,358)	$983,285
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,716	26,050	—	—	—	28,766
Dividends on preferred stock	—	—	—	—	89,726	89,726
Net income (loss) attributable to common stockholders	$1,243,123	$102,271	$86,483	$—	$(567,084)	$864,793

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
December 31, 2022 (As Restated)
Investments	$9,371,435	$12,656,743	$1,714,053	$—	$—	$23,742,231
Cash and cash equivalents	604,191	666,810	52,441	—	13,066	1,336,508
Restricted cash	161,249	94,508	16,001	—	—	271,758
Other assets	2,428,832	3,720,905	169,894	—	28,043	6,347,674
Goodwill	24,376	5,092	55,731	—	—	85,199
Assets of consolidated entities	—	2,443,561	359,577	—	—	2,803,138
Total assets	$12,590,083	$19,587,619	$2,367,697	$—	$41,109	$34,586,508
Debt	$6,660,484	$12,962,616	$1,420,661	$—	$545,056	$21,588,817
Other liabilities	2,295,684	1,086,248	25,469	—	159,783	3,567,184
Liabilities of consolidated entities	—	2,107,173	313,266	—	—	2,420,439
Total liabilities	8,956,168	16,156,037	1,759,396	—	704,839	27,576,440
Total equity	3,633,915	3,431,582	608,301	—	(663,730)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	54,630	—	—	—	67,067
Total Rithm Capital stockholders’ equity	$3,621,478	$3,376,952	$608,301	$—	$(663,730)	$6,943,001
Investments in equity method investees	$—	$96,210	$—	$—	$—	$96,210

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Year Ended December 31, 2021 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$950,962	$607,861	$—	$—	$—	$1,558,823
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(1,192,646))	(306,259)	(271,504)	—	—	—	(577,763)
Servicing revenue, net	644,703	336,357	—	—	—	981,060
Interest income	208,682	581,270	4,219	—	—	794,171
Gain on originated residential mortgage loans, held-for-sale, net	1,806,127	(18,276)	—	—	—	1,787,851
Other investment portfolio revenues	—	165,480	—	—	—	165,480
Asset management revenues	—	—	—	—	—	—
Total revenues	2,659,512	1,064,831	4,219	—	—	3,728,562
Interest expense and warehouse line fees	219,088	241,068	1,000	—	36,152	497,308
General and administrative	1,534,266	465,974	1,802	—	119,495	2,121,537
Total operating expenses	1,753,354	707,042	2,802	—	155,647	2,618,845
Realized and unrealized gains (losses), net	(12,162)	(136,817)	—	—	(171)	(149,150)
Other income (loss), net	(10,484)	12,687	—	—	1,038	3,241
Total other income (loss)	(22,646)	(124,130)	—	—	867	(145,909)
Income (loss) before income taxes	883,512	233,659	1,417	—	(154,780)	963,808
Income tax (benefit) expense	133,117	25,109	—	—	—	158,226
Net income (loss)	$750,395	$208,550	$1,417	$—	$(154,780)	$805,582
Noncontrolling interests in income (loss) of consolidated subsidiaries	11,298	22,058	—	—	—	33,356
Dividends on preferred stock	—	—	—	—	66,744	66,744
Net income (loss) attributable to common stockholders	$739,097	$186,492	$1,417	$—	$(221,524)	$705,482

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
(D)Rithm Capital is also invested in related servicer advance investments, including the basic fee component of the related MSR as of December 31, 2023 and 2022 (Note 8) on $15.5 billion and $17.0 billion UPB, respectively, underlying these Excess MSRs.

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
7. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES (AS RESTATED)

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
(D)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,735,060	$1,698,977	$1,445,778
Ancillary and other fees	124,297	132,377	113,045
Servicing fee revenue, net and fees	1,859,357	1,831,354	1,558,823
Change in fair value due to:
Realization of cash flows	(518,978)	(631,120)	(1,192,646)
Change in valuation inputs and assumptions, net of realized gains (losses)	(46,706)	1,448,811	680,088
Change in fair value of derivative instruments	—	(11,316)	(30,481)
Gain (loss) on settlement of derivative instruments	—	(79,041)	(34,724)
Servicing revenue, net	$1,293,673	$2,558,688	$981,060

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 24) it services. These servicer advances are recorded when advanced and are included in servicer advances receivable on the Consolidated Balance Sheets.

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

See Note 20 regarding the financing of MSRs and servicer advances receivable.

For a discussion of the restatement, refer to Notes 3 and 28.

8. SERVICER ADVANCE INVESTMENTS

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

A taxable wholly-owned subsidiary of Rithm Capital is the managing member of Advance Purchaser LLC (the “Advance Purchaser”), a joint venture entity, and owns an approximately 89.3% interest in Advance Purchaser as of December 31, 2023 and December 31, 2022. Advance Purchaser was established in December 2013 for the purpose of investing in residential mortgage related advances. As of December 31, 2023, the noncontrolling third-party co-investors and Rithm Capital have funded their capital commitments; however, Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investors nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
9. REAL ESTATE AND OTHER SECURITIES (AS RESTATED)

Agency RMBS are RMBS issued by the GSEs or Ginnie Mae. “Non-Agency” RMBS and other securities are issued by either public trusts or private label securitization entities.

The following table summarizes real estate and other securities by designation:

	December 31, 2023 (As Restated)
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)
Securities designated as available for sale (“AFS”):
Agency(D)	$74,639	$—	$—	$65,496	1	3.5%	3.5%	10.8
Non-Agency(E)(F)	2,446,762	68,624	(24,488)	337,427	308	3.4%	3.8%	5.0
Securities measured at fair value through net income (“FVO”):
Agency(D)	8,515,621	121,771	(5,666)	8,467,634	43	5.2%	5.2%	8.2
Non-Agency(E)(F)	7,525,017	20,681	(39,661)	466,602	314	4.0%	6.8%	6.9
Total / Weighted Average	$18,562,039	$211,076	$(69,815)	$9,337,159	666	5.0%	5.2%	8.0

	December 31, 2022 (As Restated)
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)
RMBS designated as AFS:
Agency(D)	$80,261	$—	$—	$73,439	1	3.5%	3.5%	8.9
Non-Agency(E)(F)	2,598,679	72,354	(33,684)	369,055	310	3.4%	3.4%	6.1
RMBS measured at FVO:
Agency(D)	7,383,261	91,770	(43,826)	7,264,978	35	5.0%	5.0%	8.6
Non-Agency(E)(F)	8,050,582	17,374	(47,441)	245,417	222	1.9%	3.2%	4.4
Total / Weighted Average	$18,112,783	$181,498	$(124,951)	$7,952,889	568	4.8%	4.9%	8.4
(A)Fair value is equal to the carrying value for all securities. See Note 21 regarding the fair value measurements.
(B)Excludes residual bonds and certain other Non-Agency bonds, with a carrying value of $30.5 million and $1.0 million, respectively, for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)The total outstanding face amount was $8.6 billion and $7.5 billion for fixed rate securities as of December 31, 2023 and 2022, respectively.
(E)The total outstanding face amount was $7.6 billion (including $6.9 billion of residual and fair value option notional amount) and $8.3 billion (including $7.5 billion of residual and fair value option notional amount) for fixed-rate securities and $2.4 billion (including $2.1 billion of residual and fair value option notional amount) and $2.4 billion (including $2.3 billion of residual and fair value option notional amount) for floating rate securities as of December 31, 2023 and 2022, respectively.

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

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
December 31, 2023 (As Restated)
Consumer loan bonds	$239	$640	$—	$640	1	N/A	N/A	1.7
Fair value option securities
Interest-only securities	3,833,797	7,275	(24,312)	73,110	113	1.0%	10.2%	2.5
Servicing strips	2,469,571	3,876	(645)	20,855	50	—%	14.8%	7.2
Commercial mortgage-backed securities	3,845	91	—	3,812	2	7.9%	8.6%	1.4
CLOs	244,336	2,896	(44)	226,486	88	5.7%	6.1%	9.1
December 31, 2022 (As Restated)
Corporate Debt	$514	$—	$—	$465	2	8.2%	9.5%	2.2
Consumer loan bonds	518	522	—	590	3	N/A	N/A	0.7
Fair value option securities
Interest-only securities	4,382,002	9,683	(25,795)	94,830	111	1.0%	1.2%	2.5
Servicing strips	2,645,546	2,274	(926)	21,206	50	—%	5.3%	6.2

The following table summarizes real estate and other securities, held to maturity:

	December 31, 2023							December 31, 2022
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$25,000	$24,553	$24,566	$13	1	5.4%	0.3	$—

The following table summarizes purchases and sales of real estate and other securities, as restated:

	Year Ended December 31,
	2023 (As Restated)			2022 (As Restated)
(in millions)	Treasury	Agency	Non-Agency	Treasury	Agency	Non-Agency
Purchases
Face	$1,055.0	$3,373.7	$282.3	$—	$16,479.3	$74.9
Purchase price	1,028.1	3,350.6	234.0	—	16,314.6	50.4

Sales
Face	$—	$1,691.1	$—	$—	$16,516.0	$15.3
Amortized cost	—	1,671.3	—	—	16,759.7	13.6
Sale price	—	1,614.2	—	—	15,026.3	12.0
Gain (loss) on sale	—	(57.1)	—	—	(1,733.4)	(1.6)

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

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of December 31, 2023, as restated:

		Amortized Cost Basis						Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Credit Impairment	Credit Impairment(A)	After Credit Impairment	Gross Unrealized Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Less than 12 Months	$54,140	$52,341	$—	$52,341	$(3,272)	$49,069	53	3.0%	3.8%	3.7
12 or More Months	285,222	262,677	(10,152)	252,525	(21,216)	231,309	114	3.6%	3.7%	7.0
Total / Weighted Average	$339,362	$315,018	$(10,152)	$304,866	$(24,488)	$280,378	167	3.5%	3.7%	6.4
(A)Represents credit impairment on securities in an unrealized loss position as of December 31, 2023.

Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	December 31, 2023 (As Restated)				December 31, 2022 (As Restated)
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities Rithm Capital intends to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities Rithm Capital is more likely than not to be required to sell(C)	—	—	—	—	—	—	—	—
Securities Rithm Capital has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	65,697	66,377	(10,152)	(680)	77,835	78,093	(10,816)	(258)
Non-credit impaired securities	214,681	238,489	—	(23,808)	243,686	277,112	—	(33,426)
Total debt securities in an unrealized loss position	$280,378	$304,866	$(10,152)	$(24,488)	$321,521	$355,205	$(10,816)	$(33,684)
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

See Note 20 regarding the financing of Real Estate and other securities.

For a discussion of the restatement, refer to Notes 3 and 28.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
10. RESIDENTIAL MORTGAGE LOANS (AS RESTATED)

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
•Investments of consolidated CFEs represent mortgage loans held by certain private label mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The assets can only be used to settle obligations and liabilities of such trusts for which creditors do not have recourse to Rithm Capital.

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31, 2023 (As Restated)					December 31, 2022 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(E)	$3,252,463	$3,038,587	9,012	5.3%	26.8	$2,431,867
Residential mortgage loans, held-for-investment, at fair value	448,060	379,044	8,328	8.1%	5.5	452,519

Acquired performing loans(B)	67,955	57,038	1,887	8.1%	5.9	72,425
Acquired non-performing loans(C)	26,381	21,839	326	8.5%	5.6	28,602
Total residential mortgage loans, held-for-sale, at lower of cost or market	$94,336	$78,877	2,213	8.2%	5.8	$101,027

Acquired performing loans(B)(D)	423,644	400,603	1,972	5.7%	16.4	890,131
Acquired non-performing loans(C)(D)	220,962	204,950	1,135	4.6%	25.2	340,342
Originated loans	1,816,318	1,856,312	5,850	7.1%	29.4	2,066,798
Total residential mortgage loans, held-for-sale, at fair value	$2,460,924	$2,461,865	8,957	6.6%	26.8	$3,297,271
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$2,555,260	$2,540,742	11,170			$3,398,298
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
(E)Residential mortgage loans of consolidated CFEs are classified as Level 2 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the geographic distribution of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2023	2022
Texas	9.5%	8.9%
Florida	9.3%	10.9%
California	8.3%	10.2%
New York	8.0%	6.8%
Georgia	4.9%	4.2%
New Jersey	3.9%	3.8%
Virginia	3.6%	2.7%
Illinois	3.5%	3.6%
Maryland	3.3%	3.1%
North Carolina	3.2%	2.5%
Other U.S.	42.5%	43.3%
	100.0%	100.0%

See Note 20 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate UPB and the aggregate carrying value of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets which are 90 days or more past due:

	December 31,
	2023			2022
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$313,122	$281,556	$(31,566)	$468,147	$423,321	$(44,826)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table, as restated, summarizes the activity of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Loans Held-for-Investment, at Fair Value	Loans Held-for-Sale, at Lower of Cost or Fair Value	Loans Held-for-Sale, at Fair Value	Total
Balance at December 31, 2021	$569,933	$132,921	$11,214,924	$11,917,778
Originations	—	—	67,406,228	67,406,228
Sales	—	(4,426)	(80,159,967)	(80,164,393)
Purchases/additional fundings	7,182	—	6,880,225	6,887,407
Proceeds from repayments	(80,661)	(17,777)	(394,613)	(493,051)
Transfer of loans to other assets(A)	—	—	(1,514,111)	(1,514,111)
Transfer of loans to REO	(4,956)	(1,386)	(752)	(7,094)
Transfers of loans to held-for-sale	(1,580)	—	—	(1,580)
Transfers of loans to from held-for-investment	—	—	1,582	1,582
Valuation provision on loans	—	(8,305)	—	(8,305)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(33,086)	—	(36,204)	(69,290)
Other factors	(4,313)	—	(100,041)	(104,354)
Balance at December 31, 2022 (As Restated)	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	37,123,264	37,123,264
Sales	—	(6,946)	(37,500,199)	(37,507,145)
Purchases/additional fundings	1,269	—	375,435	376,704
Proceeds from repayments	(51,195)	(10,773)	(181,166)	(243,134)
Transfer of loans to other assets(A)	—	286	(696,228)	(695,942)
Transfer of loans to REO	(7,148)	(2,858)	(1,459)	(11,465)
Transfers of loans to held-for-sale	(30,556)	—	—	(30,556)
Transfers of loans to from held-for-investment	—	—	30,556	30,556
Valuation (provision) reversal on loans	—	(1,859)	—	(1,859)
Fair value adjustments due to:
Changes in instrument-specific credit risk	7,540	—	4,639	12,179
Other factors	6,615	—	9,752	16,367
Balance at December 31, 2023 (As Restated)	$379,044	$78,877	$2,461,865	$2,919,786
(A)Includes loans transferred to consolidated CFEs and receivable modifications resulting in transfers between other assets and residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Net Interest Income

The following table summarizes the net interest income of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	December 31,
	2023	2022	2021
Interest income:
Loans held-for-investment, at fair value	$34,658	$45,287	$44,369
Loans held-for-sale, at lower of cost or fair value	5,804	6,898	23,280
Loans held-for-sale, at fair value	159,233	211,238	260,062
Total interest income	199,695	263,423	327,711

Interest expense:
Loans held-for-investment, at fair value	18,893	17,583	16,919
Loans held-for-sale, at lower of cost or fair value	3,615	3,402	21,333
Loans held-for-sale, at fair value(A)	161,901	181,071	159,413
Total interest expense	184,409	202,056	197,665

Net interest income(B)	$15,286	$61,367	$130,046
(A)Includes interest expense attributed to SFR properties in the years ended December 31, 2022 and December 31, 2021.
(B)Excludes consolidated CFEs’ interest income and interest expense included in Realized and unrealized gains (losses) on the Consolidated Statements of Operations.

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

The following table summarizes the components of gain on originated residential mortgage loans, held-for-sale, net:

	Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(392,137)	$(1,099,941)	$421,004
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	73,476	1,285,219	240,610
MSRs retained on transfer of residential mortgage loans(C)	786,655	1,222,742	1,331,626
Other(D)	14,622	33,551	107,249
Realized gain on sale of originated residential mortgage loans, net	$482,616	$1,441,571	$2,100,489
Change in fair value of residential mortgage loans	99,877	(271,530)	(137,503)
Change in fair value of interest rate lock commitments (Note 19)	15,018	(102,992)	(293,699)
Change in fair value of derivative instruments (Note 19)	(64,034)	25,700	118,564
Gain on originated residential mortgage loans, held-for-sale, net	$533,477	$1,092,749	$1,787,851
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

For a discussion of the restatement, refer to Notes 3 and 28.
11. CONSUMER LOANS

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

See Note 20 regarding the financing of consumer loans.

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
(A)Consumer loans are carried at fair value. See Note 21 regarding fair value measurements.

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

See Note 20 regarding the financing of SFR Properties.
13. MORTGAGE LOANS RECEIVABLE (AS RESTATED)

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes Mortgage loans receivable, at fair value and mortgage loans receivable held by consolidated CFEs by loan type:

	Mortgage Loans Receivable - Carrying Value(A)	Mortgage Loans Receivable of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
December 31, 2023 (As Restated)
Construction	$787,740	$146,391	$934,131	41.8%	371	27.0%	10.5%	16.2	74.0% / 63.0%
Bridge	841,040	168,627	1,009,667	45.3%	652	47.6%	9.6%	26.5	68.9%
Renovation	250,539	38,576	289,115	12.9%	349	25.4%	10.0%	13.5	80.5% / 68.6%
	$1,879,319	$353,594	$2,232,913	100.0%	1,372	100.0%	10.1%	20.4	N/A

December 31, 2022 (As Restated)
Construction	$810,082	$155,414	$965,496	46.8%	622	37.1%	8.3%	15.0	76.8% / 65.6%
Bridge	687,408	151,130	838,538	40.6%	701	41.8%	8.1%	20.1	75.3%
Renovation	216,563	43,431	259,994	12.6%	354	21.1%	8.3%	13.0	78.0% / 66.1%
	$1,714,053	$349,975	$2,064,028	100.0%	1,677	100.0%	8.2%	16.5	N/A
(A)Mortgage loans receivable are carried at fair value. See Note 21 regarding fair value measurements.
(B)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity for the period of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

Balance at December 31, 2021 (As Restated)	$1,515,762
Initial loan advances	1,438,117
Construction holdbacks and draws	483,889
Paydowns and payoffs	(1,234,445)
Transfers to assets of consolidated CFEs	(445,403)
Purchased loans discount (premium) amortization	(43,867)
Balance at December 31, 2022 (As Restated)	$1,714,053
Purchases	146,631
Initial loan advances	1,380,187
Construction holdbacks and draws	667,656
Paydowns and payoffs	(1,671,895)
Purchased loans discount (premium) amortization	668
Transfers to assets of consolidated CFEs	(357,614)
Fair value adjustments due to:
Other factors	(367)
Balance at December 31, 2023 (As Restated)	$1,879,319

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

	December 31,
	2023 (As Restated)			2022 (As Restated)
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$1,838,935	$1,837,513	$(1,422)	$1,714,054	$1,714,054	$—
90+	41,869	41,806	(63)	—	—	—
	$1,880,804	$1,879,319	$(1,485)	$1,714,054	$1,714,054	$—

The following table summarizes the geographic distribution of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of December 31, 2023:

	Percentage of Total Loan Commitment
State Concentration	December 31, 2023 (As Restated)	December 31, 2022 (As Restated)
California	47.8%	52.7%
Washington	7.9%	10.2%
Florida	7.8%	6.3%
New York	6.7%	5.9%
Arizona	4.8%	6.6%
Virginia	4.1%	0.7%
Colorado	3.1%	6.7%
Illinois	2.7%	0.5%
Texas	2.7%	1.9%
Georgia	2.5%	0.8%
Other U.S.	9.9%	7.7%
	100.0%	100.0%
See Note 20 regarding the financing of mortgage loans receivable.

For a discussion of the restatement, refer to Notes 3 and 28.

14. CASH, CASH EQUIVALENTS AND RESTRICTED CASH (AS RESTATED)

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash primarily relates to the financing of servicer advances that has been pledged to the note holders for interest and fees payable, cash related to securitization facilities (Note 22) and financing of consumer loans as well as real estate securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the such same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
	2023 (As Restated)	2022 (As Restated)
Cash and cash equivalents	$1,287,199	$1,336,508
Restricted cash	378,048	271,758
Restricted cash of consolidated CFEs (A)	31,848	21,062
Total cash, cash equivalents and restricted cash	$1,697,095	$1,629,328
(A)    Presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

The following table summarizes restricted cash balances by reporting segment:

	December 31,
	2023 (As Restated)	2022 (As Restated)
Investment Portfolio(A)	$150,432	$106,202
Origination and servicing	195,490	161,249
Mortgage loans receivable(A)	37,805	25,369
Asset management(A)	26,169	—
Total restricted cash	$409,896	$292,820
(A)    Included restricted cash related to consolidated CFEs presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

For a discussion of the restatement, refer to Notes 3 and 28.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
15. OTHER ASSETS AND LIABILITIES (AS RESTATED)

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2023 (As Restated)	2022 (As Restated)		2023 (As Restated)	2022 (As Restated)
Deferred tax asset	$279,019	$—	Accounts payable	$165,144	$155,492
Derivative and hedging assets (Note 19)	28,080	52,229	Accrued compensation and benefits	290,464	112,762
Due from related parties	32,319	—	Deferred tax liability	801,857	711,855
Equity investments(A)	173,882	71,388	Derivative liabilities (Note 19)	51,765	18,064
Excess MSRs, at fair value (Note 6)	271,150	321,803	Escheat payable	169,914	113,772
Goodwill (Note 17)(B)	131,857	85,199	Interest payable	166,620	87,351
Income and fees receivable	59,134	—	Lease liability (Note 18)	159,236	101,225
Intangible assets (Note 17)	387,920	141,413	Unearned income and fees	37,468	—
Loan Receivable, at fair value(C)	31,323	94,401	Other liabilities	223,293	185,797
Margin receivable, net(D)	75,947	20,614		$2,065,761	$1,486,318
Notes Receivable(E)	398,227	—
Operating lease right-of-use asset (Note 18)	104,207	77,329
Other receivables	152,046	146,131
Prepaid expenses	62,513	60,817
Principal and interest receivable	168,516	106,373
Property and equipment	40,038	37,883
Real Estate Owned	15,507	19,379
Servicer advances, at fair value (Note 8)	376,881	398,820
Servicing fee receivables	156,777	128,438
Warrants, at fair value	16,599	19,346
Other assets	182,881	132,809
	$3,144,823	$1,914,372
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
(A)Notes and loans receivable are carried at fair value. See Note 21 regarding fair value measurements.

For a discussion of the restatement, refer to Notes 3 and 28.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
16. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER (AS RESTATED)

Other Revenues consists of the following:

	Year Ended December 31,
	2023	2022	2021
Property and maintenance	$133,424	$132,432	$104,797
Rental	73,216	54,567	13,745
Other	29,527	43,906	46,937
Total other revenues	$236,167	$230,905	$165,480

General and Administrative expenses consists of the following:

	Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Legal and professional	$103,795	$78,837	$102,114
Loan origination	45,123	108,149	196,989
Occupancy	55,883	116,526	70,616
Subservicing	130,346	162,972	224,138
Loan servicing	17,901	13,474	18,213
Property and maintenance	97,582	93,689	69,083
Other	281,839	303,496	184,648
Total general and administrative expenses	$732,469	$877,143	$865,801

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)	2021 (As Restated)
Real estate and other securities	$39,362	$(1,499,418)	$(490,180)
Residential mortgage loans and REO	19,861	(160,985)	270,492
Derivative and hedging instruments	(54,342)	1,468,931	126,222
Notes and bonds payable	(12,843)	45,792	11,506
Consolidated CFEs(A)	17,780	20,122	58,287
Other(B)	(29,274)	(54,501)	(125,477)
Realized and unrealized gains (losses), net	$(19,456)	$(180,059)	$(149,150)
Other income (loss), net	(69,010)	(145,385)	3,241
Total other income (loss)	$(88,466)	$(325,444)	$(145,909)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

For a discussion of the restatement, refer to Notes 3 and 28.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
17. GOODWILL AND INTANGIBLE ASSETS

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
(A)    Refer to Note 4 for discussion regarding the Sculptor Acquisition.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes the expected future amortization expense for acquired intangible assets as of December 31, 2023:

Year Ending	Amortization Expense
2024	$55,220
2025	53,103
2026	44,983
2027	36,009
2028 and thereafter	175,364
$364,679

18. LEASES

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

Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of December 31, 2023, the Company has pledged collateral related to its lease obligations of $6.2 million, which is presented as part of restricted cash on the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are grouped and presented as part of other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets (Note 15).

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

19. DERIVATIVES AND HEDGING (AS RESTATED)

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

Rithm Capital enters into short sales of U.S. Treasury securities to mitigate interest rate risk by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Refer to Note 3 for further details. Gains and losses associated with U.S. Treasury securities are recognized in Realized and unrealized gains (losses), net in the Consolidated Statements of Operations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Derivatives and hedges are recorded at fair value on the Consolidated Balance Sheets as follows:

		December 31,
	Balance Sheet Location	2023	2022
Derivative and hedging assets
Interest rate swaps(A)	Other assets	$106	$449
Interest rate lock commitments	Other assets	26,482	16,015
TBAs	Other assets	1,492	35,765
		$28,080	$52,229
Derivative and hedging liabilities
Interest rate lock commitments	Accrued expenses and other liabilities	$2,678	$7,229
TBAs	Accrued expenses and other liabilities	49,087	10,835
		$51,765	$18,064
(A)Net of $342.0 million and $1.2 billion of related variation margin accounts as of December 31, 2023 and 2022, respectively.

The following table summarizes notional amounts related to derivatives and hedging:

	December 31,
	2023	2022
Interest rate swaps(A)	$7,979,988	$23,085,000
Interest rate lock commitments	2,757,060	2,647,747
TBAs, short position(B)	6,013,100	8,473,221
TBAs, long position(B)	—	31,500
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes gain (loss) on derivatives and hedging and the related location on the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Servicing revenue, net(A)
TBAs	$—	$(15,205)	$10,483
Treasury futures	—	(1,746)	(23,961)
Options on treasury futures	—	5,635	(17,003)
	—	(11,316)	(30,481)
Gain on originated residential mortgage loans, held-for-sale, net(A)
Interest rate lock commitments	15,018	(102,992)	(293,699)
TBAs	(62,924)	25,700	118,564
Interest rate swaps	(1,110)	—	—
	(49,016)	(77,292)	(175,135)
Realized and unrealized gains (losses), net(B)(C)
Interest rate swaps	20,990	1,159,777	162,730
TBAs	(7,326)	309,154	(36,508)
Treasury securities payable	(68,006)	—	—
	(54,342)	1,468,931	126,222

Total gain (loss)	$(103,358)	$1,380,323	$(79,394)
(A)Represents unrealized gain (loss).
(B)Excludes $0.0 million loss, $79.0 million loss, and $34.7 million loss for the year ended December 31, 2023, 2022 and 2021, respectively, included within servicing revenue, net (Note 7).
(C)Excludes $73.5 million gain, $1.3 billion gain and $240.6 million gain for the year ended December 31, 2023, 2022 and 2021, respectively, included within gain on originated residential mortgage loans, held-for-sale, net (Note 10).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
20. DEBT OBLIGATIONS (AS RESTATED)

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable, and debt obligations related to consolidated funds:

	December 31, 2023 (As Restated)									December 31, 2022 (As Restated)
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$1,940,295	$1,940,038	Jan-24 to Nov-25	6.8%	0.6	$2,201,857	$2,315,385	$2,235,311	21.5	$2,601,327
Warehouse Credit Facility- Mortgage Loans Receivable(E)	1,337,010	1,337,010	May-24 to Dec-25	8.2%	1.7	1,610,728	1,609,242	1,609,242	1.2	1,220,662
Agency RMBS or Treasuries(F)	8,152,469	8,152,469	Jan-24 to Jul-24	5.5%	0.2	8,588,624	8,415,294	8,566,211	8.2	6,821,788
Non-Agency RMBS(E)	610,189	610,189	Jan-24 to Oct-28	7.6%	0.8	15,285,491	932,248	958,292	6.1	609,282
SFR Properties(E)	20,534	20,534	Dec-24	8.2%	1.0	N/A	47,433	47,433	N/A	4,677
CLOs(G)	186,378	183,947	Jan-30 to Jul-35	6.4%	8.9	186,378	184,112	184,112	8.9	—
Commercial Notes Receivable	323,452	317,096	Dec-24	6.5%	0.9	429,240	364,977	364,977	N/A	—
Total Secured Financing Agreements	12,570,327	12,561,283		6.1%	0.6					11,257,736
Secured Notes and Bonds Payable
Excess MSRs(E)	181,522	181,522	Oct-25	8.7%	1.8	60,049,904	235,395	272,308	6.1	227,596
MSRs(H)	4,807,776	4,800,728	Dec-24 to Nov-27	7.5%	1.9	522,025,042	6,367,520	8,340,171	7.5	4,791,543
Servicer Advance Investments(I)	278,845	278,042	Mar-24 to Aug-24	7.5%	0.2	314,442	353,113	367,803	8.2	318,445
Servicer Advances(I)	2,254,515	2,254,369	Feb-24 to Sep-25	7.7%	0.4	2,856,680	2,760,250	2,760,250	0.7	2,361,259
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.5%	0.4	649,978	651,948	652,059	29.2	769,989
Consumer Loans(K)	1,134,666	1,106,974	Jun-28 to Sep 37	7.0%	4.2	1,308,774	1,269,872	1,274,005	1.7	299,498
SFR Properties(L)	833,386	789,174	Mar-26 to Sep-27	4.1%	3.3	N/A	952,923	952,923	N/A	817,695
Mortgage Loans Receivable	200,000	200,000	Jul-26	5.8%	2.5	224,720	224,720	224,720	0.6	200,000
Secured Facility- Asset Management	75,000	69,121	Nov-25	8.8%	1.8	N/A	N/A	N/A	N/A	—
CLOs(G)	30,458	30,258	May-30 to Oct-34	7.1%	6.7	30,458	30,425	30,425	6.7	—
Total Secured Notes and Bonds Payable	10,446,168	10,360,188		7.1%	1.9					9,786,025
Notes Payable of Consolidated CFEs(M)
Consolidated funds(N)	222,250	218,157	May-37	5.0%	4.8	205,723	N/A	203,794	N/A	—
Residential Mortgage Loans	2,849,603	2,618,082	Oct-63	4.0%	26.8	$3,252,463	N/A	$3,038,587	26.8	$2,095,478
Mortgage Loans Receivable(O)	324,062	318,998	Dec-26	5.6%	3.0	$353,594	$353,594	$353,594	0.5	$312,919
Total Notes Payable of Consolidated CFEs	3,395,915	3,155,237		4.2%	22.9					2,408,397
Total / Weighted Average	$26,412,410	$26,076,708		6.3%	4.0					$23,452,158
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Includes approximately $142.3 million of associated accrued interest payable as of December 31, 2023.
(D)Includes $233.9 million which bear interest at an average fixed rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)SOFR-based floating interest rates. Includes repurchase agreements and related collateral on non-agency securities retained through consolidated securitizations
(F)All repurchase agreements have a fixed rate. Collateral carrying value includes margin deposits.
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
(M)See Note 22 for balance sheets of consolidated entities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(N)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 5.3%, $15.0 million UPB of Class C notes with a fixed coupon of 6.3%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 22). Weighted average life is based off expected maturity.
(O)Includes $238.1 million which bear interest at an average fixed rate of 4.6% with the remaining having SOFR-based floating interest rates.

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital. The assets of consolidated CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

As of December 31, 2023, Rithm Capital has margin exposure on $12.6 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Commercial Notes Receivable	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2021 (As Restated)	$2,949,526	$4,234,771	$—	$9,043,412	$12,102,713	$458,580	$357,922	$1,252,660	$—	$30,399,584
Secured Financing Agreements
Borrowings	—	—	—	54,385,892	73,782,327	—	206,595	2,080,495	—	130,455,309
Repayments	—	—	—	(55,998,234)	(81,320,424)	—	(360,433)	(2,112,492)	—	(139,791,583)
Capitalized deferred financing costs, net of amortization	—	—	—	—	1,129	—	—	—	—	1,129
Secured Notes and Bonds Payable
Borrowings	2,804,677	2,027,637	—	—	—	—	879,947	200,000	—	5,912,261
Repayments	(2,849,496)	(1,473,037)	—	—	(33,204)	(123,770)	(216,631)	—	—	(4,696,138)
Discount on borrowings, net of amortization	—	—	—	—	—	—	(42,030)	—	—	(42,030)
Unrealized (gain) loss on notes, fair value	—	—	—	—	665	(35,312)	—	—	—	(34,647)
Capitalized deferred financing costs, net of amortization	2,593	2,172	—	—	—	—	(2,998)	—	—	1,767
Notes Payable of Consolidated CFEs
Borrowings	—	—	—	—	1,595,099	—	—	324,062	—	1,919,161
Repayments	—	—	—	—	(408,569)	—	—		—	(408,569)
Discount on borrowings, net of amortization	—	—	—	—		—	—		—	—
Unrealized gain on notes, fair value	—	—	—	—	(252,942)	—	—	(11,144)	—	(264,086)
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2022 (As Restated)	$2,907,300	$4,791,543	$—	$7,431,070	$5,466,794	$299,498	$822,372	$1,733,581	$—	$23,452,158
Secured Financing Agreements
Acquired borrowings, net of discount (Note 4)	—	—	—	—	—	—	—	—	177,551	177,551
Borrowings	—	—	323,452	50,253,463	37,971,788	—	20,534	2,572,154	—	91,141,391
Repayments	—	—	—	(48,921,875)	(38,634,841)	—	(4,677)	(2,455,805)	(718)	(90,017,916)
FX remeasurement	—	—			—	—	—	—	7,114	7,114
Capitalized deferred financing costs, net of amortization	—	—	(6,356)	—	1,763	—	—	—	—	(4,593)
Secured Notes and Bonds Payable
Acquired borrowings, net of discount (Note 4)	—	—			—	—	—	—	99,232	99,232
Borrowings	2,757,587	4,156,358		—	—	1,185,612	—	—	405	8,099,962
Repayments	(2,954,228)	(4,148,588)		—	(116,730)	(381,718)	(35,690)	—	—	(7,636,954)
FX remeasurement	—	—	—	—	—	—	—	—	(1,008)	(1,008)
Unrealized (gain) loss on notes, fair value	—	—		—	(3,258)	8,818	—	—	—	5,560
Capitalized deferred financing costs, net of amortization	3,274	1,415		—	—	(5,236)	7,169	—	750	7,372
Notes Payable of Consolidated CFEs
Acquired borrowings, net of discount	—	—	—	—	—	—	—	—	—	—
Borrowings	—	—	—	—	725,902	—	—	—	218,746	944,648
Repayments	—	—	—	—	(264,134)	—	—	—	—	(264,134)
Discount on borrowings, net of amortization	—	—	—	—		—	—	—	—	—
Unrealized (gain) loss on notes, fair value	—	—	—	—	60,836	—	—	6,078	(589)	66,325
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2023 (As Restated)	$2,713,933	$4,800,728	$317,096	$8,762,658	$5,208,120	$1,106,974	$809,708	$1,856,008	$501,483	$26,076,708
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Maturities

Contractual maturities of debt obligations as of December 31, 2023 are as follows, as restated:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2024	$3,726,128	$12,050,512	$15,776,640
2025	287,753	3,724,031	4,011,784
2026	324,062	1,271,832	1,595,894
2027	734,737	420,000	1,154,737
2028 and thereafter	4,423,355	—	4,423,355
	$9,496,035	$17,466,375	$26,962,410
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $0.9 billion, $5.3 billion, $0.2 billion, and $3.1 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $11.7 billion, $5.3 billion, $0.5 billion, and $0.0 billion, respectively.

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

Liabilities of Consolidated CFEs
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
$267,921
For a discussion of the restatement, refer to Notes 3 and 28.

21. FAIR VALUE MEASUREMENTS (AS RESTATED)

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023 were as follows, as restated:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$60,049,904	$271,150	$—	$—	$271,150	$—	$271,150
MSRs and MSR financing receivables(A)	528,434,509	8,405,938	—	—	8,405,938	—	8,405,938
Servicer advance investments	320,630	376,881	—	—	376,881	—	376,881
Real estate and other securities(B)	18,587,039	9,361,712	24,566	8,533,130	804,029	—	9,361,725
Residential mortgage loans, held-for-sale	94,336	78,877	—	—	78,877	—	78,877
Residential mortgage loans, held-for-sale, at fair value	2,460,924	2,461,865	—	2,327,528	134,337	—	2,461,865
Residential mortgage loans, held-for-investment, at fair value	448,060	379,044	—	—	379,044	—	379,044
Residential mortgage loans subject to repurchase	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Consumer loans	1,308,774	1,274,005	—	—	1,274,005	—	1,274,005
Derivative assets	11,188,206	28,080	—	1,598	26,482	—	28,080
Mortgage loans receivable	1,880,804	1,879,319	—	—	1,879,319	—	1,879,319
Note receivable	534,463	398,227	—	—	398,227	—	398,227
Loans receivable	31,323	31,323	—	—	31,323	—	31,323
Cash, cash equivalents and restricted cash	1,672,819	1,672,819	1,672,819	—	—	—	1,672,819
Reverse repurchase agreements	1,769,601	1,769,601	—	1,769,601	—	—	1,769,601
Assets of consolidated CFEs - funds(D)	323,973	340,929	19,073	—	—	321,856	340,929
Assets of consolidated CFEs - loan securitizations(D)	3,606,057	3,410,548	18,367	3,038,587	353,594	—	3,410,548
Other assets	N/A	61,902	—	—	61,902	—	61,902
		$33,985,218	$1,734,825	$17,453,442	$14,475,108	$321,856	$33,985,231
Liabilities:
Secured financing agreements	$12,570,327	$12,561,283	$—	$12,377,171	$184,112	$—	$12,561,283
Secured notes and bonds payable(C)	10,446,168	10,360,188	—	—	10,369,649	—	10,369,649
Unsecured senior notes, net of issuance costs	814,739	719,004	—	—	708,328	—	708,328
Residential mortgage loan repurchase liability	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Treasury securities payable	1,800,000	1,827,281	1,827,281	—	—	—	1,827,281
Derivative liabilities	5,561,942	51,765	—	49,087	2,678	—	51,765
Liabilities of consolidated CFEs - funds(D)	222,250	219,920	1,763	—	218,157	—	219,920
Liabilities of consolidated CFEs - loan securitizations(D)	3,173,665	2,943,714	6,634	2,618,082	318,998	—	2,943,714
		$30,466,153	$1,835,678	$16,827,338	$11,801,922	$—	$30,464,938
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes U.S. Treasury Bills classified as Level 1 and held at amortized cost basis of $24.6 million (see Note 9).
(C)Includes SCFT 2020-A (as defined below) mortgage-backed securities issued for which the fair value option for financial instruments was elected and resulted in a fair value of $235.8 million as of December 31, 2023.
(D)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2022 were as follows, as restated:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Total
Assets:
Excess MSRs(A)	$67,454,370	$321,803	$—	$—	$321,803	$321,803
MSRs and MSR financing receivables(A)	539,897,324	8,889,403	—	—	8,889,403	8,889,403
Servicer advance investments	341,628	398,820	—	—	398,820	398,820
Real estate and other securities	18,112,783	7,952,889	—	7,338,417	614,472	7,952,889
Residential mortgage loans, held-for-sale	117,847	101,027	—	—	101,196	101,196
Residential mortgage loans, held-for-sale, at fair value	3,387,888	3,297,271	—	3,035,894	261,377	3,297,271
Residential mortgage loans, held-for-investment, at fair value	538,710	452,519	—	—	452,519	452,519
Residential mortgage loans subject to repurchase	1,219,890	1,219,890	—	1,219,890	—	1,219,890
Consumer loans	330,428	363,756	—	—	363,756	363,756
Derivative assets	33,174,574	52,229	—	36,214	16,015	52,229
Mortgage loans receivable(B)	1,714,053	1,714,053	—	—	1,714,053	1,714,053
Note receivable	63,114	—	—	—	—	—
Loans receivable	94,631	94,401	—	—	94,401	94,401
Cash and cash equivalents	1,336,508	1,336,508	1,336,508	—	—	1,336,508
Restricted cash	281,126	281,126	281,126	—	—	281,126
Assets of consolidated CFEs - loan securitizations(E)	3,012,143	2,803,138	21,296	2,431,867	349,975	2,803,138
Other assets(C)		23,370	—	—	23,370	23,370
		$29,302,203	$1,638,930	$14,062,282	$13,601,160	$29,302,372
Liabilities:
Secured financing agreements	$11,260,242	$11,257,736	$—	$11,257,736	$—	$11,257,736
Secured notes and bonds payable(D)	10,200,390	9,786,025	—	—	9,602,209	9,602,209
Unsecured senior notes, net of issuance costs	545,056	545,056	—	—	493,064	493,064
Residential mortgage loan repurchase liability	1,219,890	1,219,890	—	1,219,890	—	1,219,890
Derivative liabilities	1,062,894	18,064	—	10,835	7,229	18,064
Liabilities of consolidated CFEs - loan securitizations(E)	2,691,546	2,420,439	12,043	2,095,478	312,918	2,420,439
		$25,247,210	$12,043	$14,583,939	$10,415,420	$25,011,402
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
(D)Includes SCFT 2020-A (as defined below) MBS issued for which the fair value option for financial instruments was elected and resulted in a fair value of $319.5 million as of December 31, 2022.
(E)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table summarizes assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables (A)	Servicer Advance Investments	Non-Agency Securities	Derivatives (C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable(D)	Total
Balance at December 31, 2021 (As Restated)	$344,947	$6,858,803	$421,807	$768,879	$111,778	$2,423,337	$507,291	$290,180	$1,515,762	$13,242,784
Transfers
Transfers from Level 3	—	—	—	—	—	(1,279,709)	—	(1,000)	—	(1,280,709)
Transfers to Level 3	—	—	—	—	—	313,559	—	—	—	313,559
Gain (loss) included in net income
Credit losses on securities(E)	—	—	—	(710)	—	—	—	—	—	(710)
Servicing revenue, net(F)	—	817,691	—	—	—	—	—	—	—	817,691
Change in fair value of
Excess MSRs(G)	(2,962)	—	—	—	—	—	—	—	—	(2,962)
Excess MSRs, equity method investees(E)	1,526	—	—	—	—	—	—	—	—	1,526
Real estate securities	—	—	—	(17,716)	—	—	—	—	—	(17,716)
Servicer advance investments	—	—	(9,950)	—	—	—	—	—	—	(9,950)
Consumer loans	—	—	—	—	—	—	(36,740)	—	—	(36,740)
Residential mortgage loans	—	—	—	—	—	(124,359)	—	—	—	(124,359)
Gain (loss) on settlement of investments, net	107	—	—	(1,560)	—	—	—	—	(43,867)	(45,320)
Other income (loss), net(E)	(65)	—	—	—	(102,992)	(35,020)	—	(64,459)	—	(202,536)
Gains (losses) included in OCI(G)	—	—	—	(45,709)	—	—	—	—	—	(45,709)
Interest income	38,035	—	42,005	4,180	—	—	13,891	12,936	—	111,047
Purchases, sales and repayments
Purchases, net(H)	—	(967)	988,847	50,392	—	2,099,549	29,615	9,000	—	3,176,436
Proceeds from sales	(997)	(8,866)	—	(11,958)	—	(2,405,531)	—	—	—	(2,427,352)
Proceeds from repayments	(58,788)	—	(1,043,889)	(131,326)	—	(272,224)	(150,301)	(152,256)	(1,405,278)	(3,214,062)
Originations and other	—	1,222,742	—	—	—	(5,706)	—	—	1,997,411	3,214,447
Balance at December 31, 2022 (As Restated)	$321,803	$8,889,403	$398,820	$614,472	$8,786	$713,896	$363,756	$94,401	$2,064,028	$13,469,365
Transfers
Transfers from Level 3	—	—	—	—	—	(41,430)	—	—	—	(41,430)
Transfers to Level 3	—	—	—	—	—	22,565	—	—	—	22,565
Acquisitions (Note 4)	—	—	—	216,229	—	—	—	—	—	216,229
Gain (loss) included in net income
Credit losses on securities(E)	—	—	—	2,951	—	—	—	—	—	2,951
Servicing revenue, net(F)	—	(565,684)	—	—	—	—	—	—	—	(565,684)
Change in fair value of
Excess MSRs(E)	(12,712)	—	—	—	—	—	—	—	—	(12,712)
Servicer advance investments	—	—	8,049	—	—	—	—	—	—	8,049
Consumer loans	—	—	—	—	—	—	(26,201)	—	—	(26,201)
Residential mortgage loans	—	—	—	—	—	14,911	—	—	—	14,911
Gain (loss) on settlement of investments, net	615	—	—		—	—	—	—	—	615
Other income (loss), net(E)	(348)	—	—	10,650	15,018	44,694	—	231	(367)	69,878
Gains (losses) included in OCI(G)	—	—	—	13,118	—	—	—	—	—	13,118
Interest income	18,310	—	22,180	12,929	—	—	37,717	5,636	—	96,772
Purchases, sales and repayments
Purchases, net(H)	—	—	852,015	17,833	—	38,992	1,317,347	399,977	146,631	2,772,795
Proceeds from sales	(4,212)	(704,436)	—	—	—	(252,183)	27,510	—	—	(933,321)
Proceeds from repayments	(52,306)	—	(904,183)	(84,153)	—	(91,249)	(446,124)	(70,695)	(2,025,890)	(3,674,600)
Originations and other	—	786,655	—	—	—	63,185	—	—	2,048,511	2,898,351
Balance at December 31, 2023 (As Restated)	$271,150	$8,405,938	$376,881	$804,029	$23,804	$513,381	$1,274,005	$429,550	$2,232,913	$14,331,651
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
(D)Includes mortgage loans receivable of consolidated CFEs classified as level 3 in the fair hierarchy.
(E)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(F)See Note 7 for further details on the components of servicing revenue, net.
(G)Gain (loss) included in unrealized gain (loss) on available-for-sale securities, net in the Consolidated Statements of Comprehensive Income.
(H)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

Liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows, as restated:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of Consolidated Funds	Mortgage Loans Receivable Notes Payable of CFE
				Total
Balance at December 31, 2021	$511,107	$—	$—	$511,107
Gains (losses) included in net income
Other income(A)	(34,647)	—	(11,144)	(45,791)
Purchases, sales and payments
Purchases	—	—	324,062	324,062
Payments	(156,974)	—	—	(156,974)
Balance at December 31, 2022	$319,486	$—	$312,918	$632,404
Gains (losses) included in net income
Other income(A)	5,560	(589)	6,080	11,051
Purchases, sales and payments
Sculptor Acquisition (Note 4)	—	218,746	—	218,746
Payments	(89,276)	—	—	(89,276)
Balance at December 31, 2023	$235,770	$218,157	$318,998	$772,925
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2023 (As Restated)
Agency	$8,590,260	$8,417,025	$8,533,130	$—	$8,533,130	2
Non-Agency	9,971,779	778,873	577,543	226,486	804,029	3
Total	$18,562,039	$9,195,898	$9,110,673	$226,486	$9,337,159
December 31, 2022 (As Restated)
Agency	$7,463,522	$7,290,473	$7,338,417	$—	$7,338,417	2
Non-Agency	10,649,261	605,869	614,458	14	614,472	3
Total	$18,112,783	$7,896,342	$7,952,875	$14	$7,952,889
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

For 60.7% and 49.8% of Non-Agency securities as of December 31, 2023 and December 31, 2022, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
December 31, 2023 (As Restated)	$488,314	4.1% – 33.5% (6.3%)	0.0% – 20.0% (11.6%)	0.4% – 8.0% (1.7%)	17.5% – 45.0% (32.7%)
December 31, 2022 (As Restated)	$305,847	3.5% – 15.0% (7.5%)	—% – 100.0% (6.4%)	—% – 12.0% (0.2%)	—% – 88.0% (7.2%)
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

Derivatives and Hedging Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy. Treasury securities payable are valued using market-based prices published by the U.S. Department of the Treasury and classified as Level 1.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of December 31, 2023:

Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$228,698	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	93,158	None(C)	N/A
Total	$321,856
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

Notes payable of consolidated funds of $218.2 million as of December 31, 2023 are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated entity based on the fair value of the financial assets of the consolidated entity, as the Company believes the fair value of the financial assets is more observable. Notes payable of consolidated funds are included in Notes payable, at fair value and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value is included in Realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations.

Consolidated Loan Securitizations
Rithm Capital has securitized certain residential mortgage loans and mortgage loans receivable which are held as part of consolidated CFEs. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the financial assets and debt issued by its consolidated securitization trusts and has determined that the consolidated securitization trusts meet the definition of a CFE. See Note 22 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans and mortgage loans receivable, which are assets of the consolidated CFEs, are included in Investments, at fair value and other assets, on the Company’s Consolidated Balance Sheets. The notes issued by the consolidated CFEs are included in Notes payable, at fair value and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in Realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations. The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Residential mortgage loans securitizations (As restated)	Investments fair value	Notes payable fair value
December 31, 2023	$3,038,587	$2,618,082
December 31, 2022	$2,431,867	$2,095,478

Rithm Capital classifies securitized mortgage loans receivable as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-agency securities described above. The following table summarizes the inputs used in valuing the notes payable:

Mortgage loans receivable securitizations (As restated)	Investments Fair Value	Notes Payable Fair Value	Spread	Prepayment Rate(A)	CDR(B)		Loss Severity(C)
December 31, 2023	$353,594	$318,998	2.2% -7.4% (2.7%)	20%	3%	11%	15%
December 31, 2022	$349,975	$312,918	2.8% - 7.1% (3.6%)	3%	3%	9%	15%
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

For a discussion of the restatement, refer to Notes 3 and 28.

22. VARIABLE INTEREST ENTITIES (AS RESTATED)
In the normal course of business, Rithm Capital enters into transactions with SPEs, which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company first evaluates whether it holds a variable interest in the entity. Where the Company has a variable interest, it is required to determine whether the entity is a VIE or a Voting Interest Entity (“VOE”), the classification of which will determine the consolidation model that the Company is required to follow when determining whether it should consolidate the entity.

VIEs are defined as entities in which (i) equity at risk investors do not have the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. Where an entity does not have the characteristics of a VIE, it is a VOE. A VIE is required to be consolidated by the primary beneficiary, which is defined as the party that has the power to direct the activities of a VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

For certain consolidated VIEs that meet the definition of a CFE, which is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, Rithm Capital has elected to account for the assets and liabilities of these entities under the CFE measurement alternative. The CFE measurement alternative allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity. The assets of the consolidated CFEs can only be used to settle obligations and liabilities of these consolidated CFEs and are not available for

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
general use by the Company. The liabilities of these consolidated CFEs are liabilities only of these entities and creditors have no recourse to the Company for the consolidated CFEs’ liabilities.
Consolidated VIEs
Advance Purchaser
Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of December 31, 2023. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 8 for details.
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

Consolidated CFEs:

Loan Securitizations - Mortgage Loans Receivable

In March 2022, Rithm Capital sponsored a securitization trust, classified as a VIE, that issue securitized debt collateralized by mortgage loans receivable (the “2022-RTL1 Securitization”) for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates for $20.9 million. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the trust’s economic performance. As a result, Rithm Capital consolidates 2022 RTL1 Securitization.

The assets of the consolidated the 2022 RTL1 Securitization may only be used to settle obligations of 2022 RTL1 Securitization and are not available to creditors of the Company. The investors in the consolidated 2022 RTL1 Securitization have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of December 31, 2023, 2022-RTL1 Securitization assets consist of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $353.6 million and an aggregate principal limit of approximately $461.2 million. Refer to Note 21 regarding the fair value measurements of consolidated loan securitizations.

Loan Securitizations - Residential Mortgage Loans

Rithm Capital sponsors certain mortgage securitization trusts, considered VIEs, to securitize performing Non-QM loans and seasoned mortgage loans. The Company consolidates certain trusts for which it is the primary beneficiary. The Company acts as the primary servicer for such trusts and therefore has the ability to direct activities that could impact these trusts’ economic performance. Generally, the Company retains a vertical tranche of notes issued by these trusts for risk retention purposes in addition to the most subordinated tranches and “interest only” interests. Such retained interests were eliminated in consolidation. Depending on the type of the securitization, the underlying pool of assets may consist of performing, amortizing and interest only, fixed rate and adjustable rate mortgage loans secured by first liens on single family residential properties, planned unit developments and condominiums.

The assets of these consolidated loan securitizations may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities. Refer to Note 3 for further details.

As of December 31, 2023, the Notes payable, at fair value of Liabilities of consolidated CFEs due to third parties had a fair value of $2.6 billion. Rithm’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 21 regarding the fair value measurements of consolidated loan securitizations and to Note 3 for further information.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of December 31, 2023, the consolidated notes payable due to third parties had a fair value of $218.2 million.

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

See Note 20 and 21 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The table below presents the restated carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Consolidated CFEs(B)			Total
December 31, 2023 (As Restated)					Loan Securitizations - Mortgage Loans Receivable	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	—	$—	$367,803
Residential mortgage loans, held-for-sale, at fair value	—	—	1,112,097	—	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	—	285,632
Assets of consolidated CFEs - investments	—	—	—	—	353,594	3,038,587	321,856	3,714,037
Cash and cash equivalents	5,381	18,159	—	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	7,572	6,263	18,013	52,535
Other assets	9	688	—	4,325	4,532	—	1,060	10,614
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$365,698	$3,044,850	$340,929	$5,566,258
Liabilities
Secured financing agreements(A)	—	—	996,845	—	—	—	—	996,845
Secured notes and bonds payable(A)	274,404	—	—	235,770	—	—	—	510,174
Notes payable of consolidated CFEs(A)	—	—	—	—	318,998	2,618,082	218,157	3,155,237
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	371	6,263	1,763	20,132
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$319,369	$2,624,345	$219,920	$4,682,388
December 31, 2022 (As Restated)
Assets
Servicer advance investments, at fair value	$387,675	$—	$—	$—	$—	$—	$—	$387,675
Residential mortgage loans, held-for-investment, at fair value	—	—	22,699	—	—	—	—	22,699
Residential mortgage loans, held-for-sale, at fair value	—	—	844,000	—	—	—	—	844,000
Consumer loans	—	—	—	363,756	—	—	—	363,756
Assets of consolidated CFEs - investments	—	—	—	—	349,975	2,431,867	—	2,781,842
Mortgage loans receivable	—	—	—	—	—	—	—	—
Cash and cash equivalents	34,084	28,404	23,473	—	—	—	—	85,961
Restricted cash	7,433	—	7,547	6,652	9,368	11,694	—	42,694
Other assets	9	1,026	165,975	5,253	234	—	—	172,497
Total Assets	$429,201	$29,430	$1,063,694	$375,661	$359,577	$2,443,561	$—	$4,701,124
Liabilities
Secured financing agreements(A)	—	—	51,325	—	—	—	—	51,325
Secured notes and bonds payable(A)	313,093	—	768,959	299,498	—	—	—	1,381,550
Notes payable of consolidated CFEs(A)	—	—	—	—	312,918	2,095,478	—	2,408,396
Accrued expenses and other liabilities	1,928	4,306	25,381	1,144	348	11,695	—	44,802
Total Liabilities	$315,021	$4,306	$845,665	$300,642	$313,266	$2,107,173	$—	$3,886,073
(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital Corp., and the assets of the VIEs are not directly available to satisfy Rithm Capital Corp’s obligations.
(B)Reflects Assets of consolidated CFEs - Investments, at fair value and other assets and Liabilities of consolidated CFEs - Notes payable, at fair value and other liabilities on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Non-Consolidated VIEs
The Company retains interest in certain VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs as it is not considered the primary beneficiary. The following table summarizes the restated carrying value of the real estate bonds issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are presented as part of Real estate and other securities on the Consolidated Balance Sheets:

	As of and for the Year Ended December 31,
	2023 (As Restated)	2022 (As Restated)
Residential mortgage loan UPB and other collateral	$8,237,692	$9,373,222
Weighted average delinquency(A)	5.30%	5.60%
Net credit losses	$162,061	$135,758
Face amount of debt held by third parties(B)	$7,596,408	$8,682,793

Carrying value of bonds retained by Rithm Capital(C)(D)	$543,447	$596,800
Cash flows received by Rithm Capital on these bonds	$91,401	$142,555
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Excludes real estate bonds retained by Rithm Capital.
(C)Includes real estate bonds retained pursuant to required risk retention regulations.
(D)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 21 for details on unobservable inputs.

The following table summarizes the Company’s involvement with VIEs related to the asset management business that are not consolidated. The Company’s involvement, through Sculptor, is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 24.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 24 regarding certain guarantees provided in connection with the investments. These investments are presented as part of Equity investments within other assets on the Consolidated Balance Sheets:

	December 31,
	2023	2022
Carrying value of commercial real estate held within unconsolidated VIEs	$66,652	$—
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$29,210	$—

Noncontrolling Interests
Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and it is presented as a separate component of Equity on the Company’s Consolidated Balance Sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 8), the Newrez Joint Ventures, (Note 10), consumer loans (Note 11) and Sculptor investments.

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

For a discussion of the restatement, refer to Notes 3 and 28.

23. EQUITY AND EARNINGS PER SHARE

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

On February 5, 2024, our board of directors renewed the stock repurchase program (see Note 29).

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

24. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
Capital Commitments — As of December 31, 2023, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 7 for MSR investment commitments and to Note 29 for additional capital commitments entered into subsequent to December 31, 2023, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and the Mortgage Company, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. See Notes 7 and 8 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, the Mortgage Company holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While the Mortgage Company is not obligated to repurchase the delinquent loans, the Mortgage Company generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2023, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $51.7 million and $1.8 billion, respectively. See Note 7 for information on regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, Rithm Capital may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 10 for information regarding Rithm Capital’s residential mortgage loans.

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

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $684.9 million and $3.6 million, respectively, of additional advances on existing mortgage loans as of December 31, 2023. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

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

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 20.

25. RELATED PARTY TRANSACTIONS (AS RESTATED)

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Investment in Structured Alternative Investment Solution

In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by Sculptor. Sculptor invested approximately $127.8 million in the vehicle. See Note 21 and Note 22 for additional details on the structured alternative investment solution.

Investments in Consolidated Loan Securitizations

The Company retains beneficial interests in consolidated loan securitization trusts that it sponsors. Refer to Note 22 for additional details.

26. INCOME TAXES

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

Rithm Capital operates various business segments, including origination and servicing, asset management and our investment portfolio, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 5 for further details.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

	December 31,
	2023	2022	2021
Sculptor Acquisition (Note 4)	$32,340	$—	$—
Net change	2,223	—	—
Ending Balance	$34,563	$—	$—

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
Series B Preferred stock distributions were as follows:

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

27. ASSET MANAGEMENT REVENUES

Rithm Capital acquired Sculptor on November 17, 2023 as part of its strategy to expand its asset management capabilities (Note 4).

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

28. QUARTERLY FINANCIAL DATA (UNAUDITED)

On July 22, 2024, the Audit Committee, after consultation with management, concluded that the Affected Financial Statements need to be restated and should no longer be relied on. See Note 3.

The impacts of the restatement on the Company’s quarterly unaudited consolidated financial statements for each of the quarters within 2023 and 2022 are included as adjustments within the tables below and relate to one of the following categories:

(a) an error in accounting treatment of the Trusts that management concluded should be consolidated subject to ASC 810 - Consolidation, and its various interpretations, regarding the consolidation of certain Trusts, classified as VIEs. The related adjustments are reflected within the “Error Adjustments” column within the tables below. See Note 3 for further details.

(b) reclassifications of certain prior period amounts related to consolidated loan securitizations - mortgage loans receivable and consolidated funds to conform to the presentation of consolidated CFEs as described in (a) above. The related adjustments are reflected within the “Reclassifications” column within the tables below. Reclassifications have no impact on the Company’s net income, equity or unrestricted cash position and are only included in order to conform the presentation across the periods presented.

Accordingly, the tables below present the effect of these adjustments, including the reclassifications, on the affected line items in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of and for the three months ended March 31, 2023 and 2022, as of and for the three and six months ended June 30, 2023 and 2022, as of and for the three and nine months ended September 30, 2023 and 2022 and for the three months ended December 31, 2023 and 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	March 31, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	$8,305,652	$—	$8,305,652	$—	$8,305,652
Real estate and other securities	9,900,700	(258,690)	9,642,010	—	9,642,010
Residential loans, held-for-investment, at fair value	1,009,459	—	1,009,459	—	1,009,459
Residential mortgage loans, held-for-sale (includes $7,076,916 at fair value)(A)	7,202,475	—	7,202,475	—	7,202,475
Single-family rental properties	814,871	—	814,871	—	814,871
Mortgage loans receivable, at fair value	1,670,415	—	1,670,415	(295,142)	1,375,273
Residential mortgage loans subject to repurchase	1,700,426	—	1,700,426	—	1,700,426
Cash and cash equivalents(A)	1,671,177	—	1,671,177	—	1,671,177
Restricted cash(A)	295,037	—	295,037	(61,372)	233,665
Servicer advances receivable	2,652,210	—	2,652,210	—	2,652,210
Other assets (includes $792,279 at fair value)(A)	2,646,125	—	2,646,125	(57)	2,646,068
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,089,575	2,089,575	356,571	2,446,146
Total Assets	$37,868,547	$1,830,885	$39,699,432	$—	$39,699,432

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$17,281,873	$—	$17,281,873	—	$17,281,873
Secured notes and bonds payable (includes $438,359 at fair value)(A)	9,279,595	—	9,279,595	(324,062)	8,955,533
Residential mortgage loan repurchase liability	1,700,426	—	1,700,426	—	1,700,426
Unsecured notes, net of issuance costs	543,728	—	543,728	—	543,728
Due to affiliates	9,932	—	9,932	—	9,932
Dividends payable	127,895	—	127,895	—	127,895
Accrued expenses and other liabilities (includes $87,149 at fair value)(A)	1,740,386	—	1,740,386	(42)	1,740,344
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	1,830,885	1,830,885	324,104	2,154,989
Total Liabilities	30,683,835	1,830,885	32,514,720	$—	32,514,720

Commitments and Contingencies

Equity
Preferred stock, $10.00 par value, 100,000,000 shares authorized, 52,038,000 issued and outstanding, $1,300,959 aggregate liquidation preference	1,258,667	—	1,258,667	—	1,258,667
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,786,526 issued and outstanding	4,669	—	4,669	—	4,669
Additional paid-in capital	6,059,981	—	6,059,981	—	6,059,981
Retained earnings (accumulated deficit)	(267,878)	—	(267,878)	—	(267,878)
Accumulated other comprehensive income	67,195	—	67,195	—	67,195
Total Rithm Capital stockholders’ equity	7,122,634	—	7,122,634	—	7,122,634
Noncontrolling interests in equity of consolidated subsidiaries	62,078	—	62,078	—	62,078
Total Equity	7,184,712	—	7,184,712	—	7,184,712
Total Liabilities and Equity	$37,868,547	$1,830,885	$39,699,432	$—	$39,699,432
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs.VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended March 31, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$456,400	$(136)	$456,264	$—	$456,264
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(200,325))	575,393	—	575,393	—	575,393
Servicing revenue, net	1,031,793	(136)	1,031,657	—	1,031,657
Interest income	225,413	(2,615)	222,798	(57)	222,741
Gain on originated residential mortgage loans, held-for-sale, net	471,996	(10,088)	461,908	—	461,908
	1,729,202	(12,839)	1,716,363	(57)	1,716,306
Expenses
Interest expense and warehouse line fees	138,833	—	138,833	(42)	138,791
General and administrative	246,238	426	246,664	—	246,664
Compensation and benefits	392,619	—	392,619	—	392,619
Management fee to affiliate	25,189	—	25,189	—	25,189
	802,879	426	803,305	(42)	803,263

Other Income (Loss)
Realized and unrealized gains (losses), net	(85,935)	13,265	(72,670)	15	(72,655)
Other income (loss), net	52,332	—	52,332	—	52,332
	(33,603)	13,265	(20,338)	15	(20,323)
Income (loss) before income taxes	892,720	—	892,720	—	892,720
Income tax expense (benefit)	202,789	—	202,789	—	202,789
Net Income (loss)	$689,931	$—	$689,931	$—	$689,931
Noncontrolling interests in income (loss) of consolidated subsidiaries	5,609	—	5,609	—	5,609
Dividends on preferred stock	22,461	—	22,461	—	22,461
Net income (loss) attributable to common stockholders	$661,861	$—	$661,861	$—	$661,861

Net Income (loss) per share of common stock
Basic	$1.42	$—	$1.42	$—	$1.42
Diluted	$1.37	$—	$1.37	$—	$1.37
Weighted average number of shares of common stock outstanding
Basic	466,785,584	—	466,785,584	—	466,785,584
Diluted	484,425,066	—	484,425,066	—	484,425,066

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Three Months Ended March 31, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Operating Activities
Net income (loss)	$689,931	$—	$689,931	$—	$689,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	147,119	(994)	146,125	—	146,125
Change in fair value of equity investments	(256)	—	(256)	—	(256)
Change in fair value of secured notes and bonds payable	(7,194)	—	(7,194)	—	(7,194)
(Gain) loss on settlement of investments, net	(61,184)	—	(61,184)	—	(61,184)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(471,996)	10,088	(461,908)	—	(461,908)
(Gain) loss on transfer of loans to REO	(2,944)	—	(2,944)	—	(2,944)
Accretion and other amortization	(15,095)	1,744	(13,351)	—	(13,351)
Provision (reversal) for credit losses on securities, loans and REO	3,740	—	3,740	—	3,740
Non-cash portions of servicing revenue, net	(645,018)	—	(645,018)	—	(645,018)
Deferred tax provision	201,354	—	201,354	—	201,354
Mortgage loans originated and purchased for sale, net of fees	(29,446,744)	—	(29,446,744)	—	(29,446,744)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	33,244,922	(836,156)	32,408,766	—	32,408,766
Residential mortgage loan repayment proceeds of consolidated entities	—	154,840	154,840	—	154,840
Interest received from servicer advance investments, loans and other	41,721	—	41,721	—	41,721
Changes in:
Servicer advances receivable, net	202,938	—	202,938	—	202,938
Other assets	(268,772)	—	(268,772)	—	(268,772)
Due to affiliates	(7,887)	—	(7,887)	—	(7,887)
Accrued expenses and other liabilities	285,517	—	285,517	—	285,517
Net cash provided by (used in) operating activities	3,890,152	(670,478)	3,219,674	—	3,219,674
Cash Flows From Investing Activities
Purchase of servicer advance investments	(257,807)	—	(257,807)	—	(257,807)
Purchase of RMBS	(1,006,483)	—	(1,006,483)	—	(1,006,483)
Purchase of residential mortgage loans	(7,182)	—	(7,182)	—	(7,182)
Purchase of SFR properties, MSRs and other assets	(239,347)	—	(239,347)	—	(239,347)
Draws on revolving consumer loans	(7,163)	—	(7,163)	—	(7,163)
Net settlement of derivatives and hedges	65,436	—	65,436	—	65,436
Return of investments in Excess MSRs	2,680	—	2,680	—	2,680
Principal repayments from servicer advance investments	290,128	—	290,128	—	290,128
Principal repayments from RMBS	355,028	(18,648)	336,380	—	336,380
Principal repayments from residential mortgage loans	24,121	—	24,121	—	24,121
Principal repayments from consumer loans	39,935	—	39,935	—	39,935
Proceeds from sale of MSRs and MSR financing receivables	454	—	454	—	454
Proceeds from sale of REO	3,832	—	3,832	—	3,832
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(655)	—	(655)	—	(655)
Principal repayments from MSRs and MSR financing receivables	703	—	703	—	703
Net cash provided by (used in) investing activities	(736,320)	(18,648)	(754,968)	—	(754,968)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Three Months Ended March 31, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(9,638,525)	—	(9,638,525)	—	(9,638,525)
Repayments of warehouse credit facilities	(33,378,329)	—	(33,378,329)	—	(33,378,329)
Net settlement of margin deposits under repurchase agreements and derivatives	137,418	—	137,418	—	137,418
Repayments of secured notes and bonds payable	(1,047,972)	—	(1,047,972)	—	(1,047,972)
Deferred financing fees	(4,472)	—	(4,472)	—	(4,472)
Dividends paid on common and preferred stock	(139,185)	—	(139,185)	—	(139,185)
Borrowings under secured financing agreements	10,081,997	—	10,081,997	—	10,081,997
Borrowings under warehouse credit facilities	29,622,712	—	29,622,712	—	29,622,712
Borrowings under secured notes and bonds payable	1,675,265	—	1,675,265	(324,062)	1,351,203
Repurchase of common and preferred stock	(3,814)	—	(3,814)	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(8,879)	—	(8,879)	—	(8,879)
Payment of contingent consideration	(12,276)	—	(12,276)	—	(12,276)
Proceeds from issuance of debt obligations of consolidated CFEs	—	836,156	836,156	324,062	1,160,218
Repayments of debt obligations of consolidated CFEs	—	(150,961)	(150,961)	—	(150,961)
Net cash provided by (used in) financing activities	(2,716,060)	685,195	(2,030,865)	—	(2,030,865)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	437,772	(3,931)	433,841	—	433,841

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,528,442	33,167	1,561,609	—	1,561,609

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,966,214	$29,236	$1,995,450	$—	$1,995,450

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	132,817	17,304	150,121	—	150,121
Cash paid during the period for income taxes	36	—	36	—	36
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	139,158	—	139,158	—	139,158
Transfer from residential mortgage loans to REO and other assets	(2,034)	—	(2,034)	—	(2,034)
Real estate securities retained from loan securitizations	113,695	(113,695)	—	—	—
Residential mortgage loans subject to repurchase	1,700,426	—	1,700,426	—	1,700,426

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	June 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	$8,963,459	$—	$8,963,459	$—	$8,963,459
Real estate and other securities	8,368,703	(260,862)	8,107,841	—	8,107,841
Residential loans, held-for-investment, at fair value	934,479	—	934,479	—	934,479
Residential mortgage loans, held-for-sale (includes $5,293,936 at fair value)(A)	5,410,989	—	5,410,989	—	5,410,989
Single-family rental properties	927,227	—	927,227	—	927,227
Mortgage loans receivable, at fair value	1,756,079	—	1,756,079	(352,867)	1,403,212
Residential mortgage loans subject to repurchase	1,758,509	—	1,758,509	—	1,758,509
Cash and cash equivalents(A)	1,510,848	—	1,510,848	—	1,510,848
Restricted cash(A)	433,960	—	433,960	(4,771)	429,189
Servicer advances receivable	2,560,696	—	2,560,696	—	2,560,696
Other assets (includes $441,065 at fair value)(A)	1,928,898	—	1,928,898	(405)	1,928,493
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,157,204	2,157,204	358,043	2,515,247
Total Assets	$34,553,847	$1,896,342	$36,450,189	$—	$36,450,189

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,967,234	$—	$13,967,234	$—	$13,967,234
Secured notes and bonds payable (includes $380,662 at fair value)(A)	9,322,026	—	9,322,026	(317,414)	9,004,612
Residential mortgage loan repurchase liability	1,758,509	—	1,758,509	—	1,758,509
Unsecured notes, net of issuance costs	544,167	—	544,167	—	544,167
Dividends payable	127,913	—	127,913	—	127,913
Accrued expenses and other liabilities (includes $57,224 at fair value)(A)	1,771,000	—	1,771,000	(309)	1,770,691
Liabilities of consolidated CFEs(A):		—
Notes payable, at fair value and other liabilities	—	1,896,342	1,896,342	317,723	2,214,065
Total Liabilities	27,490,849	1,896,342	29,387,191	—	29,387,191

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,038,000 issued and outstanding, $1,300,959 aggregate liquidation preference	1,258,667	—	1,258,667	—	1,258,667
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 466,856,753 issued and outstanding	4,670	—	4,670	—	4,670
Additional paid-in capital	6,060,740	—	6,060,740	—	6,060,740
Retained earnings (accumulated deficit)	(387,870)	—	(387,870)	—	(387,870)
Accumulated other comprehensive income	57,620	—	57,620	—	57,620
Total Rithm Capital stockholders’ equity	6,993,827	—	6,993,827	—	6,993,827
Noncontrolling interests in equity of consolidated subsidiaries	69,171	—	69,171	—	69,171
Total Equity	7,062,998	—	7,062,998	—	7,062,998
Total Liabilities and Equity	$34,553,847	$1,896,342	$36,450,189	$—	$36,450,189
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended June 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,478	$(136)	$469,342	$—	$469,342
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(180,265))	334,690	—	334,690	—	334,690
Servicing revenue, net	804,168	(136)	804,032	—	804,032
Interest income	211,648	(3,480)	208,168	(6,145)	202,023
Gain on originated residential mortgage loans, held-for-sale, net	304,791	6,779	311,570	—	311,570
	1,320,607	3,163	1,323,770	(6,145)	1,317,625
Expenses
Interest expense and warehouse line fees	150,829	—	150,829	(4,139)	146,690
General and administrative	225,271	487	225,758	—	225,758
Compensation and benefits	339,658	—	339,658	—	339,658
Management fee to affiliate	20,985	—	20,985	—	20,985
Termination fee to affiliate	400,000	—	400,000	—	400,000
	1,136,743	487	1,137,230	(4,139)	1,133,091

Other Income (Loss)
Realized and unrealized gains (losses), net	(137,231)	(2,676)	(139,907)	2,006	(137,901)
Other income (loss), net	59,388	—	59,388	—	59,388
	(77,843)	(2,676)	(80,519)	2,006	(78,513)
Income (loss) before income taxes	106,021	—	106,021	—	106,021
Income tax expense (benefit)	72,690	—	72,690	—	72,690
Net Income (loss)	$33,331	$—	$33,331	$—	$33,331
Noncontrolling interests in income (loss) of consolidated subsidiaries	14,182	—	14,182	—	14,182
Dividends on preferred stock	22,427	—	22,427	—	22,427
Net income (loss) attributable to common stockholders	$(3,278)	$—	$(3,278)	$—	$(3,278)

Net Income (loss) per share of common stock
Basic	$(0.01)	$—	$(0.01)	$—	$(0.01)
Diluted	$(0.01)	$—	$(0.01)	$—	$(0.01)
Weighted average number of shares of common stock outstanding
Basic	466,804,548	—	466,804,548	—	466,804,548
Diluted	466,804,548	—	466,804,548	—	466,804,548

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Six Months Ended June 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$925,878	$(272)	$925,606	$—	$925,606
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(380,590))	909,454	—	909,454	—	909,454
Servicing revenue, net	1,835,332	(272)	1,835,060	—	1,835,060
Interest income	437,061	(6,095)	430,966	(6,202)	424,764
Gain on originated residential mortgage loans, held-for-sale, net	776,787	(3,309)	773,478	—	773,478
	3,049,180	(9,676)	3,039,504	(6,202)	3,033,302
Expenses
Interest expense and warehouse line fees	289,662	—	289,662	(4,181)	285,481
General and administrative	471,509	913	472,422	—	472,422
Compensation and benefits	732,277	—	732,277	—	732,277
Management fee to affiliate	46,174	—	46,174	—	46,174
Termination fee to affiliate	400,000	—	400,000	—	400,000
	1,939,622	913	1,940,535	(4,181)	1,936,354
Other Income (Loss)
Realized and unrealized gains (losses), net	(222,537)	10,589	(211,948)	2,021	(209,927)
Other income (loss), net	111,720	—	111,720	—	111,720
	(110,817)	10,589	(100,228)	2,021	(98,207)
Income (loss) before income taxes	998,741	—	998,741	—	998,741
Income tax expense (benefit)	275,479	—	275,479	—	275,479
Net Income (loss)	$723,262	$—	$723,262	$—	$723,262
Noncontrolling interests in income (loss) of consolidated subsidiaries	19,791	—	19,791	—	19,791
Dividends on preferred stock	44,888	—	44,888	—	44,888
Net income (loss) attributable to common stockholders	$658,583	$—	$658,583	$—	$658,583

Net Income (loss) per share of common stock
Basic	$1.41	$—	$1.41	$—	$1.41
Diluted	$1.36	$—	$1.36	$—	$1.36
Weighted average number of shares of common stock outstanding
Basic	466,795,119	—	466,795,119	—	466,795,119
Diluted	484,494,108	—	484,494,108	—	484,494,108

Dividends declared per share of common stock	$0.50	$—	$0.50	$—	$0.50

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Six Months Ended June 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Operating Activities
Net income (loss)	$723,262	$—	$723,262	$—	$723,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	381,159	15,002	396,161	—	396,161
Change in fair value of equity investments	9,111	—	9,111	—	9,111
Change in fair value of secured notes and bonds payable	(35,151)	—	(35,151)	—	(35,151)
(Gain) loss on settlement of investments, net	(156,120)	—	(156,120)	—	(156,120)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(776,787)	3,309	(773,478)	—	(773,478)
(Gain) loss on transfer of loans to real estate owned ("REO")	(4,039)	—	(4,039)	—	(4,039)
Accretion and other amortization	(34,731)	4,444	(30,287)	—	(30,287)
Provision (reversal) for credit losses on securities, loans and REO	7,528	—	7,528	—	7,528
Non-cash portions of servicing revenue, net	(981,581)	—	(981,581)	—	(981,581)
Deferred tax provision	275,458	—	275,458	—	275,458
Mortgage loans originated and purchased for sale, net of fees	(50,321,003)	—	(50,321,003)	27,061	(50,293,942)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	55,755,342	(1,142,476)	54,612,866	(79,480)	54,533,386
Loan originations and draws of consolidated CFEs	—	—	—	(27,061)	(27,061)
Residential mortgage loan repayment proceeds of consolidated CFEs	—	294,364	294,364	—	294,364
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—	—	79,480	79,480
Interest received from servicer advance investments, loans and other	31,394	—	31,394	—	31,394
Changes in:
Servicer advances receivable, net	294,452	—	294,452	—	294,452
Other assets	72,498	—	72,498	—	72,498
Due to affiliates	(17,819)	—	(17,819)	—	(17,819)
Accrued expenses and other liabilities	132,325	—	132,325	—	132,325
Net cash provided by (used in) operating activities	5,355,298	(825,357)	4,529,941	—	4,529,941

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Six Months Ended June 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Investing Activities
Purchase of servicer advance investments	(500,000)	—	(500,000)	—	(500,000)
Purchase of RMBS	(1,052,724)	—	(1,052,724)	—	(1,052,724)
Purchase of residential mortgage loans	(7,182)	—	(7,182)	—	(7,182)
Purchase of SFR properties, MSRs and other assets	(355,002)	—	(355,002)	—	(355,002)
Draws on revolving consumer loans	(14,350)	—	(14,350)	—	(14,350)
Net settlement of derivatives and hedges	279,306	—	279,306	—	279,306
Return of investments in Excess MSRs	7,873	—	7,873	—	7,873
Principal repayments from servicer advance investments	541,868	—	541,868	—	541,868
Principal repayments from RMBS	687,624	(38,330)	649,294	—	649,294
Principal repayments from residential mortgage loans	49,806	—	49,806	—	49,806
Principal repayments from consumer loans	79,298	—	79,298	—	79,298
Proceeds from sale of MSRs and MSR financing receivables	2,105	—	2,105	—	2,105
Proceeds from sale of RMBS	738,887	—	738,887	—	738,887
Proceeds from sale of REO	7,210	—	7,210	—	7,210
Principal repayments from MSRs and MSR financing receivables	1,216	—	1,216	—	1,216
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(603)	—	(603)	—	(603)
Net cash provided by (used in) investing activities	465,332	(38,330)	427,002	—	427,002
Cash Flows From Financing Activities
Repayments of secured financing agreements	(23,318,214)	—	(23,318,214)	—	(23,318,214)
Repayments of warehouse credit facilities	(56,240,720)	—	(56,240,720)	—	(56,240,720)
Net settlement of margin deposits under repurchase agreements and derivatives	812,477	—	812,477	—	812,477
Repayments of secured notes and bonds payable	(2,220,042)	—	(2,220,042)	—	(2,220,042)
Deferred financing fees	(1,398)	—	(1,398)	—	(1,398)
Dividends paid on common and preferred stock	(278,293)	—	(278,293)	—	(278,293)
Borrowings under secured financing agreements	21,936,667	—	21,936,667	—	21,936,667
Borrowings under warehouse credit facilities	50,995,092	—	50,995,092	—	50,995,092
Borrowings under secured notes and bonds payable	2,929,949	—	2,929,949	(324,062)	2,605,887
Repurchase of common and preferred stock	(3,814)	—	(3,814)	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(15,968)	—	(15,968)	—	(15,968)
Proceeds from issuance of debt obligations of consolidated CFEs	—	1,142,476	1,142,476	324,062	1,466,538
Repayments of debt obligations of consolidated CFEs	—	(297,527)	(297,527)	—	(297,527)
Net cash provided by (used in) financing activities	(5,404,264)	844,949	(4,559,315)	—	(4,559,315)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	416,366	(18,738)	397,628	—	397,628

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,528,442	33,167	1,561,609	—	1,561,609

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,944,808	$14,429	$1,959,237	$—	$1,959,237

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	280,007	38,431	318,438	—	318,438
Cash paid during the period for income taxes	1,636	—	1,636	—	1,636
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	139,141	—	139,141	—	139,141
Transfer from residential mortgage loans to REO and other assets	4,890	—	4,890	—	4,890
Real estate securities retained from loan securitizations	100,324	(100,324)	—	—	—
Residential mortgage loans subject to repurchase	1,758,509	—	1,758,509	—	1,758,509

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	September 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value(A)	$9,217,242	$—	$9,217,242	$—	$9,217,242
Real estate and other securities	9,808,426	(291,250)	9,517,176	—	9,517,176
Residential loans, held-for-investment, at fair value	864,534	—	864,534	—	864,534
Residential mortgage loans, held-for-sale (includes $3,933,392 at fair value)(A)	4,037,411	—	4,037,411	—	4,037,411
Single-family rental properties	959,448	—	959,448	—	959,448
Mortgage loans receivable, at fair value	1,919,913	—	1,919,913	(349,911)	1,570,002
Residential mortgage loans subject to repurchase	1,897,142	—	1,897,142	—	1,897,142
Cash and cash equivalents(A)	1,420,010	—	1,420,010	—	1,420,010
Restricted cash(A)	529,565	—	529,565	(8,333)	521,232
Servicer advances receivable	2,522,246	—	2,522,246	—	2,522,246
Other assets (includes $580,341 at fair value)(A)	2,158,598	—	2,158,598	(531)	2,158,067
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,238,906	2,238,906	358,775	2,597,681
Total Assets	$35,334,535	$1,947,656	$37,282,191	$—	$37,282,191

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,655,247	$—	13,655,247	$—	$13,655,247
Secured notes and bonds payable (includes $341,287 at fair value)(A)	9,653,664	—	9,653,664	(311,917)	9,341,747
Residential mortgage loan repurchase liability	1,897,142	—	1,897,142	—	1,897,142
Unsecured notes, net of issuance costs	544,612	—	544,612	—	544,612
Payable for investments purchased	498,933	—	498,933	—	498,933
Dividends payable	129,632	—	129,632	—	129,632
Accrued expenses and other liabilities (includes $67,314 at fair value)(A)	1,893,679	—	1,893,679	(427)	1,893,252
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	1,947,656	1,947,656	312,344	2,260,000
Total Liabilities	28,272,909	1,947,656	30,220,565	—	30,220,565

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 52,038,000 issued and outstanding, $1,300,959 aggregate liquidation preference	1,258,667	—	1,258,667	—	1,258,667
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 473,715,100 issued and outstanding	4,739	—	4,739	—	4,739
Additional paid-in capital	6,060,671	—	6,060,671	—	6,060,671
Retained earnings (accumulated deficit)	(381,843)	—	(381,843)	—	(381,843)
Accumulated other comprehensive income	48,337	—	48,337	—	48,337
Total Rithm Capital stockholders’ equity	6,990,571	—	6,990,571	—	6,990,571
Noncontrolling interests in equity of consolidated subsidiaries	71,055	—	71,055	—	71,055
Total Equity	7,061,626	—	7,061,626	—	7,061,626
Total Liabilities and Equity	$35,334,535	$1,947,656	$37,282,191	$—	$37,282,191
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended September 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$453,163	$(173)	$452,990	$—	$452,990
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(141,616))	(19,174)	—	(19,174)	—	(19,174)
Servicing revenue, net	433,989	(173)	433,816	—	433,816
Interest income	273,379	(4,553)	268,826	(6,924)	261,902
Gain on originated residential mortgage loans, held-for-sale, net	203,479	4,407	207,886	—	207,886
	910,847	(319)	910,528	(6,924)	903,604
Expenses
Interest expense and warehouse line fees	218,089	—	218,089	(4,546)	213,543
General and administrative	214,624	451	215,075	—	215,075
Compensation and benefits	290,984	—	290,984	—	290,984
Management fee to affiliate	—	—	—	—	—
Termination fee to affiliate	—	—	—	—	—
	723,697	451	724,148	(4,546)	719,602

Other Income (Loss)
Realized and unrealized gains (losses), net	(34,118)	770	(33,348)	2,378	(30,970)
Other income (loss), net	23,242	—	23,242	—	23,242
	(10,876)	770	(10,106)	2,378	(7,728)
Income (loss) before income taxes	176,274	—	176,274	—	176,274
Income tax expense (benefit)	22,084	—	22,084	—	22,084
Net Income (loss)	$154,190	$—	$154,190	$—	$154,190
Noncontrolling interests in income (loss) of consolidated subsidiaries	7,307	—	7,307	—	7,307
Dividends on preferred stock	22,427	—	22,427	—	22,427
Net income (loss) attributable to common stockholders	$124,456	$—	$124,456	$—	$124,456

Net Income (loss) per share of common stock
Basic	$0.27	$—	$0.27	$—	$0.27
Diluted	$0.26	$—	$0.26	$—	$0.26
Weighted average number of shares of common stock outstanding
Basic	467,974,962	—	467,974,962	—	467,974,962
Diluted	476,796,757	—	476,796,757	—	476,796,757

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Nine Months Ended September 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,379,041	$(445)	$1,378,596	$—	$1,378,596
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(522,206))	890,281	—	890,281	—	890,281
Servicing revenue, net	2,269,322	(445)	2,268,877	—	2,268,877
Interest income	710,440	(10,648)	699,792	(13,126)	686,666
Gain on originated residential mortgage loans, held-for-sale, net	980,266	1,098	981,364	—	981,364
	3,960,028	(9,995)	3,950,033	(13,126)	3,936,907
Expenses
Interest expense and warehouse line fees	507,751	—	507,751	(8,727)	499,024
General and administrative	686,133	1,364	687,497	—	687,497
Compensation and benefits	1,023,261	—	1,023,261	—	1,023,261
Management fee to affiliate	46,174	—	46,174	—	46,174
Termination fee to affiliate	400,000	—	400,000	—	400,000
	2,663,319	1,364	2,664,683	(8,727)	2,655,956

Other Income (Loss)
Realized and unrealized gains (losses), net	(256,656)	11,359	(245,297)	4,399	(240,898)
Other income (loss), net	134,962	—	134,962	—	134,962
	(121,694)	11,359	(110,335)	4,399	(105,936)
Income (loss) before income taxes	1,175,015	—	1,175,015	—	1,175,015
Income tax expense (benefit)	297,563	—	297,563	—	297,563
Net Income (loss)	$877,452	$—	$877,452	$—	$877,452
Noncontrolling interests in income (loss) of consolidated subsidiaries	27,098	—	27,098	—	27,098
Dividends on preferred stock	67,315	—	67,315	—	67,315
Net income (loss) attributable to common stockholders	$783,039	$—	$783,039	$—	$783,039

Net Income (loss) per share of common stock
Basic	$1.68	$—	$1.68	$—	$1.68
Diluted	$1.62	$—	$1.62	$—	$1.62
Weighted average number of shares of common stock outstanding
Basic	467,192,721	—	467,192,721	—	467,192,721
Diluted	481,900,129	—	481,900,129	—	481,900,129

Dividends declared per share of common stock	$0.75	$—	$0.75	$—	$0.75

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Nine Months Ended September 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Operating Activities
Net income (loss)	$877,452	$—	$877,452	$—	$877,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	(587,181)	26,689	(560,492)	—	(560,492)
Change in fair value of equity investments	8,535	—	8,535	—	8,535
Change in fair value of secured notes and bonds payable	(50,279)	—	(50,279)	—	(50,279)
(Gain) loss on settlement of investments, net	843,837	—	843,837	—	843,837
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(980,266)	(1,098)	(981,364)	—	(981,364)
(Gain) loss on transfer of loans to REO	(6,263)	—	(6,263)	—	(6,263)
Accretion and other amortization	(45,230)	7,596	(37,634)	—	(37,634)
Provision (reversal) for credit losses on securities, loans and REO	14,272	—	14,272	—	14,272
Non-cash portions of servicing revenue, net	(890,281)	—	(890,281)	—	(890,281)
Deferred tax provision	297,517	—	297,517	—	297,517
Mortgage loans originated and purchased for sale, net of fees	(65,446,856)	—	(65,446,856)	49,024	(65,397,832)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	72,072,003	(1,376,748)	70,695,255	(124,918)	70,570,337
Mortgage loan receivable originations and draws	—	—	—	(49,024)	(49,024)
Residential mortgage loan repayment proceeds of consolidated entities	—	372,950	372,950	—	372,950
Mortgage loans receivable repayment proceeds of consolidated entities	—	—	—	124,918	124,918
Interest received from servicer advance investments, loans and other	46,797	—	46,797	—	46,797
Changes in:
Servicer advances receivable, net	332,902	—	332,902	—	332,902
Other assets	(54,485)	—	(54,485)	—	(54,485)
Due to affiliates	(17,819)	—	(17,819)	—	(17,819)
Accrued expenses and other liabilities	317,256	—	317,256	—	317,256
Net cash provided by (used in) operating activities	6,731,911	(970,611)	5,761,300	—	5,761,300
Cash Flows From Investing Activities
Purchase of servicer advance investments	(744,671)	—	(744,671)	—	(744,671)
Purchase of MSRs, MSR financing receivables and servicer advances receivable	(1,259)	—	(1,259)	—	(1,259)
Purchase of RMBS	(9,597,580)	—	(9,597,580)	—	(9,597,580)
Purchase of residential mortgage loans	(7,182)	—	(7,182)	—	(7,182)
Purchase of SFR properties, MSRs and other assets	(396,981)	—	(396,981)	—	(396,981)
Draws on revolving consumer loans	(22,070)	—	(22,070)	—	(22,070)
Net settlement of derivatives and hedges	282,827	—	282,827	—	282,827
Return of investments in Excess MSRs	12,264	—	12,264	—	12,264
Principal repayments from servicer advance investments	791,653	—	791,653	—	791,653
Principal repayments from RMBS	915,913	(52,720)	863,193	—	863,193
Principal repayments from residential mortgage loans	69,020	—	69,020	—	69,020
Principal repayments from consumer loans	112,228	—	112,228	—	112,228
Proceeds from sale of MSRs and MSR financing receivables	3,975	—	3,975	—	3,975
Proceeds from sale of RMBS	7,716,127	—	7,716,127	—	7,716,127
Proceeds from sale of REO	9,652	—	9,652	—	9,652
Principal repayments from MSRs and MSR financing receivables	1,509	—	1,509	—	1,509
Net cash provided by (used in) investing activities	(854,575)	(52,720)	(907,295)	—	(907,295)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Nine Months Ended September 30, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(39,920,856)	—	(39,920,856)	—	(39,920,856)
Repayments of warehouse credit facilities	(73,028,747)	—	(73,028,747)	—	(73,028,747)
Net settlement of margin deposits under repurchase agreements and derivatives	1,007,970	—	1,007,970	—	1,007,970
Repayments of secured notes and bonds payable	(3,174,439)	—	(3,174,439)	—	(3,174,439)
Deferred financing fees	(8,992)	—	(8,992)	—	(8,992)
Dividends paid on common and preferred stock	(417,445)	—	(417,445)	—	(417,445)
Borrowings under secured financing agreements	39,713,905	—	39,713,905	—	39,713,905
Borrowings under warehouse credit facilities	66,296,292	—	66,296,292	—	66,296,292
Borrowings under secured notes and bonds payable	4,101,314	—	4,101,314	(324,062)	3,777,252
Repurchase of common and preferred stock	(3,814)	—	(3,814)	—	(3,814)
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(21,391)	—	(21,391)	—	(21,391)
Proceeds from issuance of debt obligations of consolidated CFEs	—	1,376,748	1,376,748	324,062	1,700,810
Repayments of debt obligations of consolidated CFEs	—	(374,170)	(374,170)	—	(374,170)
Net cash provided by (used in) financing activities	(5,456,203)	1,002,578	(4,453,625)	—	(4,453,625)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	421,133	(20,753)	400,380	—	400,380

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,528,442	33,167	1,561,609	—	1,561,609

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,949,575	$12,414	$1,961,989	$—	$1,961,989

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	468,991	62,912	531,903	—	531,903
Cash paid during the period for income taxes	1,757	—	1,757	—	1,757
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	140,856	—	140,856	—	140,856
Transfer from residential mortgage loans to REO and other assets	10,762	—	10,762	—	10,762
Real estate securities retained from loan securitizations	167,246	(167,246)	—	—	—
Residential mortgage loans subject to repurchase	1,897,142	—	1,897,142	—	1,897,142
Purchase of Agency RMBS, settled after quarter-end	498,933	—	498,933	—	498,933

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended December 31, 2022
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$452,923	$(165)	$452,758	$—	$452,758
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(108,914))	(162,028)	—	(162,028)	—	(162,028)
Servicing revenue, net	290,895	(165)	290,730	—	290,730
Interest income	365,541	(5,709)	359,832	(8,038)	351,794
Gain on originated residential mortgage loans, held-for-sale, net	105,966	5,419	111,385	—	111,385
	762,402	(455)	761,947	(8,038)	753,909
Expenses
Interest expense and warehouse line fees	283,250	—	283,250	(4,481)	278,769
General and administrative	189,295	351	189,646	—	189,646
Compensation and benefits	208,185	—	208,185	—	208,185
	680,730	351	681,081	(4,481)	676,600

Other Income (Loss)
Realized and unrealized gains (losses), net	9,764	806	10,570	3,557	14,127
Other income (loss), net	(3,650)	—	(3,650)	—	(3,650)
	6,114	806	6,920	3,557	10,477
Income (loss) before income taxes	87,786	—	87,786	—	87,786
Income tax expense (benefit)	(18,047)	—	(18,047)	—	(18,047)
Net Income (loss)	$105,833	$—	$105,833	$—	$105,833
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,668	—	1,668	—	1,668
Dividends on preferred stock	22,411	—	22,411	—	22,411
Net income (loss) attributable to common stockholders	$81,754	$—	$81,754	$—	$81,754

Net Income (loss) per share of common stock
Basic	$0.17	$—	$0.17	$—	$0.17
Diluted	$0.17	$—	$0.17	$—	$0.17
Weighted average number of shares of common stock outstanding
Basic	473,715,100	—	473,715,100	—	473,715,100
Diluted	480,852,723	—	480,852,723	—	480,852,723

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	March 31, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,886,209	$—	$8,886,209	$—	$8,886,209
Real estate and other securities	8,987,572	(339,491)	8,648,081	—	8,648,081
Residential loans, held-for-investment, at fair value	766,784	—	766,784	—	766,784
Residential mortgage loans, held-for-sale (includes $2,743,809 at fair value)(A)	2,841,320	—	2,841,320	—	2,841,320
Single-family rental properties	968,987	—	968,987	—	968,987
Mortgage loans receivable, at fair value	1,946,422	—	1,946,422	(349,498)	1,596,924
Residential mortgage loans subject to repurchase	1,189,907	—	1,189,907	—	1,189,907
Cash and cash equivalents(A)	1,434,697	—	1,434,697	—	1,434,697
Restricted cash(A)	365,649	—	365,649	(11,154)	354,495
Servicer advances receivable	2,594,271	—	2,594,271	—	2,594,271
Other assets (includes $786,594 at fair value)(A)	1,836,833	—	1,836,833	1,433	1,838,266
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,419,465	2,419,465	359,219	2,778,684
Total Assets	$31,818,651	$2,079,974	$33,898,625	$—	$33,898,625

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$11,760,930	$—	$11,760,930	$—	$11,760,930
Secured notes and bonds payable (includes $286,653 at fair value)(A)	9,728,605	—	9,728,605	(311,413)	9,417,192
Residential mortgage loan repurchase liability	1,189,907	—	1,189,907	—	1,189,907
Unsecured notes, net of issuance costs	545,490	—	545,490	—	545,490
Payable for investments purchased	—	—	—	—	—
Due to affiliates	—	—	—	—	—
Dividends payable	131,941	—	131,941	—	131,941
Accrued expenses and other liabilities (includes $46,954 at fair value)(A)	1,507,235	—	1,507,235	(359)	1,506,876
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	2,079,974	2,079,974	311,772	2,391,746
Total Liabilities	24,864,108	2,079,974	26,944,082	—	26,944,082

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	—	1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,017,747 issued and outstanding	4,832	—	4,832	—	4,832
Additional paid-in capital	6,062,051	—	6,062,051	—	6,062,051
Retained earnings (accumulated deficit)	(470,562)	—	(470,562)	—	(470,562)
Accumulated other comprehensive income	40,631	—	40,631	—	40,631
Total Rithm Capital stockholders’ equity	6,894,206	—	6,894,206	—	6,894,206
Noncontrolling interests in equity of consolidated subsidiaries	60,337	—	60,337	—	60,337
Total Equity	6,954,543	—	6,954,543	—	6,954,543
Total Liabilities and Equity	$31,818,651	$2,079,974	$33,898,625	$—	$33,898,625
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended March 31, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,839	$(182)	$469,657	$—	$469,657
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691))	(142,304)	—	(142,304)	—	(142,304)
Servicing revenue, net	327,535	(182)	327,353	—	327,353
Interest income	346,614	(7,925)	338,689	(8,666)	330,023
Gain on originated residential mortgage loans, held-for-sale, net	109,268	—	109,268	—	109,268
Other revenues	58,144	—	58,144	—	58,144
	841,561	(8,107)	833,454	(8,666)	824,788
Expenses
Interest expense and warehouse line fees	309,068	—	309,068	(4,853)	304,215
General and administrative	167,155	324	167,479	—	167,479
Compensation and benefits	188,880	—	188,880	—	188,880
	665,103	324	665,427	(4,853)	660,574

Other Income (Loss)
Realized and unrealized gains (losses), net	(78,149)	8,431	(69,718)	3,813	(65,905)
Other income (loss), net	(25,166)	—	(25,166)	—	(25,166)
	(103,315)	8,431	(94,884)	3,813	(91,071)
Income (loss) before income taxes	73,143	—	73,143	—	73,143
Income tax expense (benefit)	(16,806)	—	(16,806)	—	(16,806)
Net Income (loss)	$89,949	$—	$89,949	$—	$89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	(1,300)	—	(1,300)	—	(1,300)
Dividends on preferred stock	22,395	—	22,395	—	22,395
Net income (loss) attributable to common stockholders	$68,854	$—	$68,854	$—	$68,854

Net Income (loss) per share of common stock
Basic	$0.14	$—	$0.14	$—	$0.14
Diluted	$0.14	$—	$0.14	$—	$0.14
Weighted average number of shares of common stock outstanding
Basic	478,167,178	—	478,167,178	—	478,167,178
Diluted	482,846,911	—	482,846,911	—	482,846,911

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Three Months Ended March 31, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Net income (loss)	$89,949	$—	$89,949	$—	$89,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	243,258	3,817	247,075	—	247,075
Change in fair value of equity investments	2,098	—	2,098	—	2,098
Change in fair value of secured notes and bonds payable	2,500	—	2,500	—	2,500
(Gain) loss on settlement of investments, net	(167,609)	—	(167,609)	—	(167,609)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(109,268)	—	(109,268)	—	(109,268)
(Gain) loss on transfer of loans to REO	(3,276)	—	(3,276)	—	(3,276)
Accretion and other amortization	(18,270)	5,504	(12,766)	—	(12,766)
Provision (reversal) for credit losses on securities, loans and REO	(2,803)	—	(2,803)	—	(2,803)
Non-cash portions of servicing revenue, net	149,730	—	149,730	—	149,730
Deferred tax provision	(16,822)	—	(16,822)	—	(16,822)
Mortgage loans originated and purchased for sale, net of fees	(7,531,856)	—	(7,531,856)	—	(7,531,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	8,227,517	—	8,227,517	(90,496)	8,137,021
Residential mortgage loan repayment proceeds of consolidated CFEs	—	57,854	57,854	—	57,854
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—	—	90,496	90,496
Interest received from servicer advance investments, loans and other	13,705	—	13,705	—	13,705
Changes in:
Servicer advances receivable, net	230,596	—	230,596	—	230,596
Other assets	50,472	—	50,472	—	50,472
Accrued expenses and other liabilities	21,346	—	21,346	—	21,346
Net cash provided by (used in) operating activities	1,181,267	67,175	1,248,442	—	1,248,442
Cash Flows From Investing Activities
Purchase of servicer advance investments	(232,446)	—	(232,446)	—	(232,446)
Purchase of RMBS	(2,883,278)	—	(2,883,278)	—	(2,883,278)
Purchase of residential mortgage loans	(1,269)	—	(1,269)	—	(1,269)
Purchase of SFR properties, MSRs and other assets	(4,607)	—	(4,607)	—	(4,607)
Draws on revolving consumer loans	(6,831)	—	(6,831)	—	(6,831)
Net settlement of derivatives	225,560	—	225,560	—	225,560
Return of investments in Excess MSRs	7,821	—	7,821	—	7,821
Principal repayments from servicer advance investments	240,331	—	240,331	—	240,331
Principal repayments from RMBS	155,002	(11,583)	143,419	—	143,419
Principal repayments from residential mortgage loans	8,272	—	8,272	—	8,272
Principal repayments from consumer loans	24,784	—	24,784	—	24,784
Proceeds from sale of MSRs and MSR financing receivables	1,357	—	1,357	—	1,357
Proceeds from sale of RMBS	1,869,053	—	1,869,053	—	1,869,053
Proceeds from sale of REO	5,678	—	5,678	—	5,678
Net cash provided by (used in) investing activities	(590,573)	(11,583)	(602,156)	—	(602,156)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Three Months Ended March 31, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(11,327,261)	—	(11,327,261)	—	(11,327,261)
Repayments of warehouse credit facilities	(8,473,149)	—	(8,473,149)	—	(8,473,149)
Net settlement of margin deposits under repurchase agreements and derivatives	(387,780)	—	(387,780)	—	(387,780)
Repayments of secured notes and bonds payable	(1,677,534)	—	(1,677,534)	—	(1,677,534)
Deferred financing fees	(2,103)	—	(2,103)	—	(2,103)
Dividends paid on common and preferred stock	(140,968)	—	(140,968)	—	(140,968)
Borrowings under secured financing agreements	12,240,027	—	12,240,027	—	12,240,027
Borrowings under warehouse credit facilities	8,062,420	—	8,062,420	—	8,062,420
Borrowings under secured notes and bonds payable	1,303,796	—	1,303,796	—	1,303,796
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(5,430)	—	(5,430)	—	(5,430)
Repayments of debt obligations of consolidated CFEs	—	(51,983)	(51,983)	—	(51,983)
Net cash provided by (used in) financing activities	(407,982)	(51,983)	(459,965)	—	(459,965)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	182,712	3,609	186,321	—	186,321

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,617,634	11,694	1,629,328	—	1,629,328

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,800,346	$15,303	$1,815,649	$—	$1,815,649
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	286,434	27,436	313,870	—	313,870
Cash paid during the period for income taxes	402	—	402	—	402
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,149	—	143,149	—	143,149
Transfer from residential mortgage loans to REO and other assets	6,025	—	6,025	—	6,025
Residential mortgage loans subject to repurchase	1,189,907	—	1,189,907	—	1,189,907
Cashless exercise of 2020 warrants (par)	93	—	93	—	93

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	June 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,688,556	$—	$8,688,556	$—	$8,688,556
Real estate and other securities (includes $8,722,018 at fair value)	9,701,000	(346,953)	9,354,047	—	9,354,047
Residential loans, held-for-investment, at fair value	400,206	—	400,206	—	400,206
Residential mortgage loans, held-for-sale (includes $3,008,722 at fair value)(A)	3,092,667	—	3,092,667	—	3,092,667
Consumer loans held-for-investment, at fair value(A)	1,602,571	—	1,602,571	—	1,602,571
Single-family rental properties	965,194	—	965,194	—	965,194
Mortgage loans receivable, at fair value	1,939,499	—	1,939,499	(347,327)	1,592,172
Residential mortgage loans subject to repurchase	1,296,097	—	1,296,097	—	1,296,097
Cash and cash equivalents(A)	1,369,025	—	1,369,025	—	1,369,025
Restricted cash(A)	319,765	—	319,765	(12,924)	306,841
Servicer advances receivable	2,447,918	—	2,447,918	—	2,447,918
Other assets (includes $816,546 at fair value)(A)	2,035,581	—	2,035,581	2,099	2,037,680
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,488,162	2,488,162	358,152	2,846,314
Total Assets	$33,858,079	$2,141,209	$35,999,288	$—	$35,999,288

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$12,757,428	$—	$12,757,428	$—	$12,757,428
Secured notes and bonds payable (includes $261,866 at fair value)(A)	10,315,006	—	10,315,006	(312,255)	10,002,751
Residential mortgage loan repurchase liability	1,296,097	—	1,296,097	—	1,296,097
Unsecured notes, net of issuance costs	545,930	—	545,930	—	545,930
Dividends payable	134,188	—	134,188	—	134,188
Accrued expenses and other liabilities (includes $9,372 at fair value)(A)	1,614,746	—	1,614,746	(338)	1,614,408
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	2,141,209	2,141,209	312,593	2,453,802
Total Liabilities	26,663,395	2,141,209	28,804,604	—	28,804,604

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104,000 aggregate liquidation preference	1,257,254	—	1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,320,606 issued and outstanding	4,834	—	4,834	—	4,834
Additional paid-in capital	6,068,613	—	6,068,613	—	6,068,613
Retained earnings (accumulated deficit)	(236,222)	—	(236,222)	—	(236,222)
Accumulated other comprehensive income	39,954	—	39,954	—	39,954
Total Rithm Capital stockholders’ equity	7,134,433	—	7,134,433	—	7,134,433
Noncontrolling interests in equity of consolidated subsidiaries	60,251	—	60,251	—	60,251
Total Equity	7,194,684	—	7,194,684	—	7,194,684
Total Liabilities and Equity	$33,858,079	$2,141,209	$35,999,288	$—	$35,999,288
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended June 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$465,562	$(215)	$465,347	$—	$465,347
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,410))	22,032	—	22,032	—	22,032
Servicing revenue, net	487,594	(215)	487,379	—	487,379
Interest income	398,786	(4,398)	394,388	(9,221)	385,167
Gain on originated residential mortgage loans, held-for-sale, net	151,822	26,762	178,584	—	178,584
Other revenues	59,209	—	59,209	—	59,209
	1,097,411	22,149	1,119,560	(9,221)	1,110,339
Expenses
Interest expense and warehouse line fees	329,158	—	329,158	(4,923)	324,235
General and administrative	181,508	410	181,918	—	181,918
Compensation and benefits	189,606	—	189,606	—	189,606
	700,272	410	700,682	(4,923)	695,759

Other Income (Loss)
Realized and unrealized gains (losses), net	93,974	(21,739)	72,235	4,298	76,533
Other income (loss), net	(47,898)	—	(47,898)	—	(47,898)
	46,076	(21,739)	24,337	4,298	28,635
Income (loss) before income taxes	443,215	—	443,215	—	443,215
Income tax expense (benefit)	56,530	—	56,530	—	56,530
Net Income (loss)	$386,685	$—	$386,685	$—	$386,685
Noncontrolling interests in income (loss) of consolidated subsidiaries	6,889	—	6,889	—	6,889
Dividends on preferred stock	22,395	—	22,395	—	22,395
Net income (loss) attributable to common stockholders	$357,401	$—	$357,401	$—	$357,401

Net Income (loss) per share of common stock
Basic	$0.74	$—	$0.74	$—	$0.74
Diluted	$0.74	$—	$0.74	$—	$0.74
Weighted average number of shares of common stock outstanding
Basic	483,091,792	—	483,091,792	—	483,091,792
Diluted	483,376,961	—	483,376,961	—	483,376,961

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Six Months Ended June 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$935,401	$(397)	$935,004	$—	$935,004
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(245,101))	(120,272)	—	(120,272)	—	(120,272)
Servicing revenue, net	815,129	(397)	814,732	—	814,732
Interest income	745,400	(12,323)	733,077	(17,887)	715,190
Gain on originated residential mortgage loans, held-for-sale, net	261,090	26,762	287,852	—	287,852
Other revenues	117,353	—	117,353	—	117,353
	1,938,972	14,042	1,953,014	(17,887)	1,935,127
Expenses
Interest expense and warehouse line fees	638,226	—	638,226	(9,776)	628,450
General and administrative	348,663	734	349,397	—	349,397
Compensation and benefits	378,486	—	378,486	—	378,486
	1,365,375	734	1,366,109	(9,776)	1,356,333

Other Income (Loss)
Realized and unrealized gains (losses), net	15,825	(13,308)	2,517	8,111	10,628
Other income (loss), net	(73,064)	—	(73,064)	—	(73,064)
	(57,239)	(13,308)	(70,547)	8,111	(62,436)
Income (loss) before income taxes	516,358	—	516,358	—	516,358
Income tax expense (benefit)	39,724	—	39,724	—	39,724
Net Income (loss)	$476,634	$—	$476,634	$—	$476,634
Noncontrolling interests in income (loss) of consolidated subsidiaries	5,589	—	5,589	—	5,589
Dividends on preferred stock	44,790	—	44,790	—	44,790
Net income (loss) attributable to common stockholders	$426,255	$—	$426,255	$—	$426,255

Net Income (loss) per share of common stock
Basic	$0.89	$—	$0.89	$—	$0.89
Diluted	$0.88	$—	$0.88	$—	$0.88
Weighted average number of shares of common stock outstanding
Basic	480,642,680	—	480,642,680	—	480,642,680
Diluted	483,113,400	—	483,113,400	—	483,113,400

Dividends declared per share of common stock	$0.50	$—	$0.50	$—	$0.50

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Six Months Ended June 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Operating Activities
Net income (loss)	$476,634	$—	$476,634	$—	476,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	269,530	38,103	307,633	—	307,633
Change in fair value of equity investments	27,630	—	27,630	—	27,630
Change in fair value of secured notes and bonds payable	(2,049)	—	(2,049)	—	(2,049)
(Gain) loss on settlement of investments, net	(283,306)	—	(283,306)	—	(283,306)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(261,090)	(26,762)	(287,852)	—	(287,852)
(Gain) loss on transfer of loans to real estate owned ("REO")	(7,472)	—	(7,472)	—	(7,472)
Accretion and other amortization	(37,711)	7,819	(29,892)	—	(29,892)
Provision (reversal) for credit losses on securities, loans and REO	3,009	—	3,009	—	3,009
Non-cash portions of servicing revenue, net	120,272	—	120,272	—	120,272
Deferred tax provision	39,626	—	39,626	—	39,626
Mortgage loans originated and purchased for sale, net of fees	(18,109,588)	—	(18,109,588)	—	(18,109,588)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	18,491,330	(150,586)	18,340,744	(166,550)	18,174,194
Residential mortgage loan repayment proceeds of consolidated CFEs	—	130,704	130,704	—	130,704
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—	—	166,550	166,550
Interest received from servicer advance investments, loans and other	27,874	—	27,874	—	27,874
Changes in:
Servicer advances receivable, net	377,567	—	377,567	—	377,567
Other assets	16,191	—	16,191	—	16,191
Accrued expenses and other liabilities	83,799	—	83,799	—	83,799
Net cash provided by (used in) operating activities	1,232,246	(722)	1,231,524	—	1,231,524
Cash Flows From Investing Activities
Purchase of US Treasury Bills	(973,795)	—	(973,795)	—	(973,795)
Purchase of servicer advance investments	(445,470)	—	(445,470)	—	(445,470)
Purchase of RMBS	(2,898,237)	—	(2,898,237)	—	(2,898,237)
Purchase of residential mortgage loans	(1,269)	—	(1,269)	—	(1,269)
Purchase of SFR properties, MSRs and other assets	(11,975)	—	(11,975)	—	(11,975)
Draws on revolving consumer loans	(13,493)	—	(13,493)	—	(13,493)
Net settlement of derivatives and hedges	291,174	—	291,174	—	291,174
Return of investments in Excess MSRs	16,489	—	16,489	—	16,489
Principal repayments from servicer advance investments	464,921	—	464,921	—	464,921
Principal repayments from RMBS	331,176	(25,289)	305,887	—	305,887
Principal repayments from residential mortgage loans	21,364	—	21,364	—	21,364
Principal repayments from consumer loans	86,164	—	86,164	—	86,164
Proceeds from sale of MSRs and MSR financing receivables	424,034	—	424,034	—	424,034
Proceeds from sale of RMBS	1,869,053	—	1,869,053	—	1,869,053
Proceeds from sale of REO	13,175	—	13,175	—	13,175
Net cash provided by (used in) investing activities	(826,689)	(25,289)	(851,978)	—	(851,978)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Six Months Ended June 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(24,321,697)	—	(24,321,697)	—	(24,321,697)
Repayments of warehouse credit facilities	(18,980,639)	—	(18,980,639)	—	(18,980,639)
Repayment of unsecured senior notes	—	—	—	—	—
Net settlement of margin deposits under repurchase agreements and derivatives	(411,796)	—	(411,796)	—	(411,796)
Repayments of secured notes and bonds payable	(3,538,076)	—	(3,538,076)	—	(3,538,076)
Deferred financing fees	(11,740)	—	(11,740)	—	(11,740)
Dividends paid on common and preferred stock	(284,262)	—	(284,262)	—	(284,262)
Borrowings under secured financing agreements	26,093,901	—	26,093,901	—	26,093,901
Borrowings under warehouse credit facilities	18,706,720	—	18,706,720	—	18,706,720
Borrowings under secured notes and bonds payable	2,425,593	—	2,425,593	—	2,425,593
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(12,405)	—	(12,405)	—	(12,405)
Proceeds from issuance of debt obligations of consolidated CFEs	—	150,586	150,586	—	150,586
Repayments of debt obligations of consolidated CFEs	—	(127,404)	(127,404)	—	(127,404)
Net cash provided by (used in) financing activities	(334,401)	23,182	(311,219)	—	(311,219)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	71,156	(2,829)	68,327	—	68,327

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,617,634	11,694	1,629,328	—	1,629,328

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,688,790	$8,865	$1,697,655	$—	$1,697,655

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	624,519	55,811	680,330	—	680,330
Cash paid during the period for income taxes	1,798	—	1,798	—	1,798
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,225	—	143,225	—	143,225
Transfer from residential mortgage loans to REO and other assets	14,662	—	14,662	—	14,662
Real estate securities retained from loan securitizations	15,241	(15,241)	—	—	—
Residential mortgage loans subject to repurchase	1,296,097	—	1,296,097	—	1,296,097
Cashless exercise of 2020 warrants (par)	93	—	93	—	93
Seller financing in Marcus loan acquisition	1,317,347	—	1,317,347	—	1,317,347

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Balance Sheet:
	September 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,694,868	$—	$8,694,868	$—	$8,694,868
Real estate and other securities (includes $9,201,474 at fair value)	10,193,596	(314,885)	9,878,711	—	9,878,711
Residential loans, held-for-investment, at fair value	370,957	—	370,957	—	370,957
Residential mortgage loans, held-for-sale (includes $2,740,599 at fair value)(A)	2,819,282	—	2,819,282	—	2,819,282
Consumer loans held-for-investment, at fair value(A)	1,436,080	—	1,436,080	—	1,436,080
Single-family rental properties	991,948	—	991,948	—	991,948
Mortgage loans receivable, at fair value	2,135,424	—	2,135,424	(348,061)	1,787,363
Residential mortgage loans subject to repurchase	1,443,546	—	1,443,546	—	1,443,546
Cash and cash equivalents(A)	1,217,283	—	1,217,283	—	1,217,283
Restricted cash(A)	368,447	—	368,447	(12,859)	355,588
Servicer advances receivable	2,434,266	—	2,434,266	—	2,434,266
Receivable for investments sold	219,963	—	219,963	—	219,963
Other assets (includes $817,162 at fair value)(A)	2,419,868	—	2,419,868	2,782	2,422,650
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	2,360,422	2,360,422	358,138	2,718,560
Total Assets	$34,745,528	$2,045,537	$36,791,065	$—	$36,791,065

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,605,380	$—	$13,605,380	$—	$13,605,380
Secured notes and bonds payable (includes $245,695 at fair value)(A)	9,964,855	—	9,964,855	(307,228)	9,657,627
Residential mortgage loan repurchase liability	1,443,546	—	1,443,546	—	1,443,546
Unsecured notes, net of issuance costs	546,374	—	546,374	—	546,374
Dividends payable	135,095	—	135,095	—	135,095
Accrued expenses and other liabilities (includes $9,639 at fair value)(A)	1,782,315	—	1,782,315	(318)	1,781,997
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	—	2,045,537	2,045,537	307,546	2,353,083
Total Liabilities	27,477,565	2,045,537	29,523,102	—	29,523,102

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	—	1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,214,061 issued and outstanding	4,833	—	4,833	—	4,833
Additional paid-in capital	6,070,970	—	6,070,970	—	6,070,970
Retained earnings (accumulated deficit)	(164,010)	—	(164,010)	—	(164,010)
Accumulated other comprehensive income	39,009	—	39,009	—	39,009
Total Rithm Capital stockholders’ equity	7,208,056	—	7,208,056	—	7,208,056
Noncontrolling interests in equity of consolidated subsidiaries	59,907	—	59,907	—	59,907
Total Equity	7,267,963	—	7,267,963	—	7,267,963
Total Liabilities and Equity	$34,745,528	$2,045,537	$36,791,065	$—	$36,791,065
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended September 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$442,644	$(219)	$442,425	$—	$442,425
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(138,993))	20,934	—	20,934	—	20,934
Servicing revenue, net	463,578	(219)	463,359	—	463,359
Interest income	476,607	(4,785)	471,822	(9,325)	462,497
Gain on originated residential mortgage loans, held-for-sale, net	149,230	—	149,230	—	149,230
Other revenues	60,319	—	60,319	—	60,319
	1,149,734	(5,004)	1,144,730	(9,325)	1,135,405
Expenses
Interest expense and warehouse line fees	382,554	—	382,554	(5,026)	377,528
General and administrative	190,475	216	190,691	—	190,691
Compensation and benefits	186,149	—	186,149	—	186,149
	759,178	216	759,394	(5,026)	754,368

Other Income (Loss)
Realized and unrealized gains (losses), net	(123,668)	5,220	(118,448)	4,299	(114,149)
Other income (loss), net	6,888	—	6,888	—	6,888
	(116,780)	5,220	(111,560)	4,299	(107,261)
Income (loss) before income taxes	273,776	—	273,776	—	273,776
Income tax expense (benefit)	52,585	—	52,585	—	52,585
Net Income (loss)	$221,191	$—	$221,191	$—	$221,191
Noncontrolling interests in income (loss) of consolidated subsidiaries	4,848	—	4,848	—	4,848
Dividends on preferred stock	22,394	—	22,394	—	22,394
Net income (loss) attributable to common stockholders	$193,949	$—	$193,949	$—	$193,949

Net Income (loss) per share of common stock
Basic	$0.40	$—	$0.40	$—	$0.40
Diluted	$0.40	$—	$0.40	$—	$0.40
Weighted average number of shares of common stock outstanding
Basic	483,214,061	—	483,214,061	—	483,214,061
Diluted	484,350,288	—	484,350,288	—	484,350,288

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Nine Months Ended September 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,378,045	$(616)	$1,377,429	$—	$1,377,429
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(384,094))	(99,338)	—	(99,338)	—	(99,338)
Servicing revenue, net	1,278,707	(616)	1,278,091	—	1,278,091
Interest income	1,222,007	(17,107)	1,204,900	(27,212)	1,177,688
Gain on originated residential mortgage loans, held-for-sale, net	410,320	26,762	437,082	—	437,082
Other revenues	177,672	—	177,672	—	177,672
	3,088,706	9,039	3,097,745	(27,212)	3,070,533
Expenses
Interest expense and warehouse line fees	1,020,780	—	1,020,780	(14,802)	1,005,978
General and administrative	539,138	950	540,088	—	540,088
Compensation and benefits	564,635	—	564,635	—	564,635
	2,124,553	950	2,125,503	(14,802)	2,110,701

Other Income (Loss)
Realized and unrealized gains (losses), net	(107,843)	(8,089)	(115,932)	12,410	(103,522)
Other income (loss), net	(66,176)	—	(66,176)	—	(66,176)
	(174,019)	(8,089)	(182,108)	12,410	(169,698)
Income (loss) before income taxes	790,134	—	790,134	—	790,134
Income tax expense (benefit)	92,309	—	92,309	—	92,309
Net Income (loss)	$697,825	$—	$697,825	$—	$697,825
Noncontrolling interests in income (loss) of consolidated subsidiaries	10,437	—	10,437	—	10,437
Dividends on preferred stock	67,184	—	67,184	—	67,184
Net income (loss) attributable to common stockholders	$620,204	$—	$620,204	$—	$620,204

Net Income (loss) per share of common stock
Basic	$1.29	$—	$1.29	$—	$1.29
Diluted	$1.28	$—	$1.28	$—	$1.28
Weighted average number of shares of common stock outstanding
Basic	481,503,762	—	481,503,762	—	481,503,762
Diluted	483,530,227	—	483,530,227	—	483,530,227

Dividends declared per share of common stock	$0.75	$—	$0.75	$—	$0.75

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows:
	Nine Months Ended September 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Operating Activities
Net income (loss)	$697,825	$—	$697,825	$—	$697,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	516,114	43,903	560,017	—	560,017
Change in fair value of equity investments	27,509	—	27,509	—	27,509
Change in fair value of secured notes and bonds payable	(5,890)	—	(5,890)	—	(5,890)
(Gain) loss on settlement of investments, net	(402,449)	—	(402,449)	—	(402,449)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(410,320)	(26,762)	(437,082)	—	(437,082)
(Gain) loss on transfer of loans to real estate owned ("REO")	(10,120)	—	(10,120)	—	(10,120)
Accretion and other amortization	(85,063)	10,333	(74,730)	—	(74,730)
Provision (reversal) for credit losses on securities, loans and REO	6,455	—	6,455	—	6,455
Non-cash portions of servicing revenue, net	158,344	—	158,344	—	158,344
Deferred tax provision	86,324	—	86,324	—	86,324
Mortgage loans originated and purchased for sale, net of fees	(30,003,362)	—	(30,003,362)	—	(30,003,362)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	30,494,925	(150,586)	30,344,339	(255,798)	30,088,541
Residential mortgage loan repayment proceeds of consolidated CFEs	—	196,166	196,166	—	196,166
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	—	—	255,798	255,798
Interest received from servicer advance investments, loans and other	42,932	—	42,932	—	42,932
Changes in:
Servicer advances receivable, net	339,610	—	339,610	—	339,610
Other assets	15,312	—	15,312	—	15,312
Accrued expenses and other liabilities	199,341	—	199,341	—	199,341
Net cash provided by (used in) operating activities	1,667,487	73,054	1,740,541	—	1,740,541
Cash Flows From Investing Activities
Purchase of US Treasury Bills	(973,795)	—	(973,795)	—	(973,795)
Purchase of servicer advance investments	(644,594)	—	(644,594)	—	(644,594)
Purchase of RMBS	(4,094,458)	—	(4,094,458)	—	(4,094,458)
Purchase of residential mortgage loans	(1,269)	—	(1,269)	—	(1,269)
Purchase of SFR properties, MSRs and other assets	(72,503)	—	(72,503)	—	(72,503)
Purchase of mortgage loan receivable	(146,631)	—	(146,631)	—	(146,631)
Draws on revolving consumer loans	(20,675)	—	(20,675)	—	(20,675)
Net settlement of derivatives and hedges	390,415	—	390,415	—	390,415
Return of investments in Excess MSRs	23,066	—	23,066	—	23,066
Principal repayments from servicer advance investments	675,261	—	675,261	—	675,261
Principal repayments from RMBS	514,553	(37,073)	477,480	—	477,480
Principal repayments from residential mortgage loans	35,064	—	35,064	—	35,064
Principal repayments from consumer loans	267,820	—	267,820	—	267,820
Proceeds from sale of MSRs and MSR financing receivables	705,300	—	705,300	—	705,300
Proceeds from sale of RMBS	1,868,702	—	1,868,702	—	1,868,702
Proceeds from sale of REO	19,806	—	19,806	—	19,806
Net cash provided by (used in) investing activities	(1,453,938)	(37,073)	(1,491,011)	—	(1,491,011)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Cash Flows (continued):
	Nine Months Ended September 30, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Cash Flows From Financing Activities
Repayments of secured financing agreements	(31,733,802)	—	(31,733,802)	—	(31,733,802)
Repayments of warehouse credit facilities	(31,076,021)	—	(31,076,021)	—	(31,076,021)
Net settlement of margin deposits under repurchase agreements and derivatives	(676,511)	—	(676,511)	—	(676,511)
Repayments of secured notes and bonds payable	(5,024,509)	—	(5,024,509)	—	(5,024,509)
Deferred financing fees	(7,084)	—	(7,084)	—	(7,084)
Dividends paid on common and preferred stock	(427,583)	—	(427,583)	—	(427,583)
Borrowings under secured financing agreements	34,530,433	—	34,530,433	—	34,530,433
Borrowings under warehouse credit facilities	30,625,465	—	30,625,465	—	30,625,465
Borrowings under secured notes and bonds payable	3,561,756	—	3,561,756	—	3,561,756
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(17,597)	—	(17,597)	—	(17,597)
Proceeds from issuance of debt obligations of consolidated CFEs	—	150,586	150,586	—	150,586
Repayments of debt obligations of consolidated CFEs	—	(190,881)	(190,881)	—	(190,881)
Net cash provided by (used in) financing activities	(245,453)	(40,295)	(285,748)	—	(285,748)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(31,904)	(4,314)	(36,218)	—	(36,218)

Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	1,617,634	11,694	1,629,328	—	1,629,328

Cash, Cash Equivalents, and Restricted Cash, End of Period	$1,585,730	$7,380	$1,593,110	$—	$1,593,110

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	893,204	82,668	975,872	—	975,872
Cash paid during the period for income taxes	1,798	—	1,798	—	1,798
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	—	143,199	—	143,199
Transfer from residential mortgage loans to REO and other assets	21,135	—	21,135	—	21,135
Real estate securities retained from loan securitizations	15,241	(15,241)	—	—	—
Residential mortgage loans subject to repurchase	1,443,546	—	1,443,546	—	1,443,546
Cashless exercise of 2020 warrants (par)	93	—	93	—	93
Seller financing in Marcus loan acquisition	1,317,347	—	1,317,347	—	1,317,347

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations:
	Three Months Ended December 31, 2023
	As Reported	Error Adjustments	Subtotal	Reclassifications	As Restated
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$482,210	$(282)	$481,928	$—	$481,928
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(134,884))	(466,346)	—	(466,346)	—	(466,346)
Servicing revenue, net	15,864	(282)	15,582	—	15,582
Interest income	454,317	(6,875)	447,442	(8,941)	438,501
Gain on originated residential mortgage loans, held-for-sale, net	98,114	(1,719)	96,395	—	96,395
Other revenues	58,495	—	58,495	—	58,495
Asset management revenues	82,681	—	82,681	—	82,681
	709,471	(8,876)	700,595	(8,941)	691,654

Expenses
Interest expense and warehouse line fees	400,474	—	400,474	(5,125)	395,349
General and administrative	191,614	766	192,380	—	192,380
Compensation and benefits	222,457	—	222,457	—	222,457
	814,545	766	815,311	(5,125)	810,186

Other Income (Loss)
Realized and unrealized gains (losses), net	70,607	9,642	80,249	3,816	84,065
Other income (loss), net	(2,834)	—	(2,834)	—	(2,834)
	67,773	9,642	77,415	3,816	81,231
Income (loss) before income taxes	(37,301)	—	(37,301)	—	(37,301)
Income tax expense (benefit)	29,850	—	29,850	—	29,850
Net Income (loss)	$(67,151)	$—	$(67,151)	$—	$(67,151)
Noncontrolling interests in income (loss) of consolidated subsidiaries	(2,020)	—	(2,020)	—	(2,020)
Dividends on preferred stock	22,395	—	22,395	—	22,395
Net income (loss) attributable to common stockholders	$(87,526)	$—	$(87,526)	$—	$(87,526)

Net Income (loss) per share of common stock
Basic	$(0.18)	$—	$(0.18)	$—	$(0.18)
Diluted	$(0.18)	$—	$(0.18)	$—	$(0.18)
Weighted average number of shares of common stock outstanding
Basic	483,214,458	—	483,214,458	—	483,214,458
Diluted	484,270,098	—	484,270,098	—	484,270,098

Dividends declared per share of common stock	$0.25	$—	$0.25	$—	$0.25

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)
29. SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, previously evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023 and 2022. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2023 and 2022, the Company’s disclosure controls and procedures were effective. Subsequently, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in the Company’s internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2023 and 2022.

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

Management previously assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting as of December 31, 2023 excluded the internal control activities of Sculptor, which the Company acquired on November 17, 2023, as discussed in Note 4. Business Acquisitions of the Notes to the Consolidated Financial Statements. The Company has included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. The Company noted that prior to the acquisition, Sculptor was a public company subject to an evaluation of internal control over financial reporting and therefore already had a controlled process in place. Further, as part of the acquisition, Sculptor adjusted balance sheet-related items to fair value, which were then included in the Company’s assessment of the balance sheet as of November 17, 2023. The Company noted no significant changes between the acquisition date of November 17, 2023 and year end. Total revenue and net income subject to Sculptor’s internal control over financial reporting are not material given the short period of time between the acquisition date and year end. Total assets and net assets subject to Sculptor’s internal control over financial reporting represented approximately 4.3% and 9.5% of the Company’s consolidated total assets and net assets, respectively, as December 31, 2023, after taking into account the adjustments to the Affected Financial Statements.

Based on that evaluation, in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2023 and 2022, included in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022, respectively, management previously concluded that, as of December 31, 2023 and 2022, the Company’s internal control over financial reporting was effective.

Subsequent to that evaluation, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that, due to the material weakness identified below, the Company’s internal control over financial reporting was not effective as of December 31, 2023 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is related to the accounting treatment over consolidation of private label mortgage securitization trusts classified as variable interest entities (“VIEs”). Specifically, we identified a deficiency in the design of the Company’s controls relating to the review of the consolidation accounting conclusions for private label mortgage securitization trusts. As a result, certain private label mortgage securitization trusts were incorrectly accounted for as unconsolidated VIEs rather than consolidated VIEs, and the Company restated its consolidated financial statements to reflect the correction of this error in this Form 10-K/A. The conclusion is based on the determination that the Company should be treated as the primary beneficiary of certain VIEs, a determination that can sometimes involve complex and subjective analyses. The adjustments to the Affected Financial Statements result in the consolidation of the Trusts.

This material weakness impacts our consolidated balance sheets, our consolidated statements of operations and our consolidated statements of cash flows for the Affected Periods. See “Explanatory Note” and Note 3 to the Consolidated Financial Statements for details regarding the restated financial information presented in this Amendment.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. “Consolidated Financial Statements.”

Remediation Plan and Status

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate. As of the date of this Form 10-K/A, the material weakness described above has not yet been remediated.

To remediate the material weakness in the Company’s internal control over financial reporting, beginning in the second quarter of 2024, management initiated a plan to implement certain changes to the Company’s internal controls for reviewing key accounting considerations on private label securitization transactions and significant changes thereto. These enhancements include:

•involvement of external subject matter experts to advise management where necessary or where management determines the application of accounting considerations are particularly complex;
•quarterly formal review of existing transactions by a cross functional team (including accounting, legal and business) to identify changes to existing transactions that could impact previous accounting conclusions;
•enhancement of documentation and review surrounding significant accounting judgments and key criteria supporting management’s conclusions.

The Company will evaluate the operation of these internal controls to determine whether they are operating effectively in order to remediate the material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2024 annual meeting of stockholders which was filed with the SEC pursuant to Regulation 14A on April 11, 2024 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

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
(b) Exhibits filed with this Form 10-K/A:

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

10.20	Call Rights Letter Agreement, dated as of March 31, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Fortress Credit Opportunities V Advisors LLC (incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020)

10.21#	Senior Secured Term Loan Facility Agreement, dated as of May 19, 2020, among Rithm Capital Corp. (formerly New Residential Investment Corp.), as Parent and the Borrower, and Certain Subsidiaries of Rithm Capital Corp., as Subsidiary Guarantors, the Lenders Party thereto and Cortland Capital Market Services LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.22	Pledge and Security Agreement, dated as of May 19, 2020, among each of the Pledgors Party thereto and Cortland Capital Market Services LLC, as Collateral Agent (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.23	Registration Rights Agreement, dated May 19, 2020, by and among Rithm Capital Corp. (formerly New Residential Investment Corp.) and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.24+	Employment Agreement, dated as of June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Michael Nierenberg

10.25+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr.

10.26+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Philip Sivin

10.27†	Transaction Support Agreement, dated as of October 26, 2023, by and among Rithm Capital Corp., Daniel S. Och, Harold Kelly, Jr., Richard Lyon, James O’Connor, Zoltan Varga and the other stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2023)

21.1	List of Subsidiaries of Rithm Capital Corp.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Rithm Capital Corp. Clawback Policy

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer (Principal Financial Officer)

August 12, 2024