Form 10-Q/A
period 2024-03-31
Rithm Capital Corp.
filed 2024-08-12
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital,” “the Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2024 (the “Original Form 10-Q”).

In filing this Amendment, we are restating our previously issued unaudited consolidated financial statements for the quarter ended March 31, 2024 (the “Affected Period”) to account for the consolidation of certain private label mortgage securitization trusts and other immaterial adjustments as further described in this Amendment. The previously issued financial statements for the Affected Period should no longer be relied upon. In addition, we have filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023 with the SEC on August 12, 2024 (such amendment, the “Amended 2023 Form 10-K/A”, and together with this Amendment, the “Amended Reports”). All material restatement information is included in the Amended Reports, and we do not intend to separately amend other filings that we have previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the period described above in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Period.

Restatement of Unaudited Consolidated Financial Statements

This Amendment includes unaudited restated consolidated financial information for the Affected Period. See Note 3 to the Consolidated Financial Statements in this Amendment for additional information.

Internal Control Considerations

In connection with the restatement, management re-evaluated the effectiveness of our internal control over financial reporting and identified a material weakness in our internal control over financial reporting as of December 31, 2023 and 2022, as described in Part II, Item 9A. “Controls and Procedures” of the Amended 2023 Form 10-K/A. The material weakness remained as of March 31, 2024. As further described in Part I, Item 4. “Controls and Procedures” of this Amendment, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to such material weakness. See Part I, Item 4. “Controls and Procedures” for further information.

The adjustments that are recorded in the restated unaudited financial statements did not result from any override of controls or misconduct. We expect that the material weakness will be remediated by the end of the year.

Items Amended in This Filing

This Amendment amends and restates the following items of the Original Form 10-Q:

•Cautionary Statement Regarding Forward-Looking Statements
•Part I - Item 1. Financial Statements (Unaudited)
•Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4. Controls and Procedures
•Part II - Item 6. Exhibits

This Amendment does not amend, update or change any other items or disclosures in the Original Form 10-Q, which continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q, except as otherwise disclosed in this Amendment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Amended 2023 Form 10-K/A. These risks include, among others:

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

We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors” in our Amended 2023 Form 10-K/A. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2024 (As Restated) (Unaudited)	December 31, 2023 (As Restated)
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,706,723	$8,405,938
Real estate and other securities (includes $14,832,401 and $9,337,159 at fair value, respectively)	14,857,286	9,361,712
Residential mortgage loans, held-for-investment, at fair value	365,398	379,044
Residential mortgage loans, held-for-sale (includes $3,691,700 and $2,461,865 at fair value, respectively)(A)	3,766,115	2,540,742
Consumer loans, held-for-investment, at fair value(A)	1,103,799	1,274,005
Single-family rental properties	1,007,172	1,001,928
Mortgage loans receivable, at fair value	2,042,913	1,879,319
Residential mortgage loans subject to repurchase	1,845,889	1,782,998
Cash and cash equivalents(A)	1,136,437	1,287,199
Restricted cash(A)	382,939	378,048
Servicer advances receivable	2,586,409	2,760,250
Reverse repurchase agreements	3,040,756	1,769,601
Other assets (includes $1,124,961 and $1,167,563 at fair value, respectively)(A)	3,111,686	3,144,823
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	3,982,059	3,751,477
Total Assets	$47,935,581	$39,717,084
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$18,271,046	$12,561,283
Secured notes and bonds payable (includes $221,922 and $235,770 at fair value, respectively)(A)	9,721,313	10,360,188
Residential mortgage loan repurchase liability	1,845,889	1,782,998
Unsecured notes, net of issuance costs	1,205,411	719,004
Treasury securities payable	2,992,477	1,827,281
Payable for investments purchased	1,271,542	—
Dividends payable	135,695	135,897
Accrued expenses and other liabilities (includes $33,586 and $51,765 at fair value, respectively)(A)	1,884,527	2,065,761
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	3,364,309	3,163,634
Total Liabilities	40,692,209	32,616,046
Commitments and Contingencies (Note 23)
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,477,713 and 483,226,239 issued and outstanding, respectively	4,836	4,833
Additional paid-in capital	6,075,080	6,074,322
Retained earnings (accumulated deficit)	(232,119)	(373,141)
Accumulated other comprehensive income	44,501	43,674
Total Rithm Capital stockholders’ equity	7,149,552	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries	93,820	94,096
Total Equity	7,243,372	7,101,038
Total Liabilities and Equity	$47,935,581	$39,717,084
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of March 31, 2024 and December 31, 2023, total assets of such consolidated VIEs were $5.8 billion and $5.6 billion, respectively, and total liabilities of such consolidated VIEs were $4.9 billion and $4.7 billion, respectively. See Note 21 for further details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,891	$469,657
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839) and $(105,691), respectively)	84,175	(142,304)
Servicing revenue, net	554,066	327,353
Interest income	429,886	330,023
Gain on originated residential mortgage loans, held-for-sale, net	142,458	109,268
Other revenues	58,348	58,144
	1,184,758	824,788
Asset Management
Asset management revenues	75,860	—
	1,260,618	824,788

Expenses
Interest expense and warehouse line fees	409,827	304,215
General and administrative	197,194	167,479
Compensation and benefits	235,778	188,880
	842,799	660,574

Other Income (Loss)
Realized and unrealized gains (losses), net	(44,846)	(65,905)
Other income (loss), net	7,926	(25,166)
	(36,920)	(91,071)
Income (loss) before income taxes	380,899	73,143
Income tax expense (benefit)	93,412	(16,806)
Net Income (loss)	$287,487	$89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,452	(1,300)
Dividends on preferred stock	22,395	22,395
Net income (loss) attributable to common stockholders	$261,640	$68,854

Net Income (loss) per share of common stock
Basic	$0.54	$0.14
Diluted	$0.54	$0.14
Weighted average number of shares of common stock outstanding
Basic	483,336,777	478,167,178
Diluted	485,931,501	482,846,911

Dividends declared per share of common stock	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$287,487	$89,949
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,603	2,980
Cumulative translation adjustment, net	(870)	—
Deferred taxes	94	—
Comprehensive income (loss)	288,314	92,929
Comprehensive income (loss) attributable to noncontrolling interests	3,452	(1,300)
Dividends on preferred stock	22,395	22,395
Comprehensive income (loss) attributable to common stockholders	$262,467	$71,834

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,869)	—	(120,869)	—	(120,869)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital contributions	—	—	—	—	—	—	—	—	2,138	2,138
Capital distributions	—	—	—	—	—	—	—	—	(5,866)	(5,866)
Director share grants and employee non-cash stock-based compensation	—	—	251,474	3	758	251	—	1,012	—	1,012
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	284,035	—	284,035	3,452	287,487
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	1,603	1,603	—	1,603
Cumulative translation adjustment, net	—	—	—	—	—	—	(870)	(870)	—	(870)
Deferred taxes	—	—	—	—	—	—	94	94	—	94
Total comprehensive income (loss)								284,862	3,452	288,314
Balance at March 31, 2024	51,964,122	$1,257,254	483,477,713	$4,836	$6,075,080	$(232,119)	$44,501	$7,149,552	$93,820	$7,243,372

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	7,010,068
Dividends declared on common stock, $0.25 per share	—	—	—	—	—	(120,754)	—	(120,754)	—	(120,754)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(5,430)	(5,430)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and employee non-cash stock-based compensation	—	—	15,300	—	125	—	—	125	—	125
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	91,249	—	91,249	(1,300)	89,949
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	2,980	2,980	—	2,980
Total comprehensive income (loss)								94,229	(1,300)	92,929
Balance at March 31, 2023	51,964,122	$1,257,254	483,017,747	$4,832	$6,062,051	$(470,562)	$40,631	$6,894,206	$60,337	$6,954,543

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Cash Flows From Operating Activities
Net income (loss)	$287,487	$89,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	341,219	247,075
Change in fair value of equity investments	(6,012)	2,098
Change in fair value of secured notes and bonds payable	4,605	2,500
(Gain) loss on settlement of investments, net	(274,709)	(167,609)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(142,457)	(109,268)
(Gain) loss on transfer of loans to real estate owned ("REO")	(2,166)	(3,276)
Accretion and other amortization	(21,224)	(12,766)
Provision (reversal) for credit losses on securities, loans and REO	462	(2,803)
Non-cash portions of servicing revenue, net	(76,376)	149,730
Deferred tax provision	90,628	(16,822)
Mortgage loans originated and purchased for sale, net of fees	(11,439,065)	(7,531,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	9,856,746	8,137,021
Residential mortgage loan repayment proceeds of consolidated CFEs	80,822	57,854
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	90,496
Interest received from servicer advance investments, loans and other	13,488	13,705
Purchase of investments of consolidated CFEs	(9,811)	—
Proceeds from sale and repayments of investments of consolidated CFEs	2,090	—
Changes in:
Servicer advances receivable, net	165,425	230,596
Other assets	37,637	50,472
Accrued expenses and other liabilities	(223,335)	21,346
Net cash provided by (used in) operating activities	(1,314,546)	1,248,442
Cash Flows From Investing Activities
Purchase of US Treasuries	(4,733,368)	—
Purchase of servicer advance investments	(212,656)	(232,446)
Purchase of RMBS	(1,891)	(2,883,278)
US Treasury short sales	1,425,370	—
Reverse repurchase agreements entered	(1,256,872)	—
Purchase of residential mortgage loans	—	(1,269)
Purchase of Single-family rental (“SFR”) properties, MSRs and other assets	(63,877)	(4,607)
Draws on revolving consumer loans	(4,113)	(6,831)
Origination of mortgage loans receivable	(649,698)	—
Net settlement of derivatives	371,827	225,560
Return of investments in Excess MSRs	10,423	7,821
Principal repayments from servicer advance investments	224,039	240,331
Principal repayments from RMBS	165,324	143,419
Principal repayments from residential mortgage loans	12,187	8,272
Principal repayments from consumer loans	153,479	24,784
Principal repayments from mortgage loans receivable	423,269	—
Mortgage loans receivable repayment proceeds of consolidated CFEs	81,822	—
Proceeds from sale of MSRs and MSR financing receivables	(671)	1,357
Proceeds from sale of RMBS	—	1,869,053
Proceeds from sale of REO	5,216	5,678
Net cash provided by (used in) investing activities	(4,050,190)	(602,156)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Cash Flows From Financing Activities
Repayments of secured financing agreements	(18,055,590)	(11,327,261)
Repayments of warehouse credit facilities	(10,778,294)	(8,473,149)
Repayment of unsecured senior notes	(275,000)	—
Net settlement of margin deposits under repurchase agreements and derivatives	(346,569)	(387,780)
Repayments of secured notes and bonds payable	(1,405,197)	(1,677,534)
Deferred financing fees	(8,298)	(2,103)
Dividends paid on common and preferred stock	(143,298)	(140,968)
Borrowings under secured financing agreements	22,495,882	12,240,027
Borrowings under warehouse credit facilities	12,047,306	8,062,420
Borrowings under secured notes and bonds payable	761,266	1,303,796
Proceeds from issuance of unsecured senior notes	767,103	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(3,728)	(5,430)
Proceeds from issuance of debt obligations of consolidated CFEs	257,597	—
Repayments of debt obligations of consolidated CFEs	(87,545)	(51,983)
Net cash provided by (used in) financing activities	5,225,635	(459,965)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(139,101)	186,321

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,697,095	1,629,328

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,557,994	$1,815,649
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$465,964	$313,870
Cash paid during the period for income taxes	1,259	402
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	$143,199	$143,149
Transfer from residential mortgage loans to REO and other assets	5,917	6,025
Real estate securities retained from loan securitizations	—	—
Residential mortgage loans subject to repurchase	1,845,889	1,189,907
Purchase of Agency RMBS, settled after quarter-end	1,271,542	—
Cashless exercise of 2020 warrants (par)	—	93

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Rithm Capital has elected and intends to qualify to be taxed as a REIT for US federal income tax purposes. As such, Rithm Capital will generally not be subject to US federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 25 for additional information regarding Rithm Capital’s taxable REIT subsidiaries (“TRSs”).

Agreement to Acquire Computershare Mortgage Services Inc.

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited to acquire Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), for a purchase price of approximately $720 million (the “Computershare Acquisition”). The Computershare Acquisition, and simultaneous merger of SLS and Newrez, was completed on May 1, 2024. Refer to Note 27 for further information.

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

Restatement of Previously Issued Financial Statements — On July 22, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that certain prior period financial statements needed to be restated to account for the consolidation of certain private label mortgage securitization trusts and other immaterial adjustments. As a result, on August 12, 2024, the Company filed an Amendment No. 1 on Form 10-K/A (the “Amended 2023 Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2023. Certain prior period financial statements and financial information are presented herein as restated. See Note 3 for information on the restated audited consolidated financial statements as of and for the three months ended March 31, 2024.

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

See Note 2 in the Company’s Amended 2023 Form 10-K/A for the complete listing of the significant accounting policies.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On July 22, 2024, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the previously issued unaudited consolidated financial statements and notes thereto as of and for the three months ended March 31, 2024 (the “Affected Financial Statements”) need to be restated and should no longer be relied on. Amounts depicted as “As Restated” throughout the accompanying consolidated financial statements and notes thereto include the impact of the restatement.

The Company has restated its unaudited consolidated financial statements as of and for the quarterly period ended March 31, 2024 in the following tables (prior period financial information that is referenced in the following tables was restated in the Amended 2023 10-K/A).

The impact of the restatement on the Affected Financial Statements are presented within the tables below and relate to one of the following categories:

(a) an error in accounting treatment of certain private label mortgage securitization trusts (“Trusts”), classified as VIEs, that management concluded should be consolidated subject to ASC 810 - Consolidation, and its various interpretations. The conclusion is based on the determination that the Company should be treated as the primary beneficiary of these VIEs, a determination that involves complex and subjective analyses. As a result, the Company determined it necessary to consolidate the Trusts. To correct the error, adjustments were made to eliminate the Company’s retained interest in the Trusts from Real estate and other securities and to reflect the assets of the Trusts as Investments, at fair value and other assets of consolidated entities presented within Assets of consolidated CFEs and the liabilities of the Trusts as Notes payable, at fair value and other liabilities of consolidated entities presented within Liabilities of consolidated CFEs within the Consolidated Balance Sheets. The Company eliminated interest income on previously recognized retained interest, servicing fees related to the assets of the Trusts and any gain/loss on sale of the assets to the Trusts. The change in fair value of the consolidated assets and liabilities and the related interest are recognized in Realized and unrealized gains (losses), net on the Consolidated Statements of Operations. The related adjustments are reflected within the “Error Adjustments” column within the tables below. See Note 2 to the Company’s Consolidated Financial Statements contained in the Company’s Amended 2023 Form 10-K/A for policies of certain consolidated entities and Note 21 for further details on VIEs. These adjustments did not have any impact on the Company’s net income, equity or unrestricted cash position. In addition, there was no effect on retained earnings or other components of stockholders’ equity as of the beginning of the earliest period presented.

(b) an immaterial previously unrecorded adjustment related to incorrect netting of treasury securities payable and related financing. This adjustment requires a gross up of reverse repurchase agreement assets and treasury securities payable in the amount of $3.0 billion, a decrease of Other assets by $42.9 million for the difference in carrying value of reverse repurchase agreements and treasury securities payable, and an increase of Accrued expenses and other liabilities in the amount of $5.5 million for accrued interest payable on treasury securities payable as of December 31, 2023 within the Consolidated Balance Sheets. In addition, the Company corrected a second immaterial previously unrecorded adjustment to correct the classification of restricted cash in the amount of $10.9 million which impacted the Consolidated Balance Sheet as of March 31, 2024 and the Consolidated Statement of Cash Flows for the three months ended March 31, 2024. The related adjustments are reflected within the “Error Adjustments” column within the tables below. This adjustment did not have any impact on the Company’s net income, equity or unrestricted cash position.

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

Accordingly, the tables below present the effect of these adjustments, including the reclassifications, on the affected line items in the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as reported in the Company’s Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consolidated Balance Sheet:
	March 31, 2024
	As Reported (Unaudited)	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated (Unaudited)
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$8,706,723	$—		$8,706,723	$—	$8,706,723
Real estate and other securities (includes $14,832,401 at fair value)	15,314,199	(456,913)	(a)	14,857,286	—	14,857,286
Residential mortgage loans, held-for-investment, at fair value	365,398	—		365,398	—	365,398
Residential mortgage loans, held-for-sale (includes $3,691,700 at fair value)(A)	3,766,115	—		3,766,115	—	3,766,115
Consumer loans, held-for-investment, at fair value(A)	1,103,799	—		1,103,799	—	1,103,799
Single-family rental properties	1,007,172	—		1,007,172	—	1,007,172
Mortgage loans receivable, at fair value	2,384,744	—		2,384,744	(341,831)	2,042,913
Residential mortgage loans subject to repurchase	1,845,889	—		1,845,889	—	1,845,889
Cash and cash equivalents(A)	1,136,437	—		1,136,437	—	1,136,437
Restricted cash(A)	394,546	10,856	(b)	405,402	(22,463)	382,939
Servicer advances receivable	2,586,409	—		2,586,409	—	2,586,409
Reverse repurchase agreement	—	3,040,756	(b)	3,040,756	—	3,040,756
Other assets (includes $1,124,961 at fair value)(A)	3,509,497	(53,737)	(b)	3,455,760	(344,074)	3,111,686
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	—	3,273,691	(a)	3,273,691	708,368	3,982,059
Total Assets	$42,120,928	$5,814,653		$47,935,581	$—	$47,935,581
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$18,271,046	$—		$18,271,046	$—	$18,271,046
Secured notes and bonds payable (includes $221,922 at fair value)(A)	10,045,375	—		10,045,375	(324,062)	9,721,313
Residential mortgage loan repurchase liability	1,845,889	—		1,845,889	—	1,845,889
Unsecured notes, net of issuance costs	1,205,411	—		1,205,411	—	1,205,411
Treasury securities payable	—	2,992,477	(b)	2,992,477	—	2,992,477
Payable for investments purchased	1,271,542	—		1,271,542	—	1,271,542
Dividends payable	135,695	—		135,695	—	135,695
Accrued expenses and other liabilities (includes $33,586 at fair value)(A)	2,102,598	5,488	(b)	2,108,086	(223,559)	1,884,527
Liabilities of consolidated CFEs(A):						—
Notes payable, at fair value and other liabilities	—	2,816,688	(a)	2,816,688	547,621	3,364,309
Total Liabilities	34,877,556	5,814,653		40,692,209	—	40,692,209
Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	—		1,257,254	—	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 483,477,713 issued and outstanding	4,836	—		4,836	—	4,836
Additional paid-in capital	6,075,080	—		6,075,080	—	6,075,080
Retained earnings (accumulated deficit)	(232,119)	—		(232,119)	—	(232,119)
Accumulated other comprehensive income	44,501	—		44,501	—	44,501
Total Rithm Capital stockholders’ equity	7,149,552	—		7,149,552	—	7,149,552
Noncontrolling interests in equity of consolidated subsidiaries	93,820	—		93,820	—	93,820
Total Equity	7,243,372	—		7,243,372	—	7,243,372
Total Liabilities and Equity	$42,120,928	$5,814,653		$47,935,581	$—	$47,935,581
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs classified as CFEs that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of March 31, 2024, total assets of such consolidated VIEs were $5.8 billion, and total liabilities of such consolidated VIEs were $4.9 billion. See Note 21 for further details.
* See the beginning of this Note 3, for explanations of the adjustments and reclassifications by type referenced in the above table as (a), (b), and (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consolidated Statement of Operations:
	Three Months Ended March 31, 2024
	As Reported (Unaudited)	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated (Unaudited)
Revenues
Origination and Servicing, Investment Portfolio, Mortgage Loans Receivable and Corporate
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$470,203	$(312)	(a)	$469,891	$—	$469,891
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839))	84,175	—		84,175	—	84,175
Servicing revenue, net	554,378	(312)		554,066	—	554,066
Interest income	448,179	(9,348)	(a)	438,831	(8,945)	429,886
Gain on originated residential mortgage loans, held-for-sale, net	149,545	(7,087)	(a)	142,458	—	142,458
Other revenues	58,348	—		58,348	—	58,348
	1,210,450	(16,747)		1,193,703	(8,945)	1,184,758
Asset Management
Asset management revenues	75,860	—		75,860	—	75,860
	1,286,310	(16,747)		1,269,563	(8,945)	1,260,618

Expenses
Interest expense and warehouse line fees	414,365	—		414,365	(4,538)	409,827
General and administrative	195,118	2,076	(a)	197,194	—	197,194
Compensation and benefits	235,778	—		235,778	—	235,778
	845,261	2,076		847,337	(4,538)	842,799

Other Income (Loss)
Realized and unrealized gains (losses), net	(68,134)	18,881	(a)	(49,253)	4,407	(44,846)
Other income (loss), net	7,984	(58)	(a)	7,926	—	7,926
	(60,150)	18,823		(41,327)	4,407	(36,920)
Income (loss) before income taxes	380,899	—		380,899	—	380,899
Income tax expense (benefit)	93,412	—		93,412	—	93,412
Net Income (loss)	$287,487	$—		$287,487	$—	$287,487
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,452	—		3,452	—	3,452
Dividends on preferred stock	22,395	—		22,395	—	22,395
Net income (loss) attributable to common stockholders	$261,640	$—		$261,640	$—	$261,640

Net Income (loss) per share of common stock
Basic	$0.54	$—		$0.54	$—	$0.54
Diluted	$0.54	$—		$0.54	$—	$0.54
Weighted average number of shares of common stock outstanding
Basic	483,336,777	—		483,336,777	—	483,336,777
Diluted	485,931,501	—		485,931,501	—	485,931,501

Dividends declared per share of common stock	$0.25	$—		$0.25	$—	$0.25
* See the beginning of this Note 3, for explanations of the adjustments and reclassifications by type referenced in the above table as (a), (b), and (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consolidated Statement of Cash Flows:
	Three Months Ended March 31, 2024
	As Reported (Unaudited)	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated (Unaudited)
Net income (loss)	$287,487	$—		$287,487	$—	$287,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	341,744	(525)	(a)	341,219	—	341,219
Change in fair value of equity investments	(6,012)	—		(6,012)	—	(6,012)
Change in fair value of secured notes and bonds payable	4,605	—		4,605	—	4,605
(Gain) loss on settlement of investments, net	(274,709)	—		(274,709)	—	(274,709)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(149,545)	7,088	(a)	(142,457)	—	(142,457)
(Gain) loss on transfer of loans to real estate owned ("REO")	(2,166)	—		(2,166)	—	(2,166)
Accretion and other amortization	(21,091)	(133)	(a)	(21,224)	—	(21,224)
Provision (reversal) for credit losses on securities, loans and REO	462	—		462	—	462
Non-cash portions of servicing revenue, net	(76,376)	—		(76,376)	—	(76,376)
Deferred tax provision	90,628	—		90,628	—	90,628
Mortgage loans originated and purchased for sale, net of fees	(11,439,065)	—		(11,439,065)	—	(11,439,065)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	10,114,343	(257,597)	(a)	9,856,746	—	9,856,746
Residential mortgage loan repayment proceeds of consolidated CFEs	—	80,822	(a)	80,822	—	80,822
Interest received from servicer advance investments, loans and other	13,488	—		13,488	—	13,488
Purchase of investments of consolidated CFEs	—	—		—	(9,811)	(9,811)
Proceeds from sale and repayments of investments of consolidated CFEs	—	—		—	2,090	2,090
Changes in:
Servicer advances receivable, net	165,425	—		165,425	—	165,425
Other assets	29,916	—		29,916	7,721	37,637
Accrued expenses and other liabilities	(223,335)	—		(223,335)	—	(223,335)
Net cash provided by (used in) operating activities	(1,144,201)	(170,345)		(1,314,546)	—	(1,314,546)
Cash Flows From Investing Activities
Purchase of US Treasuries	(4,733,368)	—		(4,733,368)	—	(4,733,368)
Purchase of servicer advance investments	(212,656)	—		(212,656)	—	(212,656)
Purchase of RMBS	(16,928)	15,037	(a)	(1,891)		(1,891)
US Treasury short sales	1,425,370	—		1,425,370	—	1,425,370
Reverse repurchase agreements entered	(1,256,872)	—		(1,256,872)	—	(1,256,872)
Purchase of Single-family rental (“SFR”) properties, MSRs and other assets	(63,877)	—		(63,877)	—	(63,877)
Draws on revolving consumer loans	(4,113)	—		(4,113)	—	(4,113)
Origination of mortgage loans receivable	(649,698)	—		(649,698)	—	(649,698)
Net settlement of derivatives	371,827	—		371,827	—	371,827
Return of investments in Excess MSRs	10,423	—		10,423	—	10,423
Principal repayments from servicer advance investments	224,039	—		224,039	—	224,039
Principal repayments from RMBS	177,333	(12,009)	(a)	165,324	—	165,324
Principal repayments from residential mortgage loans	12,187	—		12,187	—	12,187
Principal repayments from consumer loans	153,479	—		153,479	—	153,479
Principal repayments from mortgage loans receivable	505,091	—		505,091	(81,822)	423,269

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	As Reported (Unaudited)	Error Adjustments	*	Subtotal	Reclassifications (c)*	As Restated (Unaudited)
Mortgage loans receivable repayment proceeds of consolidated entities	—	—		—	81,822	81,822
Proceeds from sale of MSRs and MSR financing receivables	(671)	—		(671)	—	(671)
Proceeds from sale of REO	5,216	—		5,216	—	5,216
Net cash provided by (used in) investing activities	(4,053,218)	3,028		(4,050,190)	—	(4,050,190)

Cash Flows From Financing Activities
Repayments of secured financing agreements	(18,055,590)	—		(18,055,590)	—	(18,055,590)
Repayments of warehouse credit facilities	(10,778,294)	—		(10,778,294)	—	(10,778,294)
Repayment of unsecured senior notes	(275,000)	—		(275,000)	—	(275,000)
Net settlement of margin deposits under repurchase agreements and derivatives	(346,569)	—		(346,569)	—	(346,569)
Repayments of secured notes and bonds payable	(1,405,197)	—		(1,405,197)	—	(1,405,197)
Deferred financing fees	(8,298)	—		(8,298)	—	(8,298)
Dividends paid on common and preferred stock	(143,298)	—		(143,298)	—	(143,298)
Borrowings under secured financing agreements	22,495,882	—		22,495,882	—	22,495,882
Borrowings under warehouse credit facilities	12,047,306	—		12,047,306	—	12,047,306
Borrowings under notes receivable financing	—	—		—	—	—
Borrowings under secured notes and bonds payable	761,266	—		761,266	—	761,266
Proceeds from issuance of unsecured senior notes	767,103	—		767,103	—	767,103
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(3,728)	—		(3,728)	—	(3,728)
Proceeds from issuance of debt obligations of consolidated CFEs	—	257,597	(a)	257,597	—	257,597
Repayments of debt obligations of consolidated CFEs	—	(87,545)	(a) (b)	(87,545)	—	(87,545)
Net cash provided by (used in) financing activities	5,055,583	170,052		5,225,635	—	5,225,635

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(141,836)	2,735		(139,101)	—	(139,101)

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,672,819	24,276	(a) (b)	1,697,095	—	1,697,095

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,530,983	$27,011		$1,557,994	$—	$1,557,994
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	419,701	46,263	(a)	465,964	—	465,964
Cash paid during the period for income taxes	1,259	—		1,259	—	1,259
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	—		143,199	—	143,199
Transfer from residential mortgage loans to REO and other assets	5,917	—		5,917	—	5,917
Real estate securities retained from loan securitizations	34,203	(34,203)	(a)	—	—	—
Residential mortgage loans subject to repurchase	1,845,889	—		1,845,889	—	1,845,889
Purchase of Agency RMBS, settled after quarter-end	1,271,542	—		1,271,542	—	1,271,542
* See the beginning of this Note 3, for explanations of the adjustments and reclassifications by type referenced in the above table as (a), (b), and (c).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
4.    SEGMENT REPORTING (AS RESTATED)
At March 31, 2024, Rithm Capital’s reportable segments included (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, senior unsecured notes (Note 19) and related interest expense.

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

Segment information for prior periods has been recast to reflect these changes and to present information for each reportable segment. As a result of the restatement, as discussed in Note 3, the segment financial information was restated.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended March 31, 2024 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$397,478	$72,413	$—	$—	$—	$469,891
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839))	93,361	(9,186)	—	—	—	84,175
Servicing revenue, net	490,839	63,227	—	—	—	554,066
Interest income	140,021	225,143	64,720	—	2	429,886
Gain on originated residential mortgage loans, HFS, net	145,869	(3,411)	—	—	—	142,458
Other investment portfolio revenues	—	58,348	—	—	—	58,348
Asset management revenues(A)	—	—	—	75,860	—	75,860
Total revenues	776,729	343,307	64,720	75,860	2	1,260,618
Interest expense and warehouse line fees	131,174	228,074	32,414	7,621	10,544	409,827
General and administrative	83,564	66,997	4,754	31,935	9,944	197,194
Compensation and benefits	153,806	4,743	11,303	63,112	2,814	235,778
Total operating expenses	368,544	299,814	48,471	102,668	23,302	842,799
Realized and unrealized gains (losses), net	—	(62,570)	24,566	(6,842)	—	(44,846)
Other income (loss), net	(36)	3,682	274	3,969	37	7,926
Total other income (loss)	(36)	(58,888)	24,840	(2,873)	37	(36,920)
Income (loss) before income taxes	408,149	(15,395)	41,089	(29,681)	(23,263)	380,899
Income tax expense (benefit)	96,201	1,248	(333)	(3,704)	—	93,412
Net income (loss)	311,948	(16,643)	41,422	(25,977)	(23,263)	287,487
Noncontrolling interests in income (loss) of consolidated subsidiaries	55	2,037	—	1,360	—	3,452
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$311,893	$(18,680)	$41,422	$(27,337)	$(45,658)	$261,640

(A)Includes $4.9 million of asset management related interest income (Note 26).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
March 31, 2024 (As Restated)
Investments	$10,844,061	$18,750,436	$2,042,913	$211,996	$—	$31,849,406
Cash and cash equivalents	468,355	505,162	60,713	82,460	19,747	1,136,437
Restricted cash	237,186	93,654	43,851	8,248	—	382,939
Other assets	3,427,033	6,044,513	128,310	829,427	23,600	10,452,883
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs	—	3,273,690	358,326	350,043	—	3,982,059
Total assets	$15,001,011	$28,672,547	$2,689,844	$1,528,832	$43,347	$47,935,581
Debt	$7,621,241	$18,446,477	$1,657,136	$442,350	$1,030,566	$29,197,770
Other liabilities	3,294,952	4,415,974	20,064	214,043	185,097	8,130,130
Liabilities of consolidated CFEs	—	2,816,688	324,433	223,188	—	3,364,309
Total liabilities	10,916,193	25,679,139	2,001,633	879,581	1,215,663	40,692,209
Total equity	4,084,818	2,993,408	688,211	649,251	(1,172,316)	7,243,372
Noncontrolling interests in equity of consolidated subsidiaries	8,051	43,426	—	42,343	—	93,820
Total Rithm Capital stockholders’ equity	$4,076,767	$2,949,982	$688,211	$606,908	$(1,172,316)	$7,149,552
Investments in equity method investees	$—	$117,146	$—	$102,000	$—	$219,146

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended March 31, 2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$349,424	$120,233	$—	$—	$—	$469,657
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(105,691))	(37,526)	(104,778)	—	—	—	(142,304)
Servicing revenue, net	311,898	15,455	—	—	—	327,353
Interest income	109,766	170,586	49,671	—	—	330,023
Gain on originated residential mortgage loans, HFS, net	108,221	1,047	—	—	—	109,268
Other investment portfolio revenues	—	58,144	—	—	—	58,144
Asset management revenues	—	—	—	—	—	—
Total revenues	529,885	245,232	49,671	—	—	824,788
Interest expense and warehouse line fees	111,069	157,910	25,839	—	9,397	304,215
General and administrative	80,832	74,693	4,129	—	7,825	167,479
Compensation and benefits	160,514	7,136	12,102	—	9,128	188,880
Total operating expenses	352,415	239,739	42,070	—	26,350	660,574
Realized and unrealized gains (losses), net	(23)	(64,883)	(999)	—	—	(65,905)
Other income (loss), net	(13,427)	(5,270)	1,713	—	(8,182)	(25,166)
Total other income (loss)	(13,450)	(70,153)	714	—	(8,182)	(91,071)
Income (loss) before income taxes	164,020	(64,660)	8,315		(34,532)	73,143
Income tax expense (benefit)	(3,672)	(11,040)	(2,094)	—	—	(16,806)
Net income (loss)	167,692	(53,620)	10,409	—	(34,532)	89,949
Noncontrolling interests in income (loss) of consolidated subsidiaries	(42)	(1,258)	—	—	—	(1,300)
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$167,734	$(52,362)	$10,409	$—	$(56,927)	68,854
5.    EXCESS MORTGAGE SERVICING RIGHTS

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

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited with respect to the Computershare Acquisition, which closed on May 1, 2024 (Note 27) for a purchase price of approximately $720 million. As part of the transaction, Rithm Capital acquired MSRs owned by SLS underlying the Excess MSR, which will be reclassified to full MSRs. The Excess MSRs to be reclassified have a fair value of $1.0 million at March 31, 2024.

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
(D)Rithm Capital also invested in related servicer advance investments, including the basic fee component of the related MSR as of March 31, 2024 (Note 7) on $14.9 billion unpaid principal balance (“UPB”) underlying these Excess MSRs.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
6.    MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES (AS RESTATED)

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2023	$8,405,938
Purchases, net	—
Originations(A)	215,939
Sales	671
Change in fair value due to:
Realization of cash flows(B)	(116,839)
Change in valuation inputs and assumptions	201,014
Balance at March 31, 2024	$8,706,723
(A)Represents MSRs retained on the sale of originated residential mortgage loans.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$430,114	$439,050
Ancillary and other fees	39,777	30,607
Servicing fee revenue, net and fees	469,891	469,657
Change in fair value due to:
Realization of cash flows	(116,839)	(105,691)
Change in valuation inputs and assumptions, net of realized gains (losses)	201,014	(36,613)
Servicing revenue, net	$554,066	$327,353

The following table summarizes MSRs and MSR financing receivables by type as of March 31, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$348,953,092	7.8	$5,477,522
Non-Agency	47,806,353	6.8	666,958
Ginnie Mae(C)	129,914,381	7.2	2,562,243
Total/Weighted Average	$526,673,826	7.5	$8,706,723
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

See Note 19 regarding the financing of MSRs and servicer advances receivable.

For a discussion of the restatement, refer to Note 3.

7.    SERVICER ADVANCE INVESTMENTS

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

On October 2, 2023, Rithm Capital entered into a definitive agreement with Computershare Limited with respect to the Computershare Acquisition, which closed on May 1, 2024 (Note 27) for a purchase price of approximately $720 million. As part of the transaction, Rithm Capital acquired MSRs owned by SLS underlying the servicer advance investment, which will be reclassified to a full MSR during the second quarter. The servicer advance investment to be reclassified have a fair value of $9.7 million at March 31, 2024.

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
8.    REAL ESTATE AND OTHER SECURITIES (AS RESTATED)

Agency RMBS (“Agency”) are RMBS issued by the GSEs or Ginnie Mae. Non-Agency securities (“Non-Agency”) are issued by either public trusts or private label securitization entities.

The following table summarizes real estate and other securities by designation:

	March 31, 2024 (As Restated)								December 31, 2023 (As Restated)
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon(B)	Yield	Life (Years)(C)	Carrying Value(A)
Securities designated as available for sale (“AFS”):
Agency(D)	$73,387	$—	$—	$64,331	1	3.5%	3.5%	10.8	$65,496
Non-Agency(E)(F)	2,409,685	70,861	(25,123)	332,146	308	3.5%	3.9%	5.2	337,427
Securities measured at fair value through net income:
Agency(D)	9,678,119	41,444	(24,684)	9,501,879	46	5.1%	5.1%	11.0	8,467,634
US Treasury(D)	4,500,000	—	(8,759)	4,472,656	7	4.3%	4.3%	4.1	—
Non-Agency(E)(F)	7,331,641	23,312	(41,342)	461,389	421	2.3%	7.2%	4.3	466,602
Total/Weighted Average	23,992,832	135,617	(99,908)	14,832,401	783	4.8%	4.9%	7.1	$9,337,159
(A)Fair value is equal to the carrying value for all securities. See Note 20 regarding the fair value measurements.
(B)Excludes residual bonds with a carrying value of $30.1 million for which no coupon payment is expected.
(C)Based on the timing of expected principal reduction on the assets.
(D)The total outstanding face amount was $14.3 billion for fixed-rate securities as of March 31, 2024.
(E)The total outstanding face amount was $7.4 billion (including $6.7 billion of residual) for fixed-rate securities and $2.3 billion (including $2.0 billion of residual) for floating rate securities as of March 31, 2024.
(F)Includes other asset-backed securities consisting primarily of (i) collateralized loan obligations backed by corporate debt and commercial MBSs (fair value option securities), (ii) bonds backed by consumer loans (AFS securities), and (iii) interest-only securities and servicing strips (AFS or fair value option securities). These securities are detailed in the table below:

		Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Gains	Losses	Carrying Value	Number of Securities	Coupon	Yield	Life (Years)
Consumer loan bonds	280	259	—	259	1	N/A	N/A	1.5
Interest-only securities	3,706,086	7,598	(23,232)	70,026	113	1.0%	10.9%	2.3
Servicing strips	2,431,838	3,351	(466)	20,078	50	—%	14.9%	6.2
Commercial MBSs	3,845	194	—	3,901	2	7.9%	7.9%	1.2
CLOs	215,412	4,425	(2,403)	211,996	194	5.5%	8.7%	8.6

The following table summarizes real estate and other securities, held to maturity:

	March 31, 2024							December 31, 2023
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$25,000	$24,885	$24,886	$1	1	5.4%	0.1	$24,553

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of real estate and other securities, as restated:

	Three Months Ended March 31,
	2024			2023
(in millions)	Treasury(A)	Agency	Non-Agency	Treasury(A)	Agency	Non-Agency
Purchases
Face	$4,800.0	$1,287.0	$17.7	$—	$2,162.4	$25.2
Purchase price	4,773.9	1,255.9	17.6	—	2,154.4	2.4

Sales
Face	$—	$—	$—	$—	$1,462.4	$—
Amortized cost	—	—	—	—	1,442.8	—
Sale price	—	—	—	—	1,395.9	—
Realized gain (loss)	—	—	—	—	(46.9)	—
(A)Excludes treasury short sales. Refer to Note 18 for information regarding short sales.

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

The following table summarizes certain information for RMBS designated as AFS in an unrealized loss position as of March 31, 2024, as restated:

March 31, 2024											December 31, 2023
Securities in an Unrealized Loss Position	Outstanding Face Amount	Amortized Cost Basis			Gross Unrealized Losses	Carrying Value	Number of Securities	Weighted Average			Carrying Value
		Before Credit Impairment	Credit Impairment(A)	After Credit Impairment				Coupon	Yield	Life (Years)
Less than 12 Months	$38,678	$37,051	$(21)	$37,030	$(4,486)	$32,544	28	2.8%	4.2%	6.3	$49,069
12 or More Months	290,243	269,086	(10,663)	258,423	(20,637)	237,786	140	3.7%	3.7%	6.2	231,309
Total/Weighted Average	$328,921	$306,137	$(10,684)	$295,453	$(25,123)	$270,330	168	3.6%	3.8%	6.2	$280,378
(A)Represents credit impairment on securities in an unrealized loss position as of March 31, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Rithm Capital performed an assessment of all RMBS designated as AFS that are in an unrealized loss position (an unrealized loss position exists when a security’s amortized cost basis, excluding the effect of credit impairment, exceeds its fair value) and determined the following:

	March 31, 2024 (As Restated)				December 31, 2023 (As Restated)
			Gross Unrealized Losses				Gross Unrealized Losses
RMBS Designated as AFS	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)	Fair Value	Amortized Cost Basis After Credit Impairment	Credit(A)	Non-Credit(B)
Securities intended to sell	$—	$—	$—	$—	$—	$—	$—	$—
Securities that are more likely than not required to be sold(C)	—	—	—	—	—	—	—	—
Securities with no intent to sell and are not more likely than not required to be sold:
Credit impaired securities	64,525	64,591	(10,684)	(66)	65,697	66,377	(10,152)	(680)
Non-credit impaired securities	205,805	230,862	—	(25,057)	214,681	238,489	—	(23,808)
Total debt securities in an unrealized loss position	$270,330	$295,453	$(10,684)	$(25,123)	$280,378	$304,866	$(10,152)	$(24,488)
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

See Note 19 regarding the financing of Real Estate and Other Securities.

For a discussion of the restatement, refer to Note 3.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
9.    RESIDENTIAL MORTGAGE LOANS (AS RESTATED)

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

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2024 (As Restated)					December 31, 2023 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(E)	$3,453,537	$3,257,446	9,397	5.6%	26.8	$3,038,587
Residential mortgage loans, held-for-investment, at fair value	$434,474	$365,398	8,070	8.1%	5.2	$379,044

Acquired performing loans(B)	64,851	54,056	1,841	8.0%	5.3	57,038
Acquired non-performing loans(C)	24,609	20,359	302	8.5%	6.0	21,839
Total residential mortgage loans, HFS, at lower of cost or market	$89,460	$74,415	2,143	8.1%	5.5	$78,877

Acquired performing loans(B)(D)	$542,335	$490,552	2,979	5.7%	15.8	$400,603
Acquired non-performing loans(C)(D)	294,077	271,316	1,501	4.8%	23.1	204,950
Originated loans	2,864,943	2,929,832	9,029	6.8%	29.5	1,856,312
Total residential mortgage loans, HFS, at fair value	$3,701,355	$3,691,700	13,509	6.5%	27.0	$2,461,865
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$3,790,815	$3,766,115	15,652			$2,540,742
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

The following table summarizes the activity for the period of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2023 (As Restated)	$379,044	$78,877	$2,461,865	$2,919,786
Originations	—	—	10,869,683	10,869,683
Sales	—	—	(9,849,739)	(9,849,739)
Purchases/additional fundings	—	—	502,625	502,625
Proceeds from repayments	(11,854)	(3,330)	(10,029)	(25,213)
Transfer of loans (to) from other assets(A)	—	(364)	(285,165)	(285,529)
Transfer of loans to REO	(994)	(561)	(2,204)	(3,759)
Impairment (loss) reversal	—	(207)	—	(207)
Fair value adjustments due to:
Changes in instrument-specific credit risk	(3,475)	—	(390)	(3,865)
Other factors	2,677	—	5,054	7,731
Balance at March 31, 2024 (As Restated)	$365,398	$74,415	$3,691,700	$4,131,513
(A)Includes loans transferred to consolidated CFEs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Net Interest Income

The following table summarizes the net interest income for Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

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

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(124,113)	$(34,314)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(15,524)	9,904
MSRs retained on transfer of residential mortgage loans(C)	215,939	140,513
Other(D)	6,493	(5,443)
Realized gain on sale of originated residential mortgage loans, net	$82,795	$110,660
Change in fair value of residential mortgage loans	14,268	31,598
Change in fair value of interest rate lock commitments (Note 18)	7,485	26,240
Change in fair value of derivative instruments (Note 18)	37,910	(59,230)
Gain on originated residential mortgage loans, HFS, net	$142,458	$109,268
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

For a discussion of the restatement, refer to Note 3.

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

As of March 31, 2024 and December 31, 2023, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.4 million and $7.5 million, respectively.

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

See Note 19 regarding the financing of SFR Properties.

12. MORTGAGE LOANS RECEIVABLE (AS RESTATED)

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

The following table summarizes Mortgage loans receivable, at fair value and mortgage loans receivable held by consolidated CFEs by loan type as of March 31, 2024, as restated:

	Mortgage Loans Receivable - Carrying Value(A)	Mortgage Loans Receivable of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$882,159	$165,529	$1,047,688	43.9%	365	26.1%	10.9%	16.8	73.4% / 62.3%
Bridge	890,610	146,446	1,037,056	43.5%	638	45.7%	9.9%	27.2	68.1%
Renovation	270,144	29,856	300,000	12.6%	394	28.2%	10.3%	12.6	81.2% / 68.4%
	$2,042,913	$341,831	$2,384,744	100.0%	1,397	100.0%	10.4%	20.5	N/A
(A)Mortgage loans receivable are carried at fair value under the fair value option election. Mortgage loans of consolidated CFEs are classified as Level 2, as their value is based on the fair value of the more observable financial liabilities of consolidated CFEs. Mortgage loans of consolidated CFEs are

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
classified as Level 2, as their value is based on the fair value of the more observable financial liabilities of consolidated CFEs. See Note 20 regarding fair value measurements.
(B)Weighted by commitment LTV for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity for the period of Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

Balance at December 31, 2023 (As Restated)	$1,879,319
Initial loan advances	468,804
Construction holdbacks and draws	180,893
Paydowns and payoffs	(423,269)
Fair value adjustments	14,873
Purchased loans discount amortization	588
Transfer of loans to REO	(840)
Transfers from (to) assets of consolidated CFEs	(77,455)
Balance at March 31, 2024 (As Restated)	$2,042,913

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

	March 31, 2024 (As Restated)			December 31, 2023 (As Restated)
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$1,987,674	$2,003,046	$15,372	$1,838,935	$1,837,513	$(1,422)
90+	41,264	39,867	(1,397)	41,869	41,806	(63)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the geographic distribution of the loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of March 31, 2024, as restated:

	Percentage of Total Loan Commitment
State Concentration	March 31, 2024	December 31, 2023
California	49.1%	47.8%
Washington	7.0%	7.9%
Florida	6.8%	7.8%
New York	6.7%	6.7%
Georgia	5.1%	2.5%
Arizona	4.1%	4.8%
Virginia	3.8%	4.1%
Illinois	3.3%	2.7%
Texas	2.6%	2.7%
Colorado	2.3%	3.1%
Other US	9.2%	9.9%
	100.0%	100.0%

See Note 19 regarding the financing of mortgage loans receivable.

For a discussion of the restatement, refer to Note 3.

13.    CASH, CASH EQUIVALENTS AND RESTRICTED CASH (AS RESTATED)

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Cash and cash equivalents	$1,136,437	$1,287,199
Restricted cash	382,939	378,048
Restricted cash of consolidated CFEs(A)	38,618	31,848
Total cash, cash equivalents and restricted cash	$1,557,994	$1,697,095
(A)    Presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes restricted cash balances by reporting segment:

	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Investment Portfolio(A)	$109,809	$150,432
Origination and Servicing	237,186	195,490
Mortgage Loans Receivable(A)	55,458	37,805
Asset Management(A)	19,104	26,169
Total restricted cash	$421,557	$409,896
(A)    Includes restricted cash related to consolidated CFEs presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

For a discussion of the restatement, refer to Note 3.

14.    OTHER ASSETS AND LIABILITIES (AS RESTATED)

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)		March 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Deferred tax asset	284,950	279,019	Accounts payable	117,827	165,144
Derivative and hedging assets (Note 18)	39,555	28,080	Accrued compensation and benefits	112,002	290,464
Due from related parties	22,147	32,319	Deferred tax liability	898,040	801,857
Equity investments(A)	201,624	173,882	Derivative liabilities (Note 18)	33,586	51,765
Excess MSRs, at fair value (Note 5)	255,111	271,150	Escheat payable	161,717	169,914
Goodwill (Note 16)(B)	131,857	131,857	Interest payable	149,332	166,620
Income and fees receivable	49,829	59,134	Lease liability (Note 18)	151,493	159,236
Intangible assets (Note 16)	368,967	387,920	Unearned income and fees	38,993	37,468
Loans receivable, at fair value(C)	27,997	31,323	Other liabilities	221,537	223,293
Margin receivable, net(D)	52,316	75,947		$1,884,527	$2,065,761
Notes receivable, at fair value(E)	364,977	398,227
Operating lease right-of-use assets (Note 17)	96,706	104,207
Other receivables	144,072	152,046
Prepaid expenses	65,463	62,513
Principal and interest receivable	196,667	168,517
Property and equipment	39,010	40,038
Real Estate Owned	29,447	15,507
Servicer advance investments, at fair value (Note 7)	374,511	376,881
Servicing fee receivables	145,052	156,777
Warrants, at fair value	18,073	16,599
Other assets	203,355	182,880
	$3,111,686	$3,144,823
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

For a discussion of the restatement, refer to Note 3.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
15. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER (AS RESTATED)

Other Revenues consists of the following:

	Three Months Ended March 31,
	2024	2023
Property and maintenance	$32,380	$33,637
Rental	18,949	18,123
Other	7,019	6,384
Total other revenues	$58,348	$58,144

General and Administrative expenses consists of the following:

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Legal and professional	$21,489	$12,755
Loan origination	15,435	11,757
Occupancy	17,048	18,366
Subservicing	19,428	35,256
Loan servicing	5,591	3,300
Property and maintenance	32,264	24,035
Information technology	41,202	34,968
Other	44,737	27,042
Total general and administrative expenses	$197,194	$167,479

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)
Real estate and other securities	$(102,963)	$83,851
Residential mortgage loans and REO	3,526	18,097
Derivative and hedging instruments	41,932	(151,006)
Notes and bonds payable	226	(2,500)
Consolidated CFEs(A)	16,412	12,244
Other(B)	(3,979)	(26,591)
Realized and unrealized gains (losses), net	$(44,846)	$(65,905)
Other income (loss), net	7,926	(25,166)
Total other income (loss)	$(36,920)	$(91,071)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

For a discussion of the restatement, refer to Note 3.

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
(A)Amortization expense is presented within general and administrative expense on Rithm Capital’s Consolidated Statements of Operations.
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

18.    DERIVATIVES AND HEDGING (AS RESTATED)

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

Rithm Capital enters into short sales of U.S. Treasury securities to mitigate interest rate risk by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value, presented as Treasury securities payable on the Consolidated Balance Sheets, based on the value of the underlying U.S. Treasury security as of the reporting date. Refer to Note 3 for further details. Gains and losses associated with U.S. Treasury securities are recognized in Realized and unrealized gains (losses), net in the Consolidated Statements of Operations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Derivatives and economic hedges are recorded at fair value and presented in Other assets or Accrued expenses and Other liabilities on the Consolidated Balance Sheets, as follows:

	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Derivative and hedging assets
Interest rate swaps(A)	$—	$106
IRLCs	32,063	26,482
TBAs	7,492	1,492
	$39,555	$28,080
Derivative and hedging liabilities
IRLCs	835	2,678
TBAs	15,654	49,087
Other commitments(B)	17,097	—
	$33,586	$51,765
(A)Net of $0.5 million and $342.0 million of related variation margin accounts as of March 31, 2024 and December 31, 2023, respectively.
(B)During the quarter, a subsidiary of the Company entered into an agreement with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. The agreement is classified as a derivative liability and measured at fair value.

The following table summarizes notional amounts related to derivatives and hedging:

	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Interest rate swaps(A)	$700,000	$7,979,988
IRLCs	3,734,933	2,757,060
TBAs, short position(B)	7,918,900	6,013,100
Other commitments	23,021	—
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes gain (loss) on derivatives and hedging and the related location on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Gain on originated residential mortgage loans, HFS, net(A)
IRLCs	$7,485	$26,240
TBAs	37,910	(57,983)
Interest rate swaps	—	(1,247)
	$45,395	$(32,990)
Realized and unrealized gains (losses), net(B)
Interest rate swaps	29,161	(143,625)
TBAs	1,523	(7,381)
Treasury securities payable(C)	28,345	—
Other commitments	(17,097)	—
	$41,932	$(151,006)

Total gain (loss)	$87,327	$(183,996)
(A)Represents unrealized gain (loss).
(B)Excludes $15.5 million loss and $9.9 million gain for the three months ended March 31, 2024 and 2023, respectively, included within Gain on originated residential mortgage loans, HFS, net (Note 9).
(C)Refer to the table below for detail regarding Treasury securities payable:

	As of and for the Three Months Ended March 31, 2024
	Face	Sale proceeds	Fair value	Unrealized gain (loss) position	Realized & unrealized gain (loss)(A)	Reverse repurchase agreements(B)	Net asset (liability)(C)
Treasury short sale liabilities(D)	$1,485,000	1,484,652	$1,487,320	$(2,668)	$23,997	$1,492,268	$4,948
Covered treasury short sale liabilities(E)	1,500,000	N/A	1,505,157	N/A	4,348	1,548,488	43,331
Total Treasury securities payable	$2,985,000		$2,992,477		$28,345	$3,040,756	$48,279
(A)Includes net interest income (expense) on treasuries payable and associated reverse repurchase agreements.
(B)Reverse repurchase agreements are lending facilities used to borrow securities to effectuate short sales of U.S. Treasury securities.
(C)Represents the net carrying value of the position, excluding accrued interest receivable (payable).
(D)Treasury short sale liabilities are moved to Covered treasury short sale liabilities after realized gain (loss) is recognized at purchase to cover.
(E)Face and fair value of liability is equal to face and fair value of treasuries presented as part of Real estate and other securities on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
19.    DEBT OBLIGATIONS (AS RESTATED)

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and also includes debt obligations of consolidated CFEs:

	March 31, 2024 (As Restated)									December 31, 2023 (As Restated)
						Collateral
Debt Obligations /Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$3,087,260	$3,087,196	Apr-24 to Feb-26	6.9%	0.7	$3,514,478	$3,522,074	$3,438,132	28.8	$1,940,038
Warehouse Credit Facilities-Mortgage Loans Receivable(E)	1,457,135	1,457,135	May-24 to Dec-25	8.1%	1.5	1,749,029	1,761,010	1,761,010	1.2	1,337,010
Agency RMBS or US Treasuries(F)	12,557,569	12,557,569	Apr-24 to May-25	5.4%	0.4	12,962,940	12,773,350	12,817,767	6.8	8,152,469
Non-Agency RMBS(E)	645,381	645,381	Apr-24 to Oct-28	7.4%	0.6	15,812,493	974,002	1,002,578	7.0	610,189
SFR Properties(E)	27,914	27,914	Dec-24	8.2%	0.7	N/A	60,054	60,054	N/A	20,534
CLOs(G)	179,858	178,527	Jan-30 to Jul-35	6.3%	8.7	180,890	180,890	178,475	8.7	183,947
Commercial Notes Receivable	323,452	317,324	Dec-24	6.5%	0.7	429,240	364,977	364,977	N/A	317,096
Total Secured Financing Agreements	$18,278,569	$18,271,046		6.0%	0.6					$12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	169,603	169,603	Oct-25	8.8%	1.4	58,577,476	226,825	261,420	5.8	181,522
MSRs(H)	4,458,873	4,452,608	Dec-24 to Nov-27	7.4%	1.7	521,148,213	6,480,406	8,657,165	7.6	4,800,728
Servicer Advance Investments(I)	270,705	270,705	Jul-24 to Mar-26	7.3%	1.9	313,271	352,275	374,511	8.4	278,042
Servicer Advances(I)	2,154,019	2,153,983	May-24 to Mar-26	7.2%	1.8	2,648,186	2,586,079	2,586,079	0.7	2,254,369
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.8%	0.1	648,077	665,862	669,238	6.7	650,000
Consumer Loans(K)	971,627	943,821	Jun-28 to Sep 37	6.8%	4.1	1,154,642	1,123,851	1,103,799	1.8	1,106,974
SFR Properties(L)	832,972	791,612	Mar-26 to Sep-27	4.1%	3.1	N/A	946,603	946,603	N/A	789,174
Mortgage Loans Receivable(M)	200,000	200,000	Jul-26	5.8%	2.3	224,165	224,165	225,790	0.6	200,000
Secured Facility- Asset Management	75,000	69,652	Nov-25	8.8%	1.6	N/A	N/A	N/A	N/A	69,121
CLOs(G)	19,364	19,331	May-30 to Oct-34	6.8%	7.3	23,013	19,541	22,099	7.3	30,258
Total Secured Notes and Bonds Payable	$9,802,163	$9,721,315		6.9%	2.0					$10,360,188
Notes Payable of Consolidated CFEs(N):
Consolidated funds(O)	$222,250	$218,123	May-37	5.0%	4.6	206,141	N/A	204,248	N/A	218,157
Residential Mortgage Loans	$3,015,722	2,800,532	Mar-64	4.2%	26.8	3,453,537	N/A	3,257,446	26.8	2,618,082
Mortgage Loans Receivable	$324,062	324,062	Dec-26	5.6%	2.7	342,780	342,780	341,831	0.6	318,998
Total Notes Payable of Consolidated CFEs	$3,562,034	$3,342,717		4.4%	23.2					$3,155,237
Total / Weighted Average	$31,642,766	$31,335,078		6.1%	3.6					$26,076,708
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
(N)See Note 21 for balance sheets of consolidated entities.
(O)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 21). Weighted average life is based on expected maturity.

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
As of March 31, 2024, Rithm Capital has margin exposure on $18.3 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Commercial Notes Receivable	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023 (As Restated)	$2,713,933	$4,800,728	$317,096	$8,762,658	$5,208,120	$1,106,974	$809,708	$1,856,008	$501,483	$26,076,708
Secured Financing Agreements
Borrowings	—	—	—	22,495,882	11,289,428	—	7,380	750,500	—	34,543,190
Repayments	—	—	—	(18,055,590)	(10,142,463)	—	—	(630,375)	(1,579)	(28,830,007)
FX remeasurement	—	—	—	—	—	—	—	—	(3,877)	(3,877)
Capitalized deferred financing costs, net of amortization	—	—	228	—	193	—	—	—	36	457
Secured Notes and Bonds Payable
Borrowings	558,186	200,000	—	—	—	—	—	—	3,080	761,266
Repayments	(678,740)	(548,902)	—	—	—	(163,039)	(420)	—	(14,096)	(1,405,197)
FX remeasurement	—	—	—	—	—	—	—	—	(48)	(48)
Unrealized (gain) loss on notes, fair value	—	—	—	—	—	(411)	—	—	—	(411)
Capitalized deferred financing costs, net of amortization	912	782	—	—	—	297	2,858	—	668	5,517
Notes Payable of Consolidated CFEs
Acquired borrowing, net of discount	—	—	—	—	—	—	—	—	—	—
Borrowings	—	—	—	—	241,333	—	—	—	—	241,333
Repayments	—	—	—	—	(75,214)	—	—	—	—	(75,214)
Discount on borrowings, net of amortization	—	—	—	—	1,251	—	—	—	—	1,251
Unrealized (gain) loss on notes, fair value	—	—	—	—	15,080	—	—	5,064	(34)	20,110
Balance at March 31, 2024 (As Restated)	$2,594,291	$4,452,608	$317,324	$13,202,950	$6,537,728	$943,821	$819,526	$1,981,197	$485,633	$31,335,078
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Maturities

Contractual maturities of debt obligations as of March 31, 2024 are as follows, as restated:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2024	$1,720,835	$17,491,706	$19,212,541
2025	258,952	2,845,222	3,104,174
2026	2,355,033	1,407,583	3,762,616
2027	734,614	420,000	1,154,614
2028	846,839	—	846,839
2029 and thereafter	3,561,982	1,050,000	4,611,982
	$9,478,255	$23,214,511	$32,692,766
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.0 billion, $5.0 billion, $0.2 billion and $3.3 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $17.3 billion, $5.3 billion, $0.6 billion and $0.0 billion, respectively.

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

Liabilities of Consolidated CFEs
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
$267,921

For a discussion of the restatement, refer to Note 3.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
20.    FAIR VALUE MEASUREMENTS (AS RESTATED)

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company holds a variety of assets, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions that drive the fair value of these assets. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of March 31, 2024 were as follows, as restated:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets
Excess MSRs(A)	$58,577,476	$255,111	$—	$—	$255,111	$—	$255,111
MSRs and MSR financing receivables(A)	526,673,826	8,706,723	—	—	8,706,723	—	8,706,723
Servicer advance investments	313,271	374,511	—	—	374,511	—	374,511
Real estate and other securities(B)	24,017,832	14,857,286	4,497,542	9,566,210	793,535	—	14,857,287
Residential mortgage loans, HFS	89,460	74,415	—	—	74,415	—	74,415
Residential mortgage loans, HFS, at fair value	3,701,355	3,691,700	—	3,353,549	338,151	—	3,691,700
Residential mortgage loans, HFI, at fair value	434,474	365,398	—	—	365,398	—	365,398
Residential mortgage loans subject to repurchase	1,845,889	1,845,889	—	1,845,889	—	—	1,845,889
Consumer loans	1,154,642	1,103,799	—	—	1,103,799	—	1,103,799
Derivative and hedging assets	7,493,928	102,227	62,672	7,492	32,063	—	102,227
Mortgage loans receivable	2,028,938	2,042,913	—	—	2,042,913	—	2,042,913
Notes receivable	503,397	364,977	—	—	364,977	—	364,977
Loans receivable	27,997	27,997	—	—	27,997	—	27,997
Cash, cash equivalents and restricted cash	1,530,983	1,530,983	1,530,983	—	—	—	1,530,983
Reverse repurchase agreements	3,040,756	3,040,756	—	3,040,756	—	—	3,040,756
Assets of consolidated CFEs - funds(E)	324,631	350,043	11,705	—	—	338,337	350,042
Assets of consolidated CFEs - loan securitizations(E)	3,795,368	3,632,016	32,739	3,257,446	341,831	—	3,632,016
Other assets	N/A	62,810	—	—	62,810	—	62,810
		$42,429,554	$6,135,641	$21,071,342	$14,884,234	$338,337	$42,429,554
Liabilities
Secured financing agreements	$18,278,569	$18,271,046	$—	$18,090,307	$180,739	$—	$18,271,046
Secured notes and bonds payable(C)	9,802,163	9,721,315	—	—	10,060,762	—	10,060,762
Unsecured notes, net of issuance costs	1,298,492	1,205,411	—	—	1,202,005	—	1,202,005
Residential mortgage loan repurchase liability	1,845,889	1,845,889	—	1,845,889	—	—	1,845,889
Payable for investments purchased(D)	1,271,542	1,271,542	1,271,542	—	—	—	1,271,542
Treasury securities payable	2,985,000	2,992,477	2,992,477	—	—	—	2,992,477
Derivative liabilities	4,882,926	33,586	—	15,654	17,932	—	33,586
Liabilities of consolidated CFEs - funds(E)	222,250	223,188	5,065	—	218,123	—	223,188
Liabilities of consolidated CFEs - loan securitizations(E)	3,339,784	3,141,121	16,527	2,800,532	324,062	—	3,141,121
		$38,705,575	$4,285,611	$22,752,382	$12,003,623	$—	$39,041,616
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes US Treasury Bills classified as Level 1 and held at amortized cost basis of $24.9 million (see Note 8). Carrying value equals fair value for all other securities.
(C)Includes SCFT 2020-A (as defined below) MBS issued for which the fair value option for financial instruments was elected and resulted in a fair value of $221.9 million as of March 31, 2024.
(D)Represents the cost of Agency and Non-Agency securities purchased and not settled as of the reporting date. The purchases settled prior to issuance.
(E)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 inputs financial assets for the period presented:

	Level 3
	Excess MSRs(A)(B)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	Derivatives(C)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable(D)	Total
Balance at December 31, 2023 (As Restated)	$271,150	$8,405,938	$376,881	$804,029	$23,804	$513,381	$1,274,005	$429,550	$2,232,913	$14,331,651
Transfers
Transfers from Level 3	—	—	—	—	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	—	106	—	—	—	106
Gain (loss) included in net income
Credit losses on securities(E)	—	—	—	(662)	—	—	—	—	—	(662)
Servicing revenue, net(F)
Included in servicing revenue(F)	—	84,175	—	—	—	—	—	—	—	84,175
Change in fair value of
Excess MSRs(E)	(1,867)	—	—	—	—	—	—	—	—	(1,867)
Excess MSRs, equity method investees(E)	—	—	—	—	—	—	—	—	—	—
Servicer advance investments	—	—	8,115	—	—	—	—	—	—	8,115
Consumer loans	—	—	—	—	—	—	(30,117)	—	—	(30,117)
Residential mortgage loans	—	—	—	—	—	5,596	—	—	—	5,596
Gain (loss) on settlement of investments, net	—	—	—	36	—	—	—	—	—	36
Other income (loss), net(E)	—	—	—	2,860	(9,612)	1,824	—	—	14,873	9,945
Gains (losses) included in OCI(G)	—	—	—	737	—	—	—	—	—	737
Interest income	2,446	—	7,315	8,496	—	—	10,152	1,094	—	29,503
Purchases, sales and repayments
Purchases, net(H)	—	—	212,656	17,579	—	216,405	4,113	—	—	450,753
Proceeds from sales	—	671		—	—	(17,766)	—	—	—	(17,095)
Proceeds from repayments	(16,618)	$—	(230,456)	(39,540)	—	(16,042)	(154,354)	(37,670)	(505,091)	(999,771)
Originations and other	—	215,939	—	—	(61)	45	—	—	642,049	857,972
Balance at March 31, 2024 (As Restated)	$255,111	$8,706,723	$374,511	$793,535	$14,131	$703,549	$1,103,799	$392,974	$2,384,744	$14,729,077
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
(F)See Note 6 for further details on the components of servicing revenue, net.
(G)Gain (loss) included in unrealized gain (loss) on available-for-sale securities, net in the Consolidated Statements of Comprehensive Income.
(H)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.

The following table summarizes the changes in the Company’s Level 3 financial liabilities for the period presented, as restated:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of Consolidated Funds	Mortgage Loans Receivable Notes Payable of CFE	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$772,925
Gains (losses) included in net income
Other income(A)	(411)	(34)	5,064	4,619
Purchases, sales and repayments
Proceeds from sales	—	—	—	—
Payments	(13,437)	—	—	(13,437)
Balance at March 31, 2024	$221,922	$218,123	$324,062	$764,107

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

See Note 21 in the Company’s Amended 2023 Form 10-K/A for a listing of criteria used to determine the significant inputs for each asset class.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Real Estate and Other Securities Valuation

Rithm Capital’s real estate and other securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the US Department of the Treasury and are classified as Level 1. The table below is as of March 31, 2024, as restated.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Agency	$9,751,506	$9,549,450	$9,566,210	$—	$9,566,210	2
Non-Agency	9,741,326	765,827	581,539	211,996	793,535	3
Total	$19,492,832	$10,315,277	$10,147,749	$211,996	$10,359,745
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

For 60.3% of Non-Agency securities, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency (As Restated)	$478,826	0.0% – 12.6% (6.6%)	0.0% – 20.0% (11.7%)	0.0% – 2.0% (1.0%)	0.0% – 49.0% (18.7%)
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

Residential Mortgage Loans Valuation

Rithm Capital, through Newrez, originates residential mortgage loans that it intends to sell into Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securitizations. Residential mortgage loans HFS, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Newrez also originates non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau that it intends to sell to private investors. Residential mortgage loans HFS, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans HFS for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

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

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired mortgage loans receivable	$73,934	10.7%	—%	1.8% – 2.5% (2.1%)	25.0%
Originated mortgage loans receivable	1,968,979	9.6%	N/A	N/A	N/A
Mortgage loans receivable, at fair value	$2,042,913

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

Consolidated Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans and mortgage loans receivable which are held as part of consolidated CFEs. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 21 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans and mortgage loans receivable, which are assets of the consolidated CFEs, are included in Investments, at fair value and other assets, on the Company’s Consolidated Balance Sheets. The notes issued by the consolidated CFEs are included in Notes payable, at fair value and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in Realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations. The securitized residential mortgage loans, mortgage loans receivable, and the notes issued by the Company’s CFEs are classified as Level 2.

Loan securitizations (As Restated)	Investments at fair value	Notes payable at fair value
Residential mortgage loans	$3,257,446	2,800,532

Rithm Capital classifies securitized mortgage loans receivable as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-agency securities described above. The following table summarizes the inputs used in valuing the notes payable:

Loan securitizations (As Restated)	Investments at Fair Value	Notes Payable at Fair Value	Spread	Prepayment Rate(A)	CDR(B)	Loss Severity(C)
Mortgage loans receivable	$341,831	$324,062	2.3% - 6.6% (2.6%)	50.0%	3.0%	15.0%
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

For a discussion of the restatement, refer to Note 3.

21. VARIABLE INTEREST ENTITIES (AS RESTATED)

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

For certain consolidated VIEs that meet the definition of a CFE, which is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, Rithm Capital has elected to account for the assets and liabilities of these entities under the CFE measurement alternative. The CFE measurement alternative allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity. The assets of the consolidated CFEs can only be used to settle obligations and liabilities of these consolidated CFEs and are not available for general use by the Company. The liabilities of these consolidated CFEs are liabilities only of these entities and creditors have no recourse to the Company for the consolidated CFEs’ liabilities.

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

Consolidated CFEs:

Loan Securitizations - Mortgage Loans Receivable

Rithm Capital sponsors securitization trusts, classified as VIEs, that issue securitized debt collateralized by mortgage loans receivable and for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitizations trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities. Refer to Note 3 for further details.

As of March 31, 2024, the trusts’ assets consist of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $341.8 million and an aggregate principal limit of approximately $487.2 million. Refer to Note 20 regarding the fair value measurements of consolidated loan securitizations.

Loan Securitizations - Residential Mortgage Loans

Rithm Capital sponsors certain mortgage securitization trusts, considered VIEs, to securitize performing Non-QM loans and seasoned mortgage loans. The Company consolidates certain trusts for which it is the primary beneficiary. The Company acts as the primary servicer for such trusts and therefore has the ability to direct activities that could impact these trusts’ economic performance. Generally, the Company retains a vertical tranche of notes issued by these trusts for risk retention purposes in addition to the most subordinated tranches and “interest only” interests. Such retained interests are eliminated in consolidation. Depending on the type of the securitization, the underlying pool of assets may consist of performing, amortizing and interest

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
only, fixed rate and adjustable rate mortgage loans secured by first liens on single family residential properties, planned unit developments and condominiums.

The assets of these consolidated loan securitizations may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities. Refer to Note 3 for further details.

As of March 31, 2024, the Notes payable at fair value of Liabilities of consolidated CFEs due to third parties had a fair value of $2.8 billion. Rithm’s retained interest in the consolidated CFEs was $0.5 billion. Refer to Note 20 regarding the fair value measurements of consolidated loan securitizations and to Note 3 for further information.

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

See Notes 19 and 20 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the restated carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Consolidated CFEs(B)			Total
					Loan Securitizations - Mortgage Loans Receivable	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
March 31, 2024 (As Restated)
Assets
Servicer advance investments, at fair value	$364,843	$—	$—	—	$—	$—	$—	$364,843
Residential mortgage loans, HFS, at fair value	—	—	1,177,451	—	—	—	—	1,177,451
Consumer loans	—	—	—	267,948	—	—	—	267,948
Assets of consolidated CFEs - investments	—	—	—	—	341,831	3,257,446	338,337	3,937,614
Cash and cash equivalents	5,532	18,000	—	—	—	—	—	23,532
Restricted cash	7,885	—	9,381	6,232	11,607	16,155	10,856	62,116
Other assets	9	631	—	4,051	4,888	89	850	10,518
Total Assets	$378,269	$18,631	$1,186,832	$278,231	$358,326	$3,273,690	$350,043	5,844,022
Liabilities
Secured financing agreements(A)	—	—	1,052,769	—	—	—	—	1,052,769
Secured notes and bonds payable(A)	265,776	—	—	221,922	—	—	—	487,698
Notes payable of consolidated CFEs(A)	—	—	—	—	324,062	2,800,532	218,123	3,342,717
Accrued expenses and other liabilities	2,505	2,366	6,128	1,587	371	16,156	5,065	34,178
Total Liabilities	$268,281	$2,366	$1,058,897	$223,509	$324,433	$2,816,688	$223,188	$4,917,362

December 31, 2023 (As Restated)
Assets
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, HFS, at fair value	—	—	1,112,097	—	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	—	285,632
Assets of consolidated CFEs - investments	—	—	—	—	353,594	3,038,587	321,856	3,714,037
Cash and cash equivalents	5,381	18,159	—	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	7,572	6,263	18,013	52,535
Other assets	9	688	—	4,325	4,532	—	1,060	10,614
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$365,698	$3,044,850	$340,929	$5,566,258
Liabilities
Secured financing agreements(A)	—	—	996,845	—	—	—	—	996,845
Secured notes and bonds payable(A)	274,404	—	—	235,770	—	—	—	510,174
Notes payable of consolidated CFEs(A)	—	—	—	—	318,998	2,618,082	218,157	3,155,237
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	372	6,262	1,763	20,132
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$319,370	$2,624,344	$219,920	$4,682,388
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

	March 31, 2024	December 31, 2023
	(As Restated)
Residential mortgage loan UPB and other collateral	$8,012,829	$8,237,692
Weighted average delinquency(A)	5.4%	5.3%
Net credit losses	$162,602	$162,061
Face amount of debt held by third parties	$7,361,326	$7,596,408

Carrying value of bonds retained by Rithm Capital(B)(C)	$554,438	$543,447
Year to date cash flows received by Rithm Capital on these bonds	$21,320	$91,401
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 20 for details on unobservable inputs.

The following table summarizes the Company’s involvement with VIEs related to the asset management business that are not consolidated. The Company’s involvement, through Sculptor, is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 18.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 7), the Newrez Joint Ventures (Note 9), consumer loans (Note 10) and Sculptor investments.

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

For a discussion of the restatement, refer to Note 3.

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

23. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

Capital Commitments — As of March 31, 2024, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 6 for MSR investment commitments and to Note 27 for additional capital commitments entered into subsequent to March 31, 2024, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Capital’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Refer to Notes 6 and 7 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2024, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $52.6 million and $1.8 billion, respectively. See Note 6 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Mortgage Loans Receivable (As Restated) — Genesis and Rithm Capital had commitments to fund up to $829.3 million and $2.0 million, respectively, of additional advances on existing mortgage loans as of March 31, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

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

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 19 for a further discussion of the Company’s debt obligations.

24.    RELATED PARTY TRANSACTIONS (AS RESTATED)

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

Investments in Consolidated Loan Securitizations

The Company retains beneficial interests in consolidated loan securitization trusts that it sponsors. Refer to Note 21 for additional details.

Other Commitments

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 18 for additional details.

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
26.    ASSET MANAGEMENT REVENUES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A. “Risk Factors” of this Amendment and Item 1A. “Risk Factors” of our Amended 2023 Form 10-K/A.

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

Restatement of Previously Issued Unaudited Consolidated Financial Statements

As described under the heading “Explanatory Note” above and in Note 3 to our Consolidated Financial Statements in this Amendment, we are restating our previously issued unaudited consolidated financial statements for the quarter ended March 31, 2024. As a result, certain of the previously reported financial information for the quarter ended March 31, 2024 in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatement. In addition, certain prior period financial information included herein was restated in our Amended 2023 Form 10-K/A and is presented as restated in this report. See our Amended 2023 Form 10-K/A for information on prior period restated financial information.

Other than the updated amounts impacted by the restatement, this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations has not been substantively amended, updated or changed from the disclosures and analysis included in the Original Form 10-Q and does not reflect any information or events occurring after May 3, 2024, the filing date of the Original Form 10-Q, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are structured as an internally managed REIT for US federal income tax purposes. Rithm Capital became a publicly-traded entity on May 15, 2013.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor and its affiliates. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto and as amended by Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement). For more information about our investment guidelines, see “Part I, Item 1. Business—Investment Guidelines” of our Amended 2023 Form 10-K/A.

As of March 31, 2024, we had approximately $47.9 billion in total assets, as restated, and approximately $32.3 billion in assets under management (“AUM”).

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

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Amendment for a discussion of interest rate risk and its impact on fair value.

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

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
March 31, 2024 (As Restated)
Investments	$10,844,061	$18,750,436	$2,042,913	$211,996	$—	$31,849,406
Cash and cash equivalents	468,355	505,162	60,713	82,460	19,747	1,136,437
Restricted cash	237,186	93,654	43,851	8,248	—	382,939
Other assets	3,427,033	6,044,513	128,310	829,427	23,600	10,452,883
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs(A)	—	3,273,690	358,326	350,043	—	3,982,059
Total assets	$15,001,011	$28,672,547	$2,689,844	$1,528,832	$43,347	$47,935,581
Debt	$7,621,241	$18,446,477	$1,657,136	$442,350	$1,030,566	$29,197,770
Other liabilities	3,294,952	4,415,974	20,064	214,043	185,097	8,130,130
Liabilities of consolidated CFEs(A)	—	2,816,688	324,433	223,188	—	3,364,309
Total liabilities	10,916,193	25,679,139	2,001,633	879,581	1,215,663	40,692,209
Total equity	4,084,818	2,993,408	688,211	649,251	(1,172,316)	7,243,372
Noncontrolling interests in equity of consolidated subsidiaries	8,051	43,426	—	42,343	—	93,820
Total Rithm Capital stockholders’ equity	$4,076,767	$2,949,982	$688,211	$606,908	$(1,172,316)	$7,149,552
Investments in equity method investees	$—	$117,146	$—	$102,000	$—	$219,146
December 31, 2023 (As Restated)
Investments	$9,413,923	$13,322,960	$1,879,319	$226,486	$—	$24,842,688
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
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

(C)Represents Gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 9 to our consolidated financial statements).
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

For the three months ended March 31, 2024, funded loan origination volume was $10.8 billion, up from $8.9 billion in the prior quarter. Gain on sale margin for the three months ended March 31, 2024 was 1.20%, 3 basis points lower than the 1.23% for the prior quarter, primarily due to channel mix (refer to the tables above).

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
(B)Excess MSRs serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and SLS, we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 7) on $14.9 billion UPB underlying these Excess MSRs.

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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

March 31, 2024
Principal and interest advances	$54,452
Escrow advances (taxes and insurance advances)	145,846
Foreclosure advances	112,973
Total	$313,271

Real Estate Securities

Agency RMBS and US Treasuries

The following table summarizes our Agency RMBS and US Treasury portfolio as of March 31, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$9,751,506	$9,549,450	$41,444	$(24,684)	$9,566,210	47	11	3.9%	$8,068,654
Treasury Notes	$4,500,000	$4,481,415	$—	$(8,759)	$4,472,656	7	4.1	N/A	$4,488,915
Treasury Bills	25,000	24,885	N/A	N/A	24,885	1	0.1	N/A	—
Total/weighted average	$14,276,506	$14,055,750	$41,444	$(33,443)	$14,063,751	55	8.8	N/A	$12,557,569
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

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Act. We also retained bonds from our consolidated private label mortgage securitizations which eliminate in consolidation. Our ownership of these retained bonds are reflected in assets and liabilities of consolidated CFEs on the consolidated balance sheets, and are excluded from the tables below. See Note 21 to our consolidated financial statements for additional information regarding consolidated CFEs. As of March 31, 2024, 64.0% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of March 31, 2024, as restated (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Outstanding Repurchase Agreements
			Gains	Losses
Non-Agency RMBS	$9,525,914	$555,853	$89,748	$(64,062)	$581,539	$645,381
(A)Fair value, which is equal to carrying value for all securities.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of March 31, 2024, as restated (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total/weighted average(A)	728	$9,525,634	$555,853	$581,280	—%	4.8	2.9%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total/weighted average(A)	15.8	0.47	4.6%	1.3%	1.1%
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
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended March 31, 2024, as restated:

Net Interest Spread(A)
Weighted average asset yield	5.46%
Weighted average funding cost	7.44%
Net interest spread	(1.98)%
(A)The Non-Agency RMBS portfolio consists of 24.1% floating rate securities and 75.9% fixed-rate securities (based on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At March 31, 2024 and December 31, 2023, the Company pledged Non-Agency RMBS, including securities retained through consolidated securitizations, with a carrying value of approximately $1.0 billion and $1.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 19 to our consolidated financial statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2023 to March 31, 2024.

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

The following table presents the total residential mortgage loans outstanding by loan type at March 31, 2024, as restated (dollars in thousands):

	March 31, 2024 (As Restated)					December 31, 2023 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(E)	$3,453,537	$3,257,446	9,397	5.6%	26.8	$3,038,587
Total residential mortgage loans, held for investment, at fair value	$434,474	$365,398	8,070	8.1%	5.2	$379,044

Acquired performing loans(B)	64,851	54,056	1,841	8.0%	5.3	57,038
Acquired non-performing loans(C)	24,609	20,359	302	8.5%	6.0	21,839
Total residential mortgage loans, held-for-sale, at lower of cost or market	$89,460	$74,415	2,143	8.1%	5.5	$78,877

Acquired performing loans(B)(D)	$542,335	$490,552	2,979	5.7%	15.8	$400,603
Acquired non-performing loans(C)(D)	294,077	271,316	1,501	4.8%	23.1	204,950
Originated loans	2,864,943	2,929,832	9,029	6.8%	29.5	1,856,312
Total residential mortgage loans, held-for-sale, at fair value	$3,701,355	$3,691,700	13,509	6.5%	27.0	$2,461,865
Total residential mortgage loans, held-for-sale, at fair value/lower of cost or market	$3,790,815	$3,766,115	15,652			$2,540,742
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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.5% to 17.2% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2024, the average commitment size of our loans was $2.6 million, and the weighted average remaining term to contractual maturity of our loans was 13.4 months.

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

The following table summarizes certain information related to our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of and for the three months ended March 31, 2024, as restated (dollars in thousands):

Loans originated	$835,766
Loans repaid(A)	$423,269
Number of loans originated	367
Unpaid principal balance	$2,028,938
Total commitment	$2,714,916
Average total commitment	$3,018
Weighted average contractual interest(B)	10.4%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of March 31, 2024, as restated (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	293	24.5%	$1,521,362	56.0%	74.3% / 62.9%
Bridge	554	46.2%	893,342	32.9%	67.6%
Renovation	351	29.3%	300,212	11.1%	81.6% / 68.8%
Total	1,198	100.0%	$2,714,916	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes the geographic location of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of March 31, 2024, as restated (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	490	40.9%	$1,334,061	49.1%
Washington	80	6.7%	190,863	7.0%
Florida	106	8.8%	185,462	6.8%
New York	41	3.4%	181,550	6.7%
Georgia	40	3.3%	138,166	5.1%
Arizona	31	2.6%	111,712	4.1%
Virginia	16	1.3%	102,532	3.8%
Illinois	15	1.3%	89,767	3.3%
Texas	85	7.1%	69,693	2.6%
Colorado	25	2.1%	61,527	2.3%
Other US	269	22.5%	249,583	9.2%
Total	1,198	100.0%	$2,714,916	100.0%

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

For the three months ended March 31, 2024, the first full quarter of results, our asset management revenues were driven primarily by management fees. Operating expenses for the asset management business primarily consist of amortization of intangible assets, compensation and benefits, and office and professional expenses.

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

Our critical accounting policies as of March 31, 2024, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Amended 2023 Form 10-K/A.

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

Summary of Results of Operations (As Restated)

The following table summarizes the changes in our results of operations for the three months ended March 31, 2024, as restated, compared to the three months ended December 31, 2023, as restated. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended
	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)	QoQ Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,891	$481,928	$(12,037)
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839) and $(134,884), respectively)	84,175	(466,346)	550,521
Servicing revenue, net	554,066	15,582	538,484
Interest income	429,886	438,502	(8,616)
Gain on originated residential mortgage loans, HFS, net	142,458	96,395	46,063
Other revenues	58,348	58,495	(147)
	1,184,758	608,974	575,784
Asset Management
Asset management revenues	75,860	82,681	(6,821)
	1,260,618	691,655	568,963

Expenses
Interest expense and warehouse line fees	409,827	395,348	14,479
General and administrative	197,194	192,381	4,813
Compensation and benefits	235,778	222,457	13,321
	842,799	810,186	32,613
Other Income (Loss)
Realized and unrealized gains (losses), net	(44,846)	84,064	(128,910)
Other income (loss), net	7,926	(2,834)	10,760
	(36,920)	81,230	(118,150)
Income (Loss) Before Income Taxes	380,899	(37,301)	418,200
Income tax expense (benefit)	93,412	29,850	63,562
Net Income (Loss)	$287,487	$(67,151)	$354,638
Noncontrolling interests in income (loss) of consolidated subsidiaries	3,452	(2,020)	5,472
Dividends on preferred stock	22,395	22,395	—
Net Income (Loss) Attributable to Common Stockholders	$261,640	$(87,526)	$349,166

Servicing Revenue, Net (As Restated)

Servicing revenue, net consists of the following:

	Three Months Ended
	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)	QoQ Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$430,114	$451,093	$(20,979)
Ancillary and other fees	39,777	30,835	8,942
Servicing fee revenue, net and fees	469,891	481,928	(12,037)
Change in fair value due to:
Realization of cash flows	(116,839)	(134,884)	18,045
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	201,014	(331,462)	532,476
Servicing revenue, net	$554,066	$15,582	$538,484
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Changes in interest and prepayment rates	$270,174	$(512,099)	$782,273
Changes in discount rates	—	253,553	(253,553)
Changes in other factors	(69,160)	(72,916)	3,756
Change in valuation and assumptions	$201,014	$(331,462)	$532,476

The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2024	December 31, 2023	QoQ Change
GSE	$348,953	$351,642	$(2,689)
Non-Agency	47,806	48,929	(1,123)
Ginnie Mae	129,914	127,864	2,050
Total	$526,673	$528,435	$(1,762)

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	March 31, 2024	December 31, 2023	QoQ Change
Performing Servicing	$447,269	$445,838	$1,431
Special Servicing	130,218	122,155	8,063
Total Servicing Portfolio	$577,487	$567,993	$9,494

Servicing revenue, net increased $538.5 million, primarily driven by an increase in fair value of our MSR portfolio due to a change in assumptions driven by the quarter over quarter change in projected forward interest rates.

Interest Income (As Restated)

Interest income decreased $8.6 million quarter over quarter, primarily driven by lower outstanding balances on our Marcus loans and repayments of agency securities, partially offset by higher interest rates.

Gain on Originated Residential Mortgage Loans, HFS, Net (As Restated)

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

Gain on originated residential mortgage loans, HFS, net increased $46.1 million, primarily driven by an increase in pull through adjusted lock volume.

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

Asset Management Revenues

Asset management revenues decreased $6.8 million quarter over quarter, primarily due to lower incentive income driven by timing of realizations and distributions related to the asset management funds, offset by a full quarter of management fees in 2024 compared to a partial quarter during the fourth quarter of 2023.

Interest Expense and Warehouse Line Fees (As Restated)

Interest expense and warehouse line fees increased $14.5 million quarter over quarter, primarily due to an increase in borrowings related to treasury and agency purchases, partially offset by a decrease in floating rate MSR and advance financing.

General and Administrative (As Restated)

General and administrative expenses consists of the following:

	Three Months Ended
	March 31, 2024	December 31, 2023	QoQ Change
Legal and professional	$21,489	$38,348	$(16,859)
Loan origination	15,435	11,843	3,592
Occupancy	17,048	14,597	2,451
Subservicing	19,428	19,900	(472)
Loan servicing	5,591	6,074	(483)
Property and maintenance	32,264	31,747	517
Information Technology	41,202	34,044	7,158
Other	44,737	35,828	8,909
Total general and administrative expenses	$197,194	$192,381	$4,813

General and administrative expenses increased $4.8 million quarter over quarter, primarily driven by a full quarter of Asset Management operating expenses in 2024 compared to a partial quarter during the fourth quarter of 2023. The increase was partially offset by lower professional service fees attributable to Sculptor transaction expenses incurred in the fourth quarter of 2023.

Compensation and Benefits

Compensation and benefits expense increased $13.3 million quarter over quarter, primarily driven by a full quarter of Asset Management compensation expense in 2024 compared to a partial quarter during the fourth quarter of 2023.

Other Income (Loss) (As Restated)

The following table summarizes the components of other income (loss):

	Three Months Ended
	March 31, 2024 (As Restated)	December 31, 2023 (As Restated)	QoQ Change
Real estate and other securities	$(102,963)	$393,702	$(496,665)
Residential mortgage loans and REO	3,526	24,323	(20,797)
Derivative and hedging instruments	41,932	(313,880)	355,812
Notes and bonds payable	226	(18,733)	18,959
Consolidated CFEs(A)	16,412	13,457	2,955
Other(B)	(3,979)	(14,805)	10,826
Realized and unrealized gains (losses), net	(44,846)	84,064	(128,910)
Other income (loss), net	7,926	(2,834)	10,760
Total other income (loss)	$(36,920)	$81,230	$(118,150)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

Total other loss, inclusive of realized and unrealized gains (losses), net was $36.9 million in the first quarter of 2024 compared to income of $81.2 million in the fourth quarter of 2023.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this Report and in our Amended 2023 Form 10-K/A. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

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

Debt Obligations (As Restated)

The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and debt obligations related to consolidated funds (dollars in thousands):

	March 31, 2024									December 31, 2023
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities- Residential Mortgage Loans(D)	$3,087,260	$3,087,196	Apr-24 to Feb-26	6.9%	0.7	$3,514,478	$3,522,074	$3,438,132	28.8	$1,940,038
Warehouse Credit Facilities- Mortgage Loans Receivable(E)	1,457,135	1,457,135	May-24 to Dec-25	8.1%	1.5	1,749,029	1,761,010	1,761,010	1.2	1,337,010
Agency RMBS and Treasury(F)	12,557,569	12,557,569	Apr-24 to May-25	5.4%	0.4	12,962,940	12,773,350	12,817,767	6.8	8,152,469
Non-Agency RMBS(E)	645,381	645,381	Apr-24 to Oct-28	7.4%	0.6	15,812,493	974,002	1,002,578	7.0	610,189
SFR Properties(E)	27,914	27,914	Dec-24	8.2%	0.7	N/A	60,054	60,054	N/A	20,534
CLOs(G)	179,858	178,527	Jan-30 to Jul-35	6.3%	8.7	180,890	180,890	178,475	8.7	183,947
Commercial Notes Receivable	323,452	317,324	Dec-24	6.5%	0.7	429,240	364,977	364,977	N/A	317,096
Total Secured Financing Agreements	18,278,569	18,271,046		6.0%	0.6					12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	169,603	169,603	Oct-25	8.8%	1.4	58,577,476	226,825	261,420	5.8	181,522
MSRs(H)	4,458,873	4,452,608	Dec-24 to Nov-27	7.4%	1.7	521,148,213	6,480,406	8,657,165	7.6	4,800,728
Servicer Advance Investments(I)	270,705	270,705	Jul-24 to Mar-26	7.3%	1.9	313,271	352,275	374,511	8.4	278,042
Servicer Advances(I)	2,154,019	2,153,983	May-24 to Mar-26	7.2%	1.8	2,648,186	2,586,079	2,586,079	0.7	2,254,369
Residential Mortgage Loans(J)	650,000	650,000	May-24	6.8%	0.1	648,077	665,862	669,238	6.7	650,000
Consumer Loans(K)	971,627	943,821	Jun-28 to Sep 37	6.8%	4.1	1,154,642	1,123,851	1,103,799	1.8	1,106,974
SFR Properties(L)	832,972	791,612	Mar-26 to Sep-27	4.1%	3.1	N/A	946,603	946,603	N/A	789,174
Mortgage Loans Receivable(M)	200,000	200,000	Jul-26	5.8%	2.3	224,165	224,165	225,790	0.6	200,000
Secured Facility- Asset Management	75,000	69,652	Nov-25	8.8%	1.6	N/A	N/A	N/A	N/A	69,121
CLOs(G)	19,364	19,331	May-30 to Oct-34	6.8%	7.3	23,013	19,541	22,099	7.3	30,258
Total Secured Notes and Bonds Payable	9,802,163	9,721,315		6.9%	2.0					10,360,188
Notes Payable of Consolidated CFEs(N):
Consolidated funds(O)	222,250	218,123	May-37	5.0%	4.6	206,141	N/A	204,248	N/A	218,157
Residential Mortgage Loans	$3,015,722	$2,800,532	Mar-64	4.2%	26.8	3,453,537	N/A	3,257,446	26.8	$2,618,082
Mortgage Loans Receivable	$324,062	$324,062	Dec-26	5.6%	2.7	342,780	342,780	341,831	0.6	$318,998
	$3,562,034	$3,342,717								$3,155,237

Total/ Weighted Average	$31,642,766	$31,335,078		6.1%	3.6					$26,076,708
(A)Net of deferred financing costs.
(B)All debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $134.3 million as of March 31, 2024.
(D)Includes $224.7 million which bear interest at an average fixed-rate of 5.0% with the remaining having SOFR-based floating interest rates.
(E)SOFR-based floating interest rates. Includes repurchase agreements and related collateral on non-agency securities retained through consolidated securitizations.
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

Maturities

Our debt obligations as of March 31, 2024, as summarized in Note 19 to our consolidated financial statements, had contractual maturities as follows, as restated (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2024	$1,720,835	$17,491,706	$19,212,541
2025	258,952	2,845,222	3,104,174
2026	2,355,033	1,407,583	3,762,616
2027	734,614	420,000	1,154,614
2028	846,839	—	846,839
2029 and thereafter	3,561,982	1,050,000	4,611,982
	$9,478,255	$23,214,511	$32,692,766
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.0 billion, $5.0 billion, $0.2 billion and $3.3 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $17.3 billion, $5.3 billion, $0.6 billion and $— billion, respectively.

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

Borrowing Capacity

The following table summarizes our borrowing capacity as of March 31, 2024, as restated (in thousands):

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

Liabilities of Consolidated CFEs
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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25
December 31, 2023	January 2024	0.25
March 31, 2024	April 2024	0.25

Cash Flows (As Restated)

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
	2024 (As Restated)	2023 (As Restated)	Change
Beginning of period — cash, cash equivalents and restricted cash	1,697,095	1,629,328	$67,767

Net cash provided by (used in) operating activities	(1,314,546)	1,248,442	(2,562,988)
Net cash provided by (used in) investing activities	(4,050,190)	(602,156)	(3,448,034)
Net cash provided by (used in) financing activities	5,225,635	(459,965)	5,685,600

Net increase (decrease) in cash, cash equivalents and restricted cash	(139,101)	186,321	(325,422)

End of period — cash, cash equivalents and restricted cash	$1,557,994	$1,815,649	$(257,655)

Operating Activities (As Restated)

Net cash provided by (used in) operating activities were approximately $(1.3) billion and $1.2 billion, as restated, for the three months ended March 31, 2024 and 2023, respectively. Operating cash inflows for the three months ended March 31, 2024 primarily consist of proceeds from sales and principal repayments of residential mortgage loans, HFS, servicing fees received, net interest income received and net recoveries of servicer advances receivable. Operating cash outflows primarily consist of residential mortgage loans, HFS, loan originations, compensation and benefits, general and administrative expenses and subservicing fees paid.

Investing Activities (As Restated)

Net cash provided by (used in) investing activities were approximately $(4.1) billion and $(0.6) billion, as restated, for the three months ended March 31, 2024 and 2023, respectively. Investing activities for the three months ended March 31, 2024 primarily consist of cash paid for real estate and other securities, originations of mortgage loans receivable, the funding of servicer advance investments net of principal repayments from servicer advance investments, real estate securities, loans, consumer loans, mortgage loans receivable and net settlement of derivatives and treasury short sales, as well as related reverse repurchase agreements.

Financing Activities (As Restated)

Net cash provided by (used in) financing activities were approximately $5.2 billion and $(0.5) billion, as restated, for the three months ended March 31, 2024 and 2023, respectively. Financing activities for the three months ended March 31, 2024 primarily consist of borrowings net of repayments under debt obligations, margin deposits net of returns and payment of dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS (AS RESTATED)

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of March 31, 2024, there was $8.0 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

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

CONTRACTUAL OBLIGATIONS (AS RESTATED)

Our contractual obligations as of March 31, 2024 included all of the material contractual obligations referred to in our Amended 2023 Form 10-K/A, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the three months ended March 31, 2024:

•Derivatives – as described in Note 18 to our consolidated financial statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 19 to our consolidated financial statements, we borrowed additional amounts.

See Notes 17, 23 and 27 to our consolidated financial statements included in this report for information regarding commitments and material contracts entered into subsequent to March 31, 2024, if any. As described in Note 23, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $168.4 million of unfunded and available revolving credit privileges as of March 31, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $829.3 million, as restated, and $2.0 million, respectively, of additional advances on existing mortgage loans as of March 31, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)(A)
Mortgage basis change (bps)	March 31, 2024	December 31, 2023
+20bps	+25.3	+31.2
+10bps	+12.8	+15.7
-10bps	-12.8	-15.7
-20bps	-26.1	-32.0
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, previously evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer previously concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective. Subsequently, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the material weakness in the Company’s internal control over financial reporting described in Part II, Item 9A. “Controls and Procedures” of our Amended 2023 Form 10-K/A continued to exist as of March 31, 2024. As a result, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Remediation Plan and Status

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our Amended 2023 Form 10-K/A. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate. As of the date of this Form 10-Q/A, the material weakness described above has not yet been remediated.

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

The Company will evaluate the operation of these internal controls to determine whether they are operating effectively in order to remediate the material weakness. Refer to Part II, Item 9A. “Controls and Procedures - Remediation Plan and Status” of our Amended 2023 Form 10-K/A.

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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2024, there were no material changes to the Risk Factors disclosed in our Amended 2023 Form 10-K/A.

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

August 12, 2024

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 12, 2024