Form 10-Q
period 2024-06-30
Rithm Capital Corp.
filed 2024-08-12
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or
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
Common stock, $0.01 par value per share: 489,732,422 shares outstanding as of August 5, 2024.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the US Securities and Exchange Commission (“SEC”) on August 12, 2024 (such amendment, the “Amended 2023 Form 10-K/A”) as well as under Part II, Item 1A. “Risks Factors” included in this report. These risks include, among others:

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
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable laws, regulations and other requirements; significant increases in loan delinquencies; compliance with the terms of related servicing agreements; financing related to servicer advances, mortgage servicing rights (“MSRs”) and our origination business; expenses related to servicing high risk loans; unrecoverable or delayed recovery of servicing advances; foreclosure rates; servicer ratings; and termination of government mortgage refinancing programs;
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
•risks related to our Asset Management business, which includes Sculptor Capital Management, Inc. (“Sculptor”) and Sculptor’s funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risk related to investment professionals, leverage risk, diligence risk, liquidity risk, risks related to the liquidation of the funds and loss of management fees, valuation risk, risk related to minority investments, foreign investment risk, regulatory risk, risk related to hedging and risk management and investment strategy risk;
•our ability to successfully integrate the businesses and realize the anticipated benefits of the acquisition of Sculptor and the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC;
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
•risks related to the operations of our subsidiaries that are registered as a registered investment adviser under the Advisers Act of 1940 (the “Advisers Act”), including Sculptor and RCM GA Manager LLC (“RCM Manager”), which may impose limits on our operations;
•risks associated with our management of Great Ajax Corp. (“Great Ajax”), including, but not limited to, conflicts of interest related to RCM Manager’s, and members of our senior management’s, obligations to Great Ajax and termination of RCM Manager as the manager of Great Ajax and the loss of incentive income therefrom;
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
•impact from any of our current or future acquisitions and our ability to successfully integrate the acquired assets, entities, employees and assumed liabilities;

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
•risks related to our ability to maintain effective internal control over financial reporting, including our ability to remediate any existing material weakness and the timing of any such remediation; and
•risks related to the restatement of our consolidated financial statements included in our Amended 2023 Form 10-K/A and our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2024 (the “Amended Q1 Form 10-Q/A” and together with the Amended 2023 Form 10-K/A, the “Amended Reports”), including, but not limited to, regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impact on our stock price.
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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2024 (Unaudited)	December 31, 2023 (As Restated)
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$9,693,331	$8,405,938
Government and government-backed securities (includes $9,300,237 and $8,533,130 at fair value, respectively)	9,325,097	8,557,683
Residential mortgage loans, held-for-investment, at fair value	368,866	379,044
Residential mortgage loans, held-for-sale (includes $3,837,929 and $2,461,865 at fair value, respectively)(A)	3,910,823	2,540,742
Consumer loans, held-for-investment, at fair value(A)	946,367	1,274,005
Single-family rental (“SFR”) properties	1,025,324	1,001,928
Mortgage loans receivable, at fair value	2,049,266	1,879,319
Residential mortgage loans subject to repurchase	1,905,625	1,782,998
Cash and cash equivalents(A)	1,238,736	1,287,199
Restricted cash(A)	296,955	378,048
Servicer advances receivable	2,774,510	2,760,250
Reverse repurchase agreement	—	1,769,601
Other assets (includes $2,066,399 and $1,971,592 at fair value, respectively)(A)	4,251,186	3,948,852
Assets of consolidated CFEs(A):
Investments, at fair value and other assets	4,232,803	3,751,477
Total Assets	$42,018,889	$39,717,084

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$15,179,900	$12,561,283
Secured notes and bonds payable (includes $205,286 and $235,770 at fair value, respectively)(A)	9,955,891	10,360,188
Residential mortgage loan repurchase liability	1,905,625	1,782,998
Unsecured notes, net of issuance costs	1,197,294	719,004
Treasury securities payable	—	1,827,281
Dividends payable	139,004	135,897
Accrued expenses and other liabilities (includes $503,925 and $51,765 at fair value, respectively)(A)	2,644,728	2,065,761
Liabilities of consolidated CFEs(A):
Notes payable, at fair value and other liabilities	3,575,833	3,163,634
Total Liabilities	$34,598,275	$32,616,046

Commitments and Contingencies (Note 25)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 and 51,964,122 issued and outstanding, $1,299,104 and $1,299,104 aggregate liquidation preference, respectively	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 489,732,422 and 483,226,239 issued and outstanding, respectively	4,897	4,833
Additional paid-in capital	6,162,872	6,074,322
Retained earnings (accumulated deficit)	(143,185)	(373,141)
Accumulated other comprehensive income	44,755	43,674
Total Rithm Capital stockholders’ equity	7,326,593	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries	94,021	94,096
Total Equity	7,420,614	7,101,038
Total Liabilities and Equity	$42,018,889	$39,717,084
(A)The Company's Consolidated Balance Sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of June 30, 2024 and December 31, 2023, total assets of such consolidated VIEs were $5.1 billion and $5.6 billion, respectively, and total liabilities of such consolidated VIEs were $4.2 billion and $4.7 billion, respectively. See Note 20 for further details.

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$498,978	$465,347	$968,869	$935,004
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(165,138), $(139,410), $(281,977) and $(245,101), respectively)	(67,898)	22,032	16,277	(120,272)
Servicing revenue, net	431,080	487,379	985,146	814,732
Interest income	478,653	385,167	908,539	715,190
Gain on originated residential mortgage loans, held-for-sale, net	153,741	178,584	296,199	287,852
Other revenues	56,500	59,209	114,848	117,353
Asset management revenues	109,433	—	185,293	—
	1,229,407	1,110,339	2,490,025	1,935,127

Expenses
Interest expense and warehouse line fees	465,944	324,235	875,771	628,450
General and administrative	207,123	181,918	404,317	349,397
Compensation and benefits	270,448	189,606	506,226	378,486
	943,515	695,759	1,786,314	1,356,333

Other Income (Loss)
Realized and unrealized gains (losses), net	(14,769)	76,533	(59,615)	10,628
Other income (loss), net	19,042	(47,898)	26,968	(73,064)
	4,273	28,635	(32,647)	(62,436)
Income (loss) before income taxes	290,165	443,215	671,064	516,358
Income tax expense (benefit)	51,648	56,530	145,060	39,724
Net Income (loss)	$238,517	$386,685	$526,004	$476,634
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,961	6,889	6,413	5,589
Dividends on preferred stock	22,395	22,395	44,790	44,790
Net income (loss) attributable to common stockholders	$213,161	$357,401	$474,801	$426,255

Net Income (loss) per share of common stock
Basic	$0.44	$0.74	$0.98	$0.89
Diluted	$0.43	$0.74	$0.97	$0.88
Weighted average number of shares of common stock outstanding
Basic	486,721,836	483,091,792	485,029,307	480,642,680
Diluted	490,981,282	483,376,961	488,456,392	483,113,400

Dividends declared per share of common stock	$0.25	$0.25	$0.50	$0.50

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Net income (loss)	$238,517	$386,685	$526,004	$476,634
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	412	(677)	2,015	2,303
Cumulative translation adjustment, net	(204)	—	(1,074)	—
Deferred taxes	46	—	140	—
Comprehensive income (loss)	238,771	386,008	527,085	478,937
Comprehensive income (loss) attributable to noncontrolling interests	2,961	6,889	6,413	5,589
Dividends on preferred stock	22,395	22,395	44,790	44,790
Comprehensive income (loss) attributable to common stockholders	$213,415	$356,724	$475,882	$428,558

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	51,964,122	$1,257,254	483,477,713	$4,836	$6,075,080	$(232,119)	$44,501	$7,149,552	$93,820	$7,243,372
Dividends declared on common stock	—	—	—	—	—	(122,433)	—	(122,433)	—	(122,433)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital contributions	—	—	—	—	—	—	—	—	30,297	30,297
Capital distributions	—	—	—	—	—	—	—	—	(7,015)	(7,015)
Issuance of common stock	—	—	6,097,793	60	69,190	—	—	69,250	—	69,250
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and non-cash stock-based compensation	—	—	156,916	1	18,602	(1,794)		16,809	—	16,809
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	235,556	—	235,556	2,961	238,517
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	412	412	—	412
Cumulative translation adjustment, net	—	—	—	—	—	—	(204)	(204)	—	(204)
Deferred taxes	—	—	—	—	—	—	46	46	—	46
Total comprehensive income (loss)								235,810	2,961	238,771
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,755	$7,326,593	$94,021	$7,420,614

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	51,964,122	$1,257,254	483,017,747	$4,832	$6,062,051	$(470,562)	$40,631	$6,894,206	$60,337	$6,954,543
Dividends declared on common stock	—	—	—	—	—	(120,830)	—	(120,830)	—	(120,830)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(6,975)	(6,975)
Director share grants and non-cash stock-based compensation	—	—	302,859	2	6,562	(2,231)	—	4,333	—	4,333
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	379,796	—	379,796	6,889	386,685
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	(677)	(677)	—	(677)
Total comprehensive income (loss)								379,119	6,889	386,008
Balance at June 30, 2023	51,964,122	$1,257,254	483,320,606	$4,834	$6,068,613	$(236,222)	$39,954	$7,134,433	$60,251	$7,194,684

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(243,302)	—	(243,302)	—	(243,302)
Dividends declared on preferred stock	—	—	—	—	—	(44,790)	—	(44,790)	—	(44,790)
Capital contributions	—	—	—	—	—	—	—	—	32,435	32,435
Capital distributions	—	—	—	—	—	—	—	—	(12,881)	(12,881)
Issuance of common stock	—	—	6,097,793	60	69,190	—	—	69,250	—	69,250
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and non-cash stock-based compensation	—	—	408,390	4	19,360	(1,543)	—	17,821	—	17,821
Net income (loss)	—	—	—	—	—	519,591	—	519,591	6,413	526,004
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	2,015	2,015	—	2,015
Cumulative translation adjustment, net	—	—	—	—	—	—	(1,074)	(1,074)	—	(1,074)
Deferred taxes	—	—	—	—	—	—	140	140	—	140
Total comprehensive income (loss)								520,672	6,413	527,085
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,755	$7,326,593	$94,021	$7,420,614

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock	—	—	—	—	—	(241,584)	—	(241,584)	—	(241,584)
Dividends declared on preferred stock	—	—	—	—	—	(44,790)	—	(44,790)	—	(44,790)
Capital distributions	—	—	—	—	—	—	—	—	(12,405)	(12,405)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and non-cash stock-based compensation	—	—	318,159	2	6,687	(2,231)	—	4,458	—	4,458
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	471,045	—	471,045	5,589	476,634
Unrealized gain (loss) on available-for-sale securities, net	—	—	—	—	—	—	2,303	2,303	—	2,303
Total comprehensive income (loss)								473,348	5,589	478,937
Balance at June 30, 2023	51,964,122	$1,257,254	483,320,606	$4,834	$6,068,613	$(236,222)	$39,954	$7,134,433	$60,251	$7,194,684

See Notes to Consolidated Financial Statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023 (As Restated)
Cash Flows From Operating Activities
Net income (loss)	$526,004	$476,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	365,737	307,633
Change in fair value of equity investments	(17,263)	27,630
Change in fair value of secured notes and bonds payable	2,451	(2,049)
(Gain) loss on settlement of investments, net	(269,714)	(283,306)
(Gain) loss on sale of originated residential mortgage loans, held-for-sale, net	(296,199)	(287,852)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(3,151)	(7,472)
Accretion and other amortization	(45,137)	(29,892)
Provision (reversal) for credit losses on securities, loans and REO	1,268	3,009
Non-cash portions of servicing revenue, net	13,071	120,272
Deferred tax provision	145,217	39,626
Mortgage loans originated and purchased for sale, net of fees	(26,721,645)	(18,109,588)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	24,615,975	18,174,194
Interest received from servicer advance investments, RMBS, loans and other	20,744	27,874
Interest received from reverse repurchase agreements	39,333	—
Residential mortgage loan repayment proceeds of consolidated CFEs	181,653	130,704
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	166,550
Purchase of investments of consolidated CFEs	(12,378)	—
Proceeds from sale and repayments of investments of consolidated CFEs	10,309	—
Changes in:
Servicer advances receivable, net	240,698	377,567
Other assets	129,409	16,191
Accrued expenses and other liabilities	(126,322)	83,799
Net cash provided by (used in) operating activities	(1,199,940)	1,231,524
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(603,778)	—
Maturity of US Treasuries	25,000	—
Purchase of US Treasuries	(5,047,710)	(973,795)
Purchase of servicer advance investments	(400,652)	(445,470)
Purchase of Excess MSR	(122,887)	—
Purchase of government, government-backed and other securities	(1,330,079)	(2,898,237)
US Treasury sales and Treasury securities payable	4,673,753	—
Reverse repurchase agreements entered	(1,747,581)	—
Reverse repurchase agreements closed	2,020,226	—
Purchase of residential mortgage loans	—	(1,269)
Purchase of SFR properties, MSRs and other assets	(149,950)	(11,975)
Draws on revolving consumer loans	(10,098)	(13,493)
Origination of mortgage loans receivable	(1,324,448)	—
Net settlement of derivatives	372,808	291,174
Return of investments in Excess MSRs	22,270	16,489
Return of investments in equity method investees	25,376	—
Principal repayments from servicer advance investments	419,513	464,921
Principal repayments from government, government, government-backed and other securities	400,802	305,887
Principal repayments from residential mortgage loans	24,022	21,364
Principal repayments from consumer loans	300,193	86,164
Principal repayments from mortgage loans receivable	798,720	—
Mortgage loans receivable repayment proceeds of consolidated CFEs	236,753	—
Loan originations and draws of consolidated CFEs	(4,766)	—
Proceeds from sale of MSRs and MSR financing receivables	(2,404)	424,034
Proceeds from sale of government, government-backed and other securities	—	1,869,053
Proceeds from sale of REO	13,612	13,175
Net cash provided by (used in) investing activities	(1,411,305)	(851,978)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023 (As Restated)
Cash Flows From Financing Activities
Repayments of secured financing agreements	(39,071,785)	(24,321,697)
Repayments of warehouse credit facilities	(26,874,997)	(18,980,639)
Repayment of unsecured senior notes	(275,000)	—
Net settlement of margin deposits under repurchase agreements and derivatives	(502,647)	(411,796)
Repayments of secured notes and bonds payable	(2,959,966)	(3,538,076)
Deferred financing fees	(12,225)	(11,740)
Dividends paid on common and preferred stock	(286,596)	(284,262)
Borrowings under secured financing agreements	40,053,308	26,093,901
Borrowings under warehouse credit facilities	28,510,564	18,706,720
Borrowings under Notes Receivable Financing	352,683	—
Borrowings under secured notes and bonds payable	2,353,384	2,425,593
Proceeds from issuance of debt obligations of consolidated CFEs	874,615	150,586
Repayments of debt obligations of consolidated CFEs	(515,338)	(127,404)
Proceeds from issuance of unsecured senior notes	767,103	—
Issuance of common and preferred stock	69,250	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	32,435	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(12,881)	(12,405)
Purchase of noncontrolling interest in the SpringCastle Loans	(26,042)	—
Net cash provided by (used in) financing activities	2,475,865	(311,219)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(135,380)	68,327

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,697,095	1,629,328

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,561,715	$1,697,655

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$838,256	$680,330
Cash paid during the period for income taxes	2,956	1,798

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	143,199	143,225
Transfer from residential mortgage loans to REO and other assets	8,841	14,662
Residential mortgage loans subject to repurchase	1,905,625	1,296,097
Cashless exercise of 2020 warrants (par)	—	93
Seller financing in Marcus loan acquisition	—	1,317,347

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

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and, more recently, broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enables it to maximize the value of its investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. Rithm Capital operates its asset management business primarily through its wholly-owned subsidiary, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates. Sculptor, acquired on November 17, 2023, is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

As of June 30, 2024, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate.

Rithm Capital’s servicing and origination businesses operated through its wholly-owned subsidiaries Newrez, New Residential Mortgage LLC (“NRM”) and Caliber Home Loans Inc. (“Caliber”), through December 31, 2023. The operations of Caliber were fully integrated into Newrez in the fourth quarter of 2023. The Company’s residential mortgage origination business sources and originates loans through four distinct channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients performing and special servicing capabilities. Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), its company focused on the acquisition and management of the SFR properties and (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business. The Company also has investments in Guardian Asset Management (“Guardian”), a national provider of field services and property management services.

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“US”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

Newrez sells substantially all of the mortgage loans that it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the GSEs and Ginnie Mae. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), US Department of Agriculture or Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such agencies.

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

Acquisition of Computershare Mortgage Services Inc.

On May 1, 2024, Rithm Capital completed the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and the simultaneous merger of SLS and Newrez, for a purchase price of approximately $708 million (the “Computershare Acquisition”). The Computershare Acquisition included approximately $56.0 billion unpaid principal balance (“UPB”) of mortgage servicing rights (“MSRs”) and $98 billion of third-party servicing UPB, along with SLS’s origination services business. Refer to Note 3 for further information.

Transactions with Great Ajax Corp.

On June 11, 2024, Rithm Capital completed a transaction with Great Ajax Corp., a publicly traded mortgage REIT (“Great Ajax”). As part of the transaction, RCM GA Manager, a subsidiary of Rithm Capital, entered into a management agreement to serve as Great Ajax’s external manager. In connection with the transaction, Rithm Capital purchased 2.9 million shares of Great Ajax common stock for $14 million, equal to 6.3% of shares of Great Ajax common stock outstanding as of June 30, 2024. In addition, during the quarter, Great Ajax issued five-year warrants to Rithm Capital, exercisable for shares of Great Ajax’s common stock. Refer to Note 26 for further details.

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

Restatement of Previously Issued Financial Statements – On July 22, 2024, the Audit Committee of the Company’s Board of Directors concluded that certain prior period financial statements needed to be restated to account for the consolidation of certain mortgage securitization trusts and other immaterial adjustments. As a result, on August 12, 2024, the Company filed an Amendment No. 1 on Form 10-K/A (the “Amended 2023 Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2023, as well as an Amendment No. 1 on Form 10-Q/A (the “Amended Q1 Form 10-Q/A,” and, together with the Amended 2023 From 10-K/A, the “Amended Reports”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Such prior period financial statements are presented herein as restated.

Certain prior period financial information contained in the consolidated unaudited financial statements refers to the restated financial information as of such periods contained in the Amended Reports, as applicable, and the Consolidated Financial Statements and accompanying notes contained in this report should be read in conjunction with the Amended Reports.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s Excess mortgage servicing rights (“Excess MSRs”), MSRs, MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization entities (securities issued as such, known as “Non-Agency”) and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

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

See Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Amended 2023 Form 10-K/A for the complete listing of the significant accounting policies.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The new standard became effective for the Company’s interim and annual periods beginning January 1, 2024. The Company’s adoption of the new standard did not have a material effect on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for the Company’s annual period ending December 31, 2024 and interim periods starting in 2025. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. The new disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted.

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profit interests and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation-Stock Compensation. The ASU’s amendments are effective for the Company beginning January 1, 2025, including interim periods within those years. The Company does not expect the adoption of ASU 2024-01 to have a material effect on its consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

3. BUSINESS ACQUISITIONS

Acquisition of Computershare Mortgage Services Inc.

Rithm Capital completed the Computershare Acquisition and simultaneous merger of SLS and Newrez in May 2024 as part of its strategy to expand its subservicing capabilities. Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to Computershare Acquisition during the quarter:

($ in millions)	Computershare
Total Consideration	$708.0

Assets
Residential mortgage loans, held-for-sale	2.4
Servicer advances receivable	275.8
Mortgage servicing rights, at fair value	696.5
Cash and cash equivalents	102.0
Restricted cash	2.2
Other assets	84.0
Total Assets Acquired	$1,162.9

Liabilities
Accrued expenses and other liabilities	236.1
Secured notes and bonds payable	190.6
Total Liabilities Assumed	$426.7

Noncontrolling interest	$—

Net Assets	$736.2

Bargain Purchase Gain	$28.2

On May 1, 2024, Rithm Capital acquired 100% of the outstanding equity interests of Computershare and certain affiliated companies, including SLS, for a GAAP purchase price of $708.0 million. At the time of acquisition, SLS and Newrez merged. Upon completing the Computershare Acquisition, the consideration transferred for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Computershare, resulting in an economic gain (“Bargain Purchase”). Rithm Capital completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $28.2 million, which has been included in Other income (loss), net within the Consolidated Statements of Operations for the six months ended June 30, 2024. The bargain purchase gain was primarily driven by the change in fair value of acquired MSR between the signing and closing dates of the acquisition as well as projected integration costs to be incurred after acquisition and not included in the acquired liabilities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete are related to Servicer advance receivables, mortgage servicing rights, other assets and other liabilities. The final acquisition accounting adjustments, including those resulting from conforming Computershare’s accounting policies to those of Rithm Capital’s, could differ materially.

The results of Computershare’s operations have been included in the Company’s Consolidated Statements of Operations from May 1, 2024 through June 30, 2024 and represent $33.6 million of revenue and $19.3 million of net income. Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $14.9 million of Computershare Acquisition related costs that were expensed for the six months ended June 30, 2024. These costs are grouped and presented within Compensation and benefits and General and administrative expenses in the Consolidated Statements of Operations.

The following table presents the details of identifiable intangible assets acquired:

($ in millions)	Estimated Useful Life	Amount
Customer Relationships	4.5	$16.0
Total identifiable intangible assets		$16.0

Rithm Capital amortizes finite lived intangible assets on a straight-line basis over their respective useful lives.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and six months ended June 30, 2024 and 2023 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Pro Forma (in millions)	2024	2023	2024	2023
Revenues	$1,246.2	$1,216.7	$2,623.9	$2,089.2
Income (loss) before income taxes	294.7	458.7	695.7	501.5

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming of accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Computershare Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Computershare Acquisition occurred on January 1, 2023, the beginning of the earliest period presented.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
4. SEGMENT REPORTING

Rithm Capital conducts its business through five reportable segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Company aggregated the segments to reflect its approach to allocating capital and making investment decisions to its portfolio assets. The Investment Portfolio consists of previously segregated segments (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments previously reflected within the Corporate segment. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, senior unsecured notes (Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended June 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$442,016	$56,962	$—	$—	$—	$498,978
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(165,138))	(127,401)	59,503	—	—	—	(67,898)
Servicing revenue, net	314,615	116,465	—	—	—	431,080
Interest income	178,445	235,662	59,573	4,971	2	478,653
Gain on originated residential mortgage loans, HFS, net	155,771	(2,030)	—	—	—	153,741
Other investment portfolio revenues	—	56,500	—	—	—	56,500
Asset management revenues	—	—	—	109,433	—	109,433
Total revenues	648,831	406,597	59,573	114,404	2	1,229,407
Interest expense and warehouse line fees	152,477	254,331	29,106	8,333	21,697	465,944
General and administrative	91,057	60,704	6,306	31,440	17,616	207,123
Compensation and benefits	184,853	3,478	9,113	51,982	21,022	270,448
Total operating expenses	428,387	318,513	44,525	91,755	60,335	943,515
Realized and unrealized gains (losses), net	—	(41,975)	18,739	8,467	—	(14,769)
Other income (loss), net	27,293	(8,810)	(2,116)	2,675	—	19,042
Total other income (loss)	27,293	(50,785)	16,623	11,142	—	4,273
Income (loss) before income taxes	247,737	37,299	31,671	33,791	(60,333)	290,165
Income tax expense (benefit)	38,960	2,909	1,952	7,827	—	51,648
Net income (loss)	208,777	34,390	29,719	25,964	(60,333)	238,517
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,016	1,110	—	835	—	2,961
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$207,761	$33,280	$29,719	$25,129	$(82,728)	$213,161

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Six Months Ended June 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$839,494	$129,375	$—	$—	$—	$968,869
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(281,977))	(34,040)	50,317	—	—	—	16,277
Servicing revenue, net	805,454	179,692	—	—	—	985,146
Interest income	318,466	460,805	124,293	4,971	4	908,539
Gain on originated residential mortgage loans, HFS, net	301,640	(5,441)	—	—	—	296,199
Other investment portfolio revenues	—	114,848	—	—	—	114,848
Asset management revenues(A)	—	—	—	185,293	—	185,293
Total revenues	1,425,560	749,904	124,293	190,264	4	2,490,025
Interest expense and warehouse line fees	283,651	482,405	61,520	15,954	32,241	875,771
General and administrative	174,621	127,701	11,060	63,375	27,560	404,317
Compensation and benefits	338,659	8,221	20,416	115,094	23,836	506,226
Total operating expenses	796,931	618,327	92,996	194,423	83,637	1,786,314
Realized and unrealized gains (losses), net	—	(104,545)	43,305	1,625	—	(59,615)
Other income (loss), net	27,257	(5,128)	(1,842)	6,644	37	26,968
Total other income (loss)	27,257	(109,673)	41,463	8,269	37	(32,647)
Income (loss) before income taxes	655,886	21,904	72,760	4,110	(83,596)	671,064
Income tax expense (benefit)	135,161	4,157	1,619	4,123	—	145,060
Net income (loss)	520,725	17,747	71,141	(13)	(83,596)	526,004
Noncontrolling interests in income (loss) of consolidated subsidiaries	1,071	3,147	—	2,195	—	6,413
Dividends on preferred stock	—	—	—	—	44,790	44,790
Net income (loss) attributable to common stockholders	$519,654	$14,600	$71,141	$(2,208)	$(128,386)	$474,801
(A)Includes $4.9 million of asset management related interest income (Note 22).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
June 30, 2024
Investments	$11,635,825	$13,633,989	$2,049,266	$—	$—	$27,319,080
Cash and cash equivalents	614,849	466,450	48,894	105,895	2,648	1,238,736
Restricted cash	153,526	94,085	36,020	13,324	—	296,955
Other assets	3,835,566	3,714,972	107,794	1,117,622	23,504	8,799,458
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs	—	3,359,187	519,604	354,012	—	4,232,803
Total assets	$16,264,142	$21,273,775	$2,817,309	$1,637,511	$26,152	$42,018,889
Debt	$8,586,918	$14,663,902	$1,611,055	$439,520	$1,031,690	$26,333,085
Other liabilities	3,669,928	551,537	21,963	234,000	211,929	4,689,357
Liabilities of consolidated CFEs	—	2,899,877	452,230	223,726	—	3,575,833
Total liabilities	12,256,846	18,115,316	2,085,248	897,246	1,243,619	34,598,275
Total equity	4,007,296	3,158,459	732,061	740,265	(1,217,467)	7,420,614
Noncontrolling interests in equity of consolidated subsidiaries	8,849	40,789	—	44,383	—	94,021
Total Rithm Capital stockholders’ equity	$3,998,447	$3,117,670	$732,061	$695,882	$(1,217,467)	$7,326,593
Investments in equity method investees	$23,436	$66,248	$—	$113,355	$—	$203,039

December 31, 2023 (As Restated)
Total Assets	$13,671,626	$21,824,007	$2,498,132	$1,694,954	$28,365	$39,717,084

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended June 30, 2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$359,854	$105,493	$—	$—	$—	$465,347
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,410))	45,767	(23,735)	—	—	—	22,032
Servicing revenue, net	405,621	81,758	—	—	—	487,379
Interest income	129,239	206,340	49,588	—	—	385,167
Gain on originated residential mortgage loans, HFS, net	144,318	34,266	—	—	—	178,584
Other investment portfolio revenues	—	59,209	—	—	—	59,209
Asset management revenues	—	—	—	—	—	—
Total revenues	679,178	381,573	49,588	—	—	1,110,339
Interest expense and warehouse line fees	110,219	181,085	24,359	—	8,572	324,235
General and administrative	75,538	85,624	4,440	—	16,316	181,918
Compensation and benefits	161,600	7,963	10,355	—	9,688	189,606
Total operating expenses	347,357	274,672	39,154	—	34,576	695,759
Realized and unrealized gains (losses), net	274	58,633	17,626	—	—	76,533
Other income (loss), net	(5,179)	(31,211)	(822)	—	(10,686)	(47,898)
Total other income (loss)	(4,905)	27,422	16,804	—	(10,686)	28,635
Income (loss) before income taxes	326,916	134,323	27,238		(45,262)	443,215
Income tax expense (benefit)	49,207	8,304	(981)	—	—	56,530
Net income (loss)	277,709	126,019	28,219	—	(45,262)	386,685
Noncontrolling interests in income (loss) of consolidated subsidiaries	386	6,503	—	—	—	6,889
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net income (loss) attributable to common stockholders	$277,323	$119,516	$28,219	$—	$(67,657)	$357,401

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Six Months Ended June 30, 2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$709,278	$225,726	$—	$—	$—	$935,004
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(245,101))	8,241	(128,513)	—	—	—	(120,272)
Servicing revenue, net	717,519	97,213	—	—	—	814,732
Interest income	239,005	376,926	99,259	—	—	715,190
Gain on originated residential mortgage loans, HFS, net	252,539	35,313	—	—	—	287,852
Other investment portfolio revenues	—	117,353	—	—	—	117,353
Asset management revenues	—	—	—	—	—	—
Total revenues	1,209,063	626,805	99,259	—	—	1,935,127
Interest expense and warehouse line fees	221,288	338,995	50,198	—	17,969	628,450
General and administrative	156,370	160,317	8,569	—	24,141	349,397
Compensation and benefits	322,114	15,099	22,457	—	18,816	378,486
Total operating expenses	699,772	514,411	81,224	—	60,926	1,356,333
Realized and unrealized gains (losses), net	251	(6,250)	16,627	—	—	10,628
Other income (loss), net	(18,606)	(36,481)	891	—	(18,868)	(73,064)
Total other income (loss)	(18,355)	(42,731)	17,518	—	(18,868)	(62,436)
Income (loss) before income taxes	490,936	69,663	35,553	—	(79,794)	516,358
Income tax expense (benefit)	45,535	(2,736)	(3,075)	—	—	39,724
Net income (loss)	445,401	72,399	38,628	—	(79,794)	476,634
Noncontrolling interests in income (loss) of consolidated subsidiaries	344	5,245	—	—	—	5,589
Dividends on preferred stock	—	—	—	—	44,790	44,790
Net income (loss) attributable to common stockholders	$445,057	$67,154	$38,628	$—	$(124,584)	426,255

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2023	$8,405,938
Purchases, net	—
Transfers	—
Acquisition	697,494
Originations(A)	580,244
Sales	2,404
Change in fair value due to:
Realization of cash flows(B)	(284,189)
Change in valuation inputs and assumptions	291,440
Balance as of June 30, 2024	$9,693,331
(A)Represents MSRs retained on the sale of originated residential mortgage loans.
(B)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes components of servicing revenue, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$453,989	$432,750	$884,103	$871,800
Ancillary and other fees	44,989	32,597	84,766	63,204
Servicing fee revenue, net and fees	498,978	465,347	968,869	935,004
Change in fair value due to:
Realization of cash flows(A)	(165,138)	(139,410)	(281,977)	(245,101)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	97,240	161,442	298,254	124,829
Servicing revenue, net	$431,080	$487,379	$985,146	$814,732
(A)Net of $2.2 million of realization of cash flows related to excess spread financing (Note 12).
(B)Net of $6.8 million of change in valuation inputs and assumptions related to excess spread financing (Note 12).

The following table summarizes MSRs and MSR financing receivables by type as of June 30, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$381,516,738	6.6	$6,079,335
Non-Agency	72,106,898	5.4	885,053
Ginnie Mae(C)	133,419,752	6.3	2,728,943
Total/Weighted Average	$587,043,388	6.4	$9,693,331
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of June 30, 2024, weighted average discount rates of 8.9% (range of 8.7% – 10.3%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of June 30, 2024, Rithm Capital holds approximately $1.9 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its Consolidated Balance Sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of June 30, 2024, Rithm Capital reflected approximately $1.9 billion in residential mortgage loans subject to repurchase and residential mortgage loans repurchase liability on its Consolidated Balance Sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of June 30, 2024, Rithm Capital holds approximately $0.4 billion of such repurchased loans presented within Residential mortgage loans, held for sale on its Consolidated Balance Sheets.

Onity MSR Financing Receivable Transactions

In July 2017, Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor by merger to Onity) and Rithm Capital entered into an agreement to transfer to Rithm Capital Onity’s remaining interests in the MSRs relating to loans with an aggregate UPB of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, in January 2018, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with a UPB of approximately $86.8 billion, of which approximately $10.9 billion UPB, as June 30, 2024, of

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are recorded as MSR financing receivables, at fair value.

Geographic Distributions

The table below summarizes the geographic distribution of the underlying residential mortgage loans of the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2024	December 31, 2023
California	16.7%	17.1%
Florida	8.4%	8.6%
Texas	6.5%	6.2%
New York	5.8%	6.0%
Washington	5.3%	5.8%
New Jersey	4.1%	4.3%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.3%
Georgia	3.1%	3.0%
Other US	39.8%	38.7%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the Consolidated Balance Sheets. The UPB of residential mortgage loans serviced for others as of June 30, 2024 and 2023 was $213.7 billion and $95.6 billion, respectively. Rithm Capital earned servicing revenue of $89.1 million and $69.1 million for the six months ended June 30, 2024 and 2023, respectively, related to unaffiliated serviced loans presented within Servicing revenue, net in the Consolidated Statements of Operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented as part of General and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2024, PHH and Valon Mortgage, Inc. (“Valon”) subservice 7.4% and 4.3%, respectively. The remaining 88.3% of owned MSRs are serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages (Note 25) it services. These servicer advances are recorded when advanced and are included in servicer advances receivable on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the type of advances included in the servicer advances receivable:

	June 30, 2024	December 31, 2023
Principal and interest advances	$624,563	$616,801
Escrow advances (taxes and insurance advances)	1,358,320	1,442,697
Foreclosure advances	891,268	767,171
Gross advance balance(A)(B)	2,874,151	2,826,669
Reserves, impairment, unamortized discount, net of recovery accruals	(99,641)	(66,419)
Total servicer advances receivable	$2,774,510	$2,760,250
(A)Includes $550.8 million and $585.0 million of servicer advances receivable related to Agency MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $367.8 million and $405.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., ranks “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full or modified, the Company has provisioned $99.5 million, or 3.5%, and $93.7 million, or 3.3%, for expected non-recovery of advances as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes servicer advances provision activity during the quarter:

Balance at December 31, 2023	$93,681
Provision	20,652
Write-offs	(14,793)
Balance at June 30, 2024	$99,540

See Note 18 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and Government-backed securities include Agency RMBS issued by the GSEs or Ginnie Mae (securities issued as such, known as “Agency”) and U.S. Treasuries. The following tables summarize Agency and Treasury securities by designation:

	June 30, 2024								December 31, 2023
		Gross Unrealized				Weighted Average			(As Restated)
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities designated as available for sale (“AFS”):
Agency(C)	$71,981	$—	$—	$62,998	1	3.5%	3.5%	10.7	$65,496
Securities measured at fair value through net income:
Agency(C)	9,489,312	3,291	(66,040)	9,237,239	46	5.1%	5.2%	8.7	8,467,634
Total/Weighted Average	$9,561,293	$3,291	$(66,040)	$9,300,237	47	5.6%	8.0%	8.6	$8,533,130
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the assets.
(C)All fixed-rate as of June 30, 2024.

	June 30, 2024							December 31, 2023
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains/(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held to Maturity (HTM):
Treasury	$25,000	$24,860	$24,861	$1	2	5.4%	0.1	$24,553

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(in millions)	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency	Treasury	Agency
Purchases
Face	$25.0	$—	$1,000.0	$—	$4,825.0	$1,287.0	$1,000.0	$2,162.4
Purchase price	24.7	—	973.8	—	4,798.6	1,255.9	973.8	2,154.4

Sales
Face	$3,000.0	$—	$—	$—	$3,000.0	$—	$—	$1,462.4
Amortized cost	2,976.3	—	—	—	2,976.3	—	—	1,442.8
Sale price	2,957.5	—	—	—	2,957.5	—	—	1,395.9
Realized gain (loss)	(18.8)	—	—	—	(18.8)	—	—	(46.9)
(A)Excludes treasury short sales. Refer to Note 17 for information regarding short sales.

As of June 30, 2024, Rithm Capital had no unsettled trades.

See Note 18 regarding the financing of Government and government-backed securities.

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

Loans are accounted for based on Rithm Capital’s strategy and intent for the loan and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2024, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans held-for-sale (“HFS”), at lower of cost or fair value
•Loans HFS, at fair value
•Investments of consolidated CFEs represent mortgage loans held by certain mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The assets can only be used to settle obligations and liabilities of such trusts for which creditors do not have recourse to Rithm Capital Corp.

The following table summarizes residential mortgage loans outstanding by loan type:

	June 30, 2024					December 31, 2023 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,577,247	$3,347,246	10,411	5.5%	25.9	$3,038,587
Residential mortgage loans, HFI, at fair value	$421,507	$368,866	7,823	8.5%	5.2	$379,044

Residential mortgage loans, HFS
Acquired performing loans(C)	61,427	53,951	1,790	8.0%	5.5	57,038
Acquired non-performing loans(D)	21,874	18,943	247	6.1%	3.9	21,839
Total residential mortgage loans, HFS	$83,301	$72,894	2,037	7.5%	5.1	$78,877

Residential mortgage loans, HFS, at fair value
Acquired performing loans(C)(E)	850,561	834,383	3,041	5.8%	11.2	400,603
Acquired non-performing loans(D)(E)	233,580	214,071	1,130	3.7%	23.0	204,950
Originated loans	2,723,582	2,789,475	9,872	7.2%	29.2	1,856,312
Total residential mortgage loans, HFS, at fair value	$3,807,723	$3,837,929	14,043	6.7%	24.8	$2,461,865
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans of consolidated CFEs are classified as Level 2 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.
(C)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(D)As of June 30, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $217.2 million and $192.6 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the geographic distribution of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2024	December 31, 2023
California	11.2%	8.3%
Florida	9.2%	9.3%
Texas	8.6%	9.5%
New York	5.8%	8.0%
Georgia	4.3%	4.9%
New Jersey	3.7%	3.9%
Maryland	3.4%	3.3%
Illinois	3.3%	3.5%
North Carolina	3.3%	3.2%
Virginia	3.1%	3.6%
Other US	44.1%	42.5%
	100.0%	100.0%
See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the difference between the aggregate UPB and the aggregate carrying value of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets which are 90 days or more past due:

	June 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
90+	$340,323	$304,967	$(35,356)	$313,122	$281,556	$(31,566)

The following table summarizes the activity for the period of Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2023 (As Restated)	$379,044	$78,877	$2,461,865	$2,919,786
Originations	—	—	25,518,069	25,518,069
Sales	—	—	(24,568,303)	(24,568,303)
Purchases/additional fundings	—	—	922,076	922,076
Proceeds from repayments	(23,313)	(5,518)	(42,440)	(71,271)
Transfer of loans (to) from other assets(A)	—	(2,479)	(463,263)	(465,742)
Transfer of loans to REO	(1,943)	(1,325)	(2,422)	(5,690)
Transfers of loans to held-for-sale	(52)	—	—	(52)
Transfer of loans from held-for-investment	—	—	52	52
Impairment (loss) reversal	—	3,339	—	3,339
Fair value adjustments due to:
Changes in instrument-specific credit risk	13,632	—	10,466	24,098
Other factors	1,498	—	1,829	3,327
Balance at June 30, 2024	$368,866	$72,894	$3,837,929	$4,279,689
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Net Interest Income

The following table summarizes the net interest income for Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans HFI, at fair value	$7,579	$9,214	$15,436	$18,723
Loans HFS, at lower of cost or fair value	1,279	1,884	2,140	3,388
Loans HFS, at fair value	45,644	41,745	81,660	79,031
Total interest income	$54,502	$52,843	$99,236	$101,142

Interest expense:
Loans HFI, at fair value	4,032	4,849	8,256	9,519
Loans HFS, at lower of cost or fair value	1,007	982	1,723	1,889
Loans HFS, at fair value	52,328	42,787	89,566	85,503
Total interest expense	$57,367	$48,618	$99,545	$96,911

Net interest income	$(2,865)	$4,225	$(309)	$4,231

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital reports gain on originated residential mortgage loans, HFS, net in the Consolidated Statements of Operations.

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(217,515)	$(93,059)	$(341,629)	$(127,373)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	10,077	(11,483)	(5,447)	(1,579)
MSRs retained on transfer of residential mortgage loans(C)	364,305	202,303	580,244	342,816
Other(D)	5,114	2,302	11,608	(3,141)
Realized gain on sale of originated residential mortgage loans, net	$161,981	$100,063	$244,776	$210,723
Change in fair value of residential mortgage loans	(8,907)	27,891	5,361	59,489
Change in fair value of interest rate lock commitments (Note 17)	(14,817)	(19,898)	(7,332)	6,342
Change in fair value of derivative instruments (Note 17)	15,484	70,528	53,394	11,298
Gain on originated residential mortgage loans, HFS, net	$153,741	$178,584	$296,199	$287,852
(A)Includes residential mortgage loan origination fees of $233.8 million and $94.0 million for the three months ended June 30, 2024 and 2023, respectively. Includes residential mortgage loan origination fees of $411.5 million and $162.9 million for the six months ended June 30, 2024 and 2023, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans purchased from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) in June 2023 and (ii) consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) through a co-investment. The Marcus loans portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle loans portfolio includes personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems & Services Technologies, Inc. and the SpringCastle loans are serviced by OneMain Holdings Inc.

On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the SpringCastle loans from the co-investor for a total purchase price of $22.0 million.

The following table summarizes characteristics of the consumer loan portfolio measured at fair value:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
June 30, 2024
SpringCastle	$231,945	$244,578	18.2%	3.8
Marcus	779,708	701,789	10.9%	0.9
Total consumer loans	$1,011,653	$946,367	12.5%	1.6
December 31, 2023
SpringCastle	$260,102	$285,632	18.2%	3.7
Marcus	1,048,672	988,373	10.5%	1.2
Total consumer loans	$1,308,774	$1,274,005	12.0%	1.7

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	June 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle
Current	$227,741	$240,197	$12,456	$255,441	$280,577	$25,136
90+	4,204	4,381	177	4,661	5,055	394
Total SpringCastle	$231,945	$244,578	$12,633	$260,102	$285,632	$25,530

Marcus
Current	$690,063	$621,103	$(68,960)	$1,014,404	$956,076	$(58,328)
90+	89,645	80,686	(8,959)	34,268	32,297	(1,971)
Total Marcus	$779,708	$701,789	$(77,919)	$1,048,672	$988,373	$(60,299)

	$1,011,653	$946,367	$(65,286)	$1,308,774	$1,274,005	$(34,769)
(A)Consumer loans are carried at fair value under the fair value option election. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans for the period:

Total
Balance at December 31, 2023	$1,274,005
Purchases	—
Additional fundings(A)	10,098
Proceeds from repayments	(302,325)
Accretion of loan discount and premium amortization, net	15,978
Fair value adjustments due to:
Changes in instrument-specific credit risk	(31,634)
Other factors	(19,755)
Balance at June 30, 2024	$946,367
(A)Represents draws on consumer loans with revolving privileges.

9. SINGLE-FAMILY RENTAL PROPERTIES

Rithm Capital invests in its SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents.

SFR properties HFI are carried at cost less accumulated depreciation and impairment and are presented within Single-family rental properties on the Consolidated Balance Sheets.

SFR properties HFS are managed for near term sale and disposition. They are measured at the lower of cost less accumulated depreciation and impairment or fair value less estimated cost to sell and presented within Single-family rental properties on the Consolidated Balance Sheets. For the six months ended June 30, 2024, Rithm Capital transferred ten SFR properties to HFS.

The following table summarizes the net carrying value of investments in SFR properties:

	June 30, 2024	December 31, 2023
Land	$189,694	$183,359
Building	758,777	733,437
Capital improvements	145,465	138,869
Total gross investment in SFR properties	1,093,936	1,055,665
Accumulated depreciation	(68,612)	(53,737)
Investment in SFR properties, net	$1,025,324	$1,001,928

Depreciation expense for the six months ended June 30, 2024 and 2023 totaled $15.0 million and $13.9 million, respectively, and is included in other income (loss), net in the Consolidated Statements of Operations.

As of June 30, 2024 and December 31, 2023, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.3 million and $7.5 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total

Balance at December 31, 2023	$1,000,357	$1,571	$1,001,928
Acquisitions and capital improvements	41,955	—	41,955
Transfers to HFS	(3,270)	3,270	—
Dispositions	(1,140)	(2,372)	(3,512)
Accumulated depreciation	(14,895)	(152)	(15,047)
Balance at June 30, 2024	$1,023,007	$2,317	$1,025,324

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

Remainder of 2024	$32,296
2025 and thereafter	20,171
Total	$52,467

The following table summarizes the activity for the period of the SFR portfolio by units:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	3,882	6	3,888
Acquisition of SFR units	132	—	132
Transfer to HFS	(10)	10	—
Disposition of SFR units	(4)	(8)	(12)
Balance at June 30, 2024	4,000	8	4,008

See Note 18 regarding the financing of SFR Properties.

10. MORTGAGE LOANS RECEIVABLE
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

The following table summarizes Mortgage loans receivable, at fair value and mortgage loans receivable held by consolidated CFEs by loan type as of June 30, 2024:

	Mortgage Loans Receivable - Carrying Value(A)	Mortgage Loans Receivable of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$886,359	$211,184	$1,097,543	43.3%	396	28.3%	11.2%	18.3	72.8% / 62.3%
Bridge	898,306	220,071	1,118,377	43.8%	575	41.2%	10.1%	24.6	67.7%
Renovation	264,601	60,848	325,449	12.9%	426	30.5%	10.5%	12.5	81.7%/ 67.4%
	$2,049,266	$492,103	$2,541,369	100.0%	1,397	100.0%	10.6%	20.4	N/A
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for the period of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

Balance at December 31, 2023 (As Restated)	$1,879,319
Initial loan advances	931,574
Construction holdbacks and draws	392,874
Paydowns and payoffs	(798,720)
Fair value adjustments	17,418
Purchased loans discount amortization	871
Transfer of loans to REO	(4,311)
Transfers from (to) assets of consolidated CFEs	(369,759)
Balance at June 30, 2024	$2,049,266

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets:

	June 30, 2024			December 31, 2023 (As Restated)
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$1,991,233	$2,009,083	$17,850	$1,838,935	$1,837,513	$(1,422)
90+	45,996	40,183	$(5,813)	41,869	41,806	(63)

The following table summarizes the geographic distribution of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of June 30, 2024:

	Percentage of Total Loan Commitment
State Concentration	June 30, 2024	December 31, 2023 (As Restated)
California	45.6%	47.8%
Florida	8.8%	7.8%
Georgia	8.0%	2.5%
Washington	6.4%	7.9%
New York	5.7%	6.7%
Colorado	3.9%	3.1%
Arizona	3.8%	4.8%
Virginia	3.6%	4.1%
South Carolina	2.2%	0.6%
Texas	2.0%	2.7%
Other US	10.0%	12.0%
	100.0%	100.0%

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Rithm Capital’s Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	June 30, 2024	December 31, 2023 (As Restated)
Cash and cash equivalents	$1,238,736	$1,287,199
Restricted cash	296,955	378,048
Restricted cash of consolidated CFEs(A)	26,024	31,848
Total cash, cash equivalents and restricted cash	$1,561,715	$1,697,095
(A)    Presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

The following table summarizes restricted cash balances by reporting segment:

	June 30, 2024	December 31, 2023 (As Restated)
Investment Portfolio(A)	$105,936	$150,432
Origination and Servicing	153,526	195,490
Mortgage Loans Receivable(A)	40,094	37,805
Asset Management(A)	23,423	26,169
Total restricted cash	$322,979	$409,896
(A)    Included restricted cash related to consolidated CFEs presented within Investments, at fair value and other assets on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
12. OTHER ASSETS AND LIABILITIES

Other Assets and Accrued Expenses and Other Liabilities consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2024	December 31, 2023 (As Restated)		June 30, 2024	December 31, 2023 (As Restated)
CLOs, at fair value(A)	261,492	226,486	Accounts payable	$201,544	$165,144
Deferred tax asset	283,071	279,019	Accrued compensation and benefits	159,470	290,464
Derivative and hedging assets (Note 17)	54,357	28,080	Deferred tax liability	950,986	801,857
Due from related parties	38,346	32,319	Derivative liabilities (Note 17)	35,100	51,765
Equity investments(B)	244,222	173,882	Escheat payable	197,816	169,914
Excess MSRs, at fair value (Note 13)	395,606	271,150	Excess spread financing	116,142	—
Goodwill (Note 15)(C)	131,857	131,857	Interest payable	186,695	166,620
Income and fees receivable	55,378	59,134	Lease liability (Note 16)	175,106	159,236
Intangible assets (Note 15)	364,942	387,920	Notes Receivable Financing(G)	352,683	—
Loans receivable, at fair value(D)	29,114	31,323	Unearned income and fees	30,284	37,468
Margin receivable, net(E)	205,207	75,947	Other liabilities	238,902	223,293
Non-Agency RMBS, at fair value(A)	548,047	577,543		$2,644,728	$2,065,761
Notes receivable, at fair value(F)	364,977	398,227
Operating lease right-of-use assets (Note 16)	104,983	104,207
Other receivables	159,726	152,046
Prepaid expenses	68,724	62,513
Principal and interest receivable	154,945	168,516
Property and equipment	37,428	40,038
REO	27,163	15,507
Servicer advance investments, at fair value (Note 14)	357,220	376,881
Servicing fee receivables	162,888	156,777
Warrants, at fair value	11,564	16,599
Other assets	189,929	182,881
	$4,251,186	$3,948,852
(A)Non-Agency RMBS and CLOs were reclassified from Real estate and other securities, as presented in prior periods, to Other assets on the Consolidated Balance Sheets as of June 30, 2024.
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
(C)Includes goodwill derived from the acquisition of Newrez, Guardian, Genesis and Sculptor.
(D)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager. The loans are accounted for under the fair value option.
(E)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(F)Represents notes receivable secured by commercial properties. The notes are accounted for under the fair value option.
(G)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million subject to a repo financing of $323.5 million from a third party, to a nonconsolidated joint venture for cash consideration of $36.8 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the fair value option and is included in Other liabilities in our Consolidated Balance Sheets. The amount presented within Notes receivable financing is comprised of the repo financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in Other Assets in our Consolidated Balance Sheets, at fair value.

REO — REO assets are individual properties acquired by Rithm Capital or where Rithm Capital receives the property as a result of foreclosure of the underlying loan. Rithm Capital measures REO assets at the lower of cost or fair value, with valuation provision recorded in Other income in the Consolidated Statements of Operations. REO assets are managed for prompt sale and disposition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2023	$15,507
Purchases	10,541
Property received in satisfaction of loan	17,934
Sales(A)	(15,454)
Valuation (provision) reversal	(1,365)
Balance at June 30, 2024	$27,163
(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2024, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with UPBs of $58.8 million and $33.6 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2023	$398,227	$31,323	$429,550
Fundings	—	—	—
Payment in Kind	—	2,211	2,211
Proceeds from repayments	(33,250)	(4,420)	(37,670)
Balance at June 30, 2024	$364,977	$29,114	$394,091

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	June 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$493,354	$394,091	$(99,263)	$565,786	$429,550	$(136,236)
90+	—	—	$—	—	—	$—
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

13. EXCESS MORTGAGE SERVICING RIGHTS

Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Mr. Cooper. Prior to June 20, 2024, Rithm Capital owned certain pools of excess MSR directly and certain pools through a joint venture with the Former Manager (the “Fortress Excess MSR JV”).

On June 20, 2024, Rithm Capital, together with certain Sculptor nonconsolidated funds, acquired an Excess MSR portfolio from the Former Manager (including the Former Manager’s ownership in the Fortress Excess MSR JV for approximately $124 million. A new joint venture with such Sculptor nonconsolidated funds was formed for the acquisition. Rithm Capital owns an 80.0% interest in and manages the joint venture, and as a result, consolidates the joint venture. Following the acquisition from the Former Manager, all of Rithm Capital’s ownership in pools of excess MSRs is consolidated on its Consolidated Balance Sheet and is presented in Other Assets at fair value. See Note 20 for noncontrolling interests related to these excess MSRs.

Mr. Cooper, as servicer, performs all of the servicing and advancing functions on the Company’s Excess MSR assets, retains the ancillary income and assumes servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

As part of the Computershare Acquisition (Note 3), Rithm Capital acquired MSRs owned by SLS underlying certain Excess MSRs owned by Rithm Capital. Accordingly, those Excess MSRs have been reclassified to full MSRs on Rithm Capital’s Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The table below summarizes the components of Excess MSRs:

Investments in Excess MSRs

The following table presents activity related to the carrying value of investments in Excess MSRs:

Total(A)
Balance as of December 31, 2023	$208,385
Purchases	122,887
Interest income	10,522
Other income	(656)
Proceeds from repayments	(19,122)
Proceeds from sales	—
Change in fair value	19,430
Acquisition of assets from Fortress Excess MSR JV	55,192
Reclassification of SLS serviced Excess MSRs to Full MSRs	(1,032)
Balance as of June 30, 2024	$395,606
(A)Underlying loans serviced by Mr. Cooper Group Inc. (“Mr. Cooper”) and SLS (Excess MSRs with underlying loans serviced by SLS were reclassified to full MSRs upon the acquisition of Computershare on May 1, 2024).

The following summarizes investments in Excess MSRs:

	June 30, 2024					December 31, 2023
	Interest in Excess MSR		Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Mr. Cooper
Total	65.0% – 80.0% (69.9%)	20.0% – 35.0%	6	$339,048	$395,606	$208,385
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the basic fee component of the related MSR as of June 30, 2024 (Note 14) on $14.0 billion UPB underlying these Excess MSRs.

Changes in fair value of Excess MSR investments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Original and Recaptured Pools	$21,352	$(599)	$19,430	$(10,417)

As of June 30, 2024, a weighted average discount rate of 8.8% was used to value Rithm Capital’s investments in Excess MSRs.

Excess MSR Joint Ventures
As set forth above, Rithm Capital, together with certain Sculptor nonconsolidated funds, formed a new joint venture which acquired the Former Manager’s ownership in the Fortress Excess MSR JV and is consolidated on Rithm Capital’s Consolidated Balance Sheets. As a result, Rithm Capital’s investment in the former Excess MSR JV is now included in Rithm Capital’s direct investments in Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity of Rithm Capital’s investments in Excess MSR equity method investees:

Balance at December 31, 2023	$62,765
Distributions of earnings from equity method investees	(344)
Distributions of capital from equity method investees	(8,846)
Change in fair value of investments in equity method investees	1,617
Equity method investees transferred to direct excess MSR	(55,192)
Indirect Excess MSR at June 30, 2024	$—

14. SERVICER ADVANCE INVESTMENTS

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

As part of the Computershare Acquisition (Note 3), Rithm Capital acquired certain MSRs owned by SLS underlying the Servicer advance investment and therefore, reclassified the Servicer advance investment to MSR and Servicer advance receivable on its Consolidated Balance Sheets.

Mr. Cooper performs all of the servicing and advancing functions on the Company’s remaining Servicer advance investments, retains the ancillary income and assumes servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital owns its interest in Servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. As of June 30, 2024, the noncontrolling third-party co-investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The Company’s servicer advance investments are presented in Other assets on the Consolidated Balance Sheets. The following table summarizes servicer advance investments, including the right to the basic fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2024
Servicer advance investments	$336,131	$357,220	6.2%	7.0%	8.3
December 31, 2023
Servicer advance investments	$362,760	$376,881	6.2%	6.6%	8.1
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2024
Servicer advance investments(D)	$13,974,237	$302,282	2.2%	$262,069	84.7%	82.5%	7.3%	6.9%
December 31, 2023
Servicer advance investments(D)	$15,499,559	$320,630	2.1%	$278,845	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	June 30, 2024	December 31, 2023
Principal and interest advances	$52,686	$57,909
Escrow advances (taxes and insurance advances)	137,726	149,346
Foreclosure advances	111,870	113,375
Total	$302,282	$320,630

15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company identified intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within Other assets on Rithm Capital’s Consolidated Balance Sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023	$24,376	$5,092	$55,731	$46,658	$131,857
Goodwill acquired	—	—	—	—	—
Accumulated impairment loss	—	—	—	—	—
Balance at June 30, 2024	$24,376	$5,092	$55,731	$46,658	$131,857

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Gross Intangible Assets
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	73,949	57,949
Purchased technology	3 to 7	139,964	137,922
Trademarks / Trade names	1 to 5	10,259	10,259
		$499,172	$481,130
Accumulated Amortization(A)
Management contracts		$17,090	$3,388
Customer relationships		20,022	17,834
Purchased technology		91,685	67,145
Trademarks / Trade names		5,433	4,843
		$134,230	$93,210
Intangible Assets, Net
Management contracts		$257,910	$271,612
Customer relationships		53,927	40,115
Purchased technology(B)		48,279	70,777
Trademarks / Trade names(C)		4,826	5,416
		$364,942	$387,920
(A)Amortization expense is presented within general and administrative expense on Rithm Capital’s Consolidated Statements of Operations.
(B)Includes indefinite-lived intangible assets of $21.4 million and $21.4 million, respectively.
(C)Includes indefinite-lived intangible assets of $1.9 million and $1.9 million, respectively.

The Company did not record any impairment loss on its intangible assets for the six months ended June 30, 2024.

The following table summarizes the expected future amortization expense for acquired intangible assets as of June 30, 2024:

Year Ending	Amortization Expense
July 1 through December 31, 2024	$36,216
2025	49,622
2026	40,778
2027	35,834
2028	35,289
2029 and thereafter	143,962
$341,701

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended June 30, 2024 and 2023 totaled $13.2 million and $10.9 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $25.7 million and $23.1 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of June 30, 2024, the Company has pledged collateral related to its lease obligations of $7.0 million, which is

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
presented as part of restricted cash on the Consolidated Balance Sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
July 1 through December 31, 2024	$25,523	$—	$25,523
2025	41,511	228	41,739
2026	35,451	228	35,679
2027	36,452	228	36,680
2028	26,800	—	26,800
2029 and thereafter	40,189	—	40,189
Total remaining undiscounted lease payments	205,926	684	206,610
Less: imputed interest	31,428	76	31,504
Total remaining discounted lease payments	$174,498	$608	$175,106

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $20.9 million due in the future periods.

Other information related to leases is summarized below:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	5.3	5.8
Finance leases	3.0	3.5

Weighted average discount rate
Operating leases	6.5%	6.2%
Finance leases	7.9%	7.9%

	Six Months Ended June 30,
Supplemental Information	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$17,551	$15,752
Operating cash flows - finance leases	4	—
Finance cash flows - finance leases	224	—
Supplemental non-cash information on lease liabilities arising from obtaining ROU assets:
ROU assets obtained in exchange for new operating lease liabilities	14,846	1

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

Rithm Capital enters into short sales of US Treasury securities to mitigate interest rate risk by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the Consolidated Balance Sheets based on the value of the underlying US Treasury security as of the reporting date. As of June 30, 2024, the Company meets the netting criteria per ASC 210 and therefore the Company presents the US Treasury payable net of related repurchase agreements as Other assets on the consolidated balance sheets. Gains and losses associated with US Treasury securities are recognized in Realized and unrealized gains (losses), net in the Consolidated Statements of Operations.

As of June 30, 2024, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and economic hedges are recorded at fair value and presented in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheets, as follows:

	June 30, 2024	December 31, 2023 (As Restated)
Derivative and hedging assets
Interest rate swaps(A)	$—	$106
IRLCs	23,395	26,482
TBAs	19,134	1,492
Treasury short sales(B)	11,828	—
	$54,357	$28,080
Derivative and hedging liabilities
IRLCs	6,984	2,678
TBAs	11,976	49,087
Other commitments(C)	16,140	—
	$35,100	$51,765
(A)Net of $1.1 million and $342.0 million of related variation margin accounts as of June 30, 2024 and December 31, 2023, respectively.
(B)Net of $1.5 billion of related reverse repurchase agreements as of June 30, 2024. As of December 31, 2023, treasury securities payable and related reverse repurchase agreements are presented on a gross basis on the Consolidated Balance Sheets.
(C)During the first quarter of 2024, a subsidiary of the Company entered into an agreement with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. The agreement is classified as a derivative liability and measured at fair value.

The following table summarizes notional amounts related to derivatives and hedging:

	June 30, 2024	December 31, 2023 (As Restated)
Interest rate swaps(A)	$3,375,000	$7,979,988
IRLCs	4,438,032	2,757,060
Treasury short sales(B)	1,485,000	1,800,000
TBAs, short position(C)	9,763,300	6,013,100
Other commitments	24,364	—
(A)Includes $0.7 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 4.6% and $2.7 billion notional of receive fixed of 4.3%/pay SOFR with weighted average maturities of 29 months and 48 months, respectively, as of June 30, 2024. Includes $8.0 billion notional of

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
receive SOFR/pay fixed of 2.5% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of December 31, 2023.
(B)Represents the notional amount of US Treasury Notes sold short.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes gain (loss) on derivatives and hedging and the related location on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on originated residential mortgage loans, HFS, net(A)
IRLCs	$(14,817)	$(19,898)	$(7,332)	$6,342
TBAs	15,484	71,212	53,394	13,229
Interest rate swaps	—	(684)	—	(1,931)
	$667	$50,630	$46,062	$17,640
Realized and unrealized gains (losses), net(B)
Interest rate swaps	1,429	215,445	30,590	71,820
TBAs	(14,424)	507	(12,901)	(6,875)
Treasury short sales(C)	12,952	—	41,297	—
Other commitments	957	—	(16,140)	—
	$914	$215,952	$42,846	$64,945

Total gain (loss)	$1,581	$266,582	$88,908	$82,585
(A)Represents unrealized gain (loss).
(B)Excludes $10.1 million gain and $11.5 million loss for the three months ended June 30, 2024 and 2023, respectively, and $5.4 million loss and $1.6 million loss for the six months ended June 30, 2024 and 2023, respectively, included within Gain on originated residential mortgage loans, HFS, net (Note 7).
(C)Refer to the table below for detail regarding US Treasury short sales:

	June 30, 2024
	Face	Sale proceeds	Fair value	Unrealized gain (loss) position	Reverse repurchase agreements(A)	Net asset (liability)(B)
Short sale liabilities	$1,485,000	1,490,306	$1,483,816	$6,491	$1,496,956	$13,140
(A)Reverse repurchase agreements are lending facilities used to borrow securities to effectuate short sales of US Treasury securities.
(B)Represents the net carrying value included in Other assets on the Consolidated Balance Sheets, excluding accrued interest receivable (payable).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
18. DEBT OBLIGATIONS
The following table summarizes Secured Financing Agreements, Secured Notes and Bonds Payable and also includes debt obligations of consolidated CFEs:

	June 30, 2024									December 31, 2023
						Collateral				(As Restated)
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities-Residential Mortgage Loans(D)	$3,799,496	$3,799,496	Jul-24 to Feb-26	6.9%	0.6	$4,244,227	$4,296,216	$4,238,965	22.8	$1,940,038
Warehouse Credit Facilities-Mortgage Loans Receivable(G)	1,411,054	1,411,054	Mar-25 to Dec-25	8.0%	1.3	1,721,912	1,731,239	1,731,239	1.1	1,337,010
Government and government-backed securities(F)	9,114,181	9,114,181	Jul-24 to Feb-25	5.4%	0.2	9,559,841	9,361,449	9,496,785	8.6	8,152,469
Non-Agency RMBS(E)	630,000	630,000	Jul-24 to Oct-28	7.4%	0.6	17,276,385	985,108	1,008,536	7.1	610,189
CLOs(G)	191,655	190,196	Jan-30 to Oct-36	6.4%	8.8	192,683	N/A	193,560	8.8	183,947
SFR Properties and Commercial(G)	34,972	34,972	Dec-24	8.2%	0.5	N/A	82,407	82,407	N/A	337,630
Total Secured Financing Agreements	15,181,358	15,179,899		6.1%	0.5					12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	161,406	161,406	Oct-25	8.7%	3.3	56,559,914	221,408	255,389	6.0	181,522
MSRs(H)	5,395,119	5,389,633	Dec-24 to Nov-27	7.5%	1.4	569,894,934	7,212,153	9,429,829	6.4	4,800,728
Servicer Advance Investments(I)	262,069	262,069	Mar-26	7.3%	1.7	302,282	336,131	357,220	8.3	278,042
Servicer Advances(I)	2,281,451	2,280,652	Jul-24 to Jun-26	8.1%	1.5	2,634,706	2,623,070	2,623,070	0.7	2,254,369
Consumer Loans(J)	811,073	786,425	Jun-28 to Sep 37	6.4%	3.9	1,011,653	984,285	946,367	1.6	1,106,974
SFR Properties(K)	830,582	791,984	Mar-26 to Sep-27	4.1%	2.8	N/A	940,601	940,601	N/A	789,174
Mortgage Loans Receivable	200,000	200,000	Jul-26	5.8%	2.0	224,995	224,995	224,995	0.6	200,000
Secured Facility- Asset Management	75,000	70,393	Nov-25	8.8%	1.3	N/A	N/A	N/A	N/A	69,121
CLOs(G)	13,361	13,329	Jul-30	6.8%	6.0	15,780	N/A	15,017	6.0	30,258
Total Secured Notes and Bonds Payable	10,030,061	9,955,891		7.3%	1.8					10,360,188
Notes Payable of Consolidated CFEs(L)
Consolidated funds(M)	222,250	221,801	May-37	5.0%	4.3	202,130	N/A	200,552	N/A	218,157
Residential Mortgage Loans	3,126,741	2,887,692	Mar-64	4.4%	25.9	3,577,247	N/A	3,347,246	25.9	2,618,082
Mortgage Loans Receivable	454,249	451,682	Mar-39	6.8%	14.7	479,203	479,203	492,103	1.0	318,998
Total Notes Payable of Consolidated CFEs	3,803,240	3,561,175		4.8%	23.1					3,155,237
Total / Weighted Average	$29,014,659	$28,696,965		6.3%	4.0					$26,076,708
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $164.5 million as of June 30, 2024.
(D)Includes $11.3 million with an average fixed-rate of 5.0% with the remaining based on SOFR interest rates.
(E)SOFR-based floating interest rates. Includes repurchase agreements and related collateral on Non-Agency securities retained through consolidated securitizations.
(F)Repurchase agreements have a fixed-rate. Includes financing on and collateral for US Treasuries purchased to cover short sales. Collateral carrying value includes margin deposits.
(G)All SOFR- or Euro Interbank Offered Rate (EURIBOR) based floating interest rates.
(H)Includes $4.5 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 2.5% to 3.7%; and $0.9 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 1.6% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $172.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $581.1 billion of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 3.0%.
(K)Includes $830.6 million of fixed-rate notes with an interest rate ranging from 3.5% to 7.1%.
(L)See Note 20 for the balance sheets of consolidated CFEs.
(M)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 20). Weighted average life is based on expected maturity.

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

As of June 30, 2024, Rithm Capital has margin exposure on $15.2 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023 (As Restated)	$2,713,933	$4,800,728	$8,762,658	$5,208,120	$1,106,974	$1,126,804	$1,856,008	$501,483	$26,076,708
Secured Financing Agreements
Borrowings	—	—	40,053,308	26,670,929	—	15,183	1,807,048	17,404	68,563,872
Repayments	—	—	(39,071,785)	(24,811,728)	—	(324,197)	(1,733,004)	(6,068)	(65,946,782)
FX remeasurement	—	—	—	—	—	—	—	(4,987)	(4,987)
Capitalized deferred financing costs, net of amortization	—	—	—	257	—	6,356	—	(100)	6,513
Secured Notes and Bonds Payable
Acquired borrowings, net of discount (Note 3)	190,596	—	—	—	—	—	—	—	190,596
Borrowings	1,157,000	1,191,159	—	—	—	—	—	5,225	2,353,384
Repayments	(1,357,552)	(603,815)	—	(650,000)	(323,594)	(2,811)	—	(22,194)	(2,959,966)
FX remeasurement	—	—	—	—	—	—	—	(99)	(99)
Unrealized (gain) loss on notes, fair value	—	—	—	—	2,451	—	—	—	2,451
Capitalized deferred financing costs, net of amortization	150	1,561	—	—	594	5,621	—	1,411	9,337
Notes Payable of Consolidated CFEs
Borrowings	—	—	—	445,250	—	—	454,249	—	899,499
Repayments	—	—	—	(169,363)	—	—	(324,062)	—	(493,425)
Discount on borrowings, net of amortization	—	—	—	(24,260)	—	—	—	—	(24,260)
Unrealized (gain) loss on notes, fair value	—	—	—	17,983	—	—	5,228	3,644	26,855
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	(2,731)	—	(2,731)
Balance at June 30, 2024	$2,704,127	$5,389,633	$9,744,181	$6,687,188	$786,425	$826,956	$2,062,736	$495,719	$28,696,965
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Maturities

Contractual maturities of debt obligations as of June 30, 2024 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2024	$842,943	$12,869,976	$13,712,919
2025	247,781	5,299,929	5,547,710
2026	2,084,833	1,950,470	4,035,303
2027	734,398	440,000	1,174,398
2028	705,783	—	705,783
2029 and thereafter	4,113,546	775,000	4,888,546
	$8,729,284	$21,335,375	$30,064,659
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.0 billion, $3.9 billion, $0.2 billion, and $3.6 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $14.1 billion, $6.1 billion, $1.1 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2024:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans, mortgage loans receivable, SFR and commercial notes receivable	$5,282,943	$2,342,051	$2,940,892
Loan originations	5,627,000	2,903,472	2,723,528
CLOs	314,230	191,655	122,575

Secured Notes and Bonds Payable
Excess MSRs	197,016	161,406	35,610
MSRs	5,983,998	5,395,119	588,879
Servicer advances	4,210,000	2,543,520	1,666,480
SFR	296,423	192,606	103,816

Liabilities of Consolidated CFEs
Consolidated funds	52,500	—	52,500
	$21,964,110	$13,729,830	$8,234,280
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of June 30, 2024.

2029 Senior Unsecured Notes

On March 19, 2024, the Company issued in a private offering $775.0 million aggregate principal amount of senior unsecured notes due on April 1, 2029 (the “2029 Senior Notes”) at an issue price of 98.981%. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2024.

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

Prior to April 1, 2026, the Company is entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued prior to the applicable redemption date at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”)).

Proceeds from the offering were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of Unsecured notes, net of issuance costs on the Consolidated Balance Sheets. For the three months ended June 30, 2024, the Company recognized interest expense of $5.3 million. At June 30, 2024, the unamortized discount and debt issuance cost was approximately $16.2 million.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company or its subsidiaries, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2024, the Company was in compliance with all covenants.

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

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of Unsecured notes, net of issuance costs on the Consolidated Balance Sheets. For the three months ended June 30, 2024, the Company recognized interest expense of $12.3 million. At June 30, 2024, the unamortized debt issuance costs was approximately $2.3 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets, as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and its subsidiaries, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the debt agreement. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2024, the Company was in compliance with all covenants.

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

As of June 30, 2024, the estimated undiscounted future payment under the TRA was $256.3 million. The carrying value of the TRA liability measured at amortized cost was $165.6 million as of June 30, 2024 with interest expense recognized under the effective interest method. The TRA liability is recorded in Unsecured notes, net of issuance costs on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The table below presents the Company’s estimate as of June 30, 2024, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
July 1 through December 31, 2024	$—
2025	29,819
2026	17,374
2027	18,994
2028	15,940
2029 and thereafter	174,203
$256,330

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of June 30, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets
Excess MSRs(A)	$56,559,914	$395,606	$—	$—	$395,606	$—	$395,606
MSRs and MSR financing receivables(A)	587,043,388	9,693,331	—	—	9,693,331	—	9,693,331
Servicer advance investments	302,282	357,220	—	—	357,220	—	357,220
Real estate and other securities(B)	19,081,035	10,134,642	24,866	9,300,237	809,539	—	10,134,642
Residential mortgage loans, HFS	83,301	72,894	—	—	72,894	—	72,894
Residential mortgage loans, HFS, at fair value	3,807,723	3,837,929	—	3,822,208	15,721	—	3,837,929
Residential mortgage loans, HFI, at fair value	421,507	368,866	—	—	368,866	—	368,866
Residential mortgage loans subject to repurchase	1,905,625	1,905,625	—	1,905,625	—	—	1,905,625
Consumer loans	1,011,653	946,367	—	—	946,367	—	946,367
Derivative and hedging assets	11,640,055	54,357	11,828	19,134	23,395	—	54,357
Mortgage loans receivable	2,049,266	2,049,266	—	—	2,049,266	—	2,049,266
Notes receivable	464,240	364,977	—	—	364,977	—	364,977
Loans receivable	29,114	29,114	—	—	29,114	—	29,114
Cash, cash equivalents and restricted cash	1,535,691	1,535,691	1,561,715	—	—	—	1,561,715
Assets of consolidated CFEs - funds(D)	318,315	354,013	10,892	—	—	343,121	354,013
Assets of consolidated CFEs - loan securitizations(D)	4,056,450	3,878,790	39,352	3,347,335	492,103	—	3,878,790
Other assets	N/A	55,586	—	—	55,586	—	55,586
		$36,034,274	$1,648,653	$18,394,539	$15,673,985	$343,121	$36,060,298
Liabilities
Secured financing agreements	$15,181,358	$15,179,899	$—	$14,985,142	$194,757	$—	$15,179,899
Secured notes and bonds payable(C)	10,030,061	9,955,891	—	—	10,475,128	—	10,475,128
Unsecured notes, net of issuance costs	1,288,021	1,197,294	—	—	1,194,395	—	1,194,395
Residential mortgage loan repurchase liability	1,905,625	1,905,625	—	1,905,625	—	—	1,905,625
Derivative liabilities	7,445,641	35,100	—	11,976	23,124	—	35,100
Excess spread financing	16,149,789	116,142	—	—	116,142	—	116,142
Notes Receivable Financing	323,452	352,683	—	—	352,683	—	352,683
Liabilities of consolidated CFEs - funds(D)	222,250	223,726	1,925	—	221,801	—	223,726
Liabilities of consolidated CFEs - loan securitizations(D)	3,579,739	3,352,107	12,734	2,887,692	451,682	—	3,352,108
		$32,318,467	$14,659	$19,790,435	$13,029,712	$—	$32,834,806
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables and Excess MSRs. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)For the purpose of this table, real estate and other securities include government and government-backed securities, non-agency RMBS and CLOs, including US Treasury Bills classified as Level 1 and held at amortized cost basis of $24.9 million (see Note 6).
(C)Includes SCFT 2020-A (as defined below) MBS issued for which the fair value option for financial instruments was elected and resulted in a fair value of $205.3 million as of June 30, 2024.
(D)Represents assets and notes issued of consolidated VIEs accounted for under the CFE election.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 financial assets for the period presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Real Estate and Other Securities	Derivatives(B)	Residential Mortgage Loans	Consumer Loans	Notes and Loans Receivable	Mortgage Loans Receivable(C)	Total
Balance at December 31, 2023 (As Restated)	$271,150	$8,405,938	$376,881	$804,029	$23,804	$513,381	$1,274,005	$429,550	$2,232,914	$14,331,652
Transfers
Transfers from Level 3	—	—	(7,873)	—	—	(142,046)	—	—	—	(149,919)
Transfers to Level 3	—	—	—	—	—	1,389	—	—	—	1,389
Computershare Mortgage Acquisition (Note 3)	(1,032)	697,494	—	—	—	—	—	—	—	696,462
Gain (loss) included in net income
Credit losses on securities(D)	—	—	—	(914)	—	—	—	—	—	(914)
Servicing revenue, net(E)
Included in servicing revenue(E)	—	7,251	—	—	—	—	—	—	—	7,251
Change in fair value of
Excess MSRs(D)	19,430	—	—	—	—	—	—	—	—	19,430
Excess MSRs, equity method investees(D)	1,617	—	—	—	—	—	—	—	—	1,617
Servicer advance investments		—	6,388	—	—	—	—	—	—	6,388
Consumer loans		—	—	—	—	—	(51,389)	—	—	(51,389)
Residential mortgage loans		—	—	—	—	24,641	—	—	—	24,641
Gain (loss) on settlement of investments, net	(656)	—	—	36	—	—	—	—	—	(620)
Other income (loss), net(D)		—	—	5,585	(23,472)	4,348	—	—	25,552	12,013
Gains (losses) included in OCI(F)		—	—	(3,474)	—	—	—	—	—	(3,474)
Interest income	10,522	—	13,254	14,869	—	—	15,978	2,211	—	56,834
Purchases, sales and repayments
Purchases, net(G)	122,887	—	400,652	80,517	—	246,892	—	—	—	850,948
Proceeds from sales	—	2,404	—	—	—	(61,532)	10,098	—	—	(49,030)
Proceeds from repayments	(28,312)	$—	(432,082)	(91,109)	—	(32,086)	(302,325)	(37,670)	(1,035,473)	(1,959,057)
Originations and other		580,244	—	—	(61)	(170,400)	—	—	1,318,376	1,728,159
Balance at June 30, 2024	$395,606	$9,693,331	$357,220	$809,539	$271	$384,587	$946,367	$394,091	$2,541,369	$15,522,381
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(C)Includes mortgage loans receivable of consolidated CFEs classified as Level 3 in the fair value hierarchy.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 financial liabilities for the period presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Mortgage Loans Receivable	Excess Spread Financing	Notes Receivable Financing	Total
Balance at December 31, 2023 (As Restated)	$235,770	$218,157	$318,998	$—	$—	$772,925
Transfers
Transfers from Level 3	—	—	—	—	—	—
Transfers to Level 3	—	—	—	—	352,683	352,683
Computershare Mortgage Acquisition (Note 3)	—	—	—	125,168	—	125,168
Gains (losses) included in net income						—
Servicing revenue, net(A)	—	—	—	(9,026)	—	(9,026)
Other income(A)	2,451	3,644	5,228	—	—	11,323
Purchases, sales and repayments
Purchases	—	—	—	—	—	—
Proceeds from sales	—	—	451,128	—	—	451,128
Payments	(32,935)	—	(324,062)	—	—	(356,997)
Other	—	—	390	—	—	390
Balance at June 30, 2024	$205,286	$221,801	$451,682	$116,142	$352,683	$1,347,594
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period.

See Note 21 in the Company’s Amended 2023 Form 10-K/A for a listing of criteria used to determine the significant inputs for each asset class.

Excess MSRs, MSRs and MSR Financing Receivables and Excess Spread Financing Valuation

Fair value estimates of Rithm Capital’s MSRs and related Excess Spread Financing and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates for Excess MSRs, the mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of MSRs on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of June 30, 2024:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	2.4% – 11.5% (6.9%)	0.3% – 15.0% (5.0%)	0.0% – 91.6% (56.4%)	7 – 32 (21)	11 – 28 (19)

MSRs, MSR Financing Receivables, Excess Spread Financing
Agency	2.5% – 99.4% (5.8%)	0.0% – 100.0% (1.6%)	—(G)	2 – 159 (27)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (8.7%)	0.0% – 100.0% (24.1%)	—(G)	1 – 156 (44)	0 – 58 (22)
Ginnie Mae	2.1% – 78.5% (8.8%)	0.0% – 100.0% (7.7%)	—(G)	8 – 154 (45)	0 – 42 (27)
Total/Weighted Average—MSRs, MSR Financing Receivables, Excess Spread Financing	1.8% – 100.0% (6.9%)	0.0% – 100.0% (5.3%)	—(G)	1 – 159 (34)	0 – 58 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the basic fee as applicable, measured in basis points (“bps”). As of June 30, 2024, weighted average costs of subservicing of $6.86 – $6.97 ($6.89) per loan per month was used to value the agency MSRs. Weighted average costs of subservicing of $8.54 – $10.72 ($9.42) per loan per month was used to value the non-agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $8.20 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.
(G)Recapture is not considered a significant input for MSRs, MSR financing receivables, and Excess Spread Financing.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 95 bps.

As of June 30, 2024, a weighted average discount rate of 8.8% (range of 8.5% – 9.0%) was used to value Rithm Capital’s Excess MSRs. As of June 30, 2024, a weighted average discount rate of 8.9% (range of 8.7% – 10.3%) was used to value Rithm Capital’s MSRs, MSR financing receivables, and Excess Spread Financing.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Agency MSRs, owned as of June 30, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at June 30, 2024	$6,079,335
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,601,506	$6,344,320	$5,835,324	$5,609,934
Change in estimated fair value:
Amount	$522,171	$264,985	$(244,011)	$(469,401)
Percentage	8.6%	4.4%	(4.0)%	(7.7)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,363,422	$6,216,274	$5,951,290	$5,831,466
Change in estimated fair value:
Amount	$284,087	$136,939	$(128,045)	$(247,869)
Percentage	4.7%	2.3%	(2.1)%	(4.1)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,096,639	$6,088,185	$6,070,197	$6,060,853
Change in estimated fair value:
Amount	$17,304	$8,850	$(9,138)	$(18,482)
Percentage	0.3%	0.1%	(0.2)%	(0.3)%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at June 30, 2024	$885,053
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$978,489	$929,530	$844,090	$806,673
Change in estimated fair value:
Amount	$93,436	$44,477	$(40,963)	$(78,380)
Percentage	10.6%	5.0%	(4.6)%	(8.9)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$939,289	$911,268	$860,064	$836,525
Change in estimated fair value:
Amount	$54,236	$26,215	$(24,989)	$(48,528)
Percentage	6.1%	3.0%	(2.8)%	(5.5)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$900,052	$892,478	$877,898	$870,916
Change in estimated fair value:
Amount	$14,999	$7,425	$(7,155)	$(14,137)
Percentage	1.7%	0.8%	(0.8)%	(1.6)%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of June 30, 2024, given several parallel shifts in the discount rate, prepayment rate and delinquency rate:

Fair value at June 30, 2024	$2,728,943
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,966,767	$2,842,986	$2,623,622	$2,526,134
Change in estimated fair value:
Amount	$237,824	$114,043	$(105,321)	$(202,809)
Percentage	8.7%	4.2%	(3.9)%	(7.4)%

Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,888,042	$2,804,727	$2,659,509	$2,595,473
Change in estimated fair value:
Amount	$159,099	$75,784	$(69,434)	$(133,470)
Percentage	5.8%	2.8%	(2.5)%	(4.9)%

Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,774,102	$2,751,475	$2,706,569	$2,684,392
Change in estimated fair value:
Amount	$45,159	$22,532	$(22,374)	$(44,551)
Percentage	1.7%	0.8%	(0.8)%	(1.6)%

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

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the basic fee component of the related MSRs, as of June 30, 2024:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
Servicer advance investments	2.4%	4.8%	19.8%	19.9	bps	6.2%	21.4
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Real Estate and Other Securities Valuation

Rithm Capital’s real estate and other securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the US Department of the Treasury and are classified as Level 1. The table below is as of June 30, 2024:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Government-backed securities(C)	$9,561,293	$9,362,992	$9,300,237	$—	$9,300,237	2
Non-agency and other securities(D)	9,494,742	779,758	548,047	261,492	809,539	3
Total	$19,056,035	$10,142,750	$9,848,284	$261,492	$10,109,776
(A)Rithm Capital generally obtains pricing service quotations or broker quotations from two sources. Rithm Capital evaluates quotes received, determines one as being most representative of fair value and does not use an average of the quotes. Even if Rithm Capital receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because it believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases, for Non-Agency securities, there is a wide disparity between the quotes Rithm Capital receives. Rithm Capital believes using an average of the quotes in these cases would not represent the fair value of the asset. Based on Rithm Capital’s own fair value analysis, it selects one of the quotes which is believed to most accurately reflect fair value. Rithm Capital has not adjusted any of the quotes received in the periods presented. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” — meaning that the party giving the quotation is not bound to purchase the security at the quoted price. Rithm Capital’s investments in government-backed securities are classified within Level 2 of the fair value hierarchy because the market for these securities is active and market prices are readily observable.

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

For 64.2% of Non-Agency securities, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency	$520,083	5.3% – 20.2% (7.6%)	0.0% – 20.0% (6.4%)	0.0% – 2.0% (0.5%)	0.0% – 50.0% (18.6%)
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
(C)Presented within Government and government-backed securities on the Consolidated Balance Sheets.
(D)Presented within Other assets on the Consolidated Balance Sheets.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of June 30, 2024:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$13,970	8.2% – 8.6% (8.3%)	3.3% – 5.1% (3.8%)	1.3% – 6.1% (3.0%)	14.7% – 48.0% (40.0%)

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	CDR	Current Value of Underlying Properties
Acquired loans	$1,751	9.3%	18.7%	1.4%	325.0%

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFI, at fair value classified as Level 3 as of June 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans HFI, at fair value	$368,866	8.2% – 9.3% (8.5%)	3.0% – 5.1% (4.2%)	1.4% – 6.1% (3.9%)	14.9% – 48.0% (40.8%)

Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans HFI, at fair value classified as Level 3 as of June 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
SpringCastle	$244,578	9.2% – 10.2% (9.4%)	9.8% – 36.6% (14.8%)	2.8% – 8.0% (5.2%)	87.0% – 100.0% (93.9%)
Marcus	701,789	7.7%	20.8%	12.6%	75.3%
Consumer loans, HFI, at fair value	$946,367

Mortgage Loans Receivable Valuation

Rithm Capital classifies certain mortgage loans receivable as Level 3 in the fair value hierarchy. Performing originated mortgage loans are valued using (i) a market-based approach by utilizing the fair value of securities backed by similar loans adjusted for certain factors to approximate the fair value of a whole loan or (ii) current commitments to acquire the loans. Non-performing loan liquidation cash flows are derived based on the estimated value of the collateral, estimated recoveries and costs, and estimated time to liquidate the asset. Acquired mortgage loans receivable are valued using internal pricing models to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). The following table summarizes certain information regarding the weighted averages of inputs used in valuing mortgage loans receivable, at fair value classified as Level 3 as of June 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired mortgage loans receivable	$49,478	10.6%	—%	1.8% – 2.5% (1.9%)	25.0%
Originated mortgage loans receivable	1,999,788	9.2%	N/A	N/A	N/A
Mortgage loans receivable, at fair value	$2,049,266

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs as of June 30, 2024:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$16,411	0.0% – 100.0% (85.6%)	9.2 – 345.0 (242.9)

Asset-Backed Securities Issued

As of June 30, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined below) securitization, and therefore, Rithm Capital’s Consolidated Balance Sheets include the asset-backed securities issued by the trust. Rithm Capital elected the fair value option for the securities and valued them consistently with Non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued as of June 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$205,286	5.8%	14.8%	5.2%	93.6%

Notes Receivable, Notes Receivable Financing, and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes receivable, notes receivable financing, and loans receivable. As of June 30, 2024, the fair value of notes receivable and notes receivable financing was determined utilizing a market approach based on an observable trade in the specific security. Due to the fact that the fair value of Rithm Capital’s notes receivable, notes receivable financing, and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

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

The following table summarizes certain information regarding the carrying value and significant inputs used in valuing Rithm Capital’s notes and loans receivable as of June 30, 2024:

	Fair Value	Discount Rate
Notes receivable	$364,977	N/A
Loans receivable	29,114	12.8%
Total	$394,091

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of June 30, 2024:

Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$239,711	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	103,410	None(C)	N/A
Total	$343,121

(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$171.8 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of June 30, 2024, the structured alternative investment solution had unfunded commitments of $68.5 million related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

Notes payable of the structured alternative investment solution of $221.8 million as of June 30, 2024 are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated CFE based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. Notes payable of consolidated CFEs are included in Notes payable, at fair value and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations.

Consolidated Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans and mortgage loans receivable which are held as part of consolidated CFEs. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the fair value option for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 in the Company’s Amended 2023 Form 10-K/A for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans and mortgage loans receivable, which are assets of the consolidated CFEs, are included in Investments, at fair value and other assets, on the Company’s Consolidated Balance Sheets. The notes issued by the consolidated CFEs are included in Notes payable, at fair value and other liabilities on the Company’s Consolidated Balance Sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in Realized and unrealized gains (losses), net in the Company’s Consolidated Statements of Operations. The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2. The table below is as of June 30, 2024:

Loan Securitizations	Investments Fair Value	Notes Payable Fair Value
Residential mortgage loans	$3,347,335	$2,887,692

Rithm Capital classifies securitized mortgage loans receivable as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-agency securities described above. The following table summarizes the inputs used in valuing the notes payable as of June 30, 2024:

Loan securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread	Prepayment Rate(A)	CDR(B)	Loss Severity(C)
Mortgage loans receivable	$492,103	$451,682	2.1% - 4.9% (2.3%)	15.0%	—%	—%
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

At June 30, 2024, assets measured at fair value on a nonrecurring basis were $80.7 million. The $80.7 million of assets include approximately $72.9 million of residential mortgage loans HFS and $7.8 million of REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of June 30, 2024:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$53,951	6.6% – 8.6% (8.0%)	3.6 – 5.8 (5.5)	3.3% – 6.9% (3.5%)	1.8% – 16.2% (2.8%)	23.1% – 48.0% (36.4%)
Non-performing loans	18,943	9.3% – 9.4% (5.8%)	5.7 – 6.4 (3.7)	1.6% – 3.0% (1.4%)	1.4% – 8.6% (3.3%)	14.9% – 27.3% (13.4%)
Total/weighted average	$72,894	7.4%	5.1	3.0%	2.9%	30.4%
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

The total change in the recorded value of assets for which a fair value adjustment has been included in the Consolidated Statements of Operations for the six months ended June 30, 2024 consists of a valuation allowance of $3.3 million for residential mortgage loans and a reversal of valuation allowance of $1.4 million for REO.

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

Consolidated VIEs

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of June 30, 2024. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

Consumer Loan Companies

Rithm Capital had a co-investment in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”), which hold the SpringCastle loans.

On September 25, 2020, certain entities comprising the Consumer Loan Companies, in a private transaction, issued $663.0 million of asset-backed notes (“SCFT 2020-A”) securitized by a portfolio of consumer loans.

On June 28, 2024 Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from Blackstone for a total purchase price of $22.0 million. As of June 30, 2024, Rithm Capital owns 100% of the interest in the Consumer Loan Companies and consolidates them.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Sculptor Loan Financing Partners
In the second quarter of 2024, Sculptor launched a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the US and Europe (“Sculptor Loan Financing Partners”). The Company is the primary beneficiary of the Sculptor Loan Financing Partners, as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Consolidated CFEs:

Loan Securitizations - Mortgage Loans Receivable

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by mortgage loans receivable and for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the Trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitizations trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of June 30, 2024, these trusts’ assets consist of a pool of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 36 months, with an aggregate UPB of approximately $479.2 million and an aggregate principal limit of approximately $608.7 million. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

Loan Securitizations - Residential Mortgage Loans

Rithm Capital sponsors the formation of certain mortgage securitization trusts, considered VIEs, to securitize performing Non-QM loans and seasoned mortgage loans. The Company consolidates certain trusts for which it is the primary beneficiary. The Company acts as the primary servicer for such trusts and therefore has the ability to direct activities that could impact these trusts’ economic performance. Generally, the Company retains a vertical tranche of notes issued by these trusts for risk retention purposes in addition to the most subordinated tranches and “interest only” interests. Such retained interests were eliminated in consolidation. Depending on the type of the securitization, the underlying pool of assets may consist of performing, amortizing and interest only, fixed rate and adjustable rate mortgage loans secured by first liens on single family residential properties, planned unit developments and condominiums.

The assets of these consolidated loan securitizations may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of June 30, 2024, the Notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.9 billion. Rithm’s retained interest in the consolidated CFEs was $0.5 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of June 30, 2024, the consolidated notes payable due to third parties had a fair value of $221.8 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2025. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of June 30, 2024, the consolidated funds have not drawn on the facility.

See Note 18 and 19 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the Consolidated Balance Sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Sculptor Loan Financing Partners	Consolidated CFEs(B)			Total
						Loan Securitizations - Mortgage Loans Receivable	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
June 30, 2024
Assets
Servicer advance investments, at fair value	$357,220	$—	$—	—	$—	$—	$—	$—	$357,220
Residential mortgage loans, HFS, at fair value	—	—	407,036	—	—	—	—	—	407,036
Consumer loans	—	—	—	—	—	—	—	—	—
Assets of consolidated CFEs - investments	—	—	—	—	—	492,103	3,347,335	343,121	4,182,559
Cash and cash equivalents	5,825	18,571	—	—	—	—	—	—	24,396
Restricted cash	7,605	—	5,986	—	5,104	4,074	11,851	10,099	44,719
Other assets	14	1,313	—	—	41,660	23,427	—	793	67,207
Total Assets	$370,664	$19,884	$413,022	$—	$46,764	$519,604	$3,359,186	$354,013	$5,083,137
Liabilities
Secured financing agreements(A)	—	—	311,537	—	—	—	—	—	311,537
Secured notes and bonds payable(A)	262,069	—	—	—	—	—	—	—	262,069
Notes payable of consolidated CFEs(A)	—	—	—	—	—	451,682	2,887,692	221,801	3,561,175
Accrued expenses and other liabilities	2,052	2,008	—	—	24	548	12,185	1,925	18,742
Total Liabilities	$264,121	$2,008	$311,537	$—	$24	$452,230	$2,899,877	$223,726	$4,153,523

December 31, 2023 (As Restated)
Assets
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, HFS, at fair value	—	—	1,112,097	—	—	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	—	—	285,632
Assets of consolidated CFEs - investments	—	—	—	—	—	353,594	3,038,587	321,856	3,714,037
Cash and cash equivalents	5,381	18,159	—	—	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	—	7,572	6,263	18,013	52,535
Other assets	9	688	—	4,325	—	4,532	—	1,060	10,614
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$—	$365,698	$3,044,850	$340,929	$5,566,258
Liabilities
Secured financing agreements(A)	—	—	996,845	—	—	—	—	—	996,845
Secured notes and bonds payable(A)	274,404	—	—	235,770	—	—	—	—	510,174
Notes payable of consolidated CFEs(A)	—	—	—	—	—	318,998	2,618,082	218,157	3,155,237
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	—	371	6,263	1,763	20,132
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$—	$319,369	$2,624,345	$219,920	$4,682,388

(A)The creditors of the VIEs do not have recourse to the general credit of Rithm Capital Corp., and the assets of the VIEs are not directly available to satisfy Rithm Capital Corp’s obligations.
(B)Reflect Assets of consolidated CFEs - Investments, at fair value and other assets and Liabilities of consolidated CFEs - Notes payable, at fair value and other liabilities on the Consolidated Balance Sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Non-Consolidated VIEs

The Company retains interest in certain VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs as it is not considered the primary beneficiary. The following table summarizes the carrying value of real estate bonds issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. These bonds are presented as part of Other assets on the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023 (As Restated)
Residential mortgage loan UPB and other collateral	$7,761,760	$8,237,692
Weighted average delinquency(A)	5.3%	5.3%
Net credit losses	$161,752	$162,061
Face amount of debt held by third parties	$7,101,285	$7,596,408

Carrying value of bonds retained by Rithm Capital(B)(C)	$583,607	$543,447
Year to date cash flows received by Rithm Capital on these bonds	$43,576	$91,401
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

The following table summarizes the Company’s involvement with VIEs related to the asset management business that are not consolidated. The Company’s involvement, through Sculptor, is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 25.

	June 30, 2024	December 31, 2023
Net assets of unconsolidated VIEs in which the Company has a variable interest	$12,486,344	$12,782,124
Maximum risk of loss as a result of the Company’s involvement with unconsolidated VIEs:
Unearned income and fees	30,284	37,468
Income and fees receivable	14,717	43,250
Investments	546,490	533,026
Unfunded commitments(A)	186,109	207,575
Other commitments	24,364	—
Maximum Exposure to Loss	$801,964	$821,319
(A)Includes commitments from certain current and former employees and executive managing directors in the amounts of $111.3 million and $97.5 million as of June 30, 2024 and December 31, 2023, respectively.

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 25 regarding certain guarantees provided in connection with the investments. These investments are presented as part of Equity investments within other assets on the Consolidated Balance Sheets:

	June 30, 2024	December 31, 2023
Carrying value of commercial real estate held within unconsolidated VIEs	$133,458	$66,652
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$41,721	$29,210

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and it is presented as a separate component of Equity on the Company’s Consolidated Balance Sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 14), the Newrez Joint Ventures (Note 7), consumer loans (Note 8) and Sculptor investments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2024			December 31, 2023
	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary	Total Consolidated Equity	Others' Ownership Interest	Others' Interest in Equity of Consolidated Subsidiary
Advance Purchaser	$106,544	10.7%	$11,389	$104,458	10.7%	$11,157
Newrez Joint Ventures	$17,876	49.5%	$8,849	$16,607	49.5%	$8,220
Consumer Loan Companies(A)	$54,249	—%	$—	$72,361	46.5%	$33,748
Excess MSRs	$147,000	20.0%	$29,400	$—	—%	$—
Asset Management	$740,265	n/m(B)	$44,383	$673,523	n/m(B)	$40,971

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended June 30,
	2024			2023
	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries	Net income (loss)		Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries
Advance Purchaser	$(1,149)	10.7%	$(123)	$7,927		10.7%	$845
Newrez Joint Ventures	$2,052	49.5%	$1,016	$781		49.5%	$386
Consumer Loan Companies(A)	$(7,318)	46.5%	$(3,403)	$12,168		46.5%	$5,658
Excess MSRs	$23,182	20.0%	$4,636	$—	0	—%	$—
Asset Management	$25,964	n/m(B)	$835	$—		n/m(B)	$—

	Six Months Ended June 30,
	2024			2023
	Net income (loss)	Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries	Net income (loss)		Others’ ownership interest as a percent of total	Others’ interest in net income (loss) of consolidated subsidiaries
Advance Purchaser	$8,381	10.7%	$895	$6,557		10.7%	$699
Newrez Joint Ventures	$2,164	49.5%	$1,071	$695		49.5%	$344
Consumer Loan Companies(A)	$(5,127)	46.5%	$(2,384)	$9,776		46.5%	$4,546
Excess MSRs	$23,182	20.0%	$4,636	$—	0	—%	$—
Asset Management	$(13)	n/m(B)	$2,195	$—		n/m(B)	$—
(A)On June 28, 2024 Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from Blackstone for a total purchase price of $22.0 million.

(B)Percentage in the table above deemed “n/m” are not meaningful. Noncontrolling interests related to Sculptor represents the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by Sculptor employees in real estate funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the Consolidated Statements of Operations and therefore excluded in the calculation of noncontrolling interests.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Revenues consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Property and maintenance	$29,955	$33,117	$62,335	$66,755
Rental	18,920	17,743	37,869	35,866
Other	7,625	8,349	14,644	14,731
Total other revenues	$56,500	$59,209	$114,848	$117,353

General and Administrative expenses consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Legal and professional	$26,941	$21,385	$48,430	$34,140
Loan origination	17,541	12,323	32,976	24,080
Occupancy	16,234	16,382	32,149	34,748
Subservicing	17,690	40,625	37,118	75,881
Loan servicing	3,502	2,930	9,092	6,230
Property and maintenance	30,022	23,935	62,286	47,970
Information technology	47,999	33,140	87,803	68,108
Other	47,194	31,198	94,463	58,240
Total general and administrative expenses	$207,123	$181,918	$404,317	$349,397

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (As Restated)	2024	2023 (As Restated)
Real estate and other securities	$(87,979)	$(122,578)	$(190,942)	$(38,727)
Residential mortgage loans and REO	22,623	(10,123)	26,149	7,974
Derivative and hedging instruments	17,054	215,952	58,986	64,946
Notes and bonds payable	(2,857)	4,549	(2,631)	2,049
Consolidated CFEs(A)	33,384	(17,441)	49,797	(5,197)
Other(B)	3,006	6,174	(974)	(20,417)
Realized and unrealized gains (losses), net	$(14,769)	$76,533	$(59,615)	$10,628
Other income (loss), net	19,042	(47,898)	26,968	(73,064)
Total other income (loss)	$4,273	$28,635	$(32,647)	$(62,436)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues earned by Sculptor:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Management fees	$59,859	$116,989
Incentive income	49,574	63,395
Other asset management income	—	4,909
Total asset management revenues	$109,433	$185,293

The following table presents the composition of the Company’s income and fees receivable through Sculptor:

	June 30, 2024	December 31, 2023
Management fees receivable	$23,064	$23,757
Incentive income receivable	32,040	35,377
Total income and fees receivable	$55,104	$59,134

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

The following table presents the Company’s unearned income and fees through Sculptor:

	June 30, 2024	December 31, 2023
Unearned management fees	$1	$1
Unearned incentive income	30,283	37,467
Total unearned income and fees	$30,284	$37,468

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

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the six months ended June 30, 2024, 6.1 million shares of common stock were issued under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
During the six months ended June 30, 2024, the Company did not repurchase any shares of its common stock or its preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023	2024	2023
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	0.80	0.80
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	0.88	0.88
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$3.51	$3.51
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.

On June 18, 2024, Rithm Capital’s board of directors declared second quarter 2024 preferred dividends of approximately $0.47 per share of Series A, $0.45 per share of Series B, $0.40 per share of Series C and $0.44 per share of the Series D Cumulative Redeemable Preferred Stock, or approximately $2.9 million, $5.0 million, $6.3 million and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8
December 12, 2023	January 2024	0.25	120.8
March 20, 2024	April 2024	0.25	120.9
June 18, 2024	July 2024	0.25	122.4

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes outstanding options as of June 30, 2024. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended June 30, 2024 was $10.91 per share:

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of June 30, 2024	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of June 30, 2024 (millions)
Independent Directors	Various	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	7,050,335	9.38	10.81
Outstanding		21,473,990	21,473,990
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

There was no activity related to options during the six months ended June 30, 2024. There were 21,473,990 options outstanding as of June 30, 2024 and December 31, 2023.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$238,517	$386,685	$526,004	$476,634
Noncontrolling interests in income of consolidated subsidiaries	2,961	6,889	6,413	5,589
Dividends on preferred stock	22,395	22,395	44,790	44,790
Net income (loss) attributable to common stockholders	$213,161	$357,401	$474,801	$426,255

Basic weighted average shares of common stock outstanding	486,721,836	483,091,792	485,029,307	480,642,680
Effect of dilutive securities:(A)(B)
Stock options	1,078,804	—	988,302	—
Common stock purchase warrants	—	—	—	2,223,336
Restricted stock	120,151	285,169	197,452	247,384
Time-based restricted stock unit awards	1,488,716	—	1,152,513	—
Performance-based restricted stock unit awards	1,295,297	—	950,579	—
Time vesting Class B Profits Units(A)(B)	134,776	—	67,388	—
Performance vesting Class B Profits Units(A)(B)	141,702	—	70,851	—
Diluted weighted average shares of common stock outstanding	490,981,282	483,376,961	488,456,392	483,113,400

Basic earnings (loss) per share attributable to common stockholders	$0.44	$0.74	$0.98	$0.89
Diluted earnings (loss) per share attributable to common stockholders	$0.43	$0.74	$0.97	$0.88
(A)Certain stock options and common stock purchase warrants that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the periods where they were out-of-the-money or a loss has been recorded, because they would have been anti-dilutive for the period presented. There were no anti-dilutive common stock purchase warrants for all periods presented.
(B)Awards related to stock-based compensation were included to the extent dilutive and issuable under the relevant time and/or performance measures.

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current:
Federal	$1,138	$—	$1,750	$16
State and local	2,130	99	2,527	122
Foreign	1,928	—	3,704	—
Total current income tax expense (benefit)	5,196	99	7,981	138
Deferred:
Federal	39,219	48,232	115,672	34,064
State and local	6,698	8,199	19,934	5,522
Foreign	535	—	1,473	—
Total deferred income tax expense (benefit)	46,452	56,431	137,079	39,586
Total income tax expense (benefit)	$51,648	$56,530	$145,060	$39,724

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Rithm Capital operates various business segments, including origination and servicing, asset management, and portions of the investment portfolio, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 4 for further details.

As of June 30, 2024, Rithm Capital recorded a net deferred tax liability of $951.0 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets. As of June 30, 2024, Sculptor recorded a net deferred tax asset of $283.1 million, primarily composed of net operating losses and tax deductible goodwill, which is reported within other assets in the Consolidated Balance Sheets.

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

In 2023, in connection with the acquisition of Sculptor, litigation was filed against Sculptor alleging, among other things, that Sculptor’s board of directors (the “Sculptor Board”) and the special committee of the Sculptor Board violated their fiduciary duties, and sought, among other things, to enjoin the transaction with Rithm Capital. An agreement was reached in principle by the parties to settle all claims of the litigation. The parties executed and filed the Stipulation and Agreement of Settlement, Compromise and Release in connection with the settlement, which was approved at a final hearing in May 2024.

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

Capital Commitments — As of June 30, 2024, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments and to Note 27 for additional capital commitments entered into subsequent to June 30, 2024, if any):

•MSRs and Servicer Advance Investments — Rithm Capital and, in some cases, third-party co-investors agreed to purchase future servicer advances related to certain Non-Agency residential mortgage loans. In addition, Rithm Capital’s subsidiaries, NRM and Newrez, are generally obligated to fund future servicer advances related to the loans they are obligated to service. The actual amount of future advances purchased will be based on (i) the credit and prepayment performance of the underlying loans, (ii) the amount of advances recoverable prior to liquidation of the related collateral and (iii) the percentage of the loans with respect to which no additional advance obligations are made. The actual amount of future advances is subject to significant uncertainty. Refer to Notes 5 and 14 for discussion on Rithm Capital’s MSRs and servicer advance investments, respectively.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of June 30, 2024, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $49.4 million and $1.9 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

•Residential Mortgage Loans — As part of its investment in residential mortgage loans, Rithm Capital may be required to outlay capital. These capital outflows primarily consist of advance escrow and tax payments, residential maintenance and property disposition fees. The actual amount of these outflows is subject to significant uncertainty. See Note 7 for information regarding Rithm Capital’s residential mortgage loans.

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $162.0 million of unfunded and available revolving credit privileges as of June 30, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — On June 21, 2023, Crowne Property Acquisitions, LLC, a wholly-owned subsidiary of Rithm Capital, executed a purchase and sales agreement with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the fourth quarter of 2024. As of June 30, 2024, 332 SFR properties have been delivered to Rithm Capital pursuant to this arrangement.

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

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $938.3 million and $1.5 million, respectively, of additional advances on existing mortgage loans as of June 30, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

•Equity Investments — As part of its investment commitment in certain commercial real estate projects, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations.

•Fund Commitments — The Company has unfunded capital commitments of $246.0 million to certain funds Sculptor manages, of which $108.3 million relates to commitments of consolidated funds. The remaining $137.7 million relates to commitments of the Company to unconsolidated funds. Approximately $111.3 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 6 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At June 30, 2024, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

26. RELATED PARTY TRANSACTIONS

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

Loan Agreement
In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within Other assets on the Consolidated Balance Sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a remaining term of approximately 25 months unless otherwise extended with the entity. This loan is included in Mortgage Loans Receivable, at fair value on Rithm Capital’s Consolidated Balance Sheets.

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

As of June 30, 2024, approximately $753.2 million of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of June 30, 2024, approximately 55.0% of these AUM were not charged management or incentive fees.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Investment in Structured Alternative Investment Solution
In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle consolidated by Sculptor. Sculptor invested approximately $127.8 million in the vehicle. See Note 19 and Note 20 for additional details on the structured alternative investment solution.

Investments in Consolidated Loan Securitizations
The Company retains beneficial interests in consolidated loan securitization trusts that it sponsors. Refer to Note 20 for additional details.

Transactions with Great Ajax
In connection with the transaction with Great Ajax, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into a management agreement to serve as Great Ajax’s external manager and Rithm Capital acquired 2.9 million shares of Great Ajax common stock for a purchase price of $14 million, equal to 6.3% of shares of Great Ajax common stock outstanding as of June 30, 2024, pursuant to the terms of a stock purchase agreement. In addition, during the quarter, Great Ajax issued five-year warrants to Rithm Capital, exercisable for shares of Great Ajax’s common stock.

Pursuant to the Great Ajax Management Agreement, RCM Manager implements and manages Great Ajax’s business strategy, investment activities and day-to-day operations subject to oversight by Great Ajax’s Board of Directors. Additionally, the Company’s Chief Executive Officer currently serves as Great Ajax’s Interim Chief Executive Officer and a member of the Board of Directors of Great Ajax. The Company’s Chief Executive Officer does not receive any compensation from Great Ajax for either his role as Interim Chief Executive Officer and member of the Board of Directors.

During the first quarter of 2024 (prior to the closing of the transaction with Great Ajax), the Company acquired a pool of performing and non-performing residential mortgage loans with an UPB of $245.3 million from Great Ajax.

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Great Ajax, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Great Ajax, which were previously serviced by an affiliate of Great Ajax. For loans held directly by Great Ajax, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Great Ajax for REO assets. For the servicing of the loans in the securitization trusts sponsored by Great Ajax, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of June 30, 2024, the fair value of recognized Mortgage Servicing Rights associated with the loans in securitizations sponsored by Great Ajax was approximately $19.3 million.

Other Commitments
The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

27. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to June 30, 2024 through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A, “Risk Factors” of this Report and Part I, Item 1A, “Risk Factors” of our Amended 2023 Form 10-K/A.

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

On August 12, 2024, the Company filed the Amended Reports which included the restatement of certain prior period financial information. Certain prior period financial information contained in this Management’s discussion and analysis of financial condition and results of operations was restated in the Amended Reports, including information presented in following tables identified “As Restated” as well as prior period information referenced in this section. Accordingly, this Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Amended Reports.

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are structured as an internally managed REIT for US federal income tax purposes. Rithm Capital became a publicly-traded entity on May 15, 2013.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor and its affiliates. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023 pursuant to an Agreement and Plan of Merger (including the schedules and exhibits thereto and as amended by Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement). For more information about our investment guidelines, see “Part I, Item 1. Business—Investment Guidelines” of our Amended 2023 Form 10-K/A.

As of June 30, 2024, we had approximately $42.0 billion in total assets and approximately $32.1 billion in assets under management (“AUM”).

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands except per share amounts	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Total equity	$7,420,614	$7,243,372	$7,101,038	$7,267,963	$7,194,684
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	94,021	93,820	94,096	59,907	60,251
Total equity attributable to common stock	$6,069,339	$5,892,298	$5,749,688	$5,950,802	$5,877,179

Common stock outstanding	489,732,422	483,477,713	483,226,239	483,214,061	483,320,606

Book value per common share	$12.39	$12.19	$11.90	$12.32	$12.16

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Report for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS
Summary
The economic data suggests that the US economy continued to expand at a solid rate during the second quarter of 2024. Real gross domestic product (“GDP”) rose an annualized 2.8% in the second quarter following an increase of 1.4% in the first quarter. Market inflation expectations remained anchored; the 10-year breakeven inflation rate remained tightly bound around a 2.33% average, ranging from a low of 2.18% to a high of 2.43% during the quarter. The unemployment rate continued to drift higher during the second quarter with the rate in June at 4.1% compared to 3.8% in March and 3.7% in December, which suggests that the economy during the first half of the year grew at a pace slower than its potential growth. The labor market continued to rebalance as job openings were estimated to have fallen by around 700,000 in the first six months of the year, which lowered the number of vacancies per unemployed job seeker to 1.2 in June 2024 from 1.4 in December 2023.
Inflation
The progress towards lower inflation slowed in the first quarter but the second quarter inflation data showed further moderation. The 12-month increase in core consumer price index (“CPI”), which only slowed from 3.9% in December 2023 to 3.8% in March 2024, cooled further to 3.3% in June 2024. Headline CPI price inflation in June 2024 stood at 3.0%.
Labor Markets
During the second quarter of 2024, the US labor market continued to expand but nonetheless appeared to make progress in balancing the demand for and supply of labor. Average monthly payroll growth during the second quarter was 168,000 compared to 267,000 in the first quarter. The unemployment rate edged up to 4.1% in June from 3.8% in March, which although historically low represents an increase of 0.7 percentage points from the low in April 2023. Combined with a decline in the job openings rate from 5.3% in February 2024 to 4.9% in June 2024, the labor market continued to show improved balance between the supply of and demand for labor. Reflecting this improved balance, wage growth continued to slow with the increase in average hourly earnings in June 2024 slowing to 3.8% from 4.1% in March 2024.
Housing Market
During the second quarter of 2024, the housing market showed signs of further slowing as total home sales (new and existing) in June were reported at an annual rate of 4.51 million compared to 5.02 million in the middle of the first quarter. Home price growth also moderated with the 12-month increase in the median resale price of an existing home at 4.1% in June, which compared to 5.6% in February.

The market conditions discussed above influence our investment strategy and results. On balance, bond yields and mortgage rates were little changed in the second quarter as the Fed signaled that it needed greater confidence that inflation was headed to its target of 2% but also that the policy rate had likely peaked. The 30-year fixed mortgage rate was 6.86% at the end of the second quarter compared to 6.79% at the end of the first quarter.

The following table summarizes the change in US GDP estimates (annualized rate) according to the US Bureau of Economic Analysis:

	Three Months Ended
	June 30, 2024(A)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Real GDP	2.8%	1.4%	3.3%	4.9%	2.1%
(A)Annualized rate based on the advance estimate.

The following table summarizes the annualized US unemployment rate according to the US Department of Labor:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Unemployment rate	4.1%	3.8%	3.7%	3.8%	3.6%

The following table summarizes the annualized 10-year US Treasury rate and the annualized 30-year fixed mortgage rate:

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
10-year US Treasury rate	4.4%	4.2%	3.9%	4.6%	3.8%
30-year fixed mortgage rate	6.9%	6.8%	6.6%	7.3%	6.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024; however, uncertainty related to market volatility, inflationary pressures causing the federal funds rate to remain elevated and various regional adversaries and uncertainties related to trade and fiscal policy given the November elections makes any estimates and assumptions as of June 30, 2024 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

OUR PORTFOLIO

Our portfolio, as of June 30, 2024 and December 31, 2023, is composed of origination and servicing, our investment portfolio, mortgage loans receivable, and asset management, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
June 30, 2024
Investments	$11,635,825	$13,633,989	$2,049,266	$—	$—	$27,319,080
Cash and cash equivalents	614,849	466,450	48,894	105,895	2,648	1,238,736
Restricted cash	153,526	94,085	36,020	13,324	—	296,955
Other assets	3,835,566	3,714,972	107,794	1,117,622	23,504	8,799,458
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs(A)	—	3,359,187	519,604	354,012	—	4,232,803
Total assets	$16,264,142	$21,273,775	$2,817,309	$1,637,511	$26,152	$42,018,889
Debt	$8,586,918	$14,663,902	$1,611,055	$439,520	$1,031,690	$26,333,085
Other liabilities	3,669,928	551,537	21,963	234,000	211,929	4,689,357
Liabilities of consolidated CFEs(A)	—	2,899,877	452,230	223,726	—	3,575,833
Total liabilities	12,256,846	18,115,316	2,085,248	897,246	1,243,619	34,598,275
Total equity	4,007,296	3,158,459	732,061	740,265	(1,217,467)	7,420,614
Noncontrolling interests in equity of consolidated subsidiaries	8,849	40,789	—	44,383	—	94,021
Total Rithm Capital stockholders’ equity	$3,998,447	$3,117,670	$732,061	$695,882	$(1,217,467)	$7,326,593
Investments in equity method investees	$23,436	$66,248	$—	$113,355	$—	$203,039
December 31, 2023 (As Restated)
Investments	$9,413,923	$13,322,960	$1,879,319	$—	$—	$24,616,202
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of collateralized financing entities ("CFEs"). The assets of the CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

Operating Investments

Origination and Servicing

Rithm Capital’s servicing and origination businesses operated through its wholly-owned subsidiaries Newrez, New Residential Mortgage LLC (“NRM”) and Caliber Home Loans Inc. (“Caliber”), through December 31, 2023. The operations of Caliber were fully integrated into Newrez in the fourth quarter of 2023, and as such operated within Newrez during the six months ended June 30, 2024.

We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, offer purchase, refinance and closed end second opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs and the US Department of Agriculture, and RMBS and other securities are issued by either public trusts or private label securitization entities (securities issued as such, known as “Non-Agency”) and non-qualified residential mortgage loans (“Non-QM”) through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of agency residential mortgage loans issued by the GSEs or Ginnie Mae (securities issued as such, known as “Agency”) . We originate closed end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage.

Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Shellpoint Mortgage Servicing (“SMS”), our special servicing division, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of June 30, 2024, the performing loan servicing division serviced $486.4 billion unpaid principal balance (“UPB”) of loans, and SMS serviced $255.2 billion UPB of loans, for a total servicing portfolio of $741.6 billion UPB, increased $164.1 billion from the prior quarter. The increase was primarily attributable to an increase in third party servicing

UPB due to the acquisition of Computershare (the “Computershare Acquisition”) (Note 3 to our consolidated financial statements) and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	Unpaid Principal Balance
	Three Months Ended				Six Months Ended
(in millions)	June 30, 2024	% of Total	March 31, 2024	% of Total	June 30, 2024	% of Total	June 30, 2023	% of Total	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$725	5%	$670	6%	$1,395	5%	$981	6%	$55	$414
Retail / Joint Venture	1,178	8%	1,185	11%	2,363	9%	3,236	19%	(7)	(873)
Wholesale	1,745	12%	1,098	10%	2,843	11%	2,497	15%	647	346
Correspondent	10,972	75%	7,867	73%	18,839	75%	10,185	60%	3,105	8,654
Total Production by Channel	$14,620	100%	$10,820	100%	$25,440	100%	$16,899	100%	$3,800	$8,541

Production by Product
Agency	$8,275	58%	$5,246	49%	$13,521	54%	$9,100	54%	$3,029	$4,421
Government	5,757	39%	5,196	48%	10,953	43%	7,221	43%	561	3,732
Non-QM	333	2%	186	2%	519	2%	244	1%	147	275
Non-Agency	69	—%	44	—%	113	—%	142	1%	25	(29)
Other	186	1%	148	1%	334	1%	192	1%	38	142
Total Production by Product	$14,620	100%	$10,820	100%	$25,440	100%	$16,899	100%	$3,800	$8,541

% Purchase	87%		83%		85%		86%
% Refinance	13%		17%		15%		14%

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023	QoQ Change	YoY Change
Gain on originated residential mortgage loans, HFS, net(A)(B)(C)(D)	$153,330	$140,670	$294,000	$248,199	$12,660	$45,801

Pull through adjusted lock volume	$15,271,900	$11,706,289	$26,978,189	$17,778,390	$3,565,611	$9,199,799

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.71%	3.94%	3.81%	3.86%
Retail / Joint Venture	3.71%	3.62%	3.66%	3.51%
Wholesale	1.23%	1.33%	1.27%	1.55%
Correspondent	0.42%	0.53%	0.46%	0.52%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.00%	1.20%	1.09%	1.40%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $233.8 million and $177.7 million for the three months ended June 30, 2024 and March 31, 2024, respectively. Includes loan origination fees of $411.5 million and $162.9 million for the six months ended June 30, 2024 and 2023, respectively.
(C)Represents Gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).

(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total Gain on originated residential mortgage loans, HFS, net increased $12.7 million to $153.3 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024. The increase is attributable to an increase in pull through adjusted lock volume across most channels driven by seasonal demand. Purchase originations comprised 87% of funded loans for the three months ended June 30, 2024, higher than 83% for the three months ended March 31, 2024. Total Gain on originated residential mortgage loans, HFS, net increased $45.8 million to $294.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is attributable to an increase in pull through adjusted lock volume primarily driven by increased correspondent volume offsetting reductions in Retail/Joint Venture. Purchase originations comprised 85% of funded loans for the six months ended June 30, 2024, comparable to 86% for the six months ended June 30, 2023, as interest rates remained elevated year-over-year, reducing refinance opportunities.

For the three months ended June 30, 2024, funded loan origination volume was $14.6 billion, up from $10.8 billion in the prior quarter. Gain on sale margin for the three months ended June 30, 2024 was 1.00%, 20 bps lower than the 1.20% for the prior quarter, primarily due to lower correspondent margins driven by a competitive pricing environment. For the six months ended June 30, 2024, funded loan origination volume was $25.4 billion, up from $16.9 billion compared to the six months ended June 30, 2023. Gain on sale margin for the six months ended June 30, 2024 was 1.09%, 31 bps lower than the 1.40% for the six months ended June 30, 2023, primarily due to channel mix and lower margins in third party originations driven by an increased competitive environment (refer to the tables above).

The table below provides the mix of our serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Newrez subservices on behalf of Rithm Capital or its subsidiaries and for third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	June 30, 2024	March 31, 2024	June 30, 2023	QoQ Change	YoY Change
Performing Servicing
MSR-owned assets	$483,313	$444,504	$391,040	$38,809	$92,273
Residential whole loans	3,066	2,765	1,967	301	1,099
Total Performing Servicing	486,379	447,269	393,007	39,110	93,372

Special Servicing
MSR-owned assets	35,199	12,115	10,588	23,084	24,611
Residential whole loans	6,313	6,816	6,786	(503)	(473)
Third party	213,661	111,287	95,603	102,374	118,058
Total Special Servicing	255,173	130,218	112,977	124,955	142,196
Total servicing portfolio	$741,552	$577,487	$505,984	$164,065	$235,568

Agency servicing
MSR-owned assets	$356,580	$323,473	$273,990	$33,107	$82,590
Third party	19,461	9,010	9,139	10,451	10,322
Total agency servicing	376,041	332,483	283,129	43,558	92,912

Government-insured servicing
MSR-owned assets	133,420	129,914	123,800	3,506	9,620
Total government servicing	133,420	129,914	123,800	3,506	9,620

Non-Agency (private label) servicing
MSR-owned assets	28,512	3,232	3,838	25,280	24,674
Residential whole loans	9,379	9,581	8,753	(202)	626
Third party	194,200	102,277	86,464	91,923	107,736
Total Non-Agency (private label) servicing	232,091	115,090	99,055	117,001	133,036
Total servicing portfolio	$741,552	$577,487	$505,984	$164,065	$235,568

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023	QoQ Change	YoY Change
Servicing fees
MSR-owned assets	$346,603	$322,094	$668,697	$603,871	$24,509	$64,826
Residential whole loans	2,492	2,610	5,102	4,336	(118)	766
Third party	37,357	24,049	61,406	45,378	13,308	16,028
Total servicing fees	386,452	348,753	735,205	653,585	37,699	81,620

Other fees
Incentive	13,959	12,145	26,104	24,546	1,814	1,558
Ancillary	40,667	30,375	71,042	29,491	10,292	41,551
Boarding	938	743	1,681	1,656	195	25
Other	—	5,462	5,462	—	(5,462)	5,462
Total other fees(A)	55,564	48,725	104,289	55,693	6,839	48,596

Total servicing portfolio fees	$442,016	$397,478	$839,494	$709,278	$44,538	$130,216
(A)Includes other fees earned from third parties of $13.6 million and $14.1 million for the three months ended June 30, 2024 and March 31, 2024, respectively, and $27.7 million and $23.7 million for the six months ended June 30, 2024 and 2023, respectively.

MSRs and MSR Financing Receivables

Our servicing segment consists of owned MSRs primarily serviced by Newrez. As of June 30, 2024, 88.3% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez.

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

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to June 30, 2024.

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

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

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

The table below summarizes our MSRs and MSR financing receivables as of June 30, 2024:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$381.5	27	$6.1
Non-Agency(A)	72.1	44	0.9
Ginnie Mae	133.4	45	2.7
Total/Weighted Average	$587.0	34	$9.7
(A)Includes GSE and Non-Agency MSRs of $24.9 billion and $43.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of June 30, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE(A)	$6,079,335	$381,516,738	2,000,030	770	4.0%	274	59	1.1%	6.0%	5.9%	—%	1.7%
Non-Agency(A)	885,053	72,106,898	582,747	657	4.6%	265	201	15.5%	6.6%	4.4%	2.2%	—%
Ginnie Mae	2,728,943	133,419,752	555,747	702	4.0%	318	38	0.4%	6.4%	6.2%	0.1%	3.2%
Total	$9,693,331	$587,043,388	3,138,524	741	4.1%	283	72	2.7%	6.1%	5.8%	0.3%	1.8%
(A)Includes GSE and Non-Agency MSRs of $24.9 billion and $43.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE(G)	0.3%	0.2%	—%	0.2%
Non-Agency(G)	4.8%	5.5%	0.6%	2.4%
Ginnie Mae	2.0%	0.5%	—%	0.6%
Weighted Average	1.2%	0.9%	0.1%	0.5%
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
(G)Includes GSE and Non-Agency MSRs of $24.9 billion and $43.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

Investment Portfolio

MSRs and MSR Financing Receivables (Serviced By Others)

In addition to MSRs serviced by Newrez discussed in the previous section, we contract with PHH Mortgage Corporation (“PHH”) and Valon Mortgage, Inc. (“Valon”) to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables. As of June 30, 2024, PHH and Valon subservice 7.4% and 4.3%, or $43.6 billion and $24.9 billion, of the underlying UPB of the related mortgages, respectively.

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to June 30, 2024.

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

Excess MSRs

An MSR is made up of two components: a basic fee and an Excess MSR. The basic fee is the expected amount of compensation needed for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the basic fee.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions) (B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$56.6	32	20	65.0% – 80.0%	$395.6
(A)The MSR is a weighted average as of June 30, 2024, and the Excess MSR represents the difference between the weighted average MSR and the basic fee (which fee remains constant).
(B)Excess MSRs serviced by Mr. Cooper Group Inc. (“Mr. Cooper”), we also invested in related servicer advance investments, including the basic fee component of the related MSR (Note 14) on $14.0 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the new joint venture with Sculptor non-consolidated funds as of June 30, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average	$395,606	$56,559,914	448,100	717	4.6%	230	156	6.4%	6.0%	0.5%	16.2%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	0.7%	1.9%	0.6%	0.2%
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

The following is a summary of our servicer advance investments, including the right to the basic fee component of the related MSRs (dollars in thousands):

	June 30, 2024
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper serviced pools	$336,131	$357,220	$13,974,237	$302,282	2.2%
(A)Represents the fair value of the servicer advance investments, including the basic fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the six months ended June 30, 2024 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Six Months Ended June 30, 2024	Face Amount of Secured Notes and Bonds Payable	Loan-to-Value (“LTV”)(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.2%	8.3	$6,388	$262,069	84.7%	82.5%	7.3%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

June 30, 2024
Principal and interest advances	$52,686
Escrow advances (taxes and insurance advances)	137,726
Foreclosure advances	111,870
Total	$302,282

Real Estate Securities

Government and government-backed securities

The following table summarizes our Agency RMBS and US Treasury portfolio as of June 30, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$9,561,293	$9,362,988	$3,291	$(66,040)	$9,300,239	47	8.7	6.3%	$9,114,181
Treasury Bills	25,000	24,860	N/A	N/A	24,860	2	0.1	N/A	—
Total/weighted average	$9,586,293	$9,387,848	$3,291	$(66,040)	$9,325,099	49	8.7	N/A	$9,114,181
(A)Agency RMBS and US Treasuries are held at fair value under the fair value option election. US Treasury Bills are held-to-maturity at amortized cost basis.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our Agency RMBS portfolio for the three months ended June 30, 2024:

Net Interest Spread(A)
Weighted Average Asset Yield	5.13%
Weighted Average Funding Cost	5.38%
Net Interest Spread	(0.25)%
(A)The Agency RMBS portfolio consists of 100.0% fixed-rate securities (accounted for on amortized cost basis).

We largely employ our Agency RMBS and US Treasury positions, or government-backed securities, as a hedge to our MSR portfolio and for REIT status. Our government-backed securities portfolio was $9.3 billion as of June 30, 2024. We finance the investments with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At June 30, 2024 and December 31, 2023, the Company pledged Agency RMBS and US Treasuries with a carrying value of approximately $9.5 billion and $8.5 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Act. We also retain and own bonds from our consolidated private label mortgage securitizations which eliminate in consolidation. The equity value is reflected in Assets of consolidated CFEs and Liabilities of consolidated CFEs on the Consolidated Balance Sheets, and is excluded from the tables below. As of June 30, 2024, 65.7% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of June 30, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency RMBS	$9,282,910	$520,445	$87,280	$(59,679)	$548,046	$630,000
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Fair value, which is equal to carrying value for all securities.
(C)Includes repurchase agreements on non-agency securities retained through consolidated securitizations.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of June 30, 2024 (dollars in thousands):

	Non-Agency RMBS Characteristics
	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Excess Spread(B)	Weighted Average Life (Years)	Weighted Average Coupon(C)
Total/weighted average(A)	619	$9,282,824	$520,445	$547,973	—%	5.0	3.1%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(D)	3-Month CPR(E)	Delinquency(F)	Cumulative Losses to Date
Total/weighted average(A)	16.1	0.49	4.7%	1.4%	1.1%
(A)Excludes other asset-backed securities, including bonds backed by consumer loans.
(B)The current amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance for the quarter ended June 30, 2024.
(C)Excludes residual bonds with a carrying value of $17.1 million for which no coupon payment is expected.
(D)The ratio of original UPB of loans still outstanding.
(E)Three-month average constant prepayment rate and default rates.
(F)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended June 30, 2024:

Net Interest Spread(A)
Weighted average asset yield	5.14%
Weighted average funding cost	7.41%
Net interest spread	(2.27)%
(A)The Non-Agency RMBS portfolio consists of 21.7% floating rate securities and 78.3% fixed-rate securities (accounted for on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At June 30, 2024 and December 31, 2023, the Company pledged Non-Agency RMBS, including securities retained through consolidated securitizations, with a carrying value of approximately $1.0 billion and $1.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

See Note 6 to our consolidated financial statements for additional information including a summary of activity related to government and government-backed securities from December 31, 2023 to June 30, 2024.

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

As of June 30, 2024, we had approximately $4.3 billion outstanding face amount of loans included in Residential mortgage loans, held-for-sale and Residential mortgage loans, held-for-investment at fair value on the Consolidated Balance Sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.8 billion. We acquired these loans through open market purchases, loan origination through Newrez and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at June 30, 2024 (dollars in thousands).

	June 30, 2024					December 31, 2023 (As Restated)
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,577,247	$3,347,246	10,411	5.5%	25.9	$3,038,587
Residential mortgage loans, HFI, at fair value	$421,507	$368,866	7,823	8.5%	5.2	$379,044

Residential mortgage loans, HFS
Acquired performing loans(C)	61,427	53,951	1,790	8.0%	5.5	57,038
Acquired non-performing loans(D)	21,874	18,943	247	6.1%	3.9	21,839
Total residential mortgage loans, HFS	$83,301	$72,894	2,037	7.5%	5.1	$78,877

Residential mortgage loans, HFS, at fair value
Acquired performing loans(C)(E)	850,561	834,383	3,041	5.8%	11.2	400,603
Acquired non-performing loans(D)(E)	233,580	214,071	1,130	3.7%	23.0	204,950
Originated loans	2,723,582	2,789,475	9,872	7.2%	29.2	1,856,312
Total residential mortgage loans, HFS, at fair value	$3,807,723	$3,837,929	14,043	6.7%	24.8	$2,461,865
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For Level 2 loans, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans of consolidated CFEs are classified as Level 2 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.
(C)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(D)As of June 30, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $217.2 million and $192.6 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, LTV ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At June 30, 2024 and December 31, 2023, the Company pledged residential mortgage loans with a carrying value of approximately $4.2 billion and $2.2 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2023 to June 30, 2024.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs Bank USA in June 2023 (the “Marcus loans” or “Marcus”) and those loans (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), as of June 30, 2024 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$231,945	38,813	18.2%	14.4%	235	45.6	1.8%	14.7%	4.7%
Marcus	779,708	100,855	10.9%	0.0%	25	11.0	11.5%	20.2%	13.8%
Total/weighted average	$1,011,653	139,668	12.6%	3.3%	73	18.9	9.3%	18.9%	11.7%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2023 to June 30, 2024.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2023 to June 30, 2024.

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio and strive to become a leader in the SFR sector by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of June 30, 2024, our SFR portfolio consists of 4,008 properties with an aggregate carrying value of $1.0 billion, up from 3,888 properties with an aggregate carrying value of $1.0 billion as of December 31, 2023. During the six months ended June 30, 2024, we acquired 132 SFR properties.

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

The following table summarizes certain key SFR property metrics as of June 30, 2024 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	93	2.3%	$18,704	1.8%	$201	96.8%	93.5%	96.8%	$1,542	1,561
Arizona	147	3.7%	59,845	5.8%	407	87.8%	87.8%	88.4%	2,056	1,528
Florida	837	20.9%	236,142	23.0%	282	93.0%	90.7%	93.4%	1,918	1,430
Georgia	754	18.8%	185,961	18.1%	247	90.1%	88.1%	90.5%	1,869	1,770
Indiana	120	3.0%	27,612	2.7%	230	95.8%	92.5%	95.8%	1,646	1,625
Mississippi	157	3.9%	32,430	3.2%	207	91.1%	88.5%	93.5%	1,751	1,685
Missouri	359	9.0%	72,647	7.1%	202	93.3%	90.8%	93.3%	1,599	1,408
Nevada	108	2.7%	38,138	3.7%	353	88.9%	86.1%	88.9%	1,875	1,459
North Carolina	444	11.1%	134,917	13.2%	304	94.6%	92.1%	94.6%	1,820	1,542
Oklahoma	52	1.3%	11,481	1.1%	221	98.1%	98.1%	98.1%	1,533	1,592
Tennessee	88	2.2%	31,422	3.1%	357	93.2%	92.0%	93.2%	2,004	1,499
Texas	847	21.1%	175,566	17.1%	207	70.9%	69.0%	90.8%	1,945	1,768
Other US	2	—%	461	—%	230	100.0%	100.0%	100.0%	1,797	1,572
Total/Weighted Average	4,008	100.0%	$1,025,326	100.0%	$256	87.8%	85.7%	92.4%	$1,852	1,603

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 18 to our consolidated financial statements for further information regarding financing of our SFR properties.

Other Investment Portfolio Businesses

Our investment portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our subsidiary Guardian Asset Management, which is a national provider of field services and property management services, and Adoor LLC, which is focused on the acquisition and management of our SFR properties.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 17.2% and have initial terms typically ranging from 4 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2024, the average commitment size of our loans was $2.7 million, and the weighted average remaining term to contractual maturity of our loans was 12.2 months.

We receive loan origination fees, or “points” at an average of 1.1% of the total commitment at origination. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of and for the six months ended June 30, 2024 (dollars in thousands):

Loans originated	$1,671,927
Loans repaid(A)	$757,952
Number of loans originated	735
Unpaid principal balance	$2,037,229
Total commitment	$2,847,541
Average total commitment	$3,203
Weighted average contractual interest(B)	10.4%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of June 30, 2024 (dollars in thousands):

	Number of Loans	%	Total Commitment	%	Weighted Average Committed Loan Balance to Value(A)
Construction	320	28.2%	$1,639,977	57.6%	73.3% / 62.1%
Bridge	477	42.1%	904,884	31.8%	67.5%
Renovation	336	29.7%	302,680	10.6%	81.4% / 67.0%
Total	1,133	100.0%	$2,847,541	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

The following table summarizes the geographic location of our portfolio of loans included in Mortgage loans receivable, at fair value on the Consolidated Balance Sheets as of June 30, 2024 (dollars in thousands):

	Number of Loans	%	Total Commitment	%
California	490	43.2%	$1,299,499	45.6%
Florida	99	8.7%	251,005	8.8%
Georgia	40	3.5%	226,610	8.0%
Washington	85	7.5%	182,098	6.4%
New York	36	3.2%	162,246	5.7%
Colorado	22	1.9%	111,052	3.9%
Arizona	28	2.5%	108,293	3.8%
Virginia	16	1.4%	102,565	3.6%
South Carolina	18	1.6%	61,551	2.2%
Texas	56	4.9%	58,346	2.0%
Other US	243	21.6%	284,276	10.0%
Total	1,133	100.0%	$2,847,541	100.0%

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to mortgage loans receivable from December 31, 2023 to June 30, 2024.

Asset Management

Our asset management business primarily operates through our wholly-owned subsidiary, Sculptor. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $32.1 billion in AUM as of June 30, 2024. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. We acquired Sculptor on November 17, 2023.

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

Incentive income is generally based on the investment performance of the funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where Sculptor is not entitled to incentive income until the investment performance exceeds an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceeded, or a perpetual “high-water mark,” where any losses generated in a fund must be recouped before taking incentive income.

The asset management business generates its revenues primarily through management fees and incentive income, each as described above.

For the six months ended June 30, 2024, our asset management revenues were $185.3 million, driven primarily by management fees and off-cycle crystallizations of incentive income. Operating expenses for the asset management business primarily consist of amortization of intangible assets, compensation and benefits, and office and professional expenses.

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

As of June 30, 2024, Rithm Capital’s net deferred tax liability of $951.0 million is primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, which is reported within accrued expenses and other liabilities in the Consolidated Balance Sheets. As of June 30, 2024, a net deferred tax asset of $283.1 million reported within other assets in the Consolidated Balance Sheets primarily composed of net operating losses and tax deductible goodwill related to Sculptor.

For the three and six months ended June 30, 2024, we recognized deferred tax expense of $46.5 million and $137.1 million, respectively, primarily reflecting deferred tax expense generated from changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as income in the origination and servicing business segment.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP” or “US GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. We believe that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results historically have generally been in line with our estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions.

Our critical accounting policies as of June 30, 2024, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Amended 2023 Form 10-K/A.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2024 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

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

Throughout the first half of 2024, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, and the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our results of operations are not necessarily indicative of future performance.

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024 (As Restated)	June 30, 2024	June 30, 2023 (As Restated)	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$498,978	$469,891	$968,869	$935,004	$29,087	$33,865
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(165,138), $(116,839), $(281,977) and $(245,101), respectively)	(67,898)	84,175	16,277	(120,272)	(152,073)	136,549
Servicing revenue, net	431,080	554,066	985,146	814,732	(122,986)	170,414
Interest income	478,653	429,886	908,539	715,190	48,767	193,349
Gain on originated residential mortgage loans, HFS, net	153,741	142,458	296,199	287,852	11,283	8,347
Other revenues	56,500	58,348	114,848	117,353	(1,848)	(2,505)
Asset management revenues	109,433	75,860	185,293	—	33,573	185,293
	1,229,407	1,260,618	2,490,025	1,935,127	(31,211)	554,898

Expenses
Interest expense and warehouse line fees	465,944	409,827	875,771	628,450	56,117	247,321
General and administrative	207,123	197,194	404,317	349,397	9,929	54,920
Compensation and benefits	270,448	235,778	506,226	378,486	34,670	127,740
	943,515	842,799	1,786,314	1,356,333	100,716	429,981
Other Income (Loss)
Realized and unrealized gains (losses), net	(14,769)	(44,846)	(59,615)	10,628	30,077	(70,243)
Other income (loss), net	19,042	7,926	26,968	(73,064)	11,116	100,032
	4,273	(36,920)	(32,647)	(62,436)	41,193	29,789
Income (Loss) Before Income Taxes	290,165	380,899	671,064	516,358	(90,734)	154,706
Income tax expense (benefit)	51,648	93,412	145,060	39,724	(41,764)	105,336
Net Income (Loss)	238,517	287,487	526,004	476,634	(48,970)	49,370
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,961	3,452	6,413	5,589	(491)	824
Dividends on preferred stock	22,395	22,395	44,790	44,790	—	—
Net Income (Loss) Attributable to Common Stockholders	$213,161	$261,640	$474,801	$426,255	$(48,479)	$48,546

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024 (As Restated)	June 30, 2024	June 30, 2023 (As Restated)	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$453,989	$430,114	$884,103	$871,800	$23,875	$12,303
Ancillary and other fees	44,989	39,777	84,766	63,204	5,212	21,562
Servicing fee revenue, net and fees	498,978	469,891	968,869	935,004	29,087	33,865
Change in fair value due to:
Realization of cash flows	(165,138)	(116,839)	(281,977)	(245,101)	(48,299)	(36,876)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	97,240	201,014	298,254	124,829	(103,774)	173,425
Servicing revenue, net	$431,080	$554,066	$985,146	$814,732	$(122,986)	$170,414
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023	QoQ Change	YoY Change
Changes in interest and prepayment rates	$132,058	$270,174	$402,232	$105,499	$(138,116)	$296,733
Changes in discount rates	—	—	—	108,777	—	(108,777)
Changes in other factors	(34,818)	(69,160)	(103,978)	(89,447)	34,342	(14,531)
Change in valuation and assumptions	$97,240	$201,014	$298,254	$124,829	$(103,774)	$173,425
The table below summarizes the unpaid principal balances of our MSRs and MSR financing receivables:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2023	QoQ Change	YoY Change
GSE	$381,517	$348,953	$357,247	$32,564	$24,270
Non-Agency	72,107	47,806	51,345	24,301	20,762
Ginnie Mae	133,420	129,914	123,800	3,506	9,620
Total	$587,044	$526,673	$532,392	$60,371	$54,652

The table below summarizes loan UPB by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2023	QoQ Change	YoY Change
Performing Servicing	$486,379	$447,269	$393,007	$39,110	$93,372
Special Servicing	255,173	130,218	112,977	124,955	142,196
Total Servicing Portfolio	$741,552	$577,487	$505,984	$164,065	$235,568

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

Servicing revenue, net decreased $123.0 million, primarily driven by an increase in portfolio runoff and changes to the fair value of the MSR portfolio due to changes in valuation inputs and assumptions, including interest and prepayment rates, as well as increased UPBs.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Servicing revenue, net increased $170.4 million, primarily driven by changes to the fair value of the MSR portfolio due changes in valuation inputs and assumptions, including interest and prepayment rates, as well as increased UPBs.

Interest Income

Three months ended June 30, 2024 compared to the three months ended March 31, 2024
Interest income increased $48.8 million quarter over quarter, primarily driven the acquisition of additional Agency and Treasury bonds and additional float income as a result of the Computershare Acquisition. This was partially offset by decreased interest income earned on our shorter duration consumer loans due to portfolio runoff.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Interest income increased $193.3 million year over year, primarily driven by higher interest rates and the Computershare Acquisition, which added approximately $900 million in custodial balances.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Pull through adjusted lock volume	$15,271,900	$11,706,289	$26,978,189	$17,778,390
Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	3.71%	3.94%	3.81%	3.86%
Retail / Joint Venture	3.71%	3.62%	3.66%	3.51%
Wholesale	1.23%	1.33%	1.27%	1.55%
Correspondent	0.42%	0.53%	0.46%	0.52%
Total gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume	1.00%	1.20%	1.09%	1.40%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$725	$670	$1,395	$981	$55	$414
Retail / Joint Venture	1,178	1,185	2,363	3,236	(7)	(873)
Wholesale	1,745	1,098	2,843	2,497	647	346
Correspondent	10,972	7,867	18,839	10,185	3,105	8,654
Total Production by Channel	$14,620	$10,820	$25,440	$16,899	$3,800	$8,541

Three months ended June 30, 2024 compared to the three months ended March 31, 2024
Gain on originated residential mortgage loans, HFS, net increased $11.3 million quarter over quarter, primarily driven by an increase in pull through adjusted lock volume due to seasonal volume increases.

For the three months ended June 30, 2024, funded loan origination volume was $14.6 billion, up from $10.8 billion in March 31, 2024, primarily attributable to increased production volume in the correspondent channel. While funded loan origination volume increased quarter over quarter, gain on sale margin for the three months ended June 30, 2024 was 20 bps lower than for the three months ended March 31, 2024, primarily due to decrease in correspondent margins driven by an increased competitive environment.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Gain on originated residential mortgage loans, HFS, net increased $8.3 million year over year, primarily driven by an increase in pull through adjusted lock volume primarily in the correspondent channel partially offset by reduced volume in Retail/Joint Venture.

For the six months ended June 30, 2024, funded loan origination volume was $25.4 billion, up from $16.9 billion in the six months ended June 30, 2023, primarily attributable to increased production in the correspondent channel partially offset by lower Retail/Joint Venture volume. While funded loan origination volume increased year over year, gain on sale margin for the six months ended June 30, 2024 was 31 bps lower than for the six months ended June 30, 2023, primarily due to an increased mix of correspondent production.

Other Revenues

Other revenue was consistent quarter over quarter and year over year as there were minimal fluctuations in our single family rental portfolio or our property maintenance business.

Asset Management Revenues

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

Asset management revenues increased $33.6 million quarter over quarter, primarily due to higher incentive income driven by off-cycle crystallization related to certain funds managed by Sculptor.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Asset management revenues increased $185.3 million year over year as a result of the acquisition of Sculptor during the fourth quarter of 2023.

Interest Expense and Warehouse Line Fees

Three months ended June 30, 2024 compared to the three months ended March 31, 2024
Interest expense and warehouse line fees increased $56.1 million quarter over quarter, primarily due to an increase in borrowings related to treasury and agency securities purchased at the end of the first quarter and increased financing costs on our floating rate MSR and advance financing during the second quarter.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Interest expense and warehouse line fees increased $247.3 million year over year, primarily due to an increase in borrowings related to treasury and agency securities and increased financing costs on our floating rate MSR and advance financing during the six months ended June 30, 2024.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024 (As Restated)	June 30, 2024	June 30, 2023 (As Restated)	QoQ Change	YoY Change
Legal and professional	$26,941	$21,489	$48,430	$34,140	$5,452	$14,290
Loan origination	17,541	15,435	32,976	24,080	2,106	8,896
Occupancy	16,234	15,915	32,149	34,748	319	(2,599)
Subservicing	17,690	19,428	37,118	75,881	(1,738)	(38,763)
Loan servicing	3,502	5,591	9,092	6,230	(2,089)	2,862
Property and maintenance	30,022	32,264	62,286	47,970	(2,242)	14,316
Information Technology	47,999	39,803	87,803	68,108	8,196	19,695
Other	47,194	47,269	94,463	58,240	(75)	36,223
Total	$207,123	$197,194	$404,317	$349,397	$9,929	$54,920

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

General and administrative expenses increased $9.9 million quarter over quarter, primarily driven by integration and acquisition costs as a result of the Computershare Acquisition (Note 3 to our consolidated financial statements).

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

General and administrative expenses increased $54.9 million year over year, primarily driven by the Sculptor and Computershare Acquisitions.

Compensation and Benefits

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

Compensation and benefits expense increased $34.7 million quarter over quarter, primarily driven by integration costs as a result of the Computershare Acquisition (Note 3 to our consolidated financial statements), specifically payroll associated with additional headcount and severance.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Compensation and benefits expense increased $127.7 million year over year, primarily driven by the Sculptor and Computershare Acquisitions.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024 (As Restated)	June 30, 2024	June 30, 2023 (As Restated)	QoQ Change	YoY Change
Real estate and other securities	$(87,979)	$(102,963)	$(190,942)	$(38,727)	$14,984	$(152,215)
Residential mortgage loans and REO	22,623	3,526	26,149	7,974	19,097	18,175
Derivative and hedging instruments	17,054	41,932	58,986	64,946	(24,878)	(5,960)
Notes and bonds payable	(2,857)	226	(2,631)	2,049	(3,083)	(4,680)
Consolidated CFEs(A)	33,384	16,412	49,797	(5,197)	16,972	54,994
Other(B)	3,006	(3,979)	(974)	(20,417)	6,985	19,443
Realized and unrealized gains (losses), net	(14,769)	(44,846)	(59,615)	10,628	30,077	(70,243)
Other income (loss), net	19,042	7,926	26,968	(73,064)	11,116	100,032
Total other income (loss)	$4,273	$(36,920)	$(32,647)	$(62,436)	$41,193	$29,789
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.

(B)Includes excess MSRs, servicer advance investments, consumer loans and other.

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

Realized and unrealized gains (losses), net increased $30.1 million quarter over quarter primarily driven by changes in valuation inputs and assumptions for residential mortgage loans and real estate and other securities related to projected asset recovery, interest and prepayment rates.

Other income increased $11.1 million quarter over quarter, primarily due to $28.2 million bargain purchase gain recognized during the three months ended June 30, 2024 from the Computershare Acquisition (Note 3 to our consolidated financial statements), partially offset by $11.0 million income realized from certain liquidating trust units during first quarter of 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Realized and unrealized gains (losses), net decreased $70.2 million year over year primarily driven by changes in valuation inputs and assumptions for residential mortgage loans and real estate and other securities including project asset recovery, interest, and prepayment rates.

Other income (loss), net increased $100.0 million year over year, primarily due to losses taken on an equity investment in a commercial redevelopment project and higher contingency reserves during the six months ended June 30, 2023, and $28.2 million bargain purchase gain recognized during the six months ended June 30, 2024 from the Computershare Acquisition (Note 3 to our consolidated financial statements).

Income Tax Expense (Benefit)

Three months ended June 30, 2024 compared to the three months ended March 31, 2024

Income tax expense decreased $41.8 million, of which $2.4 million increase and $44.2 million decrease relate to current and deferred tax expense, respectively. The decrease in deferred tax expense was primarily driven by the net changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as, income generated by the origination and servicing business segment. The increase in current tax expense is primarily driven by income generated by the asset management business segment.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

Income tax expense increased $105.3 million, of which $7.8 million and $97.5 million relate to current and deferred tax expense, respectively. The increase in deferred tax expense was primarily driven by the net changes in the fair value of MSRs, loans and swaps held within taxable entities, as well as, income generated by the origination and servicing business segment. The increase in current tax expense is primarily driven by income generated by the asset management business segment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Internal Revenue Code (the “Code”), we must distribute annually at least 90% of our REIT taxable income. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate.

Our primary uses of funds are the payment of interest, servicing and subservicing expenses, outstanding commitments (including margins and loan originations), other operating expenses, repayment of borrowings and hedge obligations, dividends and funding of future servicer advances. Our total cash and cash equivalents at June 30, 2024 was $1.2 billion.

Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by certain regulatory requirements, including maintaining liquidity, tangible net worth and ratio of capital to assets. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of June 30, 2024, approximately $1.4 billion of available liquidity was held at NRM and Newrez, of which $776.1 million were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

On September 30, 2023, the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae updated capital and liquidity standards for loan sellers and servicers became effective. The updated standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing. This change aligns the existing Ginnie Mae capital requirement with the FHFA’s requirement. In addition, the definition of tangible net worth has been changed to remove deferred tax assets, though the tangible net worth to tangible asset ratio remained unchanged at 6% or greater. In addition, the updated standards require all non-depositories to maintain base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing. This change is an increase in required liquidity for the Ginnie Mae balances and aligns with the FHFA’s capital requirements. Furthermore, specific to FHFA, all non-banks will have to hold additional origination liquidity of 50 bps times loans held for sale plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing balances and 5 bps on Ginnie Mae servicing. As of June 30, 2024, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Currently, Ginnie Mae’s risk-based capital requirement is expected to go into effect on December 31, 2024. The FHFA’s revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2024, we had outstanding secured financing agreements with an aggregate face amount of approximately $15.2 billion to finance our investments. The financing of our entire RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.6 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Debt Obligations

The following table summarizes certain information regarding our debt obligations (dollars in thousands):

	June 30, 2024									December 31, 2023
						Collateral				(As Restated)
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements
Warehouse Credit Facilities- Residential Mortgage Loans(D)	$3,799,496	$3,799,496	Jul-24 to Feb-26	6.9%	0.6	$4,244,227	$4,296,216	$4,238,965	22.8	$1,940,038
Warehouse Credit Facilities- Mortgage Loans Receivable(G)	1,411,054	1,411,054	Mar-25 to Dec-25	8.0%	1.3	1,721,912	1,731,239	1,731,239	1.1	1,337,010
Government and government-backed securities(F)	9,114,181	9,114,181	Jul-24 to Feb-25	5.4%	0.2	9,559,841	9,361,449	9,496,785	8.6	8,152,469
Non-Agency RMBS(E)	630,000	630,000	Jul-24 to Oct-28	7.4%	0.6	17,276,385	985,108	1,008,536	7.1	610,189
CLOs(G)	191,655	190,196	Jan-30 to Oct-36	6.4%	8.8	192,683	N/A	193,560	8.8	183,947
SFR Properties and Commercial(G)	34,972	34,972	Dec-24	8.2%	0.5	N/A	82,407	82,407	N/A	337,630
Total Secured Financing Agreements	15,181,358	15,179,899		6.1%	0.5					12,561,283
Secured Notes and Bonds Payable
Excess MSRs(E)	161,406	161,406	Oct-25	8.7%	3.3	56,559,914	221,408	255,389	6.0	181,522
MSRs(H)	5,395,119	5,389,633	Dec-24 to Nov-27	7.5%	1.4	569,894,934	7,212,153	9,429,829	6.4	4,800,728
Servicer Advance Investments(I)	262,069	262,069	Mar-26	7.3%	1.7	302,282	336,131	357,220	8.3	278,042
Servicer Advances(I)	2,281,451	2,280,652	Jul-24 to Jun-26	8.1%	1.5	2,634,706	2,623,070	2,623,070	0.7	2,254,369
Residential Mortgage Loans(J)	—	—	—	—%	—	—	—	—	—	650,000
Consumer Loans(J)	811,073	786,425	Jun-28 to Sep 37	6.4%	3.9	1,011,653	984,285	946,367	1.6	1,106,974
SFR Properties(K)	830,582	791,984	Mar-26 to Sep-27	4.1%	2.8	N/A	940,601	940,601	N/A	789,174
Mortgage Loans Receivable	200,000	200,000	Jul-26	5.8%	2.0	224,995	224,995	224,995	0.6	200,000
Secured Facility- Asset Management	75,000	70,393	Nov-25	8.8%	1.3	N/A	N/A	N/A	N/A	69,121
CLOs(G)	13,361	13,329	Jul-30	6.8%	6.0	15,780	N/A	15,017	6.0	30,258
Total Secured Notes and Bonds Payable	10,030,061	9,955,891		7.3%	1.8					10,360,188
Notes Payable of Consolidated CFEs(L)
Consolidated funds(M)	222,250	221,801	May-37	5.0%	4.3	202,130	N/A	200,552	N/A	218,157
Residential Mortgage Loans	3,126,741	2,887,692	Mar-64	4.4%	25.9	3,577,247	N/A	3,347,246	25.9	2,618,082
Mortgage Loans Receivable	454,249	451,682	Mar-39	6.8%	14.7	479,203	479,203	492,103	1.0	318,998
Total Notes Payable of Consolidated CFEs	3,803,240	3,561,175		4.8%	23.1					3,155,237
Total/ Weighted Average	$29,014,659	$28,696,965		6.3%	4.0					$26,076,708
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $164.5 million as of June 30, 2024.
(D)Includes $11.3 million with an average fixed-rate of 5.0% with the remaining based on SOFR interest rates.
(E)SOFR-based floating interest rates. Includes repurchase agreements and related collateral on non-agency securities retained through consolidated securitizations.
(F)Repurchase agreements have a fixed-rate. Includes financing on and collateral for US Treasuries purchased to cover short sales. Collateral carrying value includes margin deposits.
(G)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(H)Includes $4.5 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 2.5% to 3.7%; and $0.9 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 1.6% to 3.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $172.2 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $581.1 billion of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 3.0%.
(K)Includes $830.6 million of fixed-rate notes with an interest rate ranging from 3.5% to 7.1%.
(L)See Note 20 for the balance sheets of consolidated CFEs.
(M)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 20 to our consolidated financial statements). Weighted average life is based on expected maturity.

Certain of the debt obligations included above are obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. Further obligations and liabilities of CFEs only have contractual recourse to the assets of the respective CFE and do not have recourse to Rithm Capital Corp.

We have margin exposure on $15.2 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2024
	Outstanding Balance at June 30, 2024	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements
Government and government-backed securities	$9,114,181	$11,014,369	$12,787,646	5.42%
Non-Agency RMBS	630,000	639,828	677,330	7.43%
Residential mortgage loans	3,254,273	2,225,157	3,278,538	6.77%
Mortgage loans receivable	172,781	168,404	264,113	8.22%
Secured Notes and Bonds Payable
MSRs	1,913,514	1,624,597	1,913,514	8.56%
Servicer advances	195,743	860,240	2,694,755	7.11%
Residential mortgage loans	—	650,000	650,000	6.83%
Total/weighted average	$15,280,492	$17,182,595	$22,265,896	6.24%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Secured Financing Agreements
Government and government-backed securities	$11,014,369	$10,033,904	$8,833,800	$9,130,197
Non-Agency RMBS	639,828	632,765	618,758	576,820
Residential mortgage loans and REO	2,796,443	1,653,873	1,280,958	2,063,804
Mortgage loans receivable	198,942	137,866	100,855	556,952
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

Maturities

Our debt obligations as of June 30, 2024, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2024	$842,943	$12,869,976	$13,712,919
2025	247,781	5,299,929	5,547,710
2026	2,084,833	1,950,470	4,035,303
2027	734,398	440,000	1,174,398
2028	705,783	—	705,783
2029 and thereafter	4,113,546	775,000	4,888,546
	$8,729,284	$21,335,375	$30,064,659
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.0 billion, $3.9 billion, $0.2 billion, and $3.6 billion respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $14.1 billion, $6.1 billion, $1.1 billion, and $0.0 billion respectively.

The weighted average differences between the fair value of the assets and the face amount of available financing for the Agency RMBS repurchase agreements (including amounts related to trade receivables and treasury securities) and Non-Agency RMBS repurchase agreements were 4.0% and 37.5%, respectively, and for residential mortgage loans was 10.4% during the six months ended June 30, 2024.

Borrowing Capacity

The following table summarizes our borrowing capacity as of June 30, 2024 (in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements
Residential mortgage loans and REO	$5,282,943	$2,342,051	$2,940,892
Loan origination	5,627,000	2,903,472	2,723,528
CLOs	314,230	191,655	122,575

Secured Notes and Bonds Payable
Excess MSRs	197,016	161,406	35,610
MSRs	5,983,998	5,395,119	588,879
Servicer advances	4,210,000	2,543,520	1,666,480
SFR	296,423	192,606	103,816

Liabilities of consolidated CFEs
Consolidated funds	52,500	—	52,500
	$21,964,110	$13,729,829	$8,234,280
(A)Although available financing is uncommitted, our unused borrowing capacity is available to us if we have additional eligible collateral to pledge and meet other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2024.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023	2024	2023
Series A, 7.50% issued July 2019(C)	6,200	6,200	$155,002	3.15%	$149,822	$0.47	$0.47	$0.94	$0.94
Series B, 7.125% issued August 2019(C)	11,261	11,261	281,518	3.15%	272,654	0.45	0.45	0.89	0.89
Series C, 6.375% issued February 2020(C)	15,903	15,903	397,584	3.15%	385,289	0.40	0.40	0.80	0.80
Series D, 7.00% issued September 2021(D)	18,600	18,600	465,000	3.15%	449,489	0.44	0.44	0.88	0.88
Total	51,964	51,964	$1,299,104		$1,257,254	$1.76	$1.76	$3.51	$3.51
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

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended June 30, 2024 under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to shareholders. Repurchases may be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the six months ended June 30, 2024, we did not repurchase any shares of our common stock or our preferred stock.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The following table summarizes outstanding options as of June 30, 2024:

Held by FIG LLC, our former manager	21,471,990
Issued to the independent directors	2,000
Total	21,473,990

As of June 30, 2024, our outstanding options had a weighted average exercise price of $13.26.

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

The following table summarizes common dividends declared for the periods presented:

Common Dividends Declared for the Period Ended	Paid/Payable	Amount Per Share
March 31, 2023	April 2023	0.25
June 30, 2023	July 2023	0.25
September 30, 2023	October 2023	0.25
December 31, 2023	January 2024	0.25
March 31, 2024	April 2024	0.25
June 30, 2024	July 2024	0.25

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
	2024	2023 (As Restated)	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,697,095	$1,629,328	$67,767

Net cash provided by (used in) operating activities	(1,199,940)	1,231,524	(2,431,464)
Net cash provided by (used in) investing activities	(1,411,305)	(851,978)	(559,327)
Net cash provided by (used in) financing activities	2,475,865	(311,219)	2,787,084

Net increase (decrease) in cash, cash equivalents and restricted cash	(135,380)	68,327	(203,707)

End of period — cash, cash equivalents and restricted cash	$1,561,715	$1,697,655	$(135,940)

Operating Activities

Net cash provided by (used in) operating activities were approximately $(1.2) billion and $1.2 billion for the six months ended June 30, 2024 and 2023, respectively. The decrease in net cash provided is attributable to higher mortgage origination volumes and the non-cash component of gain on sale related to the capitalization of the created MSR, timing of loan sales as well as higher non-qualified mortgage volumes with sale proceeds reflected as secured financings.

Investing Activities

Net cash provided by (used in) investing activities were approximately $(1.4) billion and $(0.9) billion for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash used in investing activities is attributable to the Computershare Acquisition and higher mortgage loan receivables net of repayments.

Financing Activities

Net cash provided by (used in) financing activities were approximately $2.5 billion and $(0.3) billion for the six months ended June 30, 2024 and 2023, respectively. The increase in net cash provided is attributable to higher proceeds from warehouse facilities due to higher origination volumes, higher proceeds from non-qualified mortgage securitizations driven by higher origination volumes, net proceeds from unsecured financings and issuance of common stock.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of June 30, 2024, there was $7.8 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our asset management business. Our involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of June 30, 2024, our maximum exposure to loss of $802.0 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of June 30, 2024, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2024 included all of the material contractual obligations referred to in our Amended 2023 Form 10-K/A, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the six months ended June 30, 2024:

•Derivatives – as described in Note 17 to our consolidated financial statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our consolidated financial statements, we borrowed additional amounts.

See Notes 16, 25 and 27 to our consolidated financial statements included in this report for information regarding commitments and material contracts entered into subsequent to June 30, 2024, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $162.0 million of unfunded and available revolving credit privileges as of June 30, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $938.3 million and $1.5 million, respectively, of additional advances on existing mortgage loans as of June 30, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market-based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-

trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.”

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSRs financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Notes 5 and 13 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the basic fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

	Estimated Change in Book Value (in millions)(A)
Interest rate change (bps)	June 30, 2024	December 31, 2023
+50bps	+153.6	+339.3
+25bps	+89.1	+171.2
-25bps	-113.7	-171.2
-50bps	-252.1	-347.4
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis.

	Estimated Change in Book Value (in millions)(A)
Mortgage basis change (bps)	June 30, 2024	December 31, 2023
+20bps	+34.6	+31.2
+10bps	+17.3	+15.7
-10bps	-17.3	-15.7
-20bps	-34.6	-32.0
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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our Amended 2023 Form 10-K/A.

Remediation Plan

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our Amended 2023 Form 10-K/A. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate. As of the date of this Form 10-Q, the material weakness described above has not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 29, 2023, plaintiff Beauchemin filed a consolidated amended complaint adding additional claims and defendants to the matter. On November 14, 2023, the parties reached an agreement in principle to settle all claims in the Sculptor Stockholder Action for, among other things, a total payment of $6.5 million to eligible Sculptor common stockholders. On January 22, 2024, the parties executed and filed the Stipulation and Agreement of Settlement, Compromise and Release in connection with the settlement. A final hearing for the settlement occurred on May 20, 2024, and the settlement was approved.

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Amended 2023 Form 10-K/A should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and should not be limited to those referenced herein or therein. The following risks and uncertainties supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our Amended 2023 Form 10-K/A.

Rithm Capital’s subsidiaries Sculptor, is registered, and RCM Manager, recently registered, as an investment adviser, which could impose limits on Rithm Capital’s operations.

While Rithm Capital is currently not registered as an investment adviser under the Advisers Act, our wholly owned subsidiaries, Sculptor is registered, and RCM Manager, recently registered, as an investment adviser, which subjects Sculptor and RCM Manager to extensive regulation as investment advisers and could adversely affect our ability to manage our business and make investments. Sculptor and RCM Manager are subject to various requirements under the Advisers Act such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, Sculptor and RCM Manager must address potential conflicts between our interests and those of their clients. On June 11, 2024, RCM Manager entered into a management agreement with Great Ajax to become Great Ajax’s external manager and may in the future enter into additional management contracts, including with entities that may have investment strategies similar to Rithm Capital. RCM Manager has adopted an investment allocation policy which applies to investments which are in scope of the investment programs of both Great Ajax and Rithm Capital. RCM Manager has an obligation to seek to ensure that Great Ajax is receiving a fair and equitable investment allocation over time with respect to investment opportunities within the scope of Great Ajax’s investment program. In addition, Great Ajax may receive a favorable allocation of investment opportunities which are within its investment program in accordance with RCM Manager’s allocation policy. Furthermore, RCM Manager may adopt additional allocation policies in the future with respect to Great Ajax and Sculptor and as well as with respect to new funds managed by Sculptor or RCM Manager. These allocation policies could limit Rithm Capital’s ability to make certain investments.

In addition, certain of our officers and employees, including our Chief Executive Officer, President and Chairman, Michael Nierenberg, will provide investment advisory and related services to RCM Manager. Mr. Nierenberg currently serves as Great Ajax’s Interim Chief Executive Officer and other members of our senior management may in the future serve as other officers of Great Ajax. These individuals have or may in the future have fiduciary duties to Great Ajax and will have fiduciary duties to funds that RCM Manager may provide management services to in the future. Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. In addition, if Sculptor or RCM Management is deemed to be out of compliance with any such rules and regulations, Sculptor or RCM Management, as the case may be, may be subject to civil liability, criminal liability and/or regulatory sanctions.

Extensive regulation of certain of our subsidiaries’ business activities, including Sculptor and RCM Manager, affects our and our subsidiaries’ activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.

As investment advisers registered under the Advisers Act, Sculptor and RCM Manager are each subject to regulation and oversight by the SEC. Additionally, as a registered commodity pool operator and a registered commodity trading advisor, Sculptor is subject to regulation and oversight by the Commodity Futures Trading Commission and the National Futures Association. In the United Kingdom (“UK”), Sculptor’s UK subsidiaries are subject to regulation by the Financial Conduct Authority. Sculptor’s Asian operations, and its investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong.

A violation of any such regulations or a failure to maintain our funds’ and clients’ exemption from compliance with the Investment Company Act of 1940 could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our funds and clients are involved regularly in trading activities that implicate a broad number of US and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the Foreign Corrupt Practices Act, and a broad number of technical trading requirements that implicate fundamental market regulation policies.

There may be conflicts related to RCM Manager’s, and members of our senior management’s, obligations to Great Ajax as its external manager under the Great Ajax Management Agreement.

Under the Great Ajax Management Agreement, our wholly-owned subsidiary, RCM Manager, has agreed to provide Great Ajax external management services, including managing it’s day-to-day activities and implementing its investment strategy.

As part of the external management services under the Great Ajax Management Agreement, our Chief Executive Officer, President and Chairman, Michael Nierenberg, currently serves as Great Ajax’s Interim Chief Executive Officer and other members of our senior management may in the future serve as other officers of Great Ajax. In addition, certain Rithm Capital employees may provide management services to Great Ajax through RCM Manager. In serving in these multiple capacities, these individuals have duties and obligations to Great Ajax and its stockholders, which may create conflicts of interests. Our investment objectives may overlap with the investment objectives of Great Ajax. We may also have economic or operational interests that are inconsistent with or adverse to the interests of Great Ajax. RCM Manager and Great Ajax have policies and procedures in place to address conflicts of interest, but there is no guarantee that such policies and procedures adopted by RCM Manager and Great Ajax or the terms and conditions of the Great Ajax Management Agreement will enable Rithm Capital and RCM Manager to identify, adequately address or mitigate all potential conflicts of interest. As a result of our external management activities, any Rithm Capital officers who may be Great Ajax officers or Rithm Capital employees who may provide management services to Great Ajax through RCM Manager in a non-officer capacity, may have conflicts in allocating their time, focus and attention between Rithm Capital and other activities in which they are or may become involved in under the Great Ajax Management Agreement and may not be able to devote all of their time to the day-to-day activities of Rithm Capital. These potential management distractions could materially and adversely affect our financial condition, results of operations, cash flow and per share market price of our common stock.

Rithm Capital and its affiliates may engage in transactions with Great Ajax or future entities managed by RCM Manager which may include, but are not limited to, financing arrangements, purchases of debt, co-investments in commercial real estate assets and other assets that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our equity securities and a resulting increased risk of litigation and regulatory enforcement actions.

Our subsidiaries’ removal as the investment manager, or the liquidation, of one or more of Sculptor’s funds or Great Ajax could eliminate our management fees and incentive income derived from such entities.

The governing agreements of most of Sculptor’s funds and the Great Ajax Management Agreement provide that, subject to certain conditions, the agreements may be terminated by third-party investors in or independent directors of such entities without cause which would eliminate our management fees and incentive income derived from such entities. In addition to having a negative impact on our business, financial condition or results of operations, the occurrence of such an event would likely result in reputational damage to us. Termination of these agreements, or revisions to the terms that are detrimental to the manager, could affect the fees we earn from the relevant entities, which could have a material adverse effect on our results of operations.

In addition, because some of our subsidiaries are advisers registered under the Advisers Act, certain of our subsidiaries’ management agreements would be terminated upon an “assignment” of these agreements without investor consent, which assignment may be deemed to occur in the event these advisers were to experience a change of control. We cannot be certain that consents required to assignments of our investment management agreements will be obtained if a change of control occurs. “Assignment” of these agreements without investor consent could cause us to lose the fees we earn from such funds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1+*	Offer Letter, dated as of April 26, 2024, by and between Rithm Capital Corp. and David Zeiden

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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