Form 10-Q
period 2024-09-30
Rithm Capital Corp.
filed 2024-11-05
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or
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
Common stock, $0.01 par value per share: 519,732,422 shares outstanding as of November 1, 2024.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 filed with the US Securities and Exchange Commission on August 12, 2024 (such amendment, the “Amended 2023 Form 10-K/A”), as well as under Part II, Item 1A. “Risks Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. These risks include, among others:

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
•risks related to our Asset Management business, which includes Sculptor Capital Management, Inc. (“Sculptor”) and Sculptor’s funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risks related to investment professionals, leverage risk, diligence risk, liquidity risk, risks related to the liquidation of the funds and loss of management fees, valuation risk, risks related to minority investments, foreign investment risk, regulatory risk, risks related to hedging, risks related to conflicts of interest and risk management and investment strategy risk;
•our ability to realize the anticipated benefits of the acquisition of Sculptor and the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC;
•risks associated with our Genesis Capital LLC (“Genesis”) business, including, but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•risks associated with our single-family rental (“SFR”) business, including, but not limited to the impact of seasonal fluctuations, regulations of the SFR industry, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
•risks related to the operations of our subsidiaries that are registered as a registered investment adviser under the Advisers Act of 1940, including Sculptor and RCM GA Manager LLC (“RCM Manager”), which may impose limits on our operations;
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
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units or other compensatory securities;
•risks related to our ability to maintain effective internal control over financial reporting, including our ability to remediate any existing material weakness and the timing of any such remediation; and
•risks related to the restatement of our consolidated financial statements included in our Amended 2023 Form 10-K/A and our Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2024, including, but not limited to, regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impact on our stock price.
We also direct readers to other risks and uncertainties referenced in this report, including those set forth under Part I, Item 1A. “Risk Factors” in our Amended 2023 Form 10-K/A and under Part II, Item 1A. “Risks Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

RITHM CAPITAL CORP.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$9,300,989	$8,405,938
Government and government-backed securities (includes $10,110,166 and $8,533,130 at fair value, respectively)	10,134,897	8,557,683
Residential mortgage loans, held-for-investment, at fair value	378,032	379,044
Residential mortgage loans, held-for-sale (includes $3,115,934 and $2,461,865 at fair value, respectively)(A)	3,185,873	2,540,742
Consumer loans, held-for-investment, at fair value(A)	805,577	1,274,005
Single-family rental properties	1,040,645	1,001,928
Mortgage loans receivable, at fair value	1,869,852	1,879,319
Residential mortgage loans subject to repurchase	2,409,992	1,782,998
Cash and cash equivalents(A)	1,639,539	1,287,199
Restricted cash(A)	306,533	378,048
Servicer advances receivable	2,726,103	2,760,250
Reverse repurchase agreement	—	1,769,601
Other assets (includes $2,326,514 and $2,005,782 at fair value, respectively)(A)	4,162,513	3,948,852
Assets of Consolidated CFEs(A):
Investments, at fair value and other assets	4,315,417	3,751,477
Total Assets	$42,275,962	$39,717,084

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$15,357,630	$12,561,283
Secured notes and bonds payable (includes $197,234 and $235,770 at fair value, respectively)(A)	9,410,773	10,360,188
Residential mortgage loan repurchase liability	2,409,992	1,782,998
Unsecured notes, net of issuance costs	1,200,791	719,004
Treasury securities payable	—	1,827,281
Dividends payable	150,393	135,897
Accrued expenses and other liabilities (includes $560,312 and $51,765 at fair value, respectively)(A)	2,357,516	2,065,761
Liabilities of Consolidated CFEs(A):
Notes payable, at fair value and other liabilities	3,637,458	3,163,634
Total Liabilities	34,524,553	32,616,046

Commitments and Contingencies (Note 25)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 519,732,422 and 483,226,239 issued and outstanding, respectively	5,197	4,833
Additional paid-in capital	6,513,768	6,074,322
Retained earnings (accumulated deficit)	(177,658)	(373,141)
Accumulated other comprehensive income	57,981	43,674
Total Rithm Capital stockholders’ equity	7,656,542	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries	94,867	94,096
Total Equity	7,751,409	7,101,038
Total Liabilities and Equity	$42,275,962	$39,717,084
(A)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of September 30, 2024 and December 31, 2023, total assets of such consolidated VIEs were $5.4 billion and $5.6 billion, respectively, and total liabilities of such consolidated VIEs were $4.4 billion and $4.7 billion, respectively. See Note 20 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$493,171	$442,425	$1,462,040	$1,377,429
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,784), $(138,993), $(421,761) and $(384,094), respectively)	(747,335)	20,934	(731,058)	(99,338)
Servicing revenue, net	(254,164)	463,359	730,982	1,278,091
Interest income	550,732	462,497	1,459,271	1,177,688
Gain on originated residential mortgage loans, held-for-sale, net	184,695	149,230	480,894	437,082
Other revenues	57,212	60,319	172,060	177,672
Asset management revenues	81,039	—	266,332	—
	619,514	1,135,405	3,109,539	3,070,533

Expenses
Interest expense and warehouse line fees	510,168	377,528	1,385,939	1,005,978
General and administrative	208,046	190,691	612,363	540,088
Compensation and benefits	265,673	186,149	771,899	564,635
	983,887	754,368	2,770,201	2,110,701

Other Income (Loss)
Realized and unrealized gains (losses), net	412,953	(114,149)	353,338	(103,522)
Other income (loss), net	(3,432)	6,888	23,536	(66,176)
	409,521	(107,261)	376,874	(169,698)
Income before Income Taxes	45,148	273,776	716,212	790,134
Income tax expense (benefit)	(78,433)	52,585	66,627	92,309
Net Income	123,581	221,191	649,585	697,825
Noncontrolling interests in income of consolidated subsidiaries	1,839	4,848	8,252	10,437
Dividends on preferred stock	24,718	22,394	69,508	67,184
Net Income Attributable to Common Stockholders	$97,024	$193,949	$571,825	$620,204

Net Income per Share of Common Stock
Basic	$0.20	$0.40	$1.17	$1.29
Diluted	$0.20	$0.40	$1.16	$1.28
Weighted Average Number of Shares of Common Stock Outstanding
Basic	491,362,857	483,214,061	487,155,900	481,503,762
Diluted	496,800,687	484,350,288	491,258,126	483,530,227

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$123,581	$221,191	$649,585	$697,825
Other Comprehensive Income:
Unrealized gain (loss) on available-for-sale securities, net of taxes	11,072	(945)	13,229	1,358
Cumulative translation adjustment, net of taxes	2,153	—	1,078	—
Comprehensive Income	136,806	220,246	663,892	699,183
Comprehensive income attributable to noncontrolling interests	1,839	4,848	8,252	10,437
Dividends on preferred stock	24,718	22,394	69,508	67,184
Comprehensive Income Attributable to Common Stockholders	$110,249	$193,004	$586,132	$621,562

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,756	$7,326,594	$94,021	$7,420,615
Dividends declared on common stock	—	—	—	—	—	(129,933)	—	(129,933)	—	(129,933)
Dividends declared on preferred stock	—	—	—	—	—	(24,718)	—	(24,718)	—	(24,718)
Capital contributions	—	—	—	—	—	—	—	—	5,776	5,776
Capital distributions	—	—	—	—	—	—	—	—	(6,769)	(6,769)
Issuance of common stock	—	—	30,000,000	300	340,407	—	—	340,707	—	340,707
Director share grants and stock-based compensation	—	—	—	—	10,489	(1,564)	—	8,925	—	8,925
Comprehensive Income:
Net income	—	—	—	—	—	121,742	—	121,742	1,839	123,581
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	11,072	11,072	—	11,072
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	2,153	2,153	—	2,153
Total comprehensive income								134,967	1,839	136,806
Balance at September 30, 2024	51,964,122	$1,257,254	519,732,422	$5,197	$6,513,768	$(177,658)	$57,981	$7,656,542	$94,867	$7,751,409

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	51,964,122	$1,257,254	483,320,606	$4,834	$6,068,613	$(236,222)	$39,954	$7,134,433	$60,251	$7,194,684
Dividends declared on common stock	—	—	—	—	—	(120,804)	—	(120,804)	—	(120,804)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital distributions	—	—	—	—	—	—	—	—	(5,192)	(5,192)
Director share grants and stock-based compensation	—	—	(106,545)	(1)	2,357	(932)	—	1,424	—	1,424
Comprehensive Income:
Net income	—	—	—	—	—	216,343	—	216,343	4,848	221,191
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(945)	(945)	—	(945)
Total comprehensive income								215,398	4,848	220,246
Balance at September 30, 2023	51,964,122	$1,257,254	483,214,061	$4,833	$6,070,970	$(164,010)	$39,009	$7,208,056	$59,907	$7,267,963

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(373,235)	—	(373,235)	—	(373,235)
Dividends declared on preferred stock	—	—	—	—	—	(69,509)	—	(69,509)	—	(69,509)
Capital contributions	—	—	—	—	—	—	—	—	38,211	38,211
Capital distributions	—	—	—	—	—	—	—	—	(19,650)	(19,650)
Issuance of common stock	—	—	36,097,793	360	409,597	—	—	409,957	—	409,957
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	408,390	4	29,849	(3,106)	—	26,747	—	26,747
Comprehensive Income:
Net income	—	—	—	—	—	641,333	—	641,333	8,252	649,585
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	13,229	13,229	—	13,229
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	1,078	1,078	—	1,078
Total comprehensive income								655,640	8,252	663,892
Balance at September 30, 2024	51,964,122	$1,257,254	519,732,422	$5,197	$6,513,768	$(177,658)	$57,981	$7,656,542	$94,867	$7,751,409

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock	—	—	—	—	—	(362,388)	—	(362,388)	—	(362,388)
Dividends declared on preferred stock	—	—	—	—	—	(67,185)	—	(67,185)	—	(67,185)
Capital distributions	—	—	—	—	—	—	—	—	(17,597)	(17,597)
Cashless exercise of 2020 warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Director share grants and stock-based compensation	—	—	211,614	1	9,044	(3,163)	—	5,882	—	5,882
Comprehensive Income:
Net income	—	—	—	—	—	687,388	—	687,388	10,437	697,825
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	1,358	1,358	—	1,358
Total comprehensive income								688,746	10,437	699,183
Balance at September 30, 2023	51,964,122	$1,257,254	483,214,061	$4,833	$6,070,970	$(164,010)	$39,009	$7,208,056	$59,907	$7,267,963

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$649,585	$697,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments, net	25,741	560,017
Change in fair value of equity investments	(21,595)	27,509
Change in fair value of secured notes and bonds payable	6,714	(5,890)
Gain on settlement of investments, net	(298,654)	(402,449)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(480,894)	(437,082)
Gain on transfer of loans to real estate owned (“REO”)	(1,054)	(10,120)
Accretion and other amortization	(62,331)	(74,730)
Provision (reversal) for credit losses on securities, loans and REO	(3,509)	6,455
Non-cash portions of servicing revenue, net	795,917	158,344
Deferred tax provision	57,232	86,324
Mortgage loans originated and purchased for sale, net of fees	(42,579,305)	(30,003,362)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	41,042,180	30,088,541
Interest received from servicer advance investments, RMBS, loans and other	37,942	42,932
Interest received from reverse repurchase agreements	52,319	—
Residential mortgage loan repayment proceeds of consolidated CFEs	281,190	196,166
Mortgage loans receivable repayment proceeds of consolidated CFEs	—	255,798
Purchase of investments of consolidated CFEs	(30,017)	—
Proceeds from sale and repayments of investments of consolidated CFEs	27,626	—
Changes in:
Servicer advances receivable, net	262,689	339,610
Other assets	(42,354)	15,312
Accrued expenses and other liabilities	(151,265)	199,341
Net cash provided by (used in) operating activities	(431,843)	1,740,541
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(603,778)	—
Maturity of Treasury securities	50,000	—
Purchase of Treasury securities	(12,336,258)	(973,795)
Purchase of servicer advance investments	(590,261)	(644,594)
Purchase of Excess MSR	(122,887)	—
Purchase of government-backed and other securities	(1,263,422)	(4,094,458)
Treasury sales and Treasury securities payable	7,238,851	—
Reverse repurchase agreements entered	(1,747,581)	—
Reverse repurchase agreements closed	3,527,806	—
Purchase of residential mortgage loans	—	(1,269)
Purchase of SFR properties, MSRs and other assets	(402,325)	(72,503)
Purchase of mortgage loans receivable	—	(146,631)
Draws on revolving consumer loans	(15,996)	(20,675)
Origination of mortgage loans receivable	(1,986,291)	—
Net settlement of derivatives	364,598	390,415
Return of investments in Excess MSRs	30,825	23,066
Return of investments in equity method investees	27,532	—
Principal repayments from servicer advance investments	614,504	675,261
Principal repayments from government, government-backed and other securities	580,385	477,480
Principal repayments from residential mortgage loans	34,728	35,064
Principal repayments from consumer loans	432,742	267,820
Principal repayments from mortgage loans receivable	1,146,123	—
Mortgage loans receivable repayment proceeds of consolidated CFEs	332,694	—
Loan originations and draws of consolidated CFEs	(4,766)	—
Settlement of sale of MSRs and MSR financing receivables	(2,748)	705,300
Proceeds from sale of government-backed and other securities	2,583,782	1,868,702
Proceeds from sale of REO	24,214	19,806
Net cash provided by (used in) investing activities	(2,087,529)	(1,491,011)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Financing Activities
Repayments of secured financing agreements	(59,703,853)	(31,733,802)
Repayments of warehouse credit facilities	(45,795,817)	(31,076,021)
Repayment of Senior Unsecured Notes	(275,000)	—
Net settlement of margin deposits under repurchase agreements and derivatives	(315,327)	(676,511)
Repayments of secured notes and bonds payable	(4,522,883)	(5,024,509)
Deferred financing fees	(10,924)	(7,084)
Dividends paid on common and preferred stock	(432,124)	(427,583)
Borrowings under secured financing agreements	61,424,725	34,530,433
Borrowings under warehouse credit facilities	46,863,558	30,625,465
Borrowings under notes receivable financing	364,977	—
Borrowings under secured notes and bonds payable	3,362,481	3,561,756
Proceeds from issuance of debt obligations of consolidated CFEs	1,295,710	150,586
Repayments of debt obligations of consolidated CFEs	(598,906)	(190,881)
Proceeds from issuance of Senior Unsecured Notes	767,103	—
Issuance of common and preferred stock	409,450	—
Noncontrolling interest in equity of consolidated subsidiaries - contributions	38,211	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(19,650)	(17,597)
Purchase of noncontrolling interest in the SpringCastle loans	(26,042)	—
Net cash provided by (used in) financing activities	2,825,689	(285,748)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	306,317	(36,218)

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,697,095	1,629,328

Cash, Cash Equivalents and Restricted Cash, End of Period	$2,003,412	$1,593,110

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,364,449	$975,872
Cash paid during the period for income taxes	9,573	1,798

Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	154,652	143,199
Transfer from residential mortgage loans to REO and other assets	6,327	21,135
Real estate securities retained from loan securitizations	37,470	—
Residential mortgage loans subject to repurchase	2,409,992	1,443,546
Cashless exercise of 2020 warrants (par)	—	93
Liabilities related to deconsolidated CFEs	352,900	—
Seller financing in Marcus loan acquisition	—	1,317,347

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

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and, more recently, broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rental (“SFR”) properties, title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enables it to maximize the value of its investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. Rithm Capital’s asset management business primarily operates through its wholly-owned subsidiaries, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates, acquired on November 17, 2023, and RCM GA Manager LLC (“RCM Manager”), which manages Great Ajax Corp. (“Great Ajax”), a publicly traded mortgage REIT pursuant to a management agreement, dated June 11, 2024 (as may be amended, modified and/or supplemented from time to time, the “Great Ajax Management Agreement”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

As of September 30, 2024, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate.

Rithm Capital’s Origination and Servicing businesses operate through its wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients performing and special servicing capabilities. Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), its company focused on the acquisition and management of SFR properties and (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business. The Company also has investments in Guardian Asset Management, a national provider of field services and property management services.

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“US”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

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

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s excess mortgage servicing rights (“Excess MSRs”), mortgage servicing rights (“MSRs”), MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization entities (securities issued as such, known as “Non-Agency” securities) and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

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

For the complete listing of the significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in the Company’s Amendment No. 1 on Form 10-K/A (the “Amended 2023 Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. The new disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted. The Company does not expect the adoption of ASU 2023-09 to have a material effect on its consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

3. BUSINESS ACQUISITIONS
Acquisition of Computershare Mortgage Services Inc.
Rithm Capital completed the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and the simultaneous merger of SLS into Newrez on May 1, 2024 (the “Computershare Acquisition”) as part of its strategy to expand its subservicing capabilities. Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Computershare Acquisition during the second quarter of 2024:

Computershare
Total Consideration	$708,026

Assets
Residential mortgage loans, held-for-sale	2,402
Servicer advances receivable	275,782
Mortgage servicing rights, at fair value	696,462
Cash and cash equivalents	102,011
Restricted cash	2,237
Other assets(A)	84,028
Total Assets Acquired	1,162,922

Liabilities
Accrued expenses and other liabilities	236,141
Secured notes and bonds payable	190,596
Total Liabilities Assumed	426,737

Net Assets	736,185

Bargain Purchase Gain	$28,159
(A)Includes $16.0 million of intangible assets in the form of customer relationships. This intangible is being amortized over a finite life of 4.5 years.

Rithm Capital acquired 100% of the outstanding equity interests of Computershare and certain affiliated companies, including SLS, for a GAAP purchase price of $708.0 million. At the time of acquisition, SLS merged into Newrez. Upon completing the Computershare Acquisition, the consideration transferred for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Computershare, resulting in an economic gain (“Bargain Purchase”). Rithm Capital completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $28.2 million, which has been included in other income (loss), net within the consolidated statements of operations for the nine months ended September 30, 2024. The Bargain Purchase gain was primarily driven by the change in fair value of the acquired MSR between the signing and closing dates of the acquisition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete the assessment of fair value are related to servicer advances receivable, mortgage servicing rights, other assets and other liabilities. The final acquisition accounting adjustments, including those resulting from conforming Computershare’s accounting policies to those of Rithm Capital’s, could differ materially.

Rithm Capital has not disclosed the amount of revenue and net income attributable to Computershare for the three and nine months ended September 30, 2024, because it is impracticable to do so. As of the beginning of the third quarter, Computershare’s operations and financial information have been integrated within the Company’s systems, making it infeasible to separately identify and report the specific revenue and net income figures for Computershare.

Acquisition related costs are expensed in the period incurred. Rithm Capital recognized $17.8 million of Computershare Acquisition related costs that were expensed for the nine months ended September 30, 2024. These costs are grouped and presented within compensation and benefits and general and administrative expenses in the consolidated statements of operations.

Intangible assets acquired consist of customer relationships. Rithm Capital amortizes finite-lived customer relationships on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 4.5 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Customer Relationships	4.5	$16,000
Total Identifiable Intangible Assets		$16,000

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2024 and 2023 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro Forma	2024	2023	2024	2023
Revenues	$619,514	$1,247,212	$3,243,379	$3,336,421
Income (loss) before income taxes	45,148	306,338	740,822	807,811

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Computershare Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Computershare Acquisition occurred on January 1, 2023, the beginning of the earliest period presented.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital completed the acquisition of Sculptor (the “Sculptor Acquisition”) on November 17, 2023 as part of its strategy to expand its asset management capabilities. Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Sculptor Acquisition during the fourth quarter of 2023:

Sculptor
Total Consideration(A)	$630,317

Assets
Cash and cash equivalents	267,469
Restricted cash	26,373
Other assets(B)(C)	1,348,608
Total Assets Acquired	1,642,450

Liabilities
Secured financing agreements	177,551
Secured notes and bonds payable	99,232
Accrued expenses and other liabilities	746,135
Total Liabilities Assumed	1,022,918

Noncontrolling interest	35,873

Net Assets	583,659

Goodwill	$46,658
(A)The fair value of total consideration transferred included cash of $600.6 million and assumption of unvested shares of Sculptor stock of $29.7 million for a total consideration of $630.3 million.
(B)Includes $275.0 million of intangible assets in the form of management contracts. These intangibles are being amortized over a finite life of 10 years.
(C)Includes $246.1 million of collateralized loan obligations (“CLOs”).

Rithm Capital acquired 100% of the outstanding equity interests of Sculptor for a GAAP purchase price of approximately $630.3 million. Prior to the close of the Sculptor Acquisition, on October 12, 2023, Rithm Capital purchased from Delaware Life Insurance Company (“DLIC”) warrants to purchase 4,338,015 shares of Sculptor class A common stock issued by Sculptor to DLIC in November 2020 at an exercise price of $7.95 per share. The warrant purchase price was $37.5 million, including additional amounts paid to DLIC in connection with the successful closing of the Sculptor Acquisition, and is considered a component of the Sculptor Acquisition purchase price.

Rithm Capital recognized goodwill of $46.7 million, a portion of which is purchased goodwill, related to the Sculptor Acquisition. The goodwill was primarily driven by the assembled workforce acquired with the Sculptor Acquisition. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. Rithm Capital will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete the assessment of fair value are related to intangible assets, other assets, deferred tax assets, other liabilities, and goodwill. The final acquisition accounting adjustments, including those resulting from conforming Sculptor’s accounting policies to those of Rithm Capital’s, could differ materially.

Intangible assets consist of management agreements with Sculptor’s various funds categorized as management contracts. Rithm Capital amortizes finite-lived management contracts on a straight-line basis over their respective useful lives. The weighted average life of the total acquired identifiable intangible assets is 10 years. The following table presents the details of identifiable intangible assets acquired:

	Estimated Useful Life	Amount
Management contracts	10	$275,000
Total Identifiable Intangible Assets		$275,000

Unvested Restricted Stock Units

In connection with the Sculptor Acquisition, unvested restricted stock units held by Sculptor employees at the time of the Sculptor Acquisition were converted into a deferred cash plan payable, resulting in a $29.7 million liability as of the date of the Sculptor Acquisition of deferred cash compensation due to employees.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2023 prepared as if the Sculptor Acquisition had been consummated on January 1, 2022:

Pro Forma	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	$1,221,060	$3,344,725
Income (loss) before income taxes	235,034	755,592

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Sculptor Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Sculptor Acquisition occurred on January 1, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
4. SEGMENT REPORTING
Rithm Capital conducts its business through five reportable segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Mortgage Loans Receivable, (iv) Asset Management and (v) Corporate. The Investment Portfolio consists of previously segregated segments (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer Loans and (v) certain ancillary investments and equity method investments. The Corporate segment primarily consists of general and administrative expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 18) and related interest expense.

The following tables summarize segment financial information, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended September 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$441,562	$51,609	$—	$—	$—	$493,171
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,784))	(682,599)	(64,736)	—	—	—	(747,335)
Servicing revenue, net	(241,037)	(13,127)	—	—	—	(254,164)
Interest income	211,631	267,558	66,262	5,281	—	550,732
Gain on originated residential mortgage loans, HFS, net	171,700	12,995	—	—	—	184,695
Other investment portfolio revenues	—	57,212	—	—	—	57,212
Asset management revenues	—	—	—	81,039	—	81,039
Total Revenues	142,294	324,638	66,262	86,320	—	619,514
Interest expense and warehouse line fees	164,366	286,160	34,304	8,243	17,095	510,168
General and administrative	99,359	64,438	5,298	27,317	11,634	208,046
Compensation and benefits	177,702	3,929	9,520	58,267	16,255	265,673
Total Operating Expenses	441,427	354,527	49,122	93,827	44,984	983,887
Realized and unrealized gains, net	20	389,833	17,972	5,128	—	412,953
Other income (loss), net	(13,156)	1,354	36	8,334	—	(3,432)
Total Other Income (Loss)	(13,136)	391,187	18,008	13,462	—	409,521
Income (Loss) before Income Taxes	(312,269)	361,298	35,148	5,955	(44,984)	45,148
Income tax expense (benefit)	(84,764)	(4,916)	2,754	8,493	—	(78,433)
Net Income (Loss)	(227,505)	366,214	32,394	(2,538)	(44,984)	123,581
Noncontrolling interests in income (loss) of consolidated subsidiaries	847	(1,123)	—	2,115	—	1,839
Dividends on preferred stock	—	—	—	—	24,718	24,718
Net Income (Loss) Attributable to Common Stockholders	$(228,352)	$367,337	$32,394	$(4,653)	$(69,702)	$97,024

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Nine Months Ended September 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,281,056	$180,984	$—	$—	$—	$1,462,040
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(421,761))	(716,639)	(14,419)	—	—	—	(731,058)
Servicing revenue, net	564,417	166,565	—	—	—	730,982
Interest income	530,097	728,363	190,555	10,252	4	1,459,271
Gain on originated residential mortgage loans, HFS, net	473,340	7,554	—	—	—	480,894
Other investment portfolio revenues	—	172,060	—	—	—	172,060
Asset management revenues(A)	—	—	—	266,332	—	266,332
Total Revenues	1,567,854	1,074,542	190,555	276,584	4	3,109,539
Interest expense and warehouse line fees	448,017	768,565	95,824	24,197	49,336	1,385,939
General and administrative	273,980	192,139	16,358	90,692	39,194	612,363
Compensation and benefits	516,361	12,150	29,936	173,361	40,091	771,899
Total Operating Expenses	1,238,358	972,854	142,118	288,250	128,621	2,770,201
Realized and unrealized gains, net	20	285,288	61,277	6,753	—	353,338
Other income (loss), net	14,101	(3,774)	(1,806)	14,978	37	23,536
Total Other Income	14,121	281,514	59,471	21,731	37	376,874
Income (Loss) before Income Taxes	343,617	383,202	107,908	10,065	(128,580)	716,212
Income tax expense (benefit)	50,397	(759)	4,373	12,616	—	66,627
Net Income (Loss)	293,220	383,961	103,535	(2,551)	(128,580)	649,585
Noncontrolling interests in income of consolidated subsidiaries	1,918	2,024	—	4,310	—	8,252
Dividends on preferred stock	—	—	—	—	69,508	69,508
Net Income (Loss) Attributable to Common Stockholders	$291,302	$381,937	$103,535	$(6,861)	$(198,088)	$571,825
(A)Includes $4.9 million of asset management related interest income (Note 22).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
September 30, 2024
Investments	$11,207,008	$13,639,005	$1,869,852	$—	$—	$26,715,865
Cash and cash equivalents	1,122,013	324,338	32,208	146,601	14,379	1,639,539
Restricted cash	164,702	99,729	33,785	8,317	—	306,533
Other assets	4,370,883	3,851,676	127,277	811,085	5,830	9,166,751
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs	—	2,984,763	964,469	366,185	—	4,315,417
Total Assets	$16,888,982	$20,904,603	$3,083,322	$1,378,846	$20,209	$42,275,962
Debt	$8,468,711	$14,586,168	$1,448,360	$433,317	$1,032,638	$25,969,194
Other liabilities	4,096,698	583,521	28,125	(40,294)	249,851	4,917,901
Liabilities of consolidated CFEs	—	2,548,598	863,410	225,450	—	3,637,458
Total Liabilities	12,565,409	17,718,287	2,339,895	618,473	1,282,489	34,524,553
Total Equity	4,323,573	3,186,316	743,427	760,373	(1,262,280)	7,751,409
Noncontrolling interests in equity of consolidated subsidiaries	9,385	42,321	—	43,161	—	94,867
Total Rithm Capital stockholders’ equity	$4,314,188	$3,143,995	$743,427	$717,212	$(1,262,280)	$7,656,542
Investments in equity method investees	$24,948	$281,610	$6,970	$111,645	$—	$425,173

December 31, 2023
Total Assets	$13,671,626	$21,824,007	$2,498,132	$1,694,954	$28,365	$39,717,084

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Three Months Ended September 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$372,979	$69,446	$—	$—	$—	$442,425
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(138,993))	95,507	(74,573)	—	—	—	20,934
Servicing revenue, net	468,486	(5,127)	—	—	—	463,359
Interest income	156,607	255,754	50,136	—	—	462,497
Gain on originated residential mortgage loans, HFS, net	144,139	5,091	—	—	—	149,230
Other investment portfolio revenues	—	60,319	—	—	—	60,319
Asset management revenues	—	—	—	—	—	—
Total Revenues	769,232	316,037	50,136	—	—	1,135,405
Interest expense and warehouse line fees	114,570	227,124	26,726	—	9,108	377,528
General and administrative	82,850	77,694	4,851	—	25,296	190,691
Compensation and benefits	158,709	7,886	10,673	—	8,881	186,149
Total Operating Expenses	356,129	312,704	42,250	—	43,285	754,368
Realized and unrealized gains (losses), net	22	(119,922)	5,751	—	—	(114,149)
Other income (loss), net	(626)	8,269	5,369	—	(6,124)	6,888
Total Other Income (Loss)	(604)	(111,653)	11,120	—	(6,124)	(107,261)
Income (Loss) before Income Taxes	412,499	(108,320)	19,006		(49,409)	273,776
Income tax expense (benefit)	56,349	(2,648)	(1,116)	—	—	52,585
Net Income (Loss)	356,150	(105,672)	20,122	—	(49,409)	221,191
Noncontrolling interests in income of consolidated subsidiaries	269	4,579	—	—	—	4,848
Dividends on preferred stock	—	—	—	—	22,394	22,394
Net Income (Loss) Attributable to Common Stockholders	$355,881	$(110,251)	$20,122	$—	$(71,803)	$193,949

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
Nine Months Ended September 30, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,082,257	$295,172	$—	$—	$—	$1,377,429
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(384,094))	103,748	(203,086)	—	—	—	(99,338)
Servicing revenue, net	1,186,005	92,086	—	—	—	1,278,091
Interest income	395,612	632,681	149,395	—	—	1,177,688
Gain on originated residential mortgage loans, HFS, net	396,678	40,404	—	—	—	437,082
Other investment portfolio revenues	—	177,672	—	—	—	177,672
Asset management revenues	—	—	—	—	—	—
Total Revenues	1,978,295	942,843	149,395	—	—	3,070,533
Interest expense and warehouse line fees	335,858	566,119	76,924	—	27,077	1,005,978
General and administrative	239,220	238,011	13,420	—	49,437	540,088
Compensation and benefits	480,823	22,985	33,130	—	27,697	564,635
Total Operating Expenses	1,055,901	827,115	123,474	—	104,211	2,110,701
Realized and unrealized gains (losses), net	273	(126,173)	22,378	—	—	(103,522)
Other income (loss), net	(19,232)	(32,846)	6,260	—	(20,358)	(66,176)
Total Other Income (Loss)	(18,959)	(159,019)	28,638	—	(20,358)	(169,698)
Income (Loss) before Income Taxes	903,435	(43,291)	54,559	—	(124,569)	790,134
Income tax expense (benefit)	101,884	(5,384)	(4,191)	—	—	92,309
Net Income (Loss)	801,551	(37,907)	58,750	—	(124,569)	697,825
Noncontrolling interests in income of consolidated subsidiaries	613	9,824	—	—	—	10,437
Dividends on preferred stock	—	—	—	—	67,184	67,184
Net Income (Loss) Attributable to Common Stockholders	$800,938	$(47,731)	$58,750	$—	$(191,753)	620,204

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES
The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2023	$8,405,938
Acquisition	697,494
Originations(A)	943,511
Sales	2,748
Change in fair value due to:
Realization of cash flows(B)	(425,259)
Change in valuation inputs and assumptions	(323,443)
Balance as of September 30, 2024	$9,300,989
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $28.3 million of MSRs capitalized through co-issue with third-parties.
(B)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes components of servicing revenue, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$454,757	$412,167	$1,338,860	$1,283,967
Ancillary and other fees	38,414	30,258	123,180	93,462
Servicing fee revenue, net and fees	493,171	442,425	1,462,040	1,377,429
Change in fair value due to:
Realization of cash flows(A)	(139,784)	(138,993)	(421,761)	(384,094)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	(607,551)	159,927	(309,297)	284,756
Servicing Revenue, Net	$(254,164)	$463,359	$730,982	$1,278,091
(A)Net of $1.3 million and $3.5 million of realization of cash flows related to excess spread financing for the three and nine months ended September 30, 2024, respectively (Note 12).
(B)Net of $7.3 million and $14.1 million of change in valuation inputs and assumptions related to excess spread financing for the three and nine months ended September 30, 2024, respectively (Note 12).

The following table summarizes MSRs and MSR financing receivables by type as of September 30, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
Agency	$383,218,306	6.2	$5,767,835
Non-Agency	70,815,704	5.2	818,978
Ginnie Mae(C)	134,831,540	6.0	2,714,176
Total/Weighted Average	$588,865,550	6.1	$9,300,989
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents fair value. As of September 30, 2024, weighted average discount rates of 8.8% (range of 8.5% – 10.3%) were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of September 30, 2024, Rithm Capital holds approximately $2.4 billion in residential mortgage loans subject to repurchase and the related residential mortgage loan repurchase liability on its consolidated balance sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of September 30, 2024, Rithm Capital reflected approximately $2.4 billion in residential mortgage loans subject to repurchase and Residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2024, Rithm Capital holds approximately $0.4 billion of such repurchased loans presented within residential mortgage loans, HFS on its consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Onity MSR Financing Receivable Transactions

In July 2017, Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital Onity’s remaining interests in MSRs relating to loans with an aggregate unpaid principal balance (“UPB”) of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, in January 2018, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with a UPB of approximately $86.8 billion, of which approximately $10.7 billion UPB, as September 30, 2024, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are recorded as MSR financing receivables, at fair value.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2024	December 31, 2023
California	16.6%	17.1%
Florida	8.3%	8.6%
Texas	6.5%	6.2%
New York	5.8%	6.0%
Washington	5.3%	5.8%
New Jersey	4.1%	4.3%
Virginia	3.6%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.3%
Georgia	3.1%	3.0%
Other U.S.	40.0%	38.7%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of September 30, 2024 and December 31, 2023 was $223.4 billion and $102.5 billion, respectively. Rithm Capital earned servicing revenue of $59.3 million and $34.9 million for the three months ended September 30, 2024 and 2023, respectively, and $148.4 million and $104.0 million for the nine months ended September 30, 2024 and 2023, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented as part of general and administrative expenses in the consolidated statements of operations. As of September 30, 2024, PHH and Valon Mortgage, Inc. (“Valon”) subservice 7.2% and 4.2% of owned MSRs, respectively, with the remaining 88.6% of owned MSRs serviced by Newrez (Note 1).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 25). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	September 30, 2024	December 31, 2023
Principal and interest advances	$642,422	$616,801
Escrow advances (taxes and insurance advances)	1,578,465	1,442,697
Foreclosure advances	655,029	767,171
Gross advance balance(A)(B)(C)	2,875,916	2,826,669
Reserves, impairment, unamortized discount, net of recovery accruals	(149,813)	(66,419)
Total Servicer Advances Receivable	$2,726,103	$2,760,250
(A)Includes $634.8 million and $585.0 million of servicer advances receivable related to agency MSRs, respectively, recoverable either from the borrower or the agencies.
(B)Includes $388.6 million and $405.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to Non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., ranks “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company has provisioned $118.3 million, or 4.1%, and $93.7 million, or 3.3%, for expected non-recovery of advances as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2023	$93,681
Provision	38,269
Write-offs	(13,689)
Balance at September 30, 2024	$118,261

See Note 18 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES
Government and government-backed securities include Agency RMBS issued by the GSEs or Ginnie Mae (“Agency”) securities and US Treasury (“Treasury”) securities. The following tables summarize Agency and Treasury securities by designation:

	September 30, 2024								December 31, 2023
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as Available-for-Sale:
Agency(C)	$70,544	$—	$—	$64,089	1	3.5%	3.5%	7.8	$65,496

Securities Measured at Fair Value through Net Income:
Agency(C)	6,745,583	168,784	(374)	6,748,811	42	5.0%	5.0%	5.7	8,467,634
Treasury(C)	3,250,000	39,883	—	3,297,266	3	4.5%	4.5%	1.9	—
Total/Weighted Average	$10,066,127	$208,667	$(374)	$10,110,166	46	4.8%	4.8%	4.5	8,533,130
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the assets.
(C)All fixed-rate as of September 30, 2024.

	September 30, 2024							December 31, 2023
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)	Carrying Value
Treasury Bills Designated as Held-to-Maturity:
Treasury	$25,000	$24,731	$24,761	$30	1	5.1%	0.2	$24,553

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency	Treasury	Agency
Purchases:
Face	$5,775,000	$—	$—	$1,211,323	$8,800,000	$1,280,545	$1,000,000	$3,373,770
Purchase price	5,787,401	—	—	1,196,221	8,788,328	1,249,562	973,795	3,350,588

Sales:
Face	$2,500,000	$2,556,839	$—	$230,035	$5,500,000	$2,556,839	$—	$1,692,436
Amortized cost	2,505,430	2,536,357	—	229,838	5,481,688	2,536,357	—	1,672,653
Sale price	2,542,051	2,583,782	—	219,611	5,499,395	2,583,782	—	1,615,538
Realized gain (loss)	36,621	47,425	—	(10,227)	17,707	47,425	—	(57,115)
(A)Excludes treasury short sales and purchases to cover short sale liabilities. Refer to Note 17 for information regarding short sales.

As of September 30, 2024, Rithm Capital had no unsettled trades.

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

Loans are accounted for based on Rithm Capital’s strategy and intent for the loan and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2024, Rithm Capital accounts for loans based on the following categories:

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

The following table summarizes residential mortgage loans outstanding by loan type:

	September 30, 2024					December 31, 2023
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,072,082	$2,956,663	8,068	5.6%	26.1	$3,038,587
Residential mortgage loans, HFI, at fair value	409,000	378,032	7,615	8.1%	5.5	379,044

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	$57,957	$53,007	1,708	7.9%	5.4	$57,038
Acquired non-performing loans(D)	20,382	16,932	243	9.1%	6.7	21,839
Total Residential Mortgage Loans, HFS	$78,339	$69,939	1,951	8.2%	5.7	$78,877

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$255,673	$247,065	1,330	5.5%	22.3	$400,603
Acquired non-performing loans(D)(E)	221,555	206,108	1,060	4.8%	27.0	204,950
Originated loans	2,580,423	2,662,761	8,585	6.6%	29.1	1,856,312
Total Residential Mortgage Loans, HFS, at Fair Value	$3,057,651	$3,115,934	10,975	6.4%	28.4	$2,461,865
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
(D)As of September 30, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $178.8 million and $208.2 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of September 30, 2024.

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI at fair value on the consolidated balance sheets:

	September 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,241,643	$3,285,610	$43,967	$2,690,198	$2,638,230	$(51,968)
90+	303,347	278,295	(25,052)	313,122	281,556	(31,566)
Total	$3,544,990	$3,563,905	$18,915	$3,003,320	$2,919,786	$(83,534)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for the period of residential mortgage loans, HFS and residential mortgage loans, HFI at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2023	$379,044	$78,877	$2,461,865	$2,919,786
Originations	—	—	41,452,524	41,452,524
Sales	—	(2,307)	(41,410,797)	(41,413,104)
Purchases/additional fundings	—	—	1,140,787	1,140,787
Proceeds from repayments	(34,729)	(7,594)	(77,422)	(119,745)
Transfer of loans (to) from other assets(A)	—	(2,730)	(455,298)	(458,028)
Transfer of loans to REO	(2,266)	(1,271)	(2,790)	(6,327)
Transfers of loans to HFS	(52)	—	—	(52)
Transfer of loans from HFI	—	—	52	52
Impairment (loss) reversal	—	4,964	—	4,964
Fair value adjustments due to:
Changes in instrument-specific credit risk	24,135	—	11,353	35,488
Other factors	11,900	—	(4,340)	7,560
Balance at September 30, 2024	$378,032	$69,939	$3,115,934	$3,563,905
(A)Includes loans transferred to consolidated CFEs and receivable modifications resulting in transfers between other assets and residential mortgage loans.

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital reports gain on originated residential mortgage loans, HFS, net in the consolidated statements of operations. See Note 20 for detail on Rithm’s continuing involvement.

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(94,216)	$(178,658)	$(435,845)	$(306,031)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(95,899)	67,377	(101,346)	65,798
MSRs retained on transfer of residential mortgage loans(C)	343,884	266,644	915,194	609,460
Other(D)	11,464	5,892	32,006	2,751
Realized gain on sale of originated residential mortgage loans, net	165,233	161,255	410,009	371,978
Change in fair value of residential mortgage loans	22,987	(19,299)	28,348	40,190
Change in fair value of interest rate lock commitments (Note 17)	15,711	(8,630)	8,379	(2,288)
Change in fair value of derivative instruments (Note 17)	(19,236)	15,904	34,158	27,202
Gain on Originated Residential Mortgage Loans, HFS, Net	$184,695	$149,230	$480,894	$437,082
(A)Includes residential mortgage loan origination fees of $289.0 million and $105.9 million for the three months ended September 30, 2024 and 2023, respectively, and $700.4 million and $268.8 million for the nine months ended September 30, 2024 and 2023, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $17.0 million for the three and nine months ended September 30, 2024 and no gain or loss for the three and nine months ended September 30, 2023.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
8. CONSUMER LOANS
Rithm Capital’s consumer loan portfolio consists of (i) consumer loans purchased from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) in June 2023 and (ii) consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) through a co-investment. The Marcus loan portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle loan portfolio includes personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems & Services Technologies, Inc., and the SpringCastle loans are serviced by OneMain Holdings Inc.

On June 28, 2024, Rithm Capital acquired the remaining 46.5% interest in the SpringCastle loans from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital holds a 100% interest in the SpringCastle loans.

The following table summarizes characteristics of the consumer loan portfolio measured at fair value under the fair value option election:

	Unpaid Principal Balance	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
September 30, 2024
SpringCastle	$219,629	$231,039	18.1%	3.8
Marcus	663,154	574,538	10.9%	0.9
Total Consumer Loans	$882,783	$805,577	12.7%	1.6
December 31, 2023
SpringCastle	$260,102	$285,632	18.2%	3.7
Marcus	1,048,672	988,373	10.5%	1.2
Total Consumer Loans	$1,308,774	$1,274,005	12.0%	1.7
See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	September 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$215,398	$226,639	$11,241	$255,441	$280,577	$25,136
90+	4,231	4,400	169	4,661	5,055	394
Total SpringCastle	219,629	231,039	11,410	260,102	285,632	25,530

Marcus:
Current	557,450	482,959	(74,491)	1,014,404	956,076	(58,328)
90+	105,704	91,579	(14,125)	34,268	32,297	(1,971)
Total Marcus	663,154	574,538	(88,616)	1,048,672	988,373	(60,299)

	$882,783	$805,577	$(77,206)	$1,308,774	$1,274,005	$(34,769)
See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for consumer loans for the period:

Total
Balance at December 31, 2023	$1,274,005
Additional fundings(A)	15,996
Proceeds from repayments	(436,014)
Accretion of loan discount and premium amortization, net	21,331
Fair value adjustments due to:
Changes in instrument-specific credit risk	(49,003)
Other factors	(20,738)
Balance at September 30, 2024	$805,577
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

SFR properties HFS are managed for near term sale and disposition. They are measured at the lower of cost less accumulated depreciation and impairment or fair value less estimated cost to sell and presented within single-family rental properties on the consolidated balance sheets. For the nine months ended September 30, 2024, Rithm Capital transferred 199 SFR properties HFI to HFS.

The following table summarizes the net carrying value of investments in SFR properties:

	September 30, 2024	December 31, 2023
Land	$193,402	$183,359
Building	773,609	733,437
Capital improvements	149,434	138,869
Total gross investment in SFR properties	1,116,445	1,055,665
Accumulated depreciation	(75,800)	(53,737)
Investment in SFR Properties, Net	$1,040,645	$1,001,928

Depreciation expense for the three months ended September 30, 2024 and 2023, totaled $7.3 million and $7.1 million, respectively, and, for the nine months ended September 30, 2024 and 2023, totaled $22.3 million and $21.0 million, respectively. Depreciation expense is included in other income (loss), net in the consolidated statements of operations.

As of September 30, 2024 and December 31, 2023, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.3 million and $7.5 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	$1,000,357	$1,571	$1,001,928
Acquisitions and capital improvements	64,925	—	64,925
Transfers to HFS	(50,615)	50,615	—
Dispositions	(1,140)	(2,738)	(3,878)
Accumulated depreciation	(22,247)	(83)	(22,330)
Balance at September 30, 2024	$991,280	$49,365	$1,040,645

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years. The following table summarizes rental revenue and other variable revenue based on the specific lease terms for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rental revenue	$19,348	$18,297	$57,216	$54,163
Other variable revenue	833	683	2,492	1,901
Total Revenue	$20,181	$18,980	$59,708	$56,064

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

Remainder of 2024	$18,374
2025 and thereafter	29,237
Total	$47,611

The following table summarizes the activity for the period of the SFR portfolio by units:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	3,882	6	3,888
Acquisition of SFR units	204	—	204
Transfer to HFS	(199)	199	—
Disposition of SFR units	(4)	(9)	(13)
Balance at September 30, 2024	3,883	196	4,079

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes mortgage loans receivable, at fair value and mortgage loans receivable held by consolidated CFEs by loan type as of September 30, 2024:

	Mortgage Loans Receivable - Carrying Value(A)	Mortgage Loans Receivable of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
Construction	$795,156	$471,941	$1,267,097	42.5%	528	33.8%	11.3%	19.8	72.2% / 62.3%
Bridge	817,113	343,117	1,160,230	43.7%	538	34.4%	10.1%	26.1	67.4%
Renovation	257,583	101,848	359,431	13.8%	498	31.8%	10.5%	12.9	82.0%/ 67.6%
	$1,869,852	$916,906	$2,786,758	100.0%	1,564	100.0%	10.7%	20.2	N/A
(A)Mortgage loans receivable are carried at fair value under the fair value option election. Mortgage loans of consolidated CFEs are classified as Level 3 and valued based on the more observable financial liabilities of consolidated CFEs. See Note 19 regarding fair value measurements.
(B)Weighted by commitment Loan-to-Value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity for the period of loans included in mortgage loans receivable, at fair value on the consolidated balance sheets:

Balance at December 31, 2023	$1,879,319
Initial loan advances	1,356,540
Construction holdbacks and draws	630,381
Paydowns and payoffs	(1,146,754)
Purchased loans discount amortization	1,006
Transfer of loans to REO	(6,919)
Transfers from (to) assets of consolidated CFEs	(881,378)
Fair value adjustments due to:
Changes in instrument-specific credit risk	17,995
Other factors	19,662
Balance at September 30, 2024	$1,869,852

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in mortgage loans receivable, at fair value on the consolidated balance sheets:

	September 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$1,787,026	$1,820,179	$33,153	$1,838,935	$1,837,513	$(1,422)
90+	54,233	49,673	(4,560)	41,869	41,806	(63)
Total	$1,841,259	$1,869,852	$28,593	$1,880,804	$1,879,319	$(1,485)

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on Rithm Capital’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,639,539	$1,287,199
Restricted cash	306,533	378,048
Restricted cash of consolidated CFEs(A)	57,340	31,848
Total Cash, Cash Equivalents and Restricted Cash	$2,003,412	$1,697,095
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

The following table summarizes restricted cash balances by reporting segment:

	September 30, 2024	December 31, 2023
Investment Portfolio(A)	$127,830	$150,432
Origination and Servicing	164,702	195,490
Mortgage Loans Receivable(A)	47,889	37,805
Asset Management(A)	23,452	26,169
Total Restricted Cash	$363,873	$409,896
(A)    Included restricted cash related to consolidated CFEs presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
12. OTHER ASSETS AND LIABILITIES
Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
CLOs, at fair value(A)	$275,771	$226,486	Accounts payable	$180,054	$165,144
Deferred tax asset(G)	—	279,019	Accrued compensation and benefits	191,737	290,464
Derivative and hedging assets (Note 17)	50,514	28,080	Deferred tax liability(G)	587,828	801,857
Due from related parties	30,370	32,319	Derivative liabilities (Note 17)	85,415	51,765
Equity investments(B)	466,813	173,882	Escheat payable	207,209	169,914
Excess MSRs, at fair value (Note 13)	375,923	271,150	Excess spread financing	107,524	—
Goodwill (Note 15)	131,857	131,857	Interest payable	206,395	166,620
Income and fees receivable	33,390	59,134	Lease liability (Note 16)	170,709	159,236
Intangible assets (Note 15)	342,052	387,920	Notes receivable financing(F)	367,373	—
Loans receivable, at fair value(C)	29,114	31,323	Unearned income and fees	21,755	37,468
Margin receivable, net(D)	121,020	75,947	Other liabilities	231,517	223,293
Non-Agency RMBS, at fair value(A)	579,717	577,543		$2,357,516	$2,065,761
Notes receivable, at fair value(E)	384,126	398,227
Operating lease right-of-use assets (Note 16)	103,870	104,207
Other receivables	154,862	152,046
Prepaid expenses	65,381	62,513
Principal and interest receivable	177,611	168,516
Property and equipment	68,134	40,038
REO	24,732	15,507
Servicer advance investments, at fair value (Note 14)	341,303	376,881
Servicing fee receivables	195,163	156,777
Warrants, at fair value	10,092	16,599
Other assets	200,698	182,881
	$4,162,513	$3,948,852
(A)Non-Agency RMBS and CLOs were reclassified from real estate and other securities, as presented in prior periods, to other assets on the consolidated balance sheets as of June 30, 2024.
(B)Represents equity investments in (i) commercial redevelopment projects, (ii) operating companies providing services throughout the real estate industry, including investments in Covius Holding Inc., a provider of various technology-enabled services to the mortgage and real estate sectors, preferred stock of Valon, a residential mortgage servicing and technology company, and preferred stock of Covalto Ltd. (formerly known as Credijusto Ltd.), a financial services company, (iii) funds managed by Sculptor, (iv) credit risk transfer LLC that holds exposure in warehouse lines collateralized by residential mortgage loans, measured at fair value under the fair value option election with changes in fair value presented in other income and (v) Great Ajax.
(C)Represents loans made pursuant to a senior credit agreement and a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager. The loans are measured at fair value under the fair value option.
(D)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(E)Represents notes receivable secured by commercial properties. The notes are measured at fair value under the fair value option.
(F)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million, subject to a repo financing of $323.5 million, from a third party to a nonconsolidated joint venture for cash consideration of $48.0 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the fair value option and is included in accrued expenses and other liabilities in the consolidated balance sheets. The amount presented within notes receivable financing is comprised of the repo financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in other assets in the consolidated balance sheets, at fair value.
(G)Effective in the third quarter of 2024, Rithm Capital’s taxable subsidiaries file combined federal and state returns and as a result, present deferred tax liability or asset on a net basis on its consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
REO — REO assets are individual properties acquired by Rithm Capital or where Rithm Capital receives the property as a result of foreclosure of the underlying loan. Rithm Capital measures REO assets at the lower of cost or fair value, with valuation provision recorded in other income (loss), net in the consolidated statements of operations. REO assets are managed for prompt sale and disposition.

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2023	$15,507
Purchases	12,919
Property received in satisfaction of loan	21,695
Sales(A)	(24,317)
Valuation (provision) reversal	(1,072)
Balance at September 30, 2024	$24,732
(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2024, Rithm Capital had residential mortgage loans and mortgage loans receivable that were in the process of foreclosure with UPBs of $45.1 million and $37.4 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

Total
Balance at December 31, 2023	$429,550
Fundings	17,500
Payment in kind	2,211
Proceeds from repayments	(37,670)
Fair value adjustments due to:
Changes in instrument-specific credit risk	—
Other factors	1,649
Balance at September 30, 2024	$413,240

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	September 30, 2024			December 31, 2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$481,740	$384,126	$(97,614)	$565,786	$429,550	$(136,236)
90+	29,114	29,114	—	—	—	—
Total	$510,854	$413,240	$(97,614)	$565,786	$429,550	$(136,236)
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

13. EXCESS MORTGAGE SERVICING RIGHTS
Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Mr. Cooper Group Inc. (“Mr. Cooper”). Prior to June 20, 2024, Rithm Capital owned certain pools of excess MSR directly and certain pools through a joint venture with the Former Manager (the “Fortress Excess MSR JV”).

On June 20, 2024, Rithm Capital, together with certain Sculptor nonconsolidated funds, acquired an excess MSR portfolio from the Former Manager (including the Former Manager’s ownership in the Fortress Excess MSR JV) for approximately $124 million. A new joint venture with such Sculptor nonconsolidated funds was formed for the acquisition. Rithm Capital owns an 80.0% interest in and manages the joint venture, and as a result, consolidates this joint venture. Following the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
acquisition from the Former Manager, all of Rithm Capital’s ownership in pools of excess MSRs is consolidated on its consolidated balance sheet and is presented in other assets at fair value. See Note 20 for noncontrolling interests related to these excess MSRs.

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

The table below summarizes the components of Excess MSRs:

Investments in Excess MSRs

The following table presents activity related to the consolidated investments in Excess MSRs measured at fair value:

Total
Balance as of December 31, 2023(A)	$271,150
Purchases	122,887
Interest income	18,893
Other income	(656)
Proceeds from repayments	(37,728)
Proceeds from sales	—
Change in fair value	9,982
Acquisition of assets from Fortress Excess MSR JV:
Distributions of earnings from equity method investees	(344)
Distributions of capital from equity method investees	(8,846)
Change in fair value of investments in equity method investees	1,617
Reclassification of SLS serviced excess MSRs to full MSRs	(1,032)
Balance as of September 30, 2024	$375,923
(A)Total investment in Excess MSRs as of December 31, 2023, contains both direct and indirect investments in Excess MSR by the Company. As a result of Rithm Capital’s investment in the Fortress Excess MSR JV during the second quarter of 2024, it is now included in Rithm Capital’s direct investments in Excess MSRs.

The following summarizes investments in direct Excess MSRs:

	September 30, 2024					December 31, 2023
	Interest in Excess MSR		Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
	Rithm Capital(C, D)	Mr. Cooper
Total	65.0% – 80.0% (69.9%)	20.0% – 35.0% (30.9%)	5.8	$329,562	$375,923	$208,385
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the base fee component of the related MSR as of September 30, 2024 (Note 14) on $13.7 billion UPB underlying these Excess MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Changes in fair value of Excess MSR investments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Original and Recaptured Pools	$11,904	$(3,498)	$9,982	$(13,915)

As of September 30, 2024, a weighted average discount rate of 8.8% was used to value Rithm Capital’s investments in Excess MSRs.

14. SERVICER ADVANCE INVESTMENTS

Servicer advance investments consist of arrangements to fund existing outstanding servicer advances and the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans in exchange for the base fee component of the related MSR. Rithm Capital elected to record its servicer advance investments, including the right to the base fee component of the related MSRs, at fair value under the fair value option election to provide users of the financial statements with better information regarding the effects of market factors. The Company’s servicer advance investments are presented in other assets on the consolidated balance sheets.

As part of the Computershare Acquisition (Note 3), Rithm Capital acquired certain MSRs owned by SLS underlying a certain servicer advance investment and, therefore, reclassified the servicer advance investment to MSR and servicer advances receivable on its consolidated balance sheets.

Mr. Cooper performs all of the servicing and advancing functions on the Company’s remaining servicer advance investments, retains the ancillary income and assumes servicing obligations and liabilities as the servicer of the underlying loans in the portfolio.

Rithm Capital owns its interest in servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. As of September 30, 2024, the noncontrolling third-party co-investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investors and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The following table summarizes servicer advance investments, including the right to the base fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2024
Servicer advance investments	$330,137	$341,303	6.2%	6.5%	8.2
December 31, 2023
Servicer advance investments	$362,760	$376,881	6.2%	6.6%	8.1
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2024
Servicer advance investments(D)	$13,690,124	$297,741	2.2%	$259,451	83.9%	81.5%	6.9%	6.4%
December 31, 2023
Servicer advance investments(D)	$15,499,559	$320,630	2.1%	$278,845	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	September 30, 2024	December 31, 2023
Principal and interest advances	$53,873	$57,909
Escrow advances (taxes and insurance advances)	132,826	149,346
Foreclosure advances	111,042	113,375
Total	$297,741	$320,630
15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within other assets on Rithm Capital’s consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023	$24,376	$5,092	$55,731	$46,658	$131,857
Accumulated impairment loss	—	—	—	—	—
Balance at September 30, 2024	$24,376	$5,092	$55,731	$46,658	$131,857

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Gross Intangible Assets:
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	73,949	57,949
Purchased technology(B)	3 to 7	139,964	137,922
Trademarks / Trade names(C)	1 to 5	10,259	10,259
		499,172	481,130
Accumulated Amortization(A):
Management contracts		24,015	3,388
Customer relationships		23,062	17,834
Purchased technology		104,315	67,145
Trademarks / Trade names		5,728	4,843
		157,120	93,210
Intangible Assets, Net:
Management contracts		250,985	271,612
Customer relationships		50,887	40,115
Purchased technology(B)		35,649	70,777
Trademarks / Trade names(C)		4,531	5,416
		$342,052	$387,920
(A)Amortization expense is presented within general and administrative expenses in the consolidated statements of operations.
(B)Includes indefinite-lived intangible assets of $21.4 million as of September 30, 2024 and December 31, 2023.
(C)Includes indefinite-lived intangible assets of $1.9 million as of September 30, 2024 and December 31, 2023.

The Company did not record any impairment loss on its intangible assets for the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the expected future amortization expense for acquired intangible assets as of September 30, 2024:

Year Ending	Amortization Expense
October 1 through December 31, 2024	$14,090
2025	49,267
2026	40,465
2027	35,738
2028	35,289
2029 and thereafter	143,962
$318,811
16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the three months ended September 30, 2024 and 2023 totaled $8.7 million and $11.0 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $27.1 million and $34.1 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of September 30, 2024, the Company has pledged collateral related to its lease obligations of $7.1 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
October 1 through December 31, 2024	$12,981	$—	$12,981
2025	43,647	228	43,875
2026	36,515	228	36,743
2027	37,617	228	37,845
2028	27,979	—	27,979
2029 and thereafter	41,290	—	41,290
Total remaining undiscounted lease payments	200,029	684	200,713
Less: imputed interest	29,940	64	30,004
Total Remaining Discounted Lease Payments	$170,089	$620	$170,709

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $16.3 million due in the future periods.

Other information related to leases is summarized below:

	September 30, 2024	December 31, 2023
Weighted Average Remaining Lease Term (Years):
Operating leases	5.2	5.8
Finance leases	2.8	3.5

Weighted Average Discount Rate:
Operating leases	6.5%	6.2%
Finance leases	7.9%	7.9%

	Nine Months Ended September 30,
Supplemental Information	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$38,226	$24,118
Operating cash flows - finance leases	4	—
Finance cash flows - finance leases	224	—
Supplemental Non-cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$20,465	$1,178

See Note 9 for further information on leases of SFR properties.

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

Rithm Capital enters into short sales of treasury securities to mitigate interest rate risk by borrowing the securities under reverse repurchase agreements and selling them into the market. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value and is presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets based on the value of the underlying treasury security as of the reporting date.

As of September 30, 2024, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and economic hedges are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	September 30, 2024	December 31, 2023
Derivative and Hedging Assets:
Interest rate swaps(A)	$7	$106
IRLCs	39,055	26,482
TBAs	11,452	1,492
	$50,514	$28,080
Derivative and Hedging Liabilities:
Foreign exchange forwards	$448	$—
IRLCs	6,933	2,678
TBAs	59,748	49,087
Treasury short sales(B)	2,207	—
Other commitments(C)	16,079	—
	$85,415	$51,765
(A)Net of $68.2 million and $342.0 million of related variation margin accounts as of September 30, 2024 and December 31, 2023, respectively.
(B)As of September 30, 2024, represents the net of repurchase agreements and $0.5 billion of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities. As of December 31, 2023, Treasury securities payable and related reverse repurchase agreements are presented on a gross basis on the consolidated balance sheets.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes notional amounts related to derivatives and hedging:

	September 30, 2024	December 31, 2023
Interest rate swaps(A)	$7,745,000	$7,979,988
IRLCs	4,585,355	2,757,060
Treasury short sales(B)	—	1,800,000
TBAs(C)	15,666,500	6,013,100
Other commitments	25,057	—
Foreign exchange forwards	16,000	—
(A)Includes $1.8 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 3.3% and $5.9 billion notional of receive fixed of 3.7%/pay SOFR with weighted average maturities of 85 months and 48 months, respectively, as of September 30, 2024. Includes $8.0 billion notional of receive SOFR/pay fixed of 2.5% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of December 31, 2023.
(B)Represents the notional amount of Treasury notes sold short.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (Loss) on Originated Residential Mortgage Loans, HFS, net(A):
IRLCs	$15,711	$(8,630)	$8,379	$(2,288)
TBAs	(19,236)	15,574	34,158	28,803
Interest rate swaps	—	330	—	(1,601)
	(3,525)	7,274	42,537	24,914
Realized and Unrealized Gains (Losses), net(B):
Interest rate swaps	59,265	191,527	89,855	263,347
TBAs	(8,225)	3,066	(21,126)	(3,808)
Treasury short sales(C)	(16,955)	—	24,342	—
Other commitments	(638)	—	(16,778)	—
	33,447	194,593	76,293	259,539

Total Gain	$29,922	$201,867	$118,830	$284,453
(A)Represents unrealized gain (loss).
(B)Excludes $95.9 million loss and $67.4 million gain for the three months ended September 30, 2024 and 2023, respectively, and $101.3 million loss and $65.8 million gain for the nine months ended September 30, 2024 and 2023, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
(C)As of September 30, 2024, all Treasury short sales are covered with no economic exposure.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
18. DEBT OBLIGATIONS
The following table summarizes secured financing agreements, secured notes and bonds payable and also includes notes payable of consolidated CFEs:

	September 30, 2024									December 31, 2023
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$3,152,286	$3,152,286	Oct-24 to Mar-28	6.3%	0.8	$3,486,975	$3,566,492	$3,525,766	25.4	$1,940,038
Warehouse credit facilities - mortgage loans receivable(E)	1,248,361	1,248,361	Mar-25 to Dec-25	7.8%	1.1	1,514,842	1,537,452	1,537,452	1.2	1,337,010
Government and government-backed securities(F)	9,834,668	9,834,668	Oct-24 to Oct-28	5.2%	0.4	10,064,737	9,906,690	10,108,728	4.5	8,152,469
Non-agency RMBS(D)	648,861	648,861	Oct-24 to Jul-25	7.2%	0.4	14,304,071	975,726	1,043,274	6.3	610,189
Excess MSRs(E)	223,241	222,339	Sep-26	7.5%	2.0	55,052,726	329,516	381,550	5.8	—
CLOs(E)	180,286	178,965	Jan-30 to Oct-36	6.1%	9.1	181,370	N/A	180,764	9.1	183,947
SFR properties and commercial(E)	72,150	72,150	Dec-24	8.4%	0.2	N/A	154,668	154,668	N/A	337,630
Total secured financing agreements	15,359,853	15,357,630		5.8%	0.7					12,561,283
Secured Notes and Bonds Payable:
MSRs(G)	5,224,809	5,218,766	Dec-24 to Jul-29	7.1%	1.3	559,499,920	7,370,826	8,977,729	6.0	4,800,728
Servicer advance investments and Excess MSR(H)	259,451	259,451	Mar-26	6.9%	1.4	297,741	330,137	341,303	8.2	459,564
Servicer advances(H)	2,265,780	2,265,104	Dec-24 to Sep-26	7.7%	1.3	2,566,366	2,612,839	2,612,839	0.6	2,254,369
Residential mortgage loans	—	—	—	—%	0.0	—	—	—	0.0	650,000
Consumer loans(I)	685,117	665,030	Jun-28 to Sep-37	6.2%	3.8	882,783	859,114	805,577	1.6	1,106,974
SFR properties(J)	742,061	716,222	Mar-26 to Sep-27	4.2%	2.5	N/A	885,977	885,977	N/A	789,174
Mortgage loans receivable	200,000	200,000	Jul-26	5.8%	1.8	233,425	233,425	237,495	0.4	200,000
Secured facility - asset management	75,000	71,168	Nov-25	8.8%	1.1	N/A	N/A	N/A	N/A	69,121
CLOs(E)	15,063	15,032	Jul-30	6.8%	5.8	18,468	N/A	18,313	5.8	30,258
Total secured notes and bonds payable	9,467,281	9,410,773		6.9%	1.6					10,360,188
Notes Payable of Consolidated CFEs:
Consolidated funds(K)	222,250	217,259	May-37	5.0%	4.1	196,351	N/A	228,873	N/A	218,157
Residential mortgage loans	2,639,061	2,520,164	Jul-53	3.5%	26.1	3,072,082	N/A	2,956,663	26.1	2,618,082
Mortgage loans receivable	861,949	862,380	Mar-39 to Sep-39	6.3%	14.7	399,387	N/A	411,006	0.7	318,998
Total notes payable of consolidated CFEs	3,723,260	3,599,803		4.2%	22.2					3,155,237
Total / Weighted Average	$28,550,394	$28,368,206		6.0%	3.8					$26,076,708
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $167.3 million as of September 30, 2024.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on Non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR) based floating interest rates.
(F)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(G)Includes $4.3 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 2.5% to 3.3%; and $0.9 billion of MSR notes with fixed interest rates ranging 3.0% to 5.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(H)Includes debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR, and (ii) a margin ranging from 1.6% to 3.2%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(I)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $159.9 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $467.8 billion of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 3.0%.
(J)Includes $742.1 million of fixed-rate notes with an interest rate ranging from 3.5% to 7.1%.
(K)Includes $120.0 million UPB of Class A notes with a fixed coupon of 4.3%, $70.0 million UPB of Class B notes with a fixed coupon of 6.0%, $15.0 million UPB of Class C notes with a fixed coupon of 6.8%, and $17.3 million UPB of Subordinated notes, held within consolidated funds (Note 20). Weighted average life is based on expected maturity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital Corp. The assets of consolidated CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

As of September 30, 2024, Rithm Capital has margin exposure on $15.4 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Real Estate and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	Mortgage Loans Receivable	Asset Management	Total
Balance at December 31, 2023	$2,713,933	$4,800,728	$8,762,658	$5,208,120	$1,106,974	$1,126,804	$1,856,008	$501,483	$26,076,708
Secured Financing Agreements:
Borrowings	223,241	—	61,424,724	44,018,325	—	52,361	2,552,282	17,349	108,288,282
Repayments	—	—	(59,703,853)	(42,806,334)	—	(324,197)	(2,640,931)	(24,355)	(105,499,670)
FX remeasurement	—	—	—	—	—	—	—	1,985	1,985
Capitalized deferred financing costs, net of amortization	(902)	—	—	257	—	6,356	—	38	5,749
Secured Notes and Bonds Payable:
Acquired borrowings, net of discount (Note 3)	190,596	—	—	—	—	—	—	—	190,596
Borrowings	1,868,236	1,482,159	—	—	—	—	—	8,524	3,358,919
Repayments	(2,248,482)	(1,065,126)	—	(650,000)	(449,550)	(82,273)	—	(23,844)	(4,519,275)
FX remeasurement	—	—	—	—	—	—	—	(45)	(45)
Unrealized (gain) loss on notes, fair value	—	—	—	—	6,714	—	—	—	6,714
Capitalized deferred financing costs, net of amortization	272	1,005	—	—	892	9,321	—	2,187	13,677
Notes Payable of Consolidated CFEs:
Borrowings	—	—	—	(191,607)	—	—	861,949	—	670,342
Repayments	—	—	—	55,028	—	—	(324,062)	—	(269,034)
Discount on borrowings, net of amortization	—	—	—	(92,834)	—	—	—	—	(92,834)
Unrealized (gain) loss on notes, fair value	—	—	—	116,415	—	—	4,824	(864)	120,375
Capitalized deferred financing costs, net of amortization	—	—	—	15,080	—	—	671	(34)	15,717
Balance at September 30, 2024	$2,746,894	$5,218,766	$10,483,529	$5,672,450	$665,030	$788,372	$2,310,741	$482,424	$28,368,206
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes, as of September 30, 2024, are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2024	$789,211	$6,468,977	$7,258,188
2025	146,293	11,679,707	11,826,000
2026	2,070,833	1,735,419	3,806,252
2027	651,229	430,000	1,081,229
2028	592,142	—	592,142
2029 and thereafter	3,557,334	1,479,249	5,036,583
	$7,807,042	$21,793,352	$29,600,394
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $0.9 billion, $3.2 billion, $0.3 billion, and $3.0 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $14.5 billion, $6.3 billion, $1.1 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2024:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, mortgage loans receivable, SFR and commercial notes receivable	$5,181,455	$1,707,817	$3,473,638
Loan originations	5,627,000	2,764,979	2,862,021
CLOs	322,653	180,286	142,367
Excess MSRs	350,000	223,241	126,759

Secured Notes and Bonds Payable:
MSRs	6,182,688	5,224,809	957,879
Servicer advances	4,150,000	2,525,232	1,624,768
SFR	200,000	90,832	109,168

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$22,066,296	$12,717,196	$9,349,100
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of September 30, 2024.

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

Proceeds from the offering were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, for the three and nine months ended September 30, 2024, the Company recognized interest expense of $16.3 million and $34.6 million, respectively. At September 30, 2024, the unamortized discount and debt issuance cost was approximately $15.5 million.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company or its subsidiaries and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2023 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2024, the Company was in compliance with all covenants.

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

2025 Senior Unsecured Notes

On September 16, 2020, the Company issued in a private offering $550.0 million of aggregate principal amount of senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes” and, together with the 2029 Senior Notes, the “Senior Unsecured Notes”) for net proceeds of $544.5 million. Interest on the 2025 Senior Notes accrues at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15 and October 15, commencing on April 15, 2021.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2025 Senior Notes, for the three months ended September 30, 2024 and 2023, the Company recognized interest expense of $4.3 million and $8.7 million, respectively, and, for the nine months ended September 30, 2024 and 2023, $16.6 million and $25.7 million, respectively. At September 30, 2024, the unamortized debt issuance costs was approximately $1.8 million.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), requires that the Company maintain Total Unencumbered Assets, as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and its subsidiaries, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the 2025 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2024, the Company was in compliance with all covenants.

In the event of a Change of Control (as defined in the 2025 Notes Indenture), each holder of the 2025 Senior Notes will have the right to require the Company to repurchase all or any part of the outstanding balance at a purchase price of 101% of the principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to, but not including the date of such repurchase.

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

The TRA includes certain “change of control” assumptions that became applicable as a result of the Sculptor Acquisition, including the assumption that Sculptor (or its successor) has sufficient taxable income to use the relevant tax benefits. As a result, payments under the TRA will be calculated without regard to Sculptor’s ability to actually use tax assets (including net operating losses), the use of which may be significantly limited and may therefore exceed the actual tax savings to Sculptor of the associated tax assets.

Effective in the third quarter of 2024, Rithm Capital’s taxable subsidiaries file combined federal and state returns. As a result, the estimated undiscounted future payment under the TRA was $243.9 million as of September 30, 2024. The carrying value of the TRA liability measured at amortized cost was $168.2 million as of September 30, 2024 with interest expense recognized under the effective interest method. The TRA liability is recorded in unsecured notes, net of issuance costs on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The table below presents the Company’s estimate as of September 30, 2024, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
October 1 through December 31, 2024	$—
2025	29,821
2026	16,530
2027	18,060
2028	15,062
2029 and thereafter	164,438
$243,911
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of September 30, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets:
Excess MSRs(A)	$55,052,726	$375,923	$—	$—	$375,923	$—	$375,923
MSRs and MSR financing receivables(A)	588,865,550	9,300,989	—	—	9,300,989	—	9,300,989
Servicer advance investments	297,741	341,303	—	—	341,303	—	341,303
Government and government-backed securities(B)	10,091,127	10,134,897	3,322,027	6,812,900	—	—	10,134,927
Non-Agency securities and CLOs	9,454,837	855,488	—	210,383	645,105	—	855,488
Residential mortgage loans, HFS	78,339	69,939	—	—	69,939	—	69,939
Residential mortgage loans, HFS, at fair value	3,057,651	3,115,934	—	3,087,603	28,331	—	3,115,934
Residential mortgage loans, HFI, at fair value	409,000	378,032	—	—	378,032	—	378,032
Residential mortgage loans subject to repurchase	2,409,992	2,409,992	—	2,409,992	—	—	2,409,992
Consumer loans	882,783	805,577	—	—	805,577	—	805,577
Derivative and hedging assets	15,903,606	50,514	—	11,459	39,055	—	50,514
Mortgage loans receivable	1,841,259	1,869,852	—	—	1,869,852	—	1,869,852
Notes receivable	481,740	384,126	—	—	384,126	—	384,126
Loans receivable	29,114	29,114	—	—	29,114	—	29,114
Equity investment, at fair value	192,500	194,450	—	—	194,450	—	194,450
Cash, cash equivalents and restricted cash	1,946,072	1,946,072	1,946,072	—	—	—	1,946,072
Investments of consolidated CFEs - funds(C)	319,020	350,623	—	—	—	350,623	350,623
Investments of consolidated CFEs - loan securitizations(D)	3,963,145	3,873,569	—	2,956,663	916,906	—	3,873,569
Other assets	N/A	95,596	—	—	95,596	—	95,596
		$36,581,990	$5,268,099	$15,489,000	$15,474,298	$350,623	$36,582,020
Liabilities:
Secured financing agreements	$15,359,853	$15,357,630	$—	$15,173,637	$183,993	$—	$15,357,630
Secured notes and bonds payable(D)	9,467,281	9,410,773	—	—	9,888,638	—	9,888,638
Unsecured notes, net of issuance costs	1,293,911	1,200,791	—	—	1,228,174	—	1,228,174
Residential mortgage loan repurchase liability	2,409,992	2,409,992	—	2,409,992	—	—	2,409,992
Derivative liabilities	12,134,306	85,415	2,207	60,196	23,012	—	85,415
Excess spread financing(A)	15,709,784	107,524	—	—	107,524	—	107,524
Notes receivable financing	371,446	367,373	—	—	373,042	—	373,042
Notes payable of consolidated CFEs - funds(D)	222,250	217,259	—	—	217,259	—	217,259
Notes payable of consolidated CFEs - loan securitizations(D)	3,501,010	3,382,544	—	2,520,164	862,380	—	3,382,544
		$32,539,301	$2,207	$20,163,989	$12,884,022	$—	$33,050,218
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, excess MSRs and excess spread financing. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in agency portfolios.
(B)Includes US Treasury Bills classified as Level 1 and held at amortized cost basis of $24.7 million (see Note 6).
(C)Represents assets and notes issued of consolidated VIEs accounted for under the CFE election.
(D)Includes $197.2 million of SCFT 2020-A (as defined below in Note 20) MBS as of September 30, 2024, for which the fair value option for financial instruments was elected.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 financial assets for the period presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Real Estate and Other Securities	Derivatives(B)	Residential Mortgage Loans	Consumer Loans	Other Assets	Mortgage Loans Receivable(C)	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$804,029	$23,804	$513,381	$1,274,005	$525,642	$2,232,913	$14,427,743
Transfers:
Transfers from Level 3	—	—	(7,873)	(227,216)	—	(28,985)	—	—	—	(264,074)
Transfers to Level 3	—	—	—	—	—	82,325	—	—	—	82,325
Computershare Acquisition (Note 3)	(1,032)	697,494	—	—	—	—	—	—	—	696,462
Gain (Loss) Included in Net Income:
Credit losses on securities(D)	—	—	—	(1,187)	—	—	—	—	—	(1,187)
Servicing Revenue, Net(E):
Included in servicing revenue(E)	—	(748,702)	—	—	—	—	—	—	—	(748,702)
Fair Value Adjustments Due to:
Other factors(D)	11,599	—	(3,535)	10,973	(7,700)	16,536	(49,003)	15,088	36,920	30,878
Instrument-specific credit risk(D)	—	—	—	—	—	28,127	(20,738)	—	17,995	25,384
Gain (loss) on settlement of investments, net(D)	(656)	—	—	(101)	—	—	—	—	—	(757)
Other income (loss), net(D)	—	—	—	—	—	10,633	—	4,654	—	15,287
Gains (losses) included in OCI(F)	—	—	—	7,287	—	—	—	—	—	7,287
Interest income	18,893	—	18,649	21,828	—	—	21,331	—	—	80,701
Purchases, Sales and Repayments:
Purchases, net(G)	122,887	—	590,261	142,979	—	248,606	—	214,349	—	1,319,082
Sales and fundings	—	2,748		—	—	(173,250)	15,996	—	—	(154,506)
Proceeds from repayments	(46,918)	—	(633,080)	(113,487)	—	(53,773)	(436,014)	(56,447)	(1,479,447)	(2,819,166)
Originations and other	—	943,511	—	—	(61)	(167,298)	—	—	1,978,377	2,754,529
Balance at September 30, 2024	$375,923	$9,300,989	$341,303	$645,105	$16,043	$476,302	$805,577	$703,286	$2,786,758	$15,451,286
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
(G)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection. Real estate and other securities includes Non-Agency securities retained through securitizations accounted for as sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 financial liabilities for the period presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Mortgage Loans Receivable	Excess Spread Financing	Notes Receivable Financing	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$—	$—	$772,925
Transfers:
Transfers to Level 3	—	—	—	—	373,042	373,042
Computershare Acquisition (Note 3)	—	—	—	125,168		125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(17,644)	—	(17,644)
Other income(A)	6,714	(898)	9,888	—	—	15,704
Purchases, Issuance Proceeds and Repayments:
Issuance proceeds	—	—	858,828	—	—	858,828
Payments	(45,250)	—	(324,062)	—	—	(369,312)
Other	—	—	(1,272)	—	—	(1,272)
Balance at September 30, 2024	$197,234	$217,259	$862,380	$107,524	$373,042	$1,757,439
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

See Note 21 in the Company’s Amended 2023 Form 10-K/A for a listing of criteria used to determine the significant inputs for each asset class.

Excess MSRs, MSRs and MSR Financing Receivables and Excess Spread Financing Valuation

Fair value estimates of Rithm Capital’s MSRs and related excess spread financing and excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of MSRs on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the ranges and weighted averages of inputs used as of September 30, 2024:

Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs Directly Held	0.0% – 13.3% (7.8%)	0.0% – 14.7% (5.0%)	0.0% – 91.2% (56.6%)	7 – 32 (21)	11 – 23 (19)

MSRs, MSR Financing Receivables, Excess Spread Financing:
Agency	2.5% – 99.4% (7.3%)	0.0% – 100.0% (1.9%)	7.6% – 21.9% (16.5%)	2 – 159 (28)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (9.5%)	0.0% – 100.0% (24.8%)	0.0% – 15.8% (1.8%)	1 – 156 (45)	0 – 58 (21)
Ginnie Mae	2.1% – 78.5% (9.7%)	0.0% – 100.0% (9.4%)	8.0% – 26.1% (24.9%)	8 – 154 (46)	0 – 42 (26)
Total/Weighted Average—MSRs, MSR Financing Receivables, Excess Spread Financing	1.8% – 100.0% (8.2%)	0.0% – 100.0% (6.1%)	0.0% – 26.1% (20.0%)	1 – 159 (34)	0 – 58 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of September 30, 2024, weighted average costs of subservicing of $6.87 (range of $6.84 – $6.94) per loan per month was used to value the Agency MSRs. Weighted average costs of subservicing of $9.71 (range of $8.65 – $11.52) per loan per month was used to value the Non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $8.23 per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 95 bps.

As of September 30, 2024, a weighted average discount rate of 8.8% (range of 8.5% – 9.0%) was used to value Rithm Capital’s Excess MSRs. As of September 30, 2024, a weighted average discount rate of 8.8% (range of 8.5% – 10.3%) was used to value Rithm Capital’s MSRs, MSR financing receivables and excess spread financing.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Agency MSRs, owned as of September 30, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2024	$5,767,835
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,265,455	$6,006,434	$5,547,521	$5,343,621
Change in Estimated Fair Value:
Amount	$497,620	$238,599	$(220,314)	$(424,214)
Percentage	8.6%	4.1%	(3.8)%	(7.4)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,091,779	$5,907,778	$5,638,897	$5,521,963
Change in Estimated Fair Value:
Amount	$323,944	$139,943	$(128,938)	$(245,872)
Percentage	5.6%	2.4%	(2.2)%	(4.3)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,814,988	$5,776,130	$5,759,303	$5,750,635
Change in Estimated Fair Value:
Amount	$47,153	$8,295	$(8,532)	$(17,200)
Percentage	0.8%	0.1%	(0.1)%	(0.3)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$5,696,242	$5,732,039	$5,803,631	$5,839,427
Change in Estimated Fair Value:
Amount	$(71,593)	$(35,796)	$35,796	$71,592
Percentage	(1.2)%	(0.6)%	0.6%	1.2%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2024	$818,978
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$897,886	$856,713	$784,295	$752,331
Change in Estimated Fair Value:
Amount	$78,908	$37,735	$(34,683)	$(66,647)
Percentage	9.6%	4.6%	(4.2)%	(8.1)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$868,833	$843,064	$796,317	$775,039
Change in Estimated Fair Value:
Amount	$49,855	$24,086	$(22,661)	$(43,939)
Percentage	6.1%	2.9%	(2.8)%	(5.4)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$821,809	$820,025	$818,054	$816,107
Change in Estimated Fair Value:
Amount	$2,831	$1,047	$(924)	$(2,871)
Percentage	0.3%	0.1%	(0.1)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$817,035	$818,007	$819,950	$820,921
Change in Estimated Fair Value:
Amount	$(1,943)	$(971)	$972	$1,943
Percentage	(0.2)%	(0.1)%	0.1%	0.2%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of September 30, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2024	$2,714,176
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,942,070	$2,823,133	$2,612,046	$2,518,097
Change in Estimated Fair Value:
Amount	$227,894	$108,957	$(102,130)	$(196,079)
Percentage	8.4%	4.0%	(3.8)%	(7.2)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,860,583	$2,782,842	$2,650,936	$2,594,258
Change in Estimated Fair Value:
Amount	$146,407	$68,666	$(63,240)	$(119,918)
Percentage	5.4%	2.5%	(2.3)%	(4.4)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,752,014	$2,732,677	$2,694,399	$2,675,564
Change in Estimated Fair Value:
Amount	$37,838	$18,501	$(19,777)	$(38,612)
Percentage	1.4%	0.7%	(0.7)%	(1.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$2,652,488	$2,682,966	$2,743,924	$2,774,402
Change in Estimated Fair Value:
Amount	$(61,688)	$(31,210)	$29,748	$60,226
Percentage	(2.3)%	(1.1)%	1.1%	2.2%

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

Servicer Advance Investments Valuation

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs, as of September 30, 2024:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)		Discount Rate	Collateral Weighted Average Maturity (Years)(C)
Servicer advance investments	2.4%	5.0%	19.7%	19.9	bps	6.2%	21.2
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 3.0 bps which represents the amount Rithm Capital paid its servicers as a monthly servicing fee.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Real Estate and Other Securities Valuation

Rithm Capital’s real estate and other securities valuation methodology and results are detailed below. Treasury securities are valued using market-based prices published by the US Department of the Treasury and are classified as Level 1. The table below is as of September 30, 2024:

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
Government-backed securities(C)	$6,816,127	$6,650,778	$6,812,900	$—	$6,812,900	2
CLOs(D)	277,100	268,750	210,383	65,388	275,771	2 & 3
Non-agency and other securities(D)	9,177,737	538,211	555,406	24,311	579,717	3
	$16,270,964	$7,457,739	$7,578,689	$89,699	$7,668,388
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

For 86.9% of Non-Agency securities, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of Non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
Non-Agency	$503,651	4.5% – 20.0% (6.8%)	0.0% – 20.0% (6.8%)	0.0% – 1.5% (0.5%)	25.0% – 50.0% (32.0%)
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of September 30, 2024:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$18,239	8.0% – 8.6% (8.1%)	0.1% – 3.4% (0.8%)	0.4% – 3.7% (1.5%)	26.9% – 38.4% (30.5%)

Non-Performing Loans	Fair Value	Discount Rate	Annual change in home prices	CDR	Current Value of Underlying Properties
Acquired loans	$10,092	8.6% - 9.0% (8.6%)	5.9% - 17.3% (6.8%)	1.9% - 2.4% (2.3%)	245.6% - 446.9% (262.1%)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing residential mortgage loans HFI, at fair value classified as Level 3 as of September 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential mortgage loans HFI, at fair value	$378,032	8.0% – 9.0% (8.1%)	0.1% – 0.8% (0.5%)	0.4% – 3.7% (2.2%)	13.1% – 38.4% (32.0%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Consumer Loans Valuation

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing consumer loans HFI, at fair value classified as Level 3 as of September 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
SpringCastle	$231,039	9.2% – 10.2% (9.4%)	12.1% – 37.6% (14.5%)	2.6% – 8.5% (5.1%)	72.8% – 100.0% (93.3%)
Marcus	574,538	7.3% - 10.1% (7.4%)	3.2% - 22.1% (19.0%)	8.0% - 50.0% (14.7%)	75.0%
Consumer Loans, HFI, at Fair Falue	$805,577

Mortgage Loans Receivable Valuation

Rithm Capital classifies certain mortgage loans receivable as Level 3 in the fair value hierarchy. Performing originated mortgage loans are valued using (i) a market-based approach by utilizing the fair value of securities backed by similar loans adjusted for certain factors to approximate the fair value of a whole loan or (ii) current commitments to acquire the loans. Non-performing loan liquidation cash flows are derived based on the estimated value of the collateral, estimated recoveries and costs, and estimated time to liquidate the asset. Acquired mortgage loans receivable are valued using internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). The following table summarizes certain information regarding the weighted averages of inputs used in valuing mortgage loans receivable, at fair value classified as Level 3 as of September 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired mortgage loans receivable	$36,593	10.0%	0.0%	1.8% – 2.5% (2.0%)	25.0%
Originated mortgage loans receivable	1,833,259	8.3%	N/A	N/A	N/A
Mortgage Loans Receivable, at Fair Value	$1,869,852

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs as of September 30, 2024:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (Bps)
IRLCs, net	$32,122	0.0% – 100.0% (81.8%)	8.1 – 362.3 (266.0)

Asset-Backed Securities Issued

As of September 30, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined below in Note 20) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
in the SCFT 2020-A securitization. Rithm Capital elected the fair value option for the securities and valued them consistently with Non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued as of September 30, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Asset-backed securities issued	$197,234	5.1%	14.5%	5.1%	93.3%

Notes Receivable, Notes Receivable Financing and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes receivable, notes receivable financing and loans receivable. Due to the fact that the fair value of Rithm Capital’s notes receivable, notes receivable financing, and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

Future cash flows are generally estimated using contractual economic terms, as well as significant unobservable inputs, such as the underlying collateral performance. Other significant unobservable inputs include discount rates which estimate the market participants’ required rates of return.

The following table summarizes certain information regarding the carrying value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing and loans receivable as of September 30, 2024:

	Fair Value	Discount Rate
Notes receivable	$384,126	8.1%
Loans receivable	29,114	25.0%
Total	$413,240

Notes receivable financing	$373,042	4.8%
Total	$373,042

Equity Investments at Fair Value

Rithm Capital’s 70% equity investment in a credit risk transfer LLC is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of September 30, 2024, the fair value of the investment was $194.5 million. As the discount rate of 11.0% used to estimate the fair value of the investment is a significant unobservable input, this investment is classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of September 30, 2024:

Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$229,988	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	120,635	None(C)	N/A
Total	$350,623

(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$172.2 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of September 30, 2024, the structured alternative investment solution had unfunded commitments of $57.5 million related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

Notes payable of the structured alternative investment solution of $217.3 million as of September 30, 2024, are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated CFEs based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. Notes payable of consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations.

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

The securitized residential mortgage loans and mortgage loans receivable, which are assets of the consolidated CFEs, are included in investments, at fair value and other assets, on the Company’s consolidated balance sheets. The notes issued by the consolidated CFEs are included in rotes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2. The table below is as of September 30, 2024:

Loan Securitizations	Investments at Fair Value	Notes Payable at Fair Value
Residential mortgage loans	$2,956,663	$2,520,164

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital classifies securitized mortgage loans receivable as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-agency securities described above. The following table summarizes the inputs used in valuing the notes payable as of September 30, 2024:

Loan securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread	Prepayment Rate(A)	CDR(B)	Loss Severity(C)
Mortgage loans receivable	$916,906	$862,380	1.8% - 20.7% (3.1%)	8.0%	0.8%	10.0%
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

At September 30, 2024, assets measured at fair value on a nonrecurring basis were $76.1 million. The $76.1 million of assets include approximately $69.9 million of residential mortgage loans HFS and $6.2 million of REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs used in valuing these residential mortgage loans as of September 30, 2024:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
Performing loans	$53,007	7.0% – 8.6% (7.9%)	5.3 – 8.9 (5.4)	0.1% – 3.4% (0.3%)	0.4% – 6.3% (0.9%)	20.9% – 38.4% (27.9%)
Non-performing loans	16,932	8.6% – 9.5% (9.1%)	5.8 – 8.9 (6.7)	0.5% – 3.4% (1.3%)	1.9% – 8.8% (4.7%)	13.1% – 26.9% (21.2%)
Total	$69,939
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10% – 25% (weighted average of 23%), depending on the information available to the broker.

The total change in the recorded value of assets for which a fair value adjustment has been included in the consolidated statements of operations for the nine months ended September 30, 2024, consists of a reversal of valuation allowance of $5.0 million for residential mortgage loans and a valuation allowance of $0.4 million for REO.

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

Consolidated VIEs

The assets of consolidated VIEs may only be used to settle obligations of these entities. There is no recourse to Rithm Capital Corp. for the consolidated VIEs’ liabilities.

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of September 30, 2024. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

Newrez Mortgage Participant LLC, Newrez Mortgage Participant II LLC, NPF Trust EBO I, Newrez Trust II and subsequently, Newrez Trust III were formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Newrez’s residential mortgage loans HFS (“MLHFS PC”). These facilities transfer the MLHFS PC in exchange for cash. Newrez is the primary beneficiary of the VIE and therefore consolidates the SPE. The transferred MLHFS PC is classified on the consolidated balance sheets as residential mortgage loans, HFS and the related warehouse credit facility liabilities as part of secured financing agreements. Newrez retains the risks and benefits associated with the assets transferred to the SPEs. As of September 30, 2024, Newrez Mortgage Participant LLC was terminated.

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day SOFR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third-party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full or (iii) a repurchase triggering event. The Company is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. As of April 30, 2024, 2021-1 Securitization Facility was terminated.

In August 2022, Rithm Capital sponsored a securitization of mortgage loans (the “2022-SFR2 Securitization”) secured by certain single family rental properties owned by the Company (the “2022-SFR2 Properties”). The Company retained the most subordinate tranche trust certificate issued by 2022-SFR2 Securitization, classified as a VIE. During the third quarter of 2024, a related party of the Company, Adoor Property Management LLC (“APM”), became the property manager of the 2022-SFR2 Properties. Upon this reconsideration event, the Company reassessed its consolidation conclusion and concluded that it was now the primary beneficiary of 2022-SFR2 Securitization, as it has power to direct the activities that most significantly impact the 2022-SFR2 Securitization’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. As a result, the Company consolidated 2022-SFR2 Securitization during the third quarter of 2024.

Consumer Loan Companies

Rithm Capital owns a 100% interest in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”) that are classified as VIEs. The Company is the primary beneficiary and consolidates the Consumer Loan Companies.

On September 25, 2020, the Company sponsored a securitization of a portfolio of consumer loans which issued $663.0 million of asset-backed notes (“SCFT 2020-A”). Rithm Capital retained a residual interest of securitized loans for risk retention purposes. The Company is the primary beneficiary of SCFT 2020-A, classified as a VIE, and therefore consolidates it, as it has power to redeem the notes issued by SCFT 2020-A and liquidate the structure at any time and has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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
Commercial Investments

Rithm Capital has investments in various commercial real estate entities classified as VIEs and held through wholly-owned subsidiaries. The Company has a controlling financial interest in these VIEs as it holds substantially all of the economic interests in such VIEs. The Company is the primary beneficiary and consolidates such VIEs.

Consolidated CFEs

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

As of September 30, 2024, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, mortgage loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $891.1 million and an aggregate principal limit of approximately $1.1 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds securities for risk retention purposes. The Company is not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in Realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $18.7 million of notes held at fair value.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of September 30, 2024, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.5 billion. Rithm’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of September 30, 2024, the consolidated notes payable due to third parties had a fair value of $217.3 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2025. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of September 30, 2024, the consolidated funds have not drawn on the facility.

See Notes 18 and 19 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Sculptor Loan Financing Partners	Commercial Investments	Consolidated CFEs(A)			Total
							Loan Securitizations - Mortgage Loans Receivable	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
September 30, 2024
Assets:
Servicer advance investments, at fair value	$341,304	$—	$—	—	$—	$—	$—	$—	$—	$341,304
Residential mortgage loans, HFS, at fair value	—	—	378,707	—	—	—	—	—	—	378,707
Consumer loans	—	—	—	231,039	—	—	—	—	—	231,039
Assets of consolidated CFEs - investments	—	—	—	—	—	—	916,906	2,956,663	350,623	4,224,192
Cash and cash equivalents	5,153	21,762	—	—	4	492	—	—	—	27,411
Restricted cash	7,610	—	5,864	6,098	—	—	14,104	28,101	15,135	76,912
Other assets	1,929	456	—	11,332	64,939	45,973	33,457	—	428	158,514
Total Assets	$355,996	$22,218	$384,571	$248,469	$64,943	$46,465	$964,467	$2,984,764	$366,186	$5,438,079
Liabilities:
Secured financing agreements	—	—	295,790	—	—	—	—	—	—	295,790
Secured notes and bonds payable	259,451	—	—	197,234	—	—	—	—	—	456,685
Notes payable of consolidated CFEs	—	—	—	—	—	—	862,380	2,520,164	217,259	3,599,803
Accrued expenses and other liabilities	3,994	3,258	—	44	288	1,251	1,029	28,435	8,191	46,490
Total Liabilities	$263,445	$3,258	$295,790	$197,278	$288	$1,251	$863,409	$2,548,599	$225,450	$4,398,768

December 31, 2023
Assets:
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, HFS, at fair value	—	—	1,112,097	—	—	—	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	—	—	—	285,632
Assets of consolidated CFEs - investments	—	—	—	—	—	—	353,594	3,038,587	321,856	3,714,037
Cash and cash equivalents	5,381	18,159	—	—	—	—	—	—	8,213	31,753
Restricted cash	8,273	—	6,113	6,301	—	—	7,572	6,263	9,800	44,322
Other assets	9	688	—	4,325	—	—	4,532	—	1,060	10,614
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$—	$—	$365,698	$3,044,850	$340,929	$5,566,258
Liabilities:
Secured financing agreements	—	—	996,845	—	—	—	—	—	—	996,845
Secured notes and bonds payable	274,404	—	—	235,770	—	—	—	—	—	510,174
Notes payable of consolidated CFEs	—	—	—	—	—	—	318,998	2,618,082	218,157	3,155,237
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	—	—	371	6,263	1,763	20,132
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$—	$—	$319,369	$2,624,345	$219,920	$4,682,388
(A)Reflect assets of consolidated CFEs - investments, at fair value and other assets and liabilities of consolidated CFEs - notes payable, at fair value and other liabilities on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Non-Consolidated VIEs

The Company transfers residential mortgage loans to securitization trusts, classified as VIEs and retains the right to service the transferred loans. The Company also retains interest in such VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs as it is not considered the primary beneficiary. The following table summarizes the carrying value of notes issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. The retained notes are presented as Non-Agency RMBS, at fair value within other assets on the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Residential mortgage loan UPB and other collateral	$8,153,399	$8,237,692
Weighted average delinquency(A)	5.0%	5.3%
Net credit losses	160,824	162,061
Face amount of debt held by third parties	7,531,381	7,596,408

Carrying value of bonds retained by Rithm Capital(B)(C)	$545,172	$543,447
Year to date cash flows received by Rithm Capital on these bonds	68,421	91,401
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

The following table summarizes the Company’s involvement, through Sculptor, with VIEs that are not consolidated and is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 25.

	September 30, 2024	December 31, 2023
Maximum Risk of Loss as a Result of the Company’s Involvement with Unconsolidated VIEs:
Unearned income and fees	$21,755	$37,468
Income and fees receivable	14,902	43,250
Investments	553,638	533,026
Unfunded commitments(A)	202,255	207,575
Other commitments	25,057	—
Maximum Exposure to Loss	$817,607	$821,319
(A)Includes commitments from certain current and former employees and executive managing directors in the amounts of $122.2 million and $97.5 million as of September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 25 regarding certain guarantees provided in connection with the investments. These investments are presented as part of equity investments within other assets on the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Carrying value of commercial real estate held within unconsolidated VIEs	$167,487	$66,652
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	49,289	29,210

The Company holds a 70% membership interest in a credit risk transfer LLC, a VIE that holds exposures in warehouse lines collateralized by residential mortgage loans. The Company does not have power to make significant decisions unilaterally over the VIE; therefore, it is not the primary beneficiary and does not consolidate the VIE. The following table summarizes the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
carrying value of the Company’s membership interest, which reflects the Company’s maximum exposure to loss. This equity investment is presented within other assets on the consolidated balance sheets:

	September 30, 2024	December 31, 2023
Membership interest in unconsolidated VIEs	$194,450	$—

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 14), the Newrez Joint Ventures, consumer loans (Note 8), Sculptor investments, excess MSRs and commercial investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2024			December 31, 2023
	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$92,551	10.7%	$9,896	$104,458	10.7%	$11,157
Newrez Joint Ventures	18,960	49.5%	9,385	16,607	49.5%	8,220
Consumer Loan Companies(A)	51,191	—%	—	72,361	46.5%	33,748
Excess MSRs	139,519	20.0%	27,904	—	—%	—
Commercial Investments	45,214	10.0%	4,521	—	—%	—
Asset Management	760,373	n/m(B)	43,161	673,523	n/m(B)	40,971

Others’ interests in the net income (loss) is computed as follows:

	Three Months Ended September 30,
	2024			2023
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$(9,584)	10.7%	$(1,026)	$13,229	10.7%	$1,414
Newrez Joint Ventures	1,712	49.5%	847	544	49.5%	269
Consumer Loan Companies(A)	2,991	—%	—	6,806	46.5%	3,165
Excess MSRs	(547)	20.0%	(109)	—	—%	—
Commercial Investments	120	10.0%	12	—	—%	—
Asset Management	(2,538)	n/m(B)	2,115	—	—%	—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Nine Months Ended September 30,
	2024			2023
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)		Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$(1,212)	10.7%	$(131)	$19,786		10.7%	$2,113
Newrez Joint Ventures	3,874	49.5%	1,918	1,238		49.5%	613
Consumer Loan Companies(A)	(2,136)	46.5%	(2,384)	16,582		46.5%	7,711
Excess MSRs	22,635	20.0%	4,527	—	0	—%	—
Commercial Investments	120	10.0%	12	—		—%	—
Asset Management	(2,551)	n/m(B)	4,310	—		—%	—
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from Blackstone for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
(B)Percentage in the table above deemed “n/m” are not meaningful. Noncontrolling interests related to Sculptor represents the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by Sculptor employees in real estate funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits expense on the consolidated statements of operations and therefore excluded in the calculation of noncontrolling interests.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Revenues consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Property and maintenance	$30,281	$33,952	$92,617	$100,707
Rental	19,348	18,297	57,216	54,163
Other	7,583	8,070	22,227	22,802
Total Other Revenues	$57,212	$60,319	$172,060	$177,672

General and Administrative expenses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Legal and professional	$17,521	$35,348	$65,951	$65,447
Loan origination	19,726	11,929	52,702	33,280
Occupancy	15,968	13,004	49,250	40,981
Subservicing	16,905	31,483	54,023	109,370
Loan servicing	2,948	5,597	12,041	11,827
Property and maintenance	31,717	25,480	94,003	73,450
Information technology	48,367	36,034	137,568	111,698
Other	54,894	31,816	146,825	94,035
Total General and Administrative Expenses	$208,046	$190,691	$612,363	$540,088

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate and other securities	$364,568	$(315,612)	$173,626	$(354,339)
Residential mortgage loans and REO	12,569	(12,437)	38,718	(4,463)
Derivative and hedging instruments	33,447	194,593	76,293	259,539
Notes and bonds payable	(21,343)	3,840	(7,834)	5,889
Consolidated CFEs(A)	39,284	9,519	89,081	(5,198)
Other(B)	(15,572)	5,948	(16,546)	(4,950)
Realized and unrealized gains (losses), net	$412,953	$(114,149)	$353,338	$(103,522)
Other income (loss), net	(3,432)	6,888	23,536	(66,176)
Total Other Income (Loss)	$409,521	$(107,261)	$376,874	$(169,698)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, mortgage loans receivable and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues earned primarily by Sculptor:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Management fees	$57,487	$174,477
Incentive income	23,552	86,946
Other asset management income	—	4,909
Total Asset Management Revenues	$81,039	$266,332

The following table presents the composition of the Company’s income and fees receivable primarily through Sculptor:

	September 30, 2024	December 31, 2023
Management fees receivable	$25,432	$23,757
Incentive income receivable	7,958	35,377
Total Income and Fees Receivable	$33,390	$59,134

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

The following table presents the Company’s unearned income and fees primarily through Sculptor:

	September 30, 2024	December 31, 2023
Unearned management fees	$972	$1
Unearned incentive income	20,783	37,467
Total Unearned Income and Fees	$21,755	$37,468

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

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the nine months ended September 30, 2024, $6.1 million shares of common stock were issued under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements During the nine months ended September 30, 2024, the Company did not repurchase any shares of its common stock or its preferred stock.

On September 26, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes preferred shares:

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023	2024	2023
Series A, issued July 2019(C)(E)	6,200,000	6,200,000	$155,002	3.15%	$149,822	$0.71	$0.47	$1.65	$1.41
Series B, issued August 2019(C)(E)	11,261,000	11,261,000	281,518	3.15%	272,654	0.70	0.45	1.59	1.34
Series C, 6.375% issued February 2020(C)	15,903,000	15,903,000	397,584	3.15%	385,289	0.40	0.40	1.20	1.20
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	3.15%	449,489	0.44	0.44	1.31	1.31
Total	51,964,000	51,964,000	$1,299,104		$1,257,254	$2.25	$1.76	$5.75	$5.26
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.
(E)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the third quarter 2024 dividend, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a floating rate of a three-month LIBOR plus a spread of 5.802%, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a floating rate of a three-month LIBOR plus a spread of 5.640%.

On September 20, 2024, Rithm Capital’s board of directors declared third quarter 2024 preferred dividends of approximately $0.71 per share of Series A, $0.70 per share of Series B, $0.40 per share of Series C and $0.44 per share of the Series D cumulative redeemable preferred stock, or approximately $4.4 million, $7.9 million, $6.3 million and $8.1 million, respectively.

Common dividends have been declared as follows:

Declaration Date	Payment Date	Per Share	Total Amounts Distributed (millions)
		Quarterly Dividend
June 23, 2023	July 2023	$0.25	$120.8
September 14, 2023	October 2023	$0.25	$120.8
December 12, 2023	January 2024	$0.25	$120.8
March 20, 2024	April 2024	$0.25	$120.9
June 18, 2024	July 2024	$0.25	$122.4
September 20, 2024	November 2024	$0.25	$129.9

Options

Prior to the Internalization, the Company issued options (i) to the Former Manager and (ii) as initial one-time grants relating to 1,000 shares of the Company’s Common Stock as compensation to each new director. These options were issued pursuant to Rithm Capital’s Amended and Restated Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, was amended and restated as of November 4, 2014 and as of February 16, 2023, and expired by its terms on April 29, 2023, (the “2013 Plan”). Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
settle options in shares of common stock. Any stock-based awards, including options, issued under the 2013 Plan continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards.

The following table summarizes outstanding options as of September 30, 2024. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock in the quarter ended September 30, 2024, was $11.35 per share:

Recipient	Date of Grant/ Exercise(A)	Number of Unexercised Options	Options Exercisable as of September 30, 2024	Weighted Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of September 30, 2024
Independent Directors	Various	2,000	2,000	$10.70	$1
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Former Manager	2021	7,050,335	7,050,335	9.38	13,912
Outstanding		21,473,990	21,473,990
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.

There was no activity related to options during the three and nine months ended September 30, 2024. There were 21,473,990 options outstanding as of September 30, 2024 and December 31, 2023.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$123,581	$221,191	$649,585	$697,825
Noncontrolling interests in income of consolidated subsidiaries	1,839	4,848	8,252	10,437
Dividends on preferred stock	24,718	22,394	69,508	67,184
Net Income Attributable to Common Stockholders	$97,024	$193,949	$571,825	$620,204

Basic weighted average shares of common stock outstanding	491,362,857	483,214,061	487,155,900	481,503,762
Effect of Dilutive Securities:(A)(B)
Stock options	1,239,374	363,779	1,073,199	120,828
Common stock purchase warrants	—	—	—	1,484,737
Restricted stock	140,547	180,686	178,701	224,350
Time-based restricted stock unit awards	1,817,896	278,951	1,375,982	92,651
Performance-based restricted stock unit awards	1,633,437	312,811	1,179,634	103,899
Time vesting Class B Profits Units(A)(B)	245,439	—	126,893	—
Performance vesting Class B Profits Units(A)(B)	361,137	—	167,817	—
Diluted Weighted Average Shares of Common Stock Outstanding	496,800,687	484,350,288	491,258,126	483,530,227

Basic Earnings per Share Attributable to Common Stockholders	$0.20	$0.40	$1.17	$1.29
Diluted Earnings per Share Attributable to Common Stockholders	$0.20	$0.40	$1.16	$1.28
(A)Certain stock options and common stock purchase warrants that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the periods where they were out-of-the-money or a loss has been recorded, because they would have been anti-dilutive for the period presented. There were no anti-dilutive common stock purchase warrants for all periods presented.
(B)Awards related to stock-based compensation were included to the extent dilutive and issuable under the relevant time and/or performance measures.

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current:
Federal	$(310)	$5,014	$1,440	$5,030
State and local	(412)	185	2,115	306
Foreign	2,327	—	6,030	—
Total current income tax expense (benefit)	1,605	5,199	9,585	5,336
Deferred:
Federal	(72,709)	41,759	42,963	75,822
State and local	(5,818)	5,627	14,117	11,151
Foreign	(1,511)	—	(38)	—
Total deferred income tax expense (benefit)	(80,038)	47,386	57,042	86,973
Total Income Tax Expense (Benefit)	$(78,433)	$52,585	$66,627	$92,309

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

As of September 30, 2024, Rithm Capital recorded a net deferred tax liability of $587.8 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, offset by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

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

Capital Commitments — As of September 30, 2024, Rithm Capital had outstanding capital commitments related to investments in the following investment types (also refer to Note 5 for MSR investment commitments):

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of September 30, 2024, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $49.6 million and $2.4 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $155.4 million of unfunded and available revolving credit privileges as of September 30, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — On June 21, 2023, Crowne Property Acquisitions, LLC, a wholly-owned subsidiary of Rithm Capital, executed a purchase and sales agreement with Lennar Homes of Texas Land and Construction, LTD., a subsidiary of Lennar Corporation, to purchase 371 SFR properties, which shall be delivered in phased takedowns, at an estimated aggregate purchase price of $95.6 million, which is payable subject to the phased takedown schedule. The purchased homes are currently under construction, and all of the homes are expected to be delivered by the end of the fourth quarter of 2024. Through September 30, 2024, 356 SFR properties have been delivered to Rithm Capital pursuant to this arrangement.

On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the second quarter of 2025. As of September 30, 2024, $46.6 million of the aggregate purchase price remains outstanding.

•Mortgage Loans Receivable — Genesis and Rithm Capital had commitments to fund up to $984.2 million and $1.4 million, respectively, of additional advances on existing mortgage loans as of September 30, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of September 30, 2024, the Company has an unfunded capital commitment to fund up to $85.5 million on an existing loan to a certain commercial real estate borrower.

•Fund Commitments — The Company has unfunded capital commitments of $246.3 million to certain funds Sculptor manages, of which $76.9 million relates to commitments of consolidated funds. The remaining $169.3 million relates to commitments of the Company to unconsolidated funds. Approximately $137.3 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 6 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At September 30, 2024, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Loan Agreement
In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a remaining term of approximately 22 months unless otherwise extended with the entity. This loan is included in mortgage loans receivable, at fair value on Rithm Capital’s consolidated balance sheets.

SFR Property Management Agreement
In January 2024, Rithm Capital entered into a property management agreement with APM, an entity in which the Company has an ownership interest, to manage certain of the Company’s SFR properties. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Refer to Note 20 for additional details on the 2022-SFR2 Securitization.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees
The Company earns substantially all of its management fees and incentive income from the funds, which are considered related parties as Sculptor manages the operations of and makes investment decisions for these funds.

As of September 30, 2024, approximately $1.3 billion of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of September 30, 2024, approximately 72.5% of these AUM were not charged management or incentive fees.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Transactions with Great Ajax
In connection with the transaction with Great Ajax, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into the Great Ajax Management Agreement to serve as Great Ajax’s external manager, and Rithm Capital acquired 2.9 million shares of Great Ajax common stock for a purchase price of $14 million, equal to 6.4% of shares of Great Ajax common stock outstanding as of September 30, 2024, pursuant to the terms of a stock purchase agreement. In addition, during the second quarter (prior to the close of the transaction with Great Ajax), Great Ajax issued five-year warrants to Rithm Capital, exercisable for approximately 3.3 million shares of Great Ajax’s common stock.

Pursuant to the Great Ajax Management Agreement, RCM Manager implements and manages Great Ajax’s business strategy, investment activities and day-to-day operations subject to oversight by Great Ajax’s board of directors. Additionally, the Company’s Chief Executive Officer currently serves as Great Ajax’s Interim Chief Executive Officer and a member of the board of directors of Great Ajax. The Company’s Chief Executive Officer does not receive any compensation from Great Ajax for his role either as Interim Chief Executive Officer or a member of the board of directors.

During the first quarter of 2024 (prior to the closing of the transaction with Great Ajax), the Company acquired a pool of performing and non-performing residential mortgage loans with an UPB of $245.3 million from Great Ajax.

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Great Ajax, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Great Ajax, which were previously serviced by an affiliate of Great Ajax. For loans held directly by Great Ajax, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Great Ajax for REO assets. For the servicing of the loans in the securitization trusts sponsored by Great Ajax, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of September 30, 2024, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Great Ajax was approximately $34.1 million.

Other Commitments
The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

27. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to September 30, 2024, through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A, “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and Part I, Item 1A, “Risk Factors” of our Amended 2023 Form 10-K/A.

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

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case, that provides investors with attractive risk-adjusted returns. Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy also involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. We operate our asset management business primarily through our wholly-owned subsidiary, Sculptor and its affiliates, acquired on November 17, 2023, and RCM Manager, which manages Great Ajax, a publicly traded mortgage REIT pursuant to a management agreement, dated June 11, 2024 (as may be amended, modified and/or supplemented from time to time, the “Great Ajax Management Agreement”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. For more information about our investment guidelines, see “Part I, Item 1. Business—Investment Guidelines” of our Amended 2023 Form 10-K/A.

As of September 30, 2024, we had approximately $42.3 billion in total assets and approximately $34.3 billion in assets under management (“AUM”).

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

$ in thousands, except per share amounts	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total equity	$7,751,409	$7,420,614	$7,243,372	$7,101,038	$7,267,963
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	94,867	94,021	93,820	94,096	59,907
Total equity attributable to common stock	$6,399,288	$6,069,339	$5,892,298	$5,749,688	$5,950,802

Common stock outstanding	519,732,422	489,732,422	483,477,713	483,226,239	483,214,061

Book Value per Common Share	$12.31	$12.39	$12.19	$11.90	$12.32

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Report for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS
Summary

The US economy expanded at a solid rate during the third quarter of 2024 as real gross domestic product (“GDP”) rose an annualized 2.8% following an average annualized increase of 2.3% in the first half of the year. The 10-year breakeven inflation rate from Treasury Inflation Protected Securities was 2.19% on September 30, 2024 versus 2.29% on June 30, 2024. The unemployment rate rose to 4.3% in July 2024 followed by a decline for two straight months through September 2024 with the rate of 4.1%. The labor market appeared solid during the third quarter with low levels of unemployment claims, job growth that outpaced new labor market entrants, and job openings that continued to exceed the number of unemployed job seekers.

Inflation

Although overall inflation rates were reduced by declining oil prices, progress towards lower underlying inflation has stalled in recent months. The 12-month increase in the core Consumer Price Index (“CPI”) was 3.3% in September and June 2024. Headline CPI price inflation in September 2024 stood at 2.4%, down from a 2024 high of 3.5% in March, as CPI energy prices declined 5.5% over the last six months.

Labor Markets

During the third quarter of 2024, job creation remained steady with an average payroll growth of 148,000 jobs per month versus an average of 147,000 jobs per month in the second quarter. The unemployment rate was unchanged at 4.1% in September compared to June. The balance between the supply of and demand for labor continued to gradually improve with the ratio of job openings to unemployed job seekers at 1.15 in September 2024 as compared to 1.21 in June. However, year-over-year wage growth picked up slightly to 3.9% in September 2024 from 3.8% in June 2024, indicating a still tight labor market.

Housing Market

Home sales remained at low levels in the third quarter of 2024 with total home sales (new and existing) in September reported at an annual rate of 4.58 million, showing little change from 4.57 million at the end of the second quarter, down from 4.77 million in 2023 and 5.72 million in 2022. Home price growth moderated further with the 12-month increase in the median resale price of an existing home at 3.0% in September 2024, which compares to 4.1% in June 2024.

The economic conditions discussed above influence our investment strategy and results. The Federal Open Market Committee cut the federal funds rate target range by 50 basis points on September 18, 2024, and further signaled that future interest rate adjustments are likely to be more gradual. The 30-year fixed mortgage rate was 6.08% at the end of the third quarter compared to 6.86% at the end of the second quarter.

The following table summarizes the change in US GDP estimates (annualized rate) according to the US Bureau of Economic Analysis:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Real GDP	2.8%	3.0%	1.6%	3.2%	4.4%

The following table summarizes the annualized US unemployment rate according to the US Department of Labor:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Unemployment rate	4.1%	4.1%	3.8%	3.7%	3.8%

The following table summarizes the annualized 10-year US Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
10-year US Treasury rate	3.8%	4.4%	4.2%	3.9%	4.6%
30-year fixed mortgage rate	6.1%	6.9%	6.8%	6.6%	7.3%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024; however, uncertainty related to market volatility, inflationary pressures causing the federal funds rate to remain elevated and various regional adversaries and uncertainties related to trade and fiscal policy given the November elections makes any estimates and assumptions as of September 30, 2024, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

CHANGES TO LIBOR

On March 5, 2021, Intercontinental Exchange Inc. (“ICE”) announced that ICE Benchmark Administration Limited, the administrator of the London Interbank Offered Rate (“LIBOR”), intended to stop publication of the majority of USD-LIBOR tenors (overnight, 1-, 3-, 6- and 12-month) on June 30, 2023. On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the US, the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for US dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by US Treasury (“Treasury”) securities and is based on directly observable US Treasury-backed repurchase transactions.

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

OUR PORTFOLIO

Our portfolio, as of September 30, 2024 and December 31, 2023, is composed of Origination and Servicing, our Investment Portfolio, Mortgage Loans Receivable and Asset Management, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Mortgage Loans Receivable	Asset Management	Corporate	Total
September 30, 2024
Investments	$11,207,008	$13,639,005	$1,869,852	$—	$—	$26,715,865
Cash and cash equivalents	1,122,013	324,338	32,208	146,601	14,379	1,639,539
Restricted cash	164,702	99,729	33,785	8,317	—	306,533
Other assets	4,370,883	3,851,676	127,277	811,085	5,830	9,166,751
Goodwill	24,376	5,092	55,731	46,658	—	131,857
Assets of consolidated CFEs(A)	—	2,984,763	964,469	366,185	—	4,315,417
Total Assets	$16,888,982	$20,904,603	$3,083,322	$1,378,846	$20,209	$42,275,962
Debt	$8,468,711	$14,586,168	$1,448,360	$433,317	$1,032,638	$25,969,194
Other liabilities	4,096,698	583,521	28,125	(40,294)	249,851	4,917,901
Liabilities of consolidated CFEs(A)	—	2,548,598	863,410	225,450	—	3,637,458
Total Liabilities	12,565,409	17,718,287	2,339,895	618,473	1,282,489	34,524,553
Total Equity	4,323,573	3,186,316	743,427	760,373	(1,262,280)	7,751,409
Noncontrolling interests in equity of consolidated subsidiaries	9,385	42,321	—	43,161	—	94,867
Total Rithm Capital stockholders’ equity	$4,314,188	$3,143,995	$743,427	$717,212	$(1,262,280)	$7,656,542
Investments in equity method investees	$24,948	$281,610	$6,970	$111,645	$—	$425,173
December 31, 2023
Investments	$9,413,923	$13,322,960	$1,879,319	$226,486	$—	$24,842,688
Debt	$6,920,310	$14,180,827	$1,537,008	$455,512	$546,818	$23,640,475
(A)Includes assets and liabilities of certain consolidated variable interest entities that meet the definition of collateralized financing entities (“CFEs”). The assets of the CFEs can only be used to settle obligations and liabilities of the CFEs for which creditors do not have recourse to Rithm Capital Corp.

Operating Investments

Origination and Servicing

Rithm Capital’s servicing and origination businesses operates through its wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”).

We have a multi-channel lending platform, offering purchase and refinance loan products. We originate loans through our Retail channel, offer purchase, refinance and closed end second opportunities to eligible existing servicing customers through our Direct to Consumer channel, and purchase originated loans through our Wholesale and Correspondent channels. We originate or purchase residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae; government-insured residential mortgage loans which are insured by the Federal Housing Administration (“FHA”), the Department of Veterans Affairs and the US Department of Agriculture; RMBS and other securities that are issued by either public trusts or private label securitization entities (“Non-Agency” securities); and non-qualified residential mortgage loans (“Non-QM”) through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of agency residential mortgage loans issued by the GSEs or Ginnie Mae (“Agency” securities). We originate closed end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage.

Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Shellpoint Mortgage Servicing (“SMS”), our special servicing division, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of September 30, 2024, the performing loan servicing division serviced $510.3 billion unpaid principal balance (“UPB”) of loans, and SMS serviced $244.4 billion UPB of loans, for a total servicing portfolio of $754.7 billion UPB, an increase of $13.1 billion from the prior quarter. The increase was primarily attributable to new client acquisition and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	Unpaid Principal Balance
	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2024	% of Total	June 30, 2024	% of Total	September 30, 2024	% of Total	September 30, 2023	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,219	8%	$725	5%	$2,614	6%	$1,520	5%	$494	$1,094
Retail / Joint Venture	861	5%	1,178	8%	3,224	8%	4,881	17%	(317)	(1,657)
Wholesale	2,023	13%	1,745	12%	4,866	12%	3,846	14%	278	1,020
Correspondent	11,783	74%	10,972	75%	30,622	74%	17,733	64%	811	12,889
Total Production by Channel	$15,886	100%	$14,620	100%	$41,326	100%	$27,980	100%	$1,266	$13,346

Production by Product:
Agency	$9,690	61%	$8,275	58%	$23,211	56%	$15,135	54%	$1,415	$8,076
Government	5,634	35%	5,757	39%	16,587	40%	11,922	43%	(123)	4,665
Non-QM	270	2%	333	2%	789	2%	383	1%	(63)	406
Non-Agency	52	—%	69	—%	165	1%	196	1%	(17)	(31)
Other	240	2%	186	1%	574	1%	344	1%	54	230
Total Production by Product	$15,886	100%	$14,620	100%	$41,326	100%	$27,980	100%	$1,266	$13,346

% Purchase	81%		87%		84%		87%
% Refinance	19%		13%		16%		13%

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Gain on originated residential mortgage loans, HFS, net(A)(B)(C)(D)	$178,307	$153,330	$472,307	$373,796	$24,977	$98,511

Pull through adjusted lock volume	$15,831,528	$15,271,900	$42,809,716	$28,046,269	$559,628	$14,763,447

Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	2.61%	3.71%	3.18%	3.85%
Retail / Joint Venture	3.61%	3.71%	3.65%	3.48%
Wholesale	1.44%	1.23%	1.34%	1.41%
Correspondent	0.56%	0.42%	0.50%	0.50%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.13%	1.00%	1.10%	1.34%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $289.0 million and $233.8 million for the three months ended September 30, 2024 and June 30, 2024, respectively. Includes loan origination fees of $700.4 million and $268.8 million for the nine months ended September 30, 2024 and 2023, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net increased $25.0 million to $178.3 million for the three months ended September 30, 2024, compared to the three months ended June 30, 2024. The increase is attributable to an increase in pull through adjusted lock volume due to higher refinance activity as interest rates moved lower during the quarter. Refinance originations comprised 19% of funded loans for the three months ended September 30, 2024, higher than 13% for the three months ended June 30, 2024. Total gain on originated residential mortgage loans, HFS, net increased $98.5 million to $472.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase is attributable to an increase in pull through adjusted lock volume primarily driven by increased production volume in the Correspondent channel. Refinance originations comprised 16% of funded loans for the nine months ended September 30, 2024, higher than 13% for the nine months ended September 30, 2023, due to higher refinance activity as interest rates moved lower during the third quarter of 2024.

For the three months ended September 30, 2024, funded loan origination volume was $15.9 billion, up from $14.6 billion in the prior quarter. Gain on sale margin for the three months ended September 30, 2024, was 1.13%, 13 bps higher than the 1.00% for the prior quarter, primarily due to higher margin Direct to Consumer originations and improvements in Correspondent and Wholesale margins. For the nine months ended September 30, 2024, funded loan origination volume was $41.3 billion, up from $28.0 billion compared to the nine months ended September 30, 2023. Gain on sale margin for the nine months ended September 30, 2024, was 1.10%, 24 bps lower than the 1.34% for the nine months ended September 30, 2023, primarily due to an increase in Correspondent production relative to total production (refer to the tables above).

The table below provides the mix of Newrez serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	Unpaid Principal Balance
(in millions)	September 30, 2024	June 30, 2024	September 30, 2023	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$507,802	$506,487	$443,189	$1,315	$64,613
Residential whole loans	2,448	3,066	1,768	(618)	680
Total Performing Servicing	510,250	509,553	444,957	697	65,293

Special Servicing:
MSR-owned assets	14,051	12,025	12,048	2,026	2,003
Residential whole loans	6,922	6,313	6,712	609	210
Third-party	223,433	213,661	99,372	9,772	124,061
Total Special Servicing	244,406	231,999	118,132	12,407	126,274
Total servicing portfolio	754,656	741,552	563,089	13,104	191,567

Agency Servicing:
MSR-owned assets	358,810	356,580	325,316	2,230	33,494
Third-party	63,592	60,811	8,843	2,781	54,749
Total agency servicing	422,402	417,391	334,159	5,011	88,243

Government-insured Servicing:
MSR-owned assets	134,832	133,420	126,354	1,412	8,478
Third-party	4,668	4,464	—	204	4,668
Total government servicing	139,500	137,884	126,354	1,616	13,146

Non-Agency (Private Label) Servicing:
MSR-owned assets	28,211	28,512	3,567	(301)	24,644
Residential whole loans	9,370	9,379	8,480	(9)	890
Third-party	155,173	148,386	90,529	6,787	64,644
Total Non-Agency (private label) servicing	192,754	186,277	102,576	6,477	90,178
Total Servicing Portfolio	$754,656	$741,552	$563,089	$13,104	$191,567

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Servicing Fees:
MSR-owned assets	$340,198	$346,603	$1,008,895	$919,913	$(6,405)	$88,982
Residential whole loans	2,393	2,492	7,495	6,553	(99)	942
Third-party	39,893	37,357	101,299	67,694	2,536	33,605
Total servicing fees	382,484	386,452	1,117,689	994,160	(3,968)	123,529

Other Fees:
Incentive	20,303	13,959	46,407	37,971	6,344	8,436
Ancillary	34,596	40,667	105,638	44,308	(6,071)	61,330
Boarding	2,030	938	3,711	5,818	1,092	(2,107)
Other	2,149	—	7,611	—	2,149	7,611
Total other fees(A)	59,078	55,564	163,367	88,097	3,514	75,270

Total Servicing Portfolio Fees	$441,562	$442,016	$1,281,056	$1,082,257	$(454)	$198,799
(A)Includes other fees earned from third parties of $19.4 million and $13.6 million for the three months ended September 30, 2024 and June 30, 2024, respectively, and $47.1 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively.

MSRs and MSR Financing Receivables

As noted above, our servicing segment includes owned MSRs primarily serviced by Newrez. As of September 30, 2024, 88.6% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez.

An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a base fee and an Excess MSR. The base fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the base fee.

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to September 30, 2024.

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

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

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

The table below summarizes our MSRs and MSR financing receivables as of September 30, 2024:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$383.2	28	$5.8
Non-Agency(A)	70.8	45	0.8
Ginnie Mae	134.8	46	2.7
Total/Weighted Average	$588.8	35	$9.3
(A)Includes GSE and Non-Agency MSRs of $24.4 billion and $42.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

The following table summarizes the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of September 30, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE(A)	$5,767,835	$383,218,306	1,994,850	771	4.1%	274	60	1.0%	6.3%	6.2%	—%	1.8%
Non-Agency(A)	818,978	70,815,704	572,808	663	4.6%	282	199	9.3%	6.7%	4.7%	1.9%	—%
Ginnie Mae	2,714,176	134,831,540	558,338	702	4.1%	317	40	0.4%	9.1%	9.0%	0.1%	3.2%
Total	$9,300,989	$588,865,550	3,125,996	742	4.2%	285	72	1.9%	7.0%	6.6%	0.3%	1.9%
(A)Includes GSE and Non-Agency MSRs of $24.4 billion and $42.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(F)
GSE(G)	0.4%	0.2%	—%	0.2%
Non-Agency(G)	2.9%	5.4%	0.6%	2.4%
Ginnie Mae	2.4%	0.5%	—%	0.6%
Weighted Average	1.1%	0.9%	0.1%	0.5%
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
(G)Includes GSE and Non-Agency MSRs of $24.4 billion and $42.6 billion underlying UPB, respectively, serviced by third-party subservicers discussed further in Investment Portfolio section below.
Investment Portfolio

MSRs and MSR Financing Receivables (Serviced By Others)

In addition to MSRs serviced by Newrez discussed in the previous section, we contract with PHH Mortgage Corporation (“PHH”) and Valon Mortgage, Inc. (“Valon”) to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables. As of September 30, 2024, PHH and Valon subservice 7.2% and 4.2%, or $42.6 billion and $24.4 billion, of the underlying UPB of the related mortgages, respectively.

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to September 30, 2024.

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

Excess MSRs

In addition to MSRs and MSR financing receivables, our investment portfolio includes investments in Excess MSRs, which represent the MSR component exceeding the base fee.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total/Weighted Average	$55.1	32	20	65.0% – 80.0%	$376.0
(A)The MSR is a weighted average as of September 30, 2024, and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents excess MSRs serviced by Mr. Cooper Group Inc. (“Mr. Cooper”). We also invested in related servicer advance investments, including the base fee component of the related MSR (Note 14) on $13.7 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of September 30, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total/Weighted Average	$375,923	$55,052,726	439,145	718	4.7%	229	158	6.7%	6.3%	0.5%	18.7%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	Real Estate Owned	Loans in Bankruptcy
	90+ Days(E)
Total/Weighted Average(F)	0.7%	1.8%	0.5%	0.3%
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

Servicer Advance Investments

Servicer advances are a customary feature of residential mortgage securitization transactions and represent one of the duties for which a servicer is compensated. Servicer advances are generally reimbursable payments made by a servicer (i) when the borrower fails to make scheduled payments due on a residential mortgage loan, including during forbearance periods, or (ii) to support the value of the collateral property. Servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the base fee component of the related MSR.

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	September 30, 2024
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper serviced pools	$330,137	$341,303	$13,690,124	$297,741	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the nine months ended September 30, 2024 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Nine Months Ended September 30, 2024	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.2%	8.2	$(3,535)	$259,451	83.9%	81.5%	6.9%	6.4%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Represents the annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(C)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

September 30, 2024
Principal and interest advances	$53,873
Escrow advances (taxes and insurance advances)	132,826
Foreclosure advances	111,042
Total	$297,741

Real Estate Securities

Government and government-backed securities

The following table summarizes our Agency RMBS and US Treasury portfolio as of September 30, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gross Unrealized		Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
			Gains	Losses
Agency RMBS	$6,816,127	$6,644,490	$168,784	$(374)	$6,812,900	43	5.7	6.2%	$6,579,228
Treasury securities	3,275,000	3,282,114	39,883	—	3,321,997	4	1.9	N/A	3,255,440
Total/Weighted Average	$10,091,127	$9,926,604	$208,667	$(374)	$10,134,897	47	4.5	N/A	$9,834,668
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $24.7 million of short term Treasury bills held-to-maturity at amortized cost with the remaining held at fair value under the fair value option election.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio for the three months ended September 30, 2024:

Net Interest Spread(A)
Weighted average asset yield	4.8%
Weighted average funding cost	5.2%
Net Interest Spread	(0.4)%
(A)The government and government-backed securities portfolio consists of 100.0% fixed-rate securities (accounted for on amortized cost basis).

We largely invest in government-backed securities (Agency and Treasury securities) as a hedge to our MSR portfolio and for REIT status. Our government-backed securities portfolio was $10.1 billion as of September 30, 2024. We finance investments in government-backed securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At September 30, 2024 and December 31, 2023, the Company pledged Agency RMBS and Treasury securities with a carrying value of approximately $10.1 billion and $8.6 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Act. We also retain and own bonds from our consolidated private label mortgage securitizations which we eliminate in consolidation. The equity value is reflected in assets of consolidated CFEs and liabilities of consolidated CFEs on the consolidated balance sheets and is excluded from the tables below. As of September 30, 2024, 94.0% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of September 30, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency RMBS	$9,177,737	$538,211	$93,342	$(49,459)	$579,717	$648,861
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Fair value, which is equal to carrying value for all securities.
(C)Includes repurchase agreements on non-agency securities retained through consolidated securitizations.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of September 30, 2024 (dollars in thousands):

	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Weighted Average Coupon(A)
Total/Weighted Average	563	$9,177,737	$538,211	$579,717	5.0	3.7%

	Collateral Characteristics
	Average Loan Age (years)	Collateral Factor(B)	3-Month CPR(C)	Delinquency(D)	Cumulative Losses to Date
Total/Weighted Average	16.30	0.50	4.90%	3.30%	1.00%
(A)Excludes interest only, residual and other bonds with a carrying value of $200.5 million for which no coupon payment is expected.
(B)Represents the ratio of original UPB of loans still outstanding.
(C)Three-month average constant prepayment rate and default rates.
(D)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the three months ended September 30, 2024:

Net Interest Spread(A)
Weighted average asset yield	4.6%
Weighted average funding cost	7.2%
Net Interest Spread	(2.6)%
(A)The Non-Agency RMBS portfolio consists of 22.2% floating rate securities and 77.8% fixed-rate securities (accounted for on amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At September 30, 2024 and December 31, 2023, the Company pledged Non-Agency RMBS, including securities retained through consolidated securitizations, with a carrying value of approximately $1.0 billion and $1.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

See Note 6 to our consolidated financial statements for additional information including a summary of activity related to government and government-backed securities from December 31, 2023 to September 30, 2024.

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

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that, at the time of acquisition, it is likely the borrower will continue making payments in accordance with contractual terms. Purchased non-performing loans means that at the time of acquisition, the borrower will not likely make payments in accordance with contractual terms (i.e., credit-impaired). We account for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans HFS, at lower of cost or fair value
•Loans HFS, at fair value
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

As of September 30, 2024, we had approximately $3.5 billion outstanding face amount of loans included in residential mortgage loans, held-for-sale and residential mortgage loans, held-for-investment at fair value on the consolidated balance sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.2 billion. We acquired these loans through open market purchases, loan origination through Newrez and the exercise of call rights and acquisitions.

The following table presents the total residential mortgage loans outstanding by loan type at September 30, 2024 (dollars in thousands).

	September 30, 2024					December 31, 2023
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,072,082	$2,956,663	8,068	5.6%	26.1	$3,038,587
Residential mortgage loans, HFI, at fair value	409,000	378,032	7,615	8.1%	5.5	379,044

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	57,957	53,007	1,708	7.9%	5.4	57,038
Acquired non-performing loans(D)	20,382	16,932	243	9.1%	6.7	21,839
Total residential mortgage loans, HFS	$78,339	$69,939	1,951	8.2%	5.7	$78,877

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	255,673	247,065	1,330	5.5%	22.3	400,603
Acquired non-performing loans(D)(E)	221,555	206,108	1,060	4.8%	27.0	204,950
Originated loans	2,580,423	2,662,761	8,585	6.6%	29.1	1,856,312
Total Residential Mortgage Loans, HFS, at Fair Value	$3,057,651	$3,115,934	10,975	6.4%	28.4	$2,461,865
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
(D)As of September 30, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $178.8 million and $208.2 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, Loan-to-Value (“LTV”) ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At September 30, 2024 and December 31, 2023, the Company pledged residential mortgage loans with a carrying value of approximately $3.5 billion and $2.2 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2023 to September 30, 2024.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs Bank USA in June 2023 (the “Marcus loans” or “Marcus”) and loans (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”), as of September 30, 2024 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$219,629	36,858	18.1%	14.4%	238	45.6	1.9%	14.5%	4.7%
Marcus	663,154	100,855	10.9%	0.0%	28	10.9	15.9%	20.5%	12.3%
Total/Weighted Average	$882,783	137,713	12.7%	3.6%	81	19.5	12.4%	19.0%	10.4%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans were financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2023 to September 30, 2024.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2023 to September 30, 2024.

Single-Family Rental Portfolio

We continue to invest in our SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of September 30, 2024, our SFR portfolio consists of 4,079 properties with an aggregate carrying value of $1,040.6 million, up from 3,888 properties with an aggregate carrying value of $1,001.9 million as of December 31, 2023. During the nine months ended September 30, 2024, we acquired 204 SFR properties.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital as well as local, state and federal regulations. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include paint, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property.

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

The following table summarizes certain key SFR property metrics as of September 30, 2024 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	93	2.3%	$18,973	1.8%	$204	93.5%	93.5%	95.6%	$1,599	1,542
Arizona	147	3.6%	60,716	5.8%	413	81.6%	81.6%	85.7%	2,063	1,528
Florida	837	20.5%	239,494	23.0%	286	89.4%	88.9%	94.6%	1,954	1,431
Georgia	754	18.5%	188,939	18.2%	251	87.6%	87.3%	93.1%	1,908	1,769
Indiana	120	2.9%	28,023	2.7%	234	95.0%	92.5%	98.3%	1,716	1,625
Mississippi	157	3.8%	32,904	3.2%	210	92.4%	91.7%	93.5%	1,821	1,683
Missouri	359	8.8%	73,758	7.1%	205	92.8%	91.6%	93.8%	1,641	1,409
Nevada	108	2.6%	38,708	3.7%	358	81.5%	81.5%	91.7%	1,902	1,459
North Carolina	443	10.9%	136,811	13.1%	309	92.3%	91.8%	94.9%	1,872	1,542
Oklahoma	52	1.3%	11,639	1.1%	224	94.2%	94.2%	94.2%	1,593	1,592
Tennessee	88	2.2%	31,860	3.1%	362	88.6%	88.6%	96.3%	2,021	1,499
Texas	919	22.5%	178,369	17.1%	194	66.3%	65.8%	93.6%	1,975	1,753
Other US	2	—%	451	—%	226	100.0%	100.0%	100.0%	1,839	1,569
Total/Weighted Average	4,079	100.0%	$1,040,645	100.0%	$255	84.4%	83.9%	93.8%	$1,893	1,602

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

Additionally, in the fourth quarter of 2023, we entered into a strategic partnership with Darwin Homes, Inc. to establish a new property management platform, Adoor Property Management LLC (“APM”). All of our SFR properties are currently managed through APM.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to SOFR plus a spread ranging from 4.0% to 17.2% and have initial terms typically ranging from 4 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2024, the average commitment size of our loans was $2.7 million, and the weighted average remaining term to contractual maturity of our loans was 12.8 months.

We receive loan origination fees, or “points,” and we earned an average of 1.1% of the total commitment at origination as of September 30, 2024. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. In addition to origination fees, we earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks in line with our underwriting criteria or upon modification of a loan. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in mortgage loans receivable, at fair value on the consolidated balance sheets as of and for the nine months ended September 30, 2024 (dollars in thousands):

Loans originated	$2,431,746
Loans repaid(A)	$1,095,700
Number of loans originated	1,047
Unpaid principal balance	$1,841,259
Total commitment	$2,587,361
Average total commitment	$3,220
Weighted average contractual interest(B)	10.3%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in mortgage loans receivable, at fair value on the consolidated balance sheets as of September 30, 2024 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	346	34.3%	$1,473,067	57.0%	72.1% / 61.5%
Bridge	335	33.2%	818,345	31.6%	66.3%
Renovation	328	32.5%	295,949	11.4%	81.1% / 66.9%
Total	1,009	100.0%	$2,587,361	100.0%
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to mortgage loans receivable from December 31, 2023 to September 30, 2024.

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor and RCM Manager, which manages Great Ajax pursuant to the Great Ajax Management Agreement. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $34.3 billion in AUM as of September 30, 2024. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles.

Sculptor AUM calculation methodology changed effective September 1, 2024. AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the open-ended funds or gross asset value of Real Estate funds, (ii) uncalled capital commitments, and (iii) par value of collateralized loan obligations.

AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. AUM also includes amounts that are invested in other Sculptor funds or vehicles. Our calculation of AUM may differ from the calculations of other asset managers, and as a result, may not be comparable to similar measures presented by other asset managers. Our calculations of AUM are not based on any definition set forth in the governing documents of the investment funds and are not calculated pursuant to any regulatory definitions.

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

For the nine months ended September 30, 2024, our asset management revenues were $266.3 million, driven primarily by management fees and off-cycle crystallizations of incentive income. Operating expenses for the asset management business primarily consist of amortization of intangible assets, compensation and benefits, and office and professional expenses.

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

As of September 30, 2024, Rithm Capital’s net deferred tax liability of $587.8 million is primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, offset by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

For the three and nine months ended September 30, 2024, we recognized deferred tax benefit of $80.0 million and deferred tax expense of $57.0 million, respectively. The deferred tax benefit generated during the quarter is driven primarily by a decrease in the fair value of MSRs held within taxable entities, offset partially by deferred tax expense generated by the asset management business segment.

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

Our critical accounting policies as of September 30, 2024, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Amended 2023 Form 10-K/A.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2024, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from servicing fee revenue less cost of servicing, net interest income and gain on sale of loans less cost to originate, as well as changes in the fair value of our MSRs and unrealized and realized gains (losses) of investments. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality affect the fair value of our MSRs, none of which could be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, mortgage loans receivable or the non-Agency RMBS held in our investment portfolio.

Mortgage rates were elevated throughout the eight months ended August 31, 2024, and despite the 50 bps rate cut in September 2024, mortgage rates generally remained elevated in September 2024. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended September 30, 2024, compared to the three months ended June 30, 2024, and the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Our results of operations are not necessarily indicative of future performance (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30 2024	June 30, 2024	September 30 2024	September 30, 2023	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$493,171	$498,978	$1,462,040	$1,377,429	$(5,807)	$84,611
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(139,784), $(165,138), $(421,761) and $(384,094), respectively)	(747,335)	(67,898)	(731,058)	(99,338)	(679,437)	(631,720)
Servicing revenue, net	(254,164)	431,080	730,982	1,278,091	(685,244)	(547,109)
Interest income	550,732	478,653	1,459,271	1,177,688	72,079	281,583
Gain on originated residential mortgage loans, HFS, net	184,695	153,741	480,894	437,082	30,954	43,812
Other revenues	57,212	56,500	172,060	177,672	712	(5,612)
Asset management revenues	81,039	109,433	266,332	—	(28,394)	266,332
	619,514	1,229,407	3,109,539	3,070,533	(609,893)	39,006

Expenses
Interest expense and warehouse line fees	510,168	465,944	1,385,939	1,005,978	44,224	379,961
General and administrative	208,046	207,123	612,363	540,088	923	72,275
Compensation and benefits	265,673	270,448	771,899	564,635	(4,775)	207,264
	983,887	943,515	2,770,201	2,110,701	40,372	659,500
Other Income (Loss)
Realized and unrealized gains (losses), net	412,953	(14,769)	353,338	(103,522)	427,722	456,860
Other income (loss), net	(3,432)	19,042	23,536	(66,176)	(22,474)	89,712
	409,521	4,273	376,874	(169,698)	405,248	546,572
Income before Income Taxes	45,148	290,165	716,212	790,134	(245,017)	(73,922)
Income tax expense (benefit)	(78,433)	51,648	66,627	92,309	(130,081)	(25,682)
Net Income	123,581	238,517	649,585	697,825	(114,936)	(48,240)
Noncontrolling interests in income of consolidated subsidiaries	1,839	2,961	8,252	10,437	(1,122)	(2,185)
Dividends on preferred stock	24,718	22,395	69,508	67,184	2,323	2,324
Net Income Attributable to Common Stockholders	$97,024	$213,161	$571,825	$620,204	$(116,137)	$(48,379)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$454,757	$453,989	$1,338,860	$1,283,967	$768	$54,893
Ancillary and other fees	38,414	44,989	123,180	93,462	(6,575)	29,718
Servicing fee revenue, net and fees	493,171	498,978	1,462,040	1,377,429	(5,807)	84,611
Change in fair value due to:
Realization of cash flows	(139,784)	(165,138)	(421,761)	(384,094)	25,354	(37,667)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(607,551)	97,240	(309,297)	284,756	(704,791)	(594,053)
Servicing Revenue, Net	$(254,164)	$431,080	$730,982	$1,278,091	$(685,244)	$(547,109)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Changes in interest and prepayment rates	$(465,041)	$132,058	$(62,809)	$719,069	$(597,099)	$(781,878)
Changes in discount rates	60,000	—	60,000	(242,431)	60,000	302,431
Changes in other factors	(202,510)	(34,818)	(306,488)	(191,882)	(167,692)	(114,606)
Change in Valuation and Assumptions	$(607,551)	$97,240	$(309,297)	$284,756	$(704,791)	$(594,053)

The table below summarizes the unpaid principal balances of our MSRs, MSR financing receivables and third-party servicing:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2023	QoQ Change	YoY Change
GSE	$446,810	$442,327	$363,355	$4,483	$83,455
Non-Agency	235,358	229,872	149,065	5,486	86,293
Ginnie Mae	139,500	137,884	126,354	1,616	13,146
Total	$821,668	$810,083	$638,774	$11,585	$182,894

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing and Special Servicing:

	Unpaid Principal Balance
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2023	QoQ Change	YoY Change
Performing Servicing	$510,250	$509,553	$444,957	$697	$65,293
Special Servicing	244,406	231,999	118,132	12,407	126,274
Total Servicing Portfolio	$754,656	$741,552	$563,089	$13,104	$191,567

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Servicing revenue, net decreased $685.2 million, primarily driven by changes to the fair value of the MSR portfolio from a change in the forward mortgage interest rate curve during the third quarter of 2024.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Servicing revenue, net decreased $547.1 million, primarily driven by changes to the fair value of the MSR portfolio from a change in the forward mortgage interest rate curve during the third quarter of 2024.

Interest Income

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Interest income increased $72.1 million quarter over quarter, primarily driven by higher average investments in Treasury securities during the third quarter compared to the second quarter, and additional float income as a result of the Computershare Acquisition (Note 3 to our consolidated financial statements). Average custodial balances were $14.3 billion during the third quarter compared to $11.8 billion during the second quarter.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Interest income increased $281.6 million year over year, primarily driven by increases in investments in residential mortgage loans and consumer loans, as well as higher average custodial balances driven by the Computershare Acquisition (Note 3 to our consolidated financial statements).

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Pull through adjusted lock volume	$15,831,528	$15,271,900	$42,809,716	$28,046,269
Gain on originated residential mortgage loans, as a percentage of pull through adjusted lock volume, by channel:
Direct to Consumer	2.61%	3.71%	3.18%	3.85%
Retail / Joint Venture	3.61%	3.71%	3.65%	3.48%
Wholesale	1.44%	1.23%	1.34%	1.41%
Correspondent	0.56%	0.42%	0.50%	0.50%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.13%	1.00%	1.10%	1.34%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance
	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Production by Channel
Direct to Consumer	$1,219	$725	$2,614	$1,520	$494	$1,094
Retail / Joint Venture	861	1,178	3,224	4,881	(317)	(1,657)
Wholesale	2,023	1,745	4,866	3,846	278	1,020
Correspondent	11,783	10,972	30,622	17,733	811	12,889
Total Production by Channel	$15,886	$14,620	$41,326	$27,980	$1,266	$13,346

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Gain on originated residential mortgage loans, HFS, net increased $31.0 million quarter over quarter, primarily driven by a realized gain on a residential mortgage loan securitization and an increase in pull through adjusted lock volume due to higher refinance activity, as interest rates moved lower during the quarter.

For the three months ended September 30, 2024, funded loan origination volume was $15.9 billion, up from $14.6 billion in June 30, 2024, primarily attributable to increased production volume in the Correspondent channel. In addition, gain on sale margin for the three months ended September 30, 2024 was 13 bps higher than for the three months ended June 30, 2024, primarily due to improvements in Correspondent and Wholesale margins.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Gain on originated residential mortgage loans, HFS, net increased $43.8 million year over year, primarily driven by an increase in pull through adjusted lock volume primarily in the Correspondent channel.

For the nine months ended September 30, 2024, funded loan origination volume was $41.3 billion, up from $28.0 billion in the nine months ended September 30, 2023, primarily attributable to increased production volume in the Correspondent channel. While funded loan origination volume increased year over year, gain on sale margin for the nine months ended September 30, 2024, was 24 bps lower than for the nine months ended September 30, 2023, primarily due to an increased mix of Correspondent production.

Other Revenues

Other revenue was consistent quarter over quarter and year over year as there were minimal fluctuations in our SFR portfolio or our property maintenance business.

Asset Management Revenues

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Asset management revenues decreased $28.4 million quarter over quarter, primarily due to higher second quarter incentive income driven by off-cycle crystallization related to certain funds managed by Sculptor.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Asset management revenues increased $266.3 million year over year as a result of the Sculptor Acquisition during the fourth quarter of 2023.

Interest Expense and Warehouse Line Fees

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Interest expense and warehouse line fees increased $44.2 million quarter over quarter, primarily due to an increase in borrowings related to higher average investments in Treasury securities and an increase in borrowings related to an increase in residential mortgage loan investments.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Interest expense and warehouse line fees increased $380.0 million year over year, primarily due to an increase in borrowings related to increases in investments in residential mortgage loans and consumer loans. Additionally, there was an increase in MSR financing driven by higher average drawn balances to fund the Sculptor Acquisition and the Computershare Acquisition (Note 3 to our consolidated financial statements) during the nine months ended September 30, 2024. The drawn balances for acquisition funding were partially paid down by September 30, 2024.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Legal and professional	$17,521	$26,941	$65,951	$65,447	$(9,420)	$504
Loan origination	19,726	17,541	52,702	33,280	2,185	19,422
Occupancy	15,968	16,234	49,250	40,981	(266)	8,269
Subservicing	16,905	17,690	54,023	109,370	(785)	(55,347)
Loan servicing	2,948	3,502	12,041	11,827	(554)	214
Property and maintenance	31,717	30,022	94,003	73,450	1,695	20,553
Information technology	48,367	47,999	137,568	111,698	368	25,870
Other	54,894	47,194	146,825	94,035	7,700	52,790
Total	$208,046	$207,123	$612,363	$540,088	$923	$72,275
Three months ended September 30, 2024 compared to the three months ended June 30, 2024

General and administrative expenses remained relatively flat quarter over quarter, primarily due to non-recurring integration and acquisition costs from the second quarter Computershare Acquisition (Note 3 to our consolidated financial statements), offset by (i) an increase in intangible amortization expense resulted from the Computershare Acquisition, (ii) tax service fees due to seasonality and (iii) fees incurred on securitizations during the third quarter of 2024.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

General and administrative expenses increased $72.3 million year over year, primarily driven by the Sculptor Acquisition and the Computershare Acquisition.

Compensation and Benefits

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Compensation and benefits expense decreased $4.8 million quarter over quarter, primarily driven by second quarter integration costs as a result of the Computershare Acquisition (Note 3 to our consolidated financial statements), specifically payroll associated with additional headcount and severance.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Compensation and benefits expense increased $207.3 million year over year, primarily driven by the Sculptor Acquisition and the Computershare Acquisition.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023	QoQ Change	YoY Change
Real estate and other securities	$364,568	$(87,979)	$173,626	$(354,339)	$452,547	$527,965
Residential mortgage loans and REO	12,569	22,623	38,718	(4,463)	(10,054)	43,181
Derivative and hedging instruments	33,447	17,054	76,293	259,539	16,393	(183,246)
Notes and bonds payable	(21,343)	(2,857)	(7,834)	5,889	(18,486)	(13,723)
Consolidated CFEs(A)	39,284	33,384	89,081	(5,198)	5,900	94,279
Other(B)	(15,572)	3,006	(16,546)	(4,950)	(18,578)	(11,596)
Realized and unrealized gains (losses), net	412,953	(14,769)	353,338	(103,522)	427,722	456,860
Other income (loss), net	(3,432)	19,042	23,536	(66,176)	(22,474)	89,712
Total Other Income (Loss)	$409,521	$4,273	$376,874	$(169,698)	$405,248	$546,572
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, mortgage loans receivable and other.

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Realized and unrealized gains (losses), net increased $427.7 million quarter over quarter largely due to an increase in value of our agency and Treasury securities driven by lower interest rates and an increase in value of our on mortgage loans receivable, partially offset by a decrease in value of our Excess MSRs.

Other income decreased $22.5 million quarter over quarter, primarily due to $28.2 million bargain purchase gain recognized during the three months ended June 30, 2024, from the Computershare Acquisition (Note 3 to our consolidated financial statements).

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Realized and unrealized gains (losses), net increased $456.9 million year over year largely due to an increase in value of our residential mortgage loans and real estate and other securities driven by lower interest rates.

Other income (loss), net increased $89.7 million year over year, primarily due to losses taken on an equity investment in a commercial redevelopment project and higher contingency reserves during the nine months ended September 30, 2023, and $28.2 million bargain purchase gain recognized during the nine months ended September 30, 2024 from the Computershare Acquisition (Note 3 to our consolidated financial statements).

Income Tax Expense (Benefit)

Three months ended September 30, 2024 compared to the three months ended June 30, 2024

Income tax changed by $130.1 million from expense to benefit, of which $3.6 million and $126.5 million relate to current and deferred tax expense, respectively. The change from deferred tax expense to benefit was primarily driven by a decrease in the fair value of MSRs held within taxable entities.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Income tax expense decreased $25.7 million, of which a $4.2 million increase and a $29.9 million decrease relate to current and deferred tax expense, respectively. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs within taxable entities. The increase in current tax expense was primarily driven by income generated by the Asset Management business segment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code (the “Code”). A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (“FHFA”) and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2024, approximately $1.6 billion of available liquidity was held at NRM and Newrez, of which $1.0 billion were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

Effective September 30, 2023, FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all nonbanks have to hold additional origination liquidity of 50 bps times loans held-for-sale plus pipeline loans. Large nonbanks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of September 30, 2024, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae has introduced risk-based capital requirements which are expected to go into effect on December 31, 2024. These revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

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

Use of Funds

Our primary uses of funds are the payment of interest, compensation expense, servicing and subservicing expenses, payment of outstanding commitments (including margins and loan originations), payment of other operating expenses, repayment of borrowings and hedge obligations, payment of dividends and funding of future servicer advances.

As of September 30, 2024, our total outstanding debt obligations amounted to $29.8 billion and are comprised of secured financing agreements, secured notes and bonds payable, unsecured notes and notes payable of consolidated CFEs. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs only have contractual recourse to the assets of the respective CFE and do not have recourse to Rithm Capital Corp.

We have margin exposure on $15.4 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2024
	Outstanding Balance at September 30, 2024	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$9,834,668	$11,532,297	$14,887,215	5.41%
Non-Agency RMBS	648,861	634,620	677,330	7.45%
Residential mortgage loans	2,774,949	2,501,391	3,303,882	6.65%
Mortgage loans receivable	71,293	164,063	264,113	8.12%
Secured Notes and Bonds Payable:
MSRs	2,984,832	1,752,267	2,984,832	8.40%
Servicer advances	380,804	571,551	2,403,621	7.24%
Residential mortgage loans	—	650,000	650,000	6.83%
Total/Weighted Average	$16,695,407	$17,806,189	$25,170,993	6.30%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Secured Financing Agreements:
Government and government-backed securities	$11,532,297	$11,014,369	$10,033,904	$8,833,800
Non-Agency RMBS	634,620	639,828	632,765	618,758
Residential mortgage loans and REO	3,047,851	2,796,443	1,653,873	1,280,958
Mortgage loans receivable	155,477	198,942	137,866	100,855
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On March 19, 2024, the Company issued $775.0 million in 8.000% senior unsecured notes due 2029 (the “2029 Senior Notes”), with interest payable semi-annually starting October 1, 2024, and net proceeds of approximately $483.0 million. The 2029 Senior Notes, maturing on April 1, 2029, are redeemable from April 1, 2026, at prices ranging from 104% to 100% of the principal amount. On September 16, 2020, the Company issued $550.0 million in 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”), with interest payable semi-annually starting April 15, 2021, and net proceeds of approximately $544.5 million. The 2025 Senior Notes, maturing on October 15, 2025, became redeemable from October 15, 2022, at prices decreasing from 103.125% to 100%. In connection with the offering of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million of its 2025 Senior Notes for cash in a total amount of $282.4 million, leaving $275.0 million of the 2025 Senior Notes outstanding. For more information regarding our indebtedness, refer to Note 18 of the consolidated financial statements.

Maturities

Our debt obligations as of September 30, 2024, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2024	$789,211	$6,468,977	$7,258,188
2025	146,293	11,679,707	11,826,000
2026	2,070,833	1,735,419	3,806,252
2027	651,229	430,000	1,081,229
2028	592,142	—	592,142
2029 and thereafter	3,557,334	1,479,249	5,036,583
	$7,807,042	$21,793,352	$29,600,394
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $0.9 billion, $3.2 billion, $0.3 billion, and $3.0 billion respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $14.5 billion, $6.3 billion, $1.1 billion, and $0.0 billion respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2024.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management and incentive fees), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at September 30, 2024 was $1.6 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2024, we had outstanding secured financing agreements with an aggregate face amount of approximately $15.4 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.4 billion face amount of our MSR and Excess MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and in our Amended 2023 Form 10-K/A. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Borrowing Capacity

The following table summarizes our borrowing capacity as of September 30, 2024 (dollars in thousands):

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans and REO	$5,181,455	$1,707,817	$3,473,638
Loan origination	5,627,000	2,764,979	2,862,021
CLOs	322,653	180,286	142,367
Excess MSR	350,000	223,241	126,759

Secured Notes and Bonds Payable:
MSRs	6,182,688	5,224,809	957,879
Servicer advances	4,150,000	2,525,232	1,624,768
SFR	200,000	90,832	109,168

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$22,066,296	$12,717,196	$9,349,100
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

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

						Dividends Declared per Share
	Number of Shares					Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2024	December 31, 2023	Liquidation Preference(A)	Issuance Discount	Carrying Value(B)	2024	2023	2024	2023
Series A, issued July 2019(C)(E)	6,200,000	6,200,000	$155,002	3.15%	$149,822	$0.71	$0.47	$1.65	$1.41
Series B, issued August 2019(C)(E)	11,261,000	11,261,000	281,518	3.15%	272,654	0.70	0.45	1.59	1.34
Series C, 6.375% issued February 2020(C)	15,903,000	15,903,000	397,584	3.15%	385,289	0.40	0.40	1.20	1.20
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	3.15%	449,489	0.44	0.44	1.31	1.31
Total	51,964,000	51,964,000	$1,299,104		$1,257,254	$2.25	$1.76	$5.75	$5.26
(A)Each series has a liquidation preference of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.
(E)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the third quarter 2024 dividend, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a floating rate of a three-month LIBOR plus a spread of 5.802%, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a floating rate of a three-month LIBOR plus a spread of 5.640%.

From and including the date of original issue, July 2, 2019 and August 15, 2019 but excluding August 15, 2024, holders of shares of our Series A and Series B were entitled to receive cumulative cash dividends at a rate of 7.50% and 7.125% per annum of the $25.00 liquidation preference per share (equivalent to $1.875 and $1.781 per annum per share), respectively, and from and including August 15, 2024, holders of our Series A and Series B are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for each of our Series A and Series B. From and including the date of original issue, February 14, 2020 and September 17, 2021 but excluding February 15, 2025 and November 15, 2026, holders of shares of our Series C and Series D are entitled to receive cumulative cash dividends at a rate of 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.594 and $1.750 per annum per share), respectively, and from and including February 15, 2025, with respect to holders of our Series C, at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for our Series C. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Additionally, in connection with the phase out of LIBOR that occurred in 2023, we do not currently intend to amend any of our Series A, Series B or Series C to change the existing USD-LIBOR cessation fallback language. Consequently, higher interest rates on dividends paid on our preferred stock that reset to floating rates would adversely affect our cash flows.

Preferred dividends declared for the quarter ended September 30, 2024, were $26.7 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). No share issuances were made during the three months ended September 30, 2024, under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides for flexibility to return capital when deemed accretive to shareholders. During the nine months ended September 30, 2024, we did not repurchase any shares of our common stock or our preferred stock.

On September 24, 2024, Rithm Capital underwrote a public offering of 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the quarter ended September 30, 2024 were $129.9 million.

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
Beginning of period — cash, cash equivalents and restricted cash	$1,697,095	$1,629,328	$67,767

Net cash provided by (used in) operating activities	(431,843)	1,740,541	(2,172,384)
Net cash provided by (used in) investing activities	(2,087,529)	(1,491,011)	(596,518)
Net cash provided by (used in) financing activities	2,825,689	(285,748)	3,111,437
Net increase (decrease) in cash, cash equivalents and restricted cash	306,317	(36,218)	342,535

End of Period — Cash, Cash Equivalents and Restricted Cash	$2,003,412	$1,593,110	$410,302

Operating Activities

Net cash provided by (used in) operating activities was approximately $(0.4) billion and $1.7 billion for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in operating activities is primarily attributable to higher mortgage origination volumes.

Investing Activities

Net cash provided by (used in) investing activities was approximately $(2.1) billion and $(1.5) billion for the nine months ended September 30, 2024 and 2023, respectively. The net cash used in investing activities is attributable to the Computershare Acquisition, origination of mortgage loan receivables, net of repayments, and purchase of Treasury securities, offset by the proceeds from sale of government and government-backed securities.

Financing Activities

Net cash provided by (used in) financing activities was approximately $2.8 billion and $(0.3) billion for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by financing activities is attributable to proceeds from warehouse facilities and non-qualified mortgage securitizations driven by origination volumes, net proceeds from the issuance of unsecured corporate debt and the issuance of common stock, partially offset by refinancing and the repayment of secured debt.

INTEREST RATE, CREDIT AND SPREAD RISK
We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”
OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.5 billion. As of September 30, 2024, there was $8.2 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our asset management business. Our involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of September 30, 2024, our maximum exposure to loss of $817.6 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold mortgage-backed security (“MBS”) up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

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

As of September 30, 2024, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2024, included all of the material contractual obligations referred to in our Amended 2023 Form 10-K/A, excluding debt that was repaid as described in “—Liquidity and Capital Resources—Debt Obligations.”

In addition, we executed the following material contractual obligations during the nine months ended September 30, 2024:

•Derivatives – as described in Note 17 to our consolidated financial statements, we altered the composition of our economic hedges during the period.
•Debt obligations – as described in Note 18 to our consolidated financial statements, we borrowed additional amounts.

See Notes 16, 25 and 27 to our consolidated financial statements included in this report for information regarding commitments and material contracts entered into subsequent to September 30, 2024, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $155.4 million of unfunded and available revolving credit privileges as of September 30, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $984.2 million and $1.4 million, respectively, of additional advances on existing mortgage loans as of September 30, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis and Rithm Capital fund the commitment.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSRs financing receivables, Excess MSRs and the rights to the base fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Notes 5 and 13 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest rate change (bps)	September 30, 2024	December 31, 2023
+50bps	+83.2	+339.3
+25bps	+57.4	+171.2
-25bps	-89.0	-171.2
-50bps	-209.7	-347.4
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon MBSs and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-

sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit.

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage basis change (bps)	September 30, 2024	December 31, 2023
+20bps	+49.7	+31.2
+10bps	+24.8	+15.7
-10bps	-24.8	-15.7
-20bps	-49.7	-32.0
(A)Amounts shown above are pre-tax.

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs and MSR financing receivables, Excess MSRs, the base fee component of MSRs (which we own as part of our servicer advance investments), Non-Agency RMBS and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs and MSR financing receivables, Excess MSRs or the base fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs and MSR financing receivables, Excess MSRs or our right to the base fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

Remediation Plan

Management has implemented a remediation plan to address the material weakness in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our Amended 2023 Form 10-K/A. The material weakness cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The Company will monitor the effectiveness of its remediation plan and will make changes management determines to be appropriate. As of the date of this Form 10-Q, the material weakness described above has not yet been remediated.

To remediate the material weakness, beginning in the second quarter of 2024, management implemented certain enhancements to the Company’s internal controls for reviewing key accounting considerations on private label securitization transactions. These enhancements include:

•involvement of external subject matter experts to advise management where necessary or where management determines the application of accounting considerations are particularly complex;
•quarterly formal review of existing transactions by a cross functional team (including accounting, legal and business) to identify changes to existing transactions that could impact previous accounting conclusions; and
•enhancement of documentation and review surrounding significant accounting judgments and key criteria supporting management’s conclusions.

The Company will continue to evaluate the operation of these internal controls to determine whether they are operating effectively in order to remediate the material weakness.

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

ITEM 1A. RISK FACTORS
For the three months ended September 30, 2024, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our Amended 2023 Form 10-K/A and Part II, Item 1A., “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Comprehensive Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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

November 4, 2024

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 4, 2024