Form 10-K
period 2024-12-31
Rithm Capital Corp.
filed 2025-02-18
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35777

Rithm Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	RITM	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	RITM PR D	New York Stock Exchange
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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2024 (computed based on the closing price on such date as reported on the NYSE) was: $5.3 billion.
Common stock, $0.01 par value per share: 520,660,083 shares outstanding as of February 13, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, our financing needs and the size, attractiveness of market opportunities and the residential real estate market and general economic conditions. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations, cash flows or financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

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
•the value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results;
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
•changes in general economic conditions, including a general economic slowdown or a severe recession in our industry or in the commercial finance, asset management and real estate sectors, including the impact on the value of our assets or the performance of our investments;
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
•the impact that risks associated with residential mortgage loans, including subprime mortgage loans, and consumer loans, as well as risks associated with deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans and consumer loan portfolios;
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
i

•our dependence on counterparties and vendors to provide certain services and risks related to the exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us, keep our information confidential or repurchase defective mortgage loans;
•the mortgage lending and origination- and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”), as well as other federal, state and local governmental and regulatory authorities and enforcement of such regulations;
•risks related to our Asset Management business, which includes Sculptor Capital Management, Inc. (together with its affiliates, “Sculptor”) and Sculptor’s funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risks related to investment professionals, leverage risk, diligence risk, liquidity risk, risks related to the liquidation of the funds and loss of management fees, valuation risk, risks related to minority investments, foreign investment risk, regulatory risk, risks related to hedging, risks related to conflicts of interest and risk management and investment strategy risks, as well as any risks related to our management of Rithm Property Trust Inc. (“Rithm Property Trust”);
•risks associated with our Genesis Capital LLC (“Genesis”) business, including but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•risks associated with our single-family rental (“SFR”) business, including but not limited to the impact of seasonal fluctuations, regulations of the SFR industry, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
•risks related to the operations of our subsidiaries that are registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under Investment Advisers Act of 1940 (the “Advisers Act”), including Sculptor and RCM GA Manager LLC (“RCM Manager”), which imposes limits on our operations;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for the United States of America (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
•risks related to the legislative/regulatory environment, including, but not limited to, the impact of regulation of corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, regulatory supervision by the Financial Stability Oversight Council, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs”) and legislation that permits modification of the terms of residential mortgage loans;
•the risk that actions by the GSEs, the Government National Mortgage Association (“Ginnie Mae”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margins;
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

•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units or other compensatory securities; and
•risks related to our ability to maintain effective internal control over financial reporting, including our ability to remediate any existing material weakness and the timing of any such remediation.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Capital Corp. (together with its consolidated subsidiaries, the “Company,” “Rithm Capital” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

v

PART I

ITEM 1. BUSINESS

Company Overview

Rithm Capital is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations in December 2011) and, became a publicly traded entity on May 15, 2013. Since June 17, 2022, Rithm Capital has been structured as an internally managed REIT for U.S. federal income tax purposes.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets, as well as offering broader asset management capabilities, in order to provide investors with attractive risk-adjusted returns. Our investment team is made up of individuals with deep experience in financial services and real estate investing at both the institutional and operating company level. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Shanghai and Tokyo.

Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. Our Asset Management business primarily operates through our wholly-owned subsidiary, Sculptor, as well as through RCM Manager, which manages Rithm Property Trust (formerly known as Great Ajax Corp.), an externally managed publicly traded mortgage REIT, pursuant to a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

As of December 31, 2024, we had approximately $46.0 billion in total assets and approximately $34.0 billion in assets under management (“AUM”). We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Residential Transitional Lending and Asset Management.

For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” For information concerning current market trends which impact our portfolio, see “—Residential Real Estate Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

Acquisition of Computershare

On May 1, 2024, Rithm Capital completed the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), for a purchase price, as adjusted during the fourth quarter of 2024, of approximately $731.0 million (the “Computershare Acquisition”). The Computershare Acquisition included approximately $56.0 billion unpaid principal balance (“UPB”) of MSRs and $98.0 billion of third-party servicing UPB, along with SLS’s origination services business. Refer to Note 3 of the consolidated financial statements for further information.

Markets in which We Operate

Mortgage Originations and Servicing

We believe we are one of only a select number of non-bank market participants that have the combination of access to capital, infrastructure, industry expertise and business relationships necessary to leverage opportunities existing in today’s complex and dynamic mortgage market. Our ability to originate and service residential mortgage loans positions us to support, connect with and provide solutions to homeowners throughout the lifetime of their residential mortgage loan.

The complexity and composition of the market for residential mortgage loans in the U.S. has dramatically evolved. In the past, a borrower seeking credit for a home purchase would typically have obtained financing from a financial institution, such as a bank, savings association or credit union. These institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and homeowners’ insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures. Today, institutions (including non-bank originators) that originate residential mortgage loans generally hold a smaller portion of originated loans as assets on their balance sheets and instead sell originated loans to third parties. The GSEs are currently the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as RMBS, which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. The purchasers of RMBS are typically large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the pooling of residential mortgage loans, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As the securitization market has matured, non-bank originators have gained significant market share in the residential mortgage market.

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

The residential mortgage loan market is commonly divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, the residential mortgage loan market is commonly divided by market participants into the following categories:

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category of residential mortgage loans includes “conforming loans,” which are first lien residential mortgage loans that are secured by single-family residences that meet or “conform” to the underwriting guidelines established by the GSEs. The principal underwriting guideline is the conforming loan limit which is established by statute and currently is $806,500 for 2025 (an increase from $766,550 in 2024) with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans issued to borrowers that do not meet conforming loan standards, but who qualify for a loan that is insured or guaranteed by the government through Ginnie Mae (Ginnie Mae, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”), primarily through federal programs operated by the Federal Housing Administration (“FHA”), the United States Department of Agriculture (“USDA”) and the Department of Veterans Affairs (“VA”).

•Non-GSE or Non-Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and fall into one of the following categories: jumbo, subprime, Alt-A, second lien or non-qualifying loans. The loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation. The non-GSE category also includes “investor loans,” which reflect primarily non-owner occupied investment properties.

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments. By contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were previously non-performing but became performing again, often as a result of a loan modification where the lender agrees to modified terms with the borrower rather than foreclosing on the underlying property. Reverse residential mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and balances are then typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

The volume of mortgage loan originations associated with home purchases is generally affected by the overall strength of the economy, interest rates, housing pricing and unemployment rates. Housing supply and demand imbalances have continued in

2024; the shortage of homes nationally and existing mortgage borrowers locked into pandemic era lows in rates is suppressing supply, while demand fluctuates with mortgage rates which have ranged between 6-7% throughout 2024. Housing affordability remains a challenge with rising insurance costs adding to this. The purchase market remains the key driver to mortgage originations. As of January 2025, the Mortgage Bankers Association (“MBA”) estimated total U.S. origination volume for 2024 was $1.8 trillion, up 22% from an estimated $1.5 trillion in 2023. Furthermore, the MBA estimated that 28% of 2024 activity was related to refinance volume, an increase from 15% in 2023. Looking forward, the MBA forecasts total mortgage origination volume to increase 15% in 2025 to $2.1 trillion, with an 8% increase in purchase volume and a 34% increase in refinance volume.

Mortgage originators primarily generate their revenue from the sale of originated loans to the GSEs, Ginnie Mae or other large mortgage companies. During 2024, gain on sale margin continued to remain depressed largely driven by weakening demand for loans due to a higher interest rate environment weighing on the residential real estate market.

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

Newrez generates servicing revenue through the servicing of owned MSRs and through subservicing for third-party clients. The owned MSR portfolio, which consists of loans originated by Newrez as well as MSRs acquired through bulk or platform acquisitions, afford opportunities for customer retention, or recapture. Newrez has built a client franchise offering performing and special subservicing for third parties with a focus on high touch and bespoke client solutions across a broad array of products.

Our third-party solutions include performing loan servicing, special servicing (which requires high touch customer service, more frequent customer outreach than performing loan servicing and higher staffing levels and sub-servicing fees) and recovery options for deeply delinquent loans. Because of our specialty in “high-touch servicing,” we believe we are favorably positioned to navigate through various economic and credit cycles.

The need for “high-touch” non-bank special servicers remains elevated as borrowers continue to seek solutions to their financial hardships. Special servicers have proven more willing and more well-equipped to perform the operationally intensive activities (e.g., collections, foreclosure avoidance and loan workouts) required to service credit-sensitive loans.

Residential Transitional Lending

The residential transitional lending (“RTL”) industry is intensely competitive, and we expect that it will remain so. Our subsidiary, Genesis Capital, competes nationally with other residential real estate lenders, including regional banks, private lending institutions and other specialized financial service providers. We compete for both experienced sponsors, including developers and investors in residential real estate, and attractive lending opportunities based on a number of factors, including the quality and range of our loan programs, brand recognition, business reputation, pricing, innovation, industry expertise and our ability to provide tailored solutions while managing our operating costs.

We face competitors of varying sizes with specialized financial, technical and marketing resources. Certain of our competitors may continue to raise capital to pursue lending strategies that may be similar to ours, which may create additional competition for lending opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, or may have lower return thresholds, allowing them to consider a wider variety of lending opportunities and establish broader networks of business relationships.

Despite this competitive landscape, we believe Genesis’ suite of loan programs, including new construction, bridge, build-to-rent, rental hold, fix and flip and vacation rental loans, provides us with a competitive advantage over regional community banks that have historically acted as primary providers of capital within this space. In 2024, Genesis originated 1,476 business purpose loans with a UPB of $3.6 billion.

Asset Management

Our Asset Management segment primarily operates through our wholly-owned subsidiaries, Sculptor and RCM Manager. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing with approximately $34.0 billion in AUM as of December 31, 2024. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles.

Sculptor pursues consistent, long-term performance by balancing the flexibility to act swiftly in ever changing markets with a rigorous diligence process that aims to minimize risk for clients. Sculptor continues to see strong momentum across the platform and capitalize on an attractive investment opportunity set, delivering strong risk-adjusted investment performance to fund investors. RCM Manager externally manages Rithm Property Trust and may in the future manage additional entities.

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

Investment Portfolio

Rithm Capital’s investment landscape has broadened over the years to include a wide range of products, including, but not limited to, residential mortgage loans, consumer loans, Non-Agency (as defined below) RMBS, Excess MSRs, servicer advances and SFR properties.

We believe that current investment conditions continue to create opportunities to invest in high quality assets in the financial services and real estate sectors at attractive risk-adjusted yields and provide for bespoke servicing opportunities and increased investment opportunities more generally across Rithm Capital’s areas of focus. We believe that the quality of housing collateral and borrower credit, along with high yields, creates a strong value proposition today. This current economic backdrop is expected to lead to increased liquidity needs among market participants, presenting attractive investment opportunities.

The finalized U.S. federal banking regulator proposals are expected to ease capital requirements. However, we expect a “higher for longer” interest rate environment to change banks’ asset liability management practices to shorten the duration of their assets as competition for deposits remains high. We also expect bank merger and acquisition activity to pick up, leading to portfolio restructurings that Rithm Capital foresees as further creating investment opportunities.

Evolving trends in the housing sector are putting pressure on homeowners. The housing market is currently characterized by a national inventory shortage, with significant regional variations. In the South and Southwest, inventory levels are rising, led by states such as Texas and Florida, which are experiencing an increase in supply. Conversely, inventory remains constrained in the Northeast and Midwest, creating stark regional disparities. These variations are driving divergence in home price trends across the country. Adding to the challenges, high mortgage rates and escalating insurance costs are exacerbating an already weak housing affordability landscape. Further compounding the issue is the prevalence of locked-in mortgages at low rates, causing many borrowers to opt to remain in their current homes rather than face higher borrowing costs.

The U.S. consumer is currently benefiting from favorable economic conditions, including low unemployment claims and modestly rising employment levels. These factors have supported robust consumer spending and overall financial strength. Additionally, wealth effects from accumulated home equity and gains in the stock market have further bolstered consumer confidence and purchasing power.

Fundamentals are favorable for MSRs. Prepayment speeds remain subdued as refinance volumes have dropped in the current high-rate environment. This has stabilized MSR cashflows, extending out mortgage cash flows as refinancing incentives have turned negative, while also providing limited opportunity for recapture. The affordability challenges posed by higher rates have also reduced home sales, with the drop in existing home sales suppressing contributions to speeds from housing turnover. Additionally, the “higher for longer” rate environment continues to benefit MSR investors by generating substantial float income, or interest earned on funds temporarily held and stable cash flows from our large MSR portfolio, reinforcing its value as a key asset.

Prepayment speeds remain subdued as refinance volumes have dropped in the current high-rate environment, thus providing limited opportunity for recapture. However, the “higher for longer” rate environment continues to benefit MSR investors by generating substantial float income, or interest earned on funds temporarily held and stable cash flows from our large MSR portfolio, reinforcing its value as a key asset.

Residential Mortgage Loans

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. The current market dynamics are marked by increasing home prices, strong credit quality of loans and rising yields, all of which enhance the appeal of the mortgage market to investors. These factors are driving a transition within the asset class, as it increasingly shifts into private hands. This shift is occurring away from lower-yielding agency mortgage-backed securities and problematic commercial real estate assets, toward National Association of Insurance Commissioners favorably rated mortgage loans, which offer more attractive risk-adjusted returns.

Non-Agency RMBS

Corporate credit spreads are currently at multi-year lows, reflecting strong demand for spread products across the private-label sector. This demand has been supported by the expansion of real estate loan products, including closed-end seconds, home equity lines of credit, home improvement loans and more. Despite high mortgage rates, this diversification has facilitated the issuance of additional private-label securitizations (“PLS”). These instruments provide locked-in borrowers with opportunities to monetize their home equity, further driving activity in the RMBS sector.

SFR Properties

We believe the fundamental long-term shortage of affordable housing in the U.S. has also contributed to the increased popularity of SFR properties. Our expectation is that the demand for SFR will continue, and we therefore believe there are attractive opportunities in the SFR sector. Using our established experience with residential real estate and our consumer-facing expertise, we believe we are well positioned to benefit from these compelling trends in SFR properties.

Consumer Loans

Consumer loans delinquencies are generally returning to pre-pandemic levels or are largely confined to recent loan originations with higher interest rates, limiting their broader impact on consumer stability. However, the overall financial position of consumers remains strong, but there has been a noticeable rise in delinquencies across both secured and unsecured consumer loans, particularly among recent originations. Contributing to this shift is the post-pandemic inflation of Fair Isaac Corporation (“FICO”) scores, driven by stimulus payments and excess savings, which temporarily masked underlying credit risks.

Rithm Capital believes it has the necessary experience and in-house capabilities to favorably position itself across specific product offerings and origination platforms in efforts to withstand an ever-changing macroeconomic backdrop.

Our Strategy

Rithm Capital has grown from solely a manager of MSRs into a diverse and opportunistic platform that includes its operating companies, investment portfolio and management of third-party products. Rithm Capital seeks to draw on its expertise in origination, servicing, asset valuation, structured finance and mergers and acquisitions, as well as in operations and restructuring in the financial services, credit and real estate sectors, to source, acquire, manage and seek to enhance the value of its investments. While we continue to grow and diversify our global asset management business, our legacy business lines remain important components of the Company, and we expect to continue to grow these business lines organically and through acquisitions.

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

Our Portfolio

Our portfolio, as of December 31, 2024 and 2023, is separated into the Origination and Servicing, our Investment Portfolio, Residential Transitional Lending and Asset Management segments as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
December 31, 2024
Investments	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Cash and cash equivalents	1,004,326	27,987	37,605	174,819	214,006	1,458,743
Restricted cash	207,724	49,126	33,555	18,038	—	308,443
Other assets	7,068,046	2,199,220	138,397	962,845	5,752	10,374,260
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,808,319	995,712	1,303,795	—	5,107,826
Total Assets	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
Debt	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
Other liabilities	4,725,155	433,762	29,999	104,879	235,846	5,529,641
Liabilities of consolidated CFEs(A)	—	2,361,345	860,123	1,126,776	—	4,348,244
Total Liabilities	26,693,512	5,898,595	2,637,429	1,663,461	1,269,650	38,162,647
Total Equity	5,724,744	1,565,143	801,646	844,669	(1,049,892)	7,886,310
Noncontrolling interests in equity of consolidated subsidiaries	9,687	41,707	—	39,942	—	91,336
Total Rithm Capital Stockholders’ Equity	$5,715,057	$1,523,436	$801,646	$804,727	$(1,049,892)	$7,794,974
Investments in Equity Method Investees	$24,488	$291,637	$13,352	$113,662	$—	$443,139
December 31, 2023
Investments	$19,014,526	$3,144,814	$1,879,319	$—	$—	$24,038,659
Debt	$17,116,565	$3,984,572	$1,537,008	$455,512	$546,818	$23,640,475
(A)Includes assets and liabilities of certain consolidated variable interest entities (“VIEs”) that meet the definition of collateralized financing entities (“CFEs”). The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

Origination and Servicing

Our Origination and Servicing businesses operate through our wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). Newrez ranks in the top five of lenders and servicers in the U.S., according to Insider Mortgage Finance’s report for 2024.

We have a multi-channel residential lending platform, offering purchase and refinance loan products. We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide borrowers with various products to ultimately originate both purchase and refinance loans across different market conditions. As further described below, we originate loans through our Retail channel, offer purchase, refinance and closed-end second opportunities to eligible new and existing servicing customers through our Direct to Consumer channel and purchase originated loans through our Wholesale and Correspondent channels. Our loan offerings include residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, RMBS and other securities that are issued by either public trusts or private label securitization entities (“Non-Agency” securities) and non-qualified residential mortgage (“Non-QM”) loans through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of agency residential mortgage loans issued by the GSEs or Ginnie Mae (“Agency” securities). We additionally originate closed-end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage.

We believe we combine operational excellence, modern proprietary technology, capital markets expertise, prudent risk management and a relentless focus on client service to deliver consistent high-quality service to our customers in both our Origination and Servicing businesses. In 2024, Newrez introduced its artificial intelligence (“AI”) initiative, called Rezi AI. Initial applications focus on efficiencies in servicing call centers, with a multi-year roadmap aimed at driving improvements across the platform. See “Item 1A. Risk Factors—Risks Related to our Business—The development and use of AI technology could lead to legal or regulatory actions, harm our reputation or have a significant negative impact on our business.”

Our channels consist of:

•Direct to Consumer — Our Direct to Consumer channel originates loans directly to borrowers and is highly focused on meeting the financing needs of our existing servicing customers. When our existing customers choose us for their refinancing needs, we can not only benefit from the gain on sale on the newly originated loan but can also benefit from retaining the newly created MSR. Newrez’s customer retention strategy also seeks to maximize purchase “recapture” to benefit from the new origination when an existing borrower purchases a new home, allowing Newrez to retain the customer relationship and increase customer lifetime value.

•Retail/JV — Our Retail/JV channel employs loan officers who are located and involved in the communities they service and have relationships with realtors, home builders and other referral sources. These referral relationships are integral to our success in the purchase mortgage market. We also have joint venture partnerships with realtors, homebuilders and mortgage banks as well as traditional distributed retail business units. As of December 31, 2024, employee count for our Retail division, including joint venture partnerships, was 453 employees across 159 locations.

•Wholesale — Our Wholesale channel originates residential mortgage loans through customer loan applications submitted by select mortgage brokers, community banks and credit unions. While the loans are sourced through third parties, we underwrite and fund these loans according to our own quality and compliance monitoring standards. We provide these select mortgage brokers, community banks and credit unions with differentiated products and pricing, as well as superior customer service through our experienced salesforce and our proprietary technologies.

•Correspondent — Our Correspondent channel purchases closed residential mortgage loans that meet our specific credit and underwriting criteria from community banks, credit unions and independent mortgage banks and funds them in our own name. In this capacity, we play an important role in providing efficient capital markets access to these institutions. Our Correspondent channel is an important component of our strategy to grow our customer base and add to our MSR portfolio.

We generally service all of the loans that we originate, which provides us connectivity with our borrowers throughout the lifecycle of their loan. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicer, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure.

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

Our servicing business includes owned MSRs primarily serviced by Newrez. As of December 31, 2024, 88.9% of the underlying UPB of mortgage related to owned MSRs is serviced by Newrez.

Our servicing business also includes subservicing for third-party clients, including performing loan servicing, special servicing (high touch customer service requires more frequent customer outreach than performing loan servicing and involves higher staffing levels and sub-servicing fees to support such higher staffing levels) and recovery options for deeply delinquent loans. We generally earn tiered subservicing fees based on delinquency status and performance requirements, as well as ancillary income on each loan serviced. Because of our specialty in “high-touch servicing,” we believe we are favorably positioned to navigate through various economic and credit cycles.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and capital markets notes. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a base fee and an Excess MSR. The base fee is the amount of compensation for the performance of servicing duties (including advance obligations) and the Excess MSR is the amount that exceeds the base fee. These borrowings are primarily recourse debt and bear either fixed or variable interest rates, which are offered by the counterparty for the term of the notes for a specified margin over the Secured Overnight Financing Rate (“SOFR”). However, this year we completed a first-of-its kind non-recourse term financing of MSRs. The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis, and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

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

Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain PLS generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our servicer advance investments or MSRs.”

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

We largely invest in government-backed securities (Agency RMBS and U.S. Treasury securities), which are generally meant to act as a hedge to our MSR portfolio and provide additional qualifying assets and income for the purposes of meeting the REIT requirements. We finance investments in government-backed securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. Other types of Agency RMBS and other related financial instruments in which we have invested or may invest are set forth below:

•Mortgage Pass-Through Certificates: Mortgage pass-through certificates are securities representing interests in “pools” of residential mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the residential mortgage loans that underlie the securities, net of fees paid in connection with the issuance of the securities and the servicing of the underlying residential mortgage loans.

•Interest Only Agency RMBS: This type of security only entitles the holder to interest payments. The yield to maturity of interest only Agency RMBS is extremely sensitive to the rate of principal payments (particularly prepayments) on the underlying pool of residential mortgage loans. If we decide to invest in these types of securities, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

•To-Be-Announced Forward Contract Positions (“TBAs”): We utilize TBAs in order to invest in Agency RMBS. Pursuant to these TBAs, we agree to purchase or sell for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered would not be identified until shortly before the TBA settlement date. Our ability to purchase Agency RMBS through TBAs may be limited by the income and asset tests applicable to REITs.

•Specified RMBS: Specified RMBS are pools created with loans that have similar characteristics, such as loan balance, FICO, coupon and prepayment protection. We invest in these securities to take advantage of particularly attractive prepayment-related or structural opportunities in the Agency RMBS markets.

Our Origination and Servicing segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. These subsidiaries and investments include: DGG RE Investments LLC d/b/a Guardian Asset Management (“Guardian”), which is a national provider of field services and property management services, eStreet Appraisal Management LLC (“eStreet”), which provides appraisal valuation services, and Avenue 365 Lender Services, LLC (“Avenue 365”), which provides title insurance and settlement services to Newrez.

Investment Portfolio

Our Investment Portfolio primarily consists of residential mortgage loans, SFR properties, consumer loans, Non-Agency RMBS, Excess MSRs and servicer advance investments. The majority of our residential mortgage loan portfolio is serviced in-house. With respect to our Excess MSRs, servicer advance investments and consumer loans, we engage third-party servicers to service the loans, or loans underlying the investments, as applicable. As of December 31, 2024, our third-party Servicing Partners include, but are not limited to, Mr. Cooper Group Inc. (“Mr. Cooper”), PHH Mortgage Corporation (“PHH”), Valon Mortgage, Inc. (“Valon”), Fay Financial LLC (“Fay”), Systems and Services Technologies, Inc. and OneMain Holdings, Inc.

Additionally, our commercial real estate platform is part of our Investment Portfolio and is focused on growing a direct lending platform and a leading CRE asset management business through our in house operator partner, GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, leasing and construction support.

Residential Mortgage Loans

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights.

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that, at the time of acquisition, it is likely the borrower will continue making payments in accordance with the contractual loan terms. Purchased non-performing loans means that, at the time of acquisition, it is not likely that the borrower will make payments in accordance with contractual loan terms (i.e., credit-impaired). We consider the delinquency status, loan-to-value (“LTV”) ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements are subject to margin calls only after certain “margin holiday” triggers are hit.

Single-Family Rental Properties

Our subsidiary, Adoor LLC (“Adoor”), is focused on the acquisition and management of our SFR property business. Our strategy with respect to the SFR property business involves purchasing, renovating, maintaining and managing a large number of geographically diversified high-quality residential properties and leasing them to qualified tenants, including through the purchase of residential properties in “build-to-rent” (“BTR”) communities and leasing them to qualified tenants.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital as well as local, state and federal regulations. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include painting, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Additionally, we have acquired and are continuing to acquire additional homes through the purchase of BTR communities and portions of BTR communities from regional and national home builders. Our operating results are impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

Our revenues are derived primarily from rents collected from tenants for our SFR properties pursuant to lease agreements which typically have a term of one to two years. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate.

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

Our Investment Portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our strategic partnership with Darwin Homes, Inc. (“Darwin”) to run a property management platform, Adoor Property Management LLC (“APM”). All of our SFR properties are currently managed through APM.

Consumer Loans

We pursue various types of investments as the market evolves, including opportunistic investments in consumer loans. Our portfolio consists of consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital through certain limited liability companies (together, the “Consumer Loan Companies”). We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028.

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (including the rules promulgated thereunder, the “Dodd-Frank Act”). We also retain and own bonds from our consolidated private label mortgage securitizations, which we eliminate in consolidation. The equity value is reflected in assets of consolidated CFEs and liabilities of consolidated CFEs on the consolidated balance sheets.

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

Excess MSRs

Investments in Excess MSRs represent the MSR servicing fee component exceeding the base fee. Excess MSR assets include Rithm Capital’s ownership of Excess MSRs and associated recapture agreements acquired from and serviced by Mr. Cooper.

Servicer Advance Investments

Our servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the base fee component of the related MSR.

Residential Transitional Lending

Through our wholly-owned subsidiary Genesis, we specialize in originating and managing a portfolio of primarily short-term business purpose mortgage loans to fund single-family and multi-family real estate developers with construction, renovation and bridge loans as set forth below.

•Construction — Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of such properties.

•Renovation — Acquisition or refinance loans for properties requiring renovation, excluding ground-up construction.

•Bridge — Loans for initial purchase, refinance of completed projects or rental properties.

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

We receive loan origination fees, or “points.” These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. We also earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or extension or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor and RCM Manager. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. RCM Manager externally manages Rithm Property Trust and may in the future manage additional entities.

As of December 31, 2024, Sculptor managed $34.0 billion of AUM. AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the open-ended funds or gross asset value of real estate funds, (ii) uncalled capital commitments and (iii) par value of collateralized loan obligations (“CLOs”).

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

Growth in AUM in Sculptor’s funds and positive investment performance of Sculptor’s funds drive growth in our Asset Management revenue and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

The Asset Management business generates its revenues primarily through Sculptor management fees and incentive income.

Management fees are generally calculated based on a percentage of the AUM we manage. Management fees for certain of our closed-end funds are based on invested capital. Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

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

Investment Guidelines

We make decisions about our investments in accordance with broad investment guidelines adopted by our board of directors to evaluate specific investments. Our general investment guidelines prohibit any investment that would cause us to fail to qualify as a REIT and any investment that would cause us to be regulated as an investment company. Accordingly, we may, without a stockholder vote, change our target asset classes and acquire a variety of assets that may differ from, and are possibly riskier than, our current portfolio, as long as they are within such guidelines. Additionally, these investment guidelines may be changed by our board of directors without the approval of our stockholders. If our board of directors changes any of our investment guidelines, we will disclose such changes in our next required periodic report.

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

Our interest rate risk management techniques may include:

•interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions;
•puts and calls on securities or indices of securities;
•U.S. Treasury securities, options on U.S. Treasury securities and U.S. Treasury securities payable;
•TBAs; and
•other similar financial instruments

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

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may also engage in a variety of interest rate risk management techniques that seek on one hand to mitigate the influence of interest rate changes on the values of some of our assets and on the other hand help us achieve our risk management objectives. The U.S. federal income tax rules applicable to REITs may require us to implement certain of these techniques through a domestic taxable REIT subsidiary (“TRS”) that is fully subject to U.S. federal corporate income taxation.

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

Regulations

We are subject to numerous legal and regulatory frameworks across our business lines. For one, the mortgage industry is subject to a highly complex legal and regulatory framework, and our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the Federal Trade Commission (the “FTC”), the U.S. Department of Housing and Urban Development (“HUD”), the VA, the SEC and various state licensing, supervisory and administrative agencies. Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. Regulatory enforcement and fines have also increased across the financial services sector. From time to time, we also receive requests from such governmental authorities for records, documents and information relating to the policies, procedures and practices of our loan servicing, origination and collection activities. In addition, we are also subject to periodic reviews and audits from the GSEs, Ginnie Mae, the CFPB, HUD, USDA, VA, state regulatory agencies and others. The legal and regulatory environment in which we operate is also constantly evolving as statutes, regulations and practices, and interpretations thereof, that are in place may be amended or otherwise change, and new statutes, regulations and practices may be enacted, adopted or implemented. We expect to continue to face regulatory scrutiny as an organization and as a participant in the mortgage sector.

We and our subsidiaries must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act (the “FTCA”), the Telephone Consumer Protection Act, the Equal Credit Opportunity Act, as well as individual state licensing, privacy, foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our subsidiaries’ businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and such statutes mandate certain disclosures and notices to borrowers. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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

Further, we are subject to the registration and reporting provisions and requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are therefore subject to regulation and oversight by the SEC. As a company with a class of securities listed on the NYSE, we are also subject to the rules and regulations of the NYSE. Certain of our wholly-owned subsidiaries, including, but not limited to, Sculptor and RCM Manager, are registered with the SEC as investment advisers under the Advisers Act, and we may have additional subsidiaries that register as investment advisers in the future and are subject to the various requirements under the Advisers Act and the rules and regulations promulgated thereunder. In addition, among other rules and regulations, we are subject to regulation by the Department of Labor under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”). As a registered commodity pool operator and a registered commodity trading advisor, we are subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Sculptor’s United Kingdom (“UK”) sub-adviser is subject to regulation by the UK Financial Conduct Authority (“FCA”) and Sculptor’s Hong Kong sub-adviser is subject to regulation by the Hong Kong Securities and Futures Commission (“SFC”). Our investment activities around the globe are subject to a variety of regulatory regimes that vary country by country including in the UK and in Hong Kong. In certain jurisdictions, including the U.S., the European Union (“EU”) and the UK, we are also subject to risk retention regulations applicable to securitizations and similar transactions, including CLOs and other transactions that we manage or may manage in the future, which may require us to retain a portion of the securities or other interests issued in some of these CLOs and other transactions, whether in order to satisfy compliance obligations directly applicable to us or in response to investor demands based on regulatory requirements imposed on such investors.

We also must comply with federal, state, local and foreign laws related to data privacy and the handling of non-public personal financial information of our customers, including the California Consumer Protection Act, which went into effect in January 2020, as amended by the California Privacy Rights Act, which went into effect in January 2023 (collectively, “CCPA”), the European Union General Data Protection Regulation 2016/679 and applicable national supplementing laws (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR” and, together with the EU GDPR, the “GDPR”) and similar laws, which limit how companies can use customer data and impose obligations on companies in their management of such data. More specifically, the CCPA grants data privacy rights to consumers, while imposing operational requirements for us. Failure to comply with the CCPA is met with a statutory damages framework and private rights of action against businesses that do not implement reasonable security policies and procedures to prevent data breaches. Several other states have enacted similar legislation, and many other states are currently considering similar legislation. The service providers we use, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Changes to laws, regulations or regulatory policies or their interpretation or implementation and the continued heightening of regulatory requirements could affect us in substantial and unpredictable ways, including damaging our reputation and being subject to fines, legal liabilities or other penalties.

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

As a REIT, we generally pay no federal, state or local income tax on income that is currently distributed to our stockholders if we distribute at least 90% of our current taxable income each year. We hold certain assets, including servicer advance investments, consumer loans, and MSRs, in TRSs that are subject to federal, state and local income tax because these assets either do not qualify under the REIT requirements or the status of these assets is uncertain. We also operate our securitization program and our servicing and origination and asset management businesses through TRSs.

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

Competition

Our overall success depends, in large part, on our ability to acquire target assets on terms consistent with our business and economic model. In acquiring these assets, we expect to compete with banks, REITs, independent mortgage loan originators and servicers, private equity firms, alternative asset managers, hedge funds and other large financial services companies, as well as technology-oriented platforms, often referred to as “disruptors,” across the broader real estate and financial services industry. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could lead them to offer higher prices for assets that we might be interested in acquiring and cause us to lose bids for those assets. In addition, other potential purchasers of our target assets may be more attractive to the sellers of such assets if the sellers believe that these other potential purchasers could obtain any necessary third-party approvals and consents more easily than we could.

Newrez competes with both non-bank and bank lenders and servicers across a variety of industry segments. Loan production faces intense competition primarily on the basis of product offerings, brand recognition, technical knowledge, speed of execution, rates and fees. Servicing competes primarily on the price, experience, quality and efficiency of execution and servicing performance. Potential counterparties also assess our ability to demonstrate compliance with local, state and federal regulations and to improve technology and processes while controlling our costs.

The asset management industry is intensely competitive, and we expect that it will remain so. We compete globally and regionally with other alternative asset and investment managers, including hedge funds, public and private investment firms, distressed debt funds, mezzanine funds and other CLO issuers, real estate development companies, business development companies, investment banks and other financial institutions worldwide. We compete for both investors in our funds and attractive investment opportunities based on a number of factors, including investment performance, brand recognition, business reputation, pricing, innovation, the quality of services we provide to the investors in our funds, the range of products we offer and our ability to attract and retain qualified professionals in all aspects of our business while managing our operating costs. We face competitors that are larger than we are and have greater financial, technical and marketing resources. Certain of our competitors may continue to raise capital to pursue investment strategies that may be similar to ours, which may create additional competition for investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments than we do, or may have lower return thresholds, allowing them to consider a wider variety of investments and establish broader networks of business relationships. They may also be subject to different regulatory requirements, which may give them greater flexibility to pursue investment opportunities or attract new capital to their funds. For additional information regarding the competitive risks that we face, see “Risk Factors—Risks Related to Our Recent Acquisitions—Competitive pressures in the asset management business could materially adversely affect our business, financial condition or results of operations.”

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

Human Capital

Our executive management team oversees human capital resources and employment practices, ensuring employees are strategically aligned with our goals and business plans as a manager of assets and investments in real estate and financial services industries. As of December 31, 2024, we have 6,045 employees, none of whom are represented by a labor union or covered by a collective bargaining agreement.

The table below summarizes the number of our employees by segment:

Segment	Number of Employees
Origination and Servicing	5,087
Investment Portfolio	236
Residential Transitional Lending	144
Asset Management	320
Corporate Category	258
Total	6,045

At Rithm Capital, we believe our employees are among our most valuable resources. We seek talented, driven and diverse individuals who work together to positively impact our team members, clients, shareholders and the communities we serve.

Rithm Capital’s human capital team oversees the employee life cycle, managing recruitment, training, development and promotion with a focus on specific functional criteria. For investment team roles, we prioritize candidates with substantial experience, expertise and strong industry relationships. For specialized roles, we collaborate and partner with expert external recruiting agencies as needed to assist in recruiting efforts.

We are committed to incorporating best practices at every stage of the employee life cycle to promote a more diverse and inclusive workplace, including through recruiting, training, development and promotion.

As an equal opportunity employer, we are dedicated to hiring, developing and supporting a diverse workforce. We recruit, hire, assign and promote without regard to race, national origin, religion, age, color, sex, pregnancy, sexual orientation, gender identity or expression, disability, genetic information, veteran status or any other characteristic protected by law.

To support new employees, we design tailored onboarding and training plans to ensure success from day one. We reward performance based on merit and contributions, in compliance with Equal Employment Opportunity Commission standards.

We maintain policies that uphold high ethical standards, corporate governance and robust internal controls to deliver exceptional service to our clients and enhance stockholder value. We are committed to a workplace free of harassment, discrimination and retaliation. To reinforce this commitment, we maintain an open-door policy for conflict resolution and require annual interactive harassment prevention training for all employees and managers, in accordance with applicable laws.

Rithm Capital regularly re-evaluates its internal policies, including codes of ethics, corporate governance, anti-discrimination, harassment prevention, retaliation policies and related complaint procedures. Additionally, we work collaboratively to ensure our commitment to fostering a diverse and inclusive workplace are consistently reflected across our operating companies.

Compensation and Benefits

We recognize employee engagement and retention as critical to our success and are committed to fostering an equitable work environment where growth and advancement are prioritized. To reward and retain top talent while attracting new team members, we provide a competitive compensation and benefits package aligned with industry standards.

We strive to recognize and reward exceptional performance through formal annual reviews and encourage managers to provide real-time feedback to their teams. Our compensation structure includes fixed and variable pay, such as base salary, cash bonuses and equity-based compensation, tailored to employee position, seniority and merit.

Additionally, we offer a comprehensive benefits package, including medical, dental and vision coverage, life and long-term disability insurance, critical illness coverage, supplemental accident insurance and commercially competitive paid time off. As part of our benefits program, we have an Employee Assistance Program (“EAP”) to provide employees and their household members with help in difficult personal and professional situations.

Legal Proceedings

For a discussion of our legal proceedings, see Item 3. “Legal Proceedings” in this report.

Corporate Governance

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors, and the Audit, the Nominating and Corporate Governance, the Compensation and the Regulatory committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and codes of business conduct and ethics, which delineate our standards for our officers, directors and employees.

Website Access to Rithm Capital Reports

Rithm Capital files annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.rithmcap.com. We make available, free of charge through our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the “Investors—Governance” section are charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and policies, including our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

We cannot assure you that we will be able to successfully operate our business or implement our operating policies and strategies. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses, satisfy our debt obligations and pay dividends to our stockholders. Additionally, we may initiate new business activities or expand existing business activities, which could expose us to new risks and regulatory compliance requirements. Our results of operations and our ability to make or sustain distributions to our stockholders depend on several factors, including the availability of opportunities to acquire attractive assets or make attractive investments, the performance of our funds, our ability to integrate acquired businesses, the level and volatility of interest rates, the performance of our origination and servicing businesses, the availability of adequate short- and long-term financing and conditions in the real estate market, the financial markets and economic conditions.

The value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.

When we make investments, we base the price we pay on, among other things, our projection of the cash flows from the investments. We generally record such investments on our balance sheet at fair value and measure their fair value on a recurring basis. Our projections of the cash flows from our investments, and the determination of the fair value thereof, are based on assumptions about various factors, including, but not limited to:
•expected and historical trends;
•rates of prepayment and repayment of the underlying loans;
•potential fluctuations in prevailing interest rates and credit spreads;
•rates of delinquencies and defaults, and related loss severities;
•costs of engaging a subservicer to service MSRs;
•market discount rates;

•recapture rates (for Excess and Full MSRs); and/or
•amount and timing of servicer advance and recoveries (for servicer advance investments and servicer advance receivables).

Our assumptions could differ materially from actual results. The use of different estimates or assumptions in connection with the valuation of these investments could produce materially different fair values, which could have a material adverse effect on our consolidated financial position and results of operations. A valuation is only an estimate of value and is not a precise measure of realizable value. Ultimate realization of the market value of a private asset depends to a great extent on economic and other conditions beyond our control. Valuations do not necessarily represent the price at which a private investment would sell, as market prices of private investments can only be determined by negotiation between a willing buyer and seller. The ultimate realization of the value of our investments may be materially different than the fair values reflected in our consolidated financial statements.

Significant and widespread decreases in the fair values of our assets could result in:
•impairment of goodwill or indefinite-lived intangible assets;
•breaches of financial covenants under borrowing facilities (related to liquidity, net worth, or leverage);
•immediate repayment obligations under these facilities and other credit agreements ;
•cross-defaults under other debt agreements or facilities
•constrain dividend distributions;
•limit capital-raising initiatives; and/or
•require financial restatements, eroding investor confidence.

While we may engage in discussions with financing counterparties regarding covenant breaches, there is no assurance they would negotiate terms or agree to amendments. A sustained reduction in cash flows could materially impair our ability to pay dividends to stockholders at expected levels or at all. Significant decrease in fair value could cause regulatory inquiries into financial reporting practices.

Prepayment and Delinquency Exposure

Our expectation of prepayment rates is a significant assumption underlying our cash flow projections. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. A significant increase in prepayment rate may materially reduce ultimate cash flows and/or interest income, potentially resulting in fair value write-downs. This decrease in fair value of investments could exceed acquisition costs or require non-cash charges that negatively impact financial results.

Delinquency rates also have a significant impact on the value of our investments. Increases in borrower delinquencies defer MSR revenue since it limits current collections to performing loans, strain servicer advance financing capacity (necessitating additional financing on unfavorable terms), and accelerate loss severities in RMBS or loan portfolios. Sustained delinquency spikes diminish portfolio fair values, reduce recoveries on servicer advances, and may trigger foreclosure-related decreases in interest income.

Recapture Agreement Limitations

We are party to several “recapture agreements” with Servicing Partners whereby our MSR or Excess MSR is retained if the applicable Servicing Partner originates a new loan using proceeds to repay a loan underlying an existing MSR/Excess MSR in our portfolio. While these agreements aim to mitigate prepayment impacts from rising voluntary prepayment rates, there are no assurances counterparties will meet contractual recapture targets or that such arrangements will apply to future MSR/Excess MSR investments.

Failure to meet anticipated recapture targets could significantly reduce servicing cash flows on affected pools, materially adversely impacting the value of our MSR/Excess MSR investments and, consequently, our business, financial condition, results of operations, and cash flows. These agreements apply exclusively to MSRs and Excess MSRs, with no comparable arrangements for other portfolio assets.

Current recapture targets for active agreements are disclosed in Note 19 to our consolidated financial statements . There are no guarantees counterparties will enter into similar arrangements for future investments in MSRs or Excess MSRs.

Illiquid Asset Valuation Uncertainties

We, and our funds, invest in various assets for which there is no active market. In addition to the assumptions detailed above, our valuations for non-market-traded assets could incorporate:
•third-party bid/ask price evaluations (including executable quotes from market participants);
•stress-tested cash flow projections under multiple economic scenarios;
•sector-specific risk assessments accounting for industry distress;
•trading prices of comparable publicly traded financial instruments; and/or
•restrictions on transferability and marketability discounts.

The absence of active secondary markets creates challenges, particularly for investments in distressed sectors subject to rapid value deterioration from company-specific or industry developments. Realizations at values significantly lower than carrying amounts could result in:

•losses for applicable funds;
•declines in management fees and loss of potential incentive income;
•investor redemptions and litigation risks; and/or
•regulatory scrutiny of valuation methodologies, policies, and disclosures.

The servicing of residential mortgage loans subjects certain of our subsidiaries and our Servicing Partners to various operational risks that could have a negative impact on our financial results.

Certain subsidiaries of Rithm Capital perform various mortgage and real estate related services and have origination and servicing operations, which entail borrower-facing activities and employing personnel. Additionally, Rithm Capital engages various Servicing Partners, which are subject to many of the same risks.

The value of certain of our investments, including our interests in MSRs, is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. Our interests in MSRs relate to loans serviced or subserviced, as applicable, by us or by our Servicing Partners. As disclosed in Notes 5, 13 and 14 to our consolidated financial statements, certain of our Servicing Partners service and/or subservice a portion of our interests in MSRs. If any of these Servicing Partners is the named servicer of the related MSR, or if Newrez is the servicer, and is terminated, its servicing performance deteriorates, or in the event that any of them files for bankruptcy, our expected returns on these investments could be severely impacted.

The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of Non-Agency RMBS (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage, or, if we are engaged as subservicer, our duties, to service the loans underlying our MSRs are contained in subservicing agreements and may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of Non-Agency RMBS). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) or an Agency terminate the servicer (regardless of whether such servicer is a subsidiary of Rithm Capital or one of its subservicers), the servicer’s right to service the related mortgage loans will be extinguished and the related interests in MSRs would under most circumstances lose all value on a go forward basis. Any recovery in such circumstances, in the case of Non-Agency RMBS, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer. See “—We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. We have significant counterparty concentration risk in certain of our Servicing Partners, and we rely on our Servicing Partners to achieve our investment objective for certain investments and have no direct ability to influence their performance.”

Additionally, loss mitigation techniques are an obligation of the servicer and intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If we or any of our Servicing Partners fail to adequately perform their loss mitigation obligations, we could be required to make or purchase, as applicable, servicer advances in excess of those that we might otherwise have had to make or purchase and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we or, in the case of Mr. Cooper, the co-investors, are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our servicer advance investments.

Favorable servicer ratings from third-party rating agencies, such as S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in Newrez’s servicer rating, NRM’s servicer rating or a Servicing Partner’s servicer ratings could have an adverse effect on the value of our interests in MSRs and result in an event of default under our financings. Downgrades in servicer ratings could adversely affect our ability to finance our assets and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of financing that a Servicing Partner or we may seek in the future. Our or a Servicing Partner’s failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments.

In the ordinary course of business, servicers, including Newrez and our Servicing Partners, MSRs and servicer advances are each subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions which could adversely affect their reputation and their liquidity, financial position and results of operations. Mortgage servicers, including certain of our Servicing Partners, have experienced heightened regulatory scrutiny and enforcement actions, and our Servicing Partners could be adversely affected by the market’s perception that they could experience, or continue to experience, regulatory issues. If the Servicing Partner actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, and could lead to civil and criminal liability, loss of licensing, damage to our reputation and litigation, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. See “Risks Related to the Financial Markets and Our Regulatory Environment—Certain of our subsidiaries and Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.”

Additionally, servicers are subject to as various other risks, including, but not limited to those pertaining to:

•risks related to compliance with applicable laws, regulations and other requirements (see also “—Risks Related to the Financial Markets and Our Regulatory Environment—Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, and our subsidiaries’ business results may be significantly impacted by the existing and future laws and regulations to which they are subject. If our subsidiaries performing mortgage lending and servicing activities fail to operate in compliance with both existing and future statutory, regulatory and other requirements, our business, financial condition, liquidity and/or results of operations could be materially and adversely affected.”);
•significant increases in delinquencies for the loans;
•financing related servicer advances and the origination business;
•expenses related to servicing high risk loans;
•unrecovered or delayed recovery of servicing advances;
•a general risk in foreclosure rates, which may ultimately reduce the number of mortgages that we service (see also “—The residential mortgage loans underlying the securities we invest in and the loans we directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.”);
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

A number of lawsuits, including class actions, have been filed against mortgage servicers alleging improper servicing in connection with residential Non-Agency mortgage securitizations. Investors in, and counterparties to, such securitizations may commence legal action against us and responding to such claims, and any related losses, could negatively impact our business. The number of counterparties on behalf of which we service loans significantly increases as the size of our Non-Agency MSR portfolio increases, and we may become subject to claims and legal proceedings, including purported class actions, in the ordinary course of our business, challenging whether our loan servicing practices and other aspects of our business comply with applicable laws, agreements and regulatory requirements. We are unable to predict whether any such claims will be made, the ultimate outcome of any such claims, the possible loss, if any, associated with the resolution of such claims or the potential impact any such claims may have on us or our business and operations. Regardless of the merit of any such claims or lawsuits, defending any claims or lawsuits may be time consuming and costly, and we may be required to expend significant internal resources and incur material expenses, and management time may be diverted from other aspects of our business, in connection therewith. Further, if our efforts to defend any such claims or lawsuits are not successful, our business could be materially and adversely affected. As a result of investor and other counterparty claims, we could also suffer reputational damage and trustees, lenders and other counterparties could cease wanting to do business with us.

Failure to successfully modify, resell or refinance early buyout loans or defaults of early buyout loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

As a mortgage servicer, we have an early buyout (“EBO”) option for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of December 31, 2024, Rithm Capital holds approximately $2.7 billion in residential mortgage loans subject to repurchase on its consolidated balance sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased, because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or a default of a significant portion of the repurchased Ginnie Mae loans may adversely affect our business, financial condition, liquidity and results of operations.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties, and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties, and such approvals may not be provided on a timely basis or at all or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the Federal Housing Finance Agency (“FHFA”) with respect to agency MSRs and securitization trustees, master servicers, depositors, rating agencies and insurers, among others, with respect to Non-Agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to Non-Agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions. Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. We have significant counterparty concentration risk in certain of our Servicing Partners, and we rely on our Servicing Partners to achieve our investment objective for certain investments and have no direct ability to influence their performance.

The value of certain of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. With respect to our Servicing Partners, we have significant counterparty risk. For example, as of December 31, 2024, 24% of our whole loan portfolio is serviced by Fay and 15% is serviced by ServBank. In addition, a large portion of the loans underlying our Non-Agency RMBS are serviced by certain of our Servicing Partners, with 24% of our Company-issued Non-Agency RMBS being serviced by Mr. Cooper and 23% being serviced by Onity as of December 31, 2024. As a result, we could be materially and adversely affected if one of our Servicing Partners is unable to adequately carry out its duties as a result of:

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

See “—The servicing of residential mortgage loans subjects certain of our subsidiaries and our Servicing Partners to various operational risks that could have a negative impact on our financial results.”

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

Our asset management business, including Sculptor and its funds and RCM Manager and any entities it manages, is subject to certain risks related to the asset management business, the management of funds, the management of other entities, including other publicly traded entities, permanent capital vehicles or non-traded REITs, and the related regulatory environment, which include, but are not limited to:

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
•Investment Professionals. Our business and financial condition may be materially adversely impacted by the loss of any of our key investment and non-investment professionals. Our ability to retain and attract managing directors and other investment professionals is critical to the success and growth of our business.
•Leverage Risk. Our funds or other entities that we manage (collectively, “Client Accounts”) may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value and enhances the possibility of a significant loss in the value of the investments in our funds.
•Diligence Risk. The due diligence process that we undertake in connection with investments by our Client Accounts may not reveal all facts that may be relevant in connection with making an investment.
•Liquidity Risk. Our Client Accounts may invest in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal investments. See “—Many of our investments may be illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them.”
•Valuation Risk. Valuation methodologies for certain assets in our Client Accounts are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds. See “—The value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results.”
•Minority Investments. Our Client Accounts make investments in companies that we do not control, exposing us to the risk of decisions made by others with whom we may not agree. Those investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions contrary to our expectations, with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. In addition, we may make investments in which we share control over the investment with co-investors, which may make it more difficult for us to implement our investment approach or exit the investment when we otherwise would. If any of the foregoing were to occur with respect to one or more significant investments, the value of such investments by our funds could decrease and our business, financial condition or results of operations could suffer as a result.
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
•Regulatory Risk. Tariffs, sanctions and other restrictions imposed by the U.S. government, and the potential for further regulatory reform, may create regulatory uncertainty and adversely affect our investment strategies and the profitability of our funds. See “—Risks Related to the Financial Markets and Our Regulatory Environment.”
•Hedging and Risk Management. Risk management activities may materially adversely affect the return on our funds’ investments. When managing our funds’ exposure to market risks, we may from time to time use hedging strategies and if our risk management processes and systems are ineffective, we may be exposed to material unanticipated losses. See “—Any hedging transactions that we enter into may limit our gains or result in losses.”
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

We are also subject to risks specific to our management of Rithm Property Trust. We are subject to conflicts of interest arising out of RCM Manager's management of Rithm Property Trust, and all of our executive officers may have conflicts between their duties to Rithm Capital and their duties to Rithm Property Trust as its manager. Additionally, we face risks in connection with the allocation of investment opportunities in the commercial real estate sector between Rithm Capital and Rithm Property Trust. Further, Mr. Nierenberg, our Chief Executive Officer, Chairman of our Board of Directors and President also serves as the Chief Executive Officer and a member of the Board of Directors of Rithm Property Trust, and we also hold an investment in the common stock of Rithm Property Trust, which may lead us to focus on certain asset acquisitions, dispositions or management objectives over others which could have been accretive to Rithm Property Trust. For further discussion on potential conflicts of interest, see “—Our failure to appropriately manage or address conflicts of interest could damage our reputation and adversely affect our business, financial condition and results of operations."

In addition, Rithm Property Trust may elect not to renew the Rithm Property Trust Management Agreement, even without cause. The Rithm Property Trust Management Agreement is in effect until June 11, 2027 and then automatically renews for successive two-year terms. However, with the consent of two-thirds of Rithm Property Trust's independent directors, and upon providing 180-days’ prior written notice, Rithm Property Trust may elect not to renew the Rithm Property Trust Management Agreement. Termination or non-renewal of the Rithm Property Trust Management Agreement would result in the loss of our incentive income therefrom and may adversely affect our business, financial condition and results of operations.

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

We have, through our subsidiary Sculptor, experienced and may again experience periods of rapid growth and significant declines in AUM, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.

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

As we expand the number and scope of our business, we increasingly confront potential conflicts of interest relating to our investment activities and the investment activities of our Client Accounts. Our Client Accounts have overlapping investment objectives, and certain investment objectives of Client Accounts additionally overlap with investment objectives of Rithm Capital or one of Rithm Capital's operating companies. Potential conflicts arise with respect to our decisions regarding how to allocate investment opportunities among us and Client Accounts and our various operating companies and affiliates. For example, we may allocate an investment opportunity that is appropriate for two Client Accounts and/or Rithm Capital in a manner that excludes one or more Client Accounts and/or Rithm Capital or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, among other factors. Additionally, a decision to acquire material non-public information about a company while pursuing an investment opportunity for a particular Client Account or for Rithm Capital gives rise to a potential conflict of interest when it results in our having to restrict the ability of other Client Accounts or operating companies to buy or sell securities in the public markets. Investors in Client Accounts (whether fund investors or the public stockholders of entities we manage) and our public stockholders may perceive conflicts of interest regarding investment decisions.

In addition, the challenge of allocating investment opportunities to certain Client Accounts and Rithm Capital may be exacerbated as we expand our business to include more lines of business, including as we expand our asset management business. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with investors in our Client Accounts and our public stockholders.

Our affiliates or portfolio companies may be service providers or counterparties to our Client Accounts or their portfolio companies and may receive fees or other compensation for services that are not shared with our Client Accounts. In such instances, we may be incentivized to cause our Client Accounts or their portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While we believe we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

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

We, our operating companies and portfolio companies in which our funds invest are subject to increasing scrutiny from advocacy groups, government agencies and the general public over various ESG matters. For example, transition risks related to climate change, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of real estate. Such restrictions and requirements could impact our investment strategy or could increase costs for certain of our operating companies, which could adversely affect our results of operations. Further, significant physical effects of climate change, including extreme weather events such as hurricanes, wildfires or floods, have had and could in the future have an adverse impact on the businesses of certain of our operating companies. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or violent weather events, such as the recent wildfires in Los Angeles County, California, have had and could in the future have an adverse or material impact on properties owned by our subsidiaries through physical damage to, or a decrease in demand for, properties in the areas affected by these conditions. See also “—The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and financial condition.”

Additionally, ESG concerns and other sustainability matters and our response to these matters could harm our business, including in areas such as human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and consideration of ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we or our operating companies are unable to adequately address such ESG matters or fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation, our ability to recruit and retain key personnel and our business results. In addition, if our ESG practices or external ratings do not meet the standards set by investors or other stakeholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in us or our funds.

Conversely, anti-ESG sentiment has gained momentum across the U.S., with new or proposed “anti-ESG” policies, legislation or issued related legal opinions, including at the federal or state levels. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in our funds.

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

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by the purchase agreements pursuant to which we acquire servicer advance investments or MSR financing receivables from Mr. Cooper and are subject to increased risks as a result of the related servicer continuing to own the MSRs. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

In addition, some of our real estate and other financial instruments that are securities, including many of the investments held by our funds, may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. There are also no established trading markets for a majority of our intended investments.

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

The geographic distribution of the loans underlying, and collateral securing, our investments, including our interests in MSRs, servicer advances and loans, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased energy costs; unemployment; costs resulting from the clean-up of, and liability to, third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes, wildfires or other natural disasters; and changes in interest rates.

As of December 31, 2024, 17.6% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs was secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. As of February 7, 2025, approximately 5,400 Newrez mortgage loans with a total UPB of approximately $2.5 billion are secured by properties in a FEMA-declared disaster area due to the 2025 California wildfires in Los Angeles County. Approximately 1,400 of the Newrez loans are securitized and have a total UPB of approximately $900 million; approximately 4,000 of the Newrez loans are loans owned by us with a total UPB of approximately $1.6 billion. Damage from the 2025 California wildfires may lead delayed payments and increased expenses, including advances during forbearance or the rebuilding period. Approximately, $17.0 million of Genesis loans are secured by properties affected by the 2025 California wildfires. Additionally, borrowers may face challenges such as insufficient insurance coverage to fully rebuild their homes or satisfy the UPB of their mortgage loans.

As of December 31, 2024, 8.1% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs was secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

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

While we believe that the sellers and servicers would be in violation of the applicable Servicing Guidelines to the extent that they have or in the future they improperly serviced mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, time consuming and, ultimately, uneconomic for us to enforce our contractual rights. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations, cash flows and financial condition.

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

Additionally, fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. Certain of our floating rate securities are valued based on a market credit spread over the SOFR and are affected similarly by changes in SOFR spreads. Additionally, the interest rates on the CLO investments loans are variable based on SOFR or the Euro Interbank Offered Rate (“EURIBOR”) (subject to a floor of zero percent). As of December 31, 2024, 21.4% of our Non-Agency RMBS Portfolio consists of floating rate securities and 78.6% consists of fixed-rate securities, and 100% of our Agency RMBS portfolio consists of fixed-rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Prepayments are the primary feature of mortgage-backed securities that distinguish them from other types of bonds. As noted above, prepayments are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments. However, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate and other securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate and other securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate and other securities that prepay.

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
•reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of mortgage-backed securities in the secondary market and the effect of any changes or modifications thereto (see “—The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

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

The development and use of AI technology could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business.

We currently integrate AI into some of our products, services and operations, and we anticipate that the increasing adoption of AI will heavily influence customer preferences and market trends in our industry. As we continue to research and develop AI technology, our ability to create effective and ethical AI solutions may be important to our financial performance and long-term growth. However, we may be unable to keep up with the rapid advancements and widespread adoption of AI by competitors, potentially affecting our business and financial outcomes. AI introduces risks, challenges and unintended consequences that may influence both our and our customers’ willingness to adopt and utilize this technology. For instance, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. Although we strive to develop and apply AI responsibly and address potential ethical and legal issues, we may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts.

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

•Concentration Risk: Genesis’s portfolio of active loans is mainly secured by residential real estate located in California and the Los Angeles, California area specifically. Genesis’s loan portfolio is also concentrated within construction, renovation and bridge loans. The geographic distribution of Genesis’s loan portfolio exposes it to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which Genesis has concentrated its loans, including risks from natural disasters, such as the 2025 California wildfires. As of February 12, 2025, approximately $17 million of Genesis loans are secured by properties affected by the 2025 California wildfires.

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

Certain of our Servicing Partners have in the past and may in the future trigger termination events or events of default under some PSAs underlying the MSRs with respect to which we are entitled to the base fee component or Excess MSRs.

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

Our consumer loan portfolio generally has a higher degree of risk of default than other loans.

At December 31, 2024, the total carrying value of our consumer loan portfolio totaled $665.6 million. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans, but generally carry higher risks of default and delinquencies. Consumer loans have recently, and may again in the future, experience a high rates of loan delinquencies, which could result in losses and high costs for lenders. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected, which could impact our operating results.

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

Many of the expenses associated with our SFR business, such as property taxes, HOA fees, insurance, utilities, acquisition, renovation and maintenance costs and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or states and localities may pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.

Risks Related to the Financial Markets and Our Regulatory Environment

Interest rate fluctuations and shifts in the yield curve may cause losses.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our interests in MSRs, RMBS, loans (including residential, commercial and consumer loans), derivatives, CLOs, any floating rate debt obligations that we may incur and preferred stock that periodically resets. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate and other securities and loans at attractive prices, the value of our real estate and other securities, loans and derivatives and our ability to realize gains from the sale of such assets. Additionally, with respect to our SFR business, in an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. We may wish to use hedging transactions to protect certain positions from interest rate fluctuations, but we may not be able to do so as a result of market conditions, regulations and other legal rules applicable to REITs or other reasons. In such event, interest rate fluctuations could adversely affect our financial condition, cash flows and results of operations.

Until recently, the Federal Reserve Board (the “Federal Reserve”) maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates. The Federal Reserve continued to steadily increase interest rates through July 2023, holding interest rates steady through the remainder of 2023. In 2024, the Federal Reserve made three rate cuts, reducing the benchmark rate by a full percentage point. The Federal Reserve is not expected to make additional rate cuts in the first half of 2025. Higher interest rates have resulted, and may in the future result, in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

Interest rate changes may also impact our net book value as most of our investments are marked-to-market each quarter. Debt obligations are not marked-to-market. Generally, if interest rates increase, the value of our fixed-rate securities decreases, which will decrease the book value of our equity.

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

Certain of our subsidiaries are registered as investment advisers under the Advisers Act, which could impose limits on our operations. Additionally, our investment advisory business is subject to additional significant regulatory oversight, which could impose limits on our operations.

While Rithm Capital is currently not registered, or required to register, as an investment adviser under the Advisers Act, certain of our subsidiaries, including, but not limited to, Sculptor and RCM Manager, are registered as investment advisers and other subsidiaries may be required to register as such in the future, which subjects us to extensive regulation as an investment adviser and could adversely affect our ability to manage our business.

Our subsidiaries registered as investment advisers under the Advisers Act are subject to, and if we register as an investment adviser under the Advisers Act, we will become subject to, various requirements under the Advisers Act such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, our subsidiaries registered as investment advisers under the Advisers Act must, and if we register as an investment adviser under the Advisers Act, we will be required to, continually address potential conflicts between our interests and those of our clients. Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If we, or our subsidiaries registered as investment advisers under the Advisers Act, are deemed to be out of compliance with any such rules and regulations, we may be subject to civil liability, criminal liability and/or regulatory sanctions.

The regulatory bodies with jurisdiction over our investment advisory business, such as the SEC, the CFTC, the FAC and the SFC, have the authority to grant, and in specific circumstances to cancel, permissions to carry on our investment advisory business and the authority to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our Client Accounts’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our Client Accounts are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the FCPA, and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.

These global financial services regulators affect us not only with their regulations, but also with their examination, inspection and enforcement functions. We are routinely subject to examination and inspection and, although we make reasonable efforts to maintain effective compliance programs, there can be no assurances that any such inquiry would not result in a finding or sanction that would adversely affect our business, financial condition or results of operations. Likewise, enforcement investigations and administrative inquiries can be sweeping in nature. Cooperating with these investigations, as is our practice, can be expensive and time-consuming and could distract us from our business operations. In particular, U.S. regulators routinely investigate potentially serious matters, such as possible insider trading, market manipulation, misleading disclosure, conflicts of interest, fraud and foreign corruption, including under the FCPA; lesser potential violations, such as books and records inaccuracies and weaknesses in internal controls; and compliance with general reporting and advertising regulations. Enforcement actions and administrative proceedings can result in fines, or other sanctions, including censure, the issuance of a cease-and-desist order, suspension or expulsion of persons or firms from the industry. Such sanctions can harm our reputation and cause us to lose existing investors or fail to gain new investors, which could adversely affect our business, financial condition or results of operations and related fines and settlements.

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

Our subsidiaries that perform mortgage lending and servicing activities are subject to extensive regulation by federal, state and local governmental and regulatory authorities, including the CFPB, the FTC, HUD, VA, the SEC and various state agencies that license, audit, investigate and conduct examinations of such subsidiaries’ mortgage servicing, origination, debt collection and other activities. In the current regulatory environment, the policies, laws, rules and regulations applicable to our subsidiaries’ mortgage origination and servicing businesses have been rapidly evolving. Federal, state or local governmental authorities may continue to enact laws, rules or regulations that will result in changes in our and our subsidiaries’ business practices and may materially increase the costs of compliance. We are unable to predict whether any such changes will adversely affect our business.

We and our subsidiaries must comply with a large number of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the FTCA, the Telephone Consumer Protection Act, the Fair Housing Act, the Equal Credit Opportunity Act, as well as individual state licensing, privacy, and foreclosure laws and federal and local bankruptcy rules. These statutes apply to many facets of our subsidiaries’ businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personally identifiable information about customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features and such statutes mandate certain disclosures and notices to borrowers. These requirements can and will change as statutes and regulations are enacted, promulgated, amended, interpreted and enforced.

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

We and our subsidiaries devote substantial resources to regulatory compliance and regulatory inquiries, and we incur, and expect to continue to incur, significant costs in connection therewith. Our business, financial condition, liquidity and/or results of operations could be materially and adversely affected by the substantial resources we devote to, and the significant compliance costs we incur in connection with, regulatory compliance and regulatory inquiries, including any fines, penalties, restitution or similar payments or changes to business practices we may be required to make in connection with resolving such matters.

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

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among federal, state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers; however, the current administration may implement changes in regulatory oversight. The implications and any actual changes to current regulatory processes are currently unknown. Such uncertainty could in itself lead to inefficiencies for lenders and services, confusion in the market and other impacts, which could materially adversely affect our business, financial condition and/or results of operations. Recently, the CFPB has taken an active role in supervising the mortgage industry, and its rule-making and regulatory agenda relating to loan servicing and origination continues to evolve. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as Newrez, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters. It is unclear how the change in administration will impact CFPB efforts. We believe if the new administration scales back CFPB enforcement, states will likely enhance their regulatory oversight efforts to fill the gap and ensure consumer protections remain intact.

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

Certain of our subsidiaries and Servicing Partners have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.

Regulatory actions or legal proceedings against certain of our subsidiaries or Servicing Partners could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and liquidity. Such subsidiaries or Servicing Partners may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments to the extent we rely on them to achieve our investment objectives because we have no direct ability to influence their performance. Certain of our subsidiaries and Servicing Partners have disclosed certain matters in their periodic reports filed with the SEC and there can be no assurance that such events will not have a material adverse effect on them. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or what actions we may take under our agreements with the servicer. In addition, any of our subsidiaries or Servicing Partners could be removed as servicer by the related loan owner or certain other transaction counterparties, which could have a material adverse effect on our interests in the loans and MSRs serviced by such Servicing Partner.

In addition, certain of our subsidiaries and Servicing Partners have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, such Servicing Partners and subsidiaries may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and origination practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such subsidiaries and Servicing Partners cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on their reputation, business, prospects, results of operations, liquidity or financial condition.

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels, and each transfer of MSRs to our subservicer of such MSRs may not be approved by the requisite regulators.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, nonpublic consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. In connection with MSR transactions, there is no assurance that each transfer of MSRs to our selected subservicer will be approved by the requisite regulators. If regulatory approval for each such transfer is not obtained, we may incur additional costs and expenses in connection with the approval of another replacement subservicer.

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans and/or MSRs, and we may not be able to obtain and/or maintain such licenses.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans and/or MSRs. In the event that any licensing requirement is applicable to us, and we do not hold such licenses, or there can be no assurance that we will obtain such licenses or, if obtained, that we will be able to maintain them. Our failure to obtain or maintain such licenses could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. With respect to mortgage loans, in lieu of obtaining such licenses, we may contribute our acquired residential mortgage loans to one or more wholly-owned trusts whose trustee is a national bank, which may be exempt from state licensing requirements. We have formed one or more subsidiaries to apply for certain state licenses. If these subsidiaries obtain the required licenses, any trust holding loans in the applicable jurisdictions may transfer such loans to such subsidiaries, resulting in these loans being held by a state-licensed entity. There can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all or in all necessary jurisdictions, or that the use of the trusts will reduce the requirement for licensing. In addition, even if we obtain necessary licenses, we may not be able to maintain them. Any of these circumstances could limit our ability to invest in residential mortgage loans or MSRs in the future and have a material adverse effect on us.

For example, in 2024, the Maryland Appellate Court ruled that a statutory trust that held a defaulted home equity line of credit (“HELOC”) must be licensed as a mortgage lender under Maryland law prior to proceeding to foreclosure on the HELOC. On January 10, 2025, the Maryland Office of Financial Regulation (the “OFR”) issued emergency regulations that apply such decision to all secondary market assignees of Maryland consumer-purpose mortgage loans and specifically require “passive trusts” that acquire or take assignment of Maryland mortgage loans that are serviced by others to be licensed. While the emergency regulations became effective immediately, the OFR indicated that enforcement would be suspended until April 10, 2025. The emergency regulations will expire on June 16, 2025, and the OFR has submitted the same provisions as the proposed, permanent regulations for public comment. If we or our subsidiaries that hold interests in passive trusts that acquire and hold residential mortgage loans secured by properties in Maryland fail to secure the necessary licenses by the enforcement date of April 10, 2025, our ability to manage and foreclose on these loans may be impeded, potentially leading to legal challenges, financial losses and reputational harm. Additionally, the process of obtaining these licenses may result in increased compliance costs and operational delays. There is also a risk that other states may adopt similar regulations, which could further affect our operations.

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

The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate and imposes regulations on us and how we conduct our business.

Generally, the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and established the CFPB to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies. Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities which we issue. See “—Risk retention regulations could adversely affect our business.”

Further, the Dodd-Frank Act imposes mandatory clearing and exchange-trading requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. In addition, the Dodd-Frank Act increased the margin requirements for derivatives transactions that are not subject to mandatory clearing requirements, which may impact our activities. The Dodd-Frank Act also establishes categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects or may subject these regulated entities to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are authorized to designate non-bank financial institutions and financial activities as systemically important to the economy and therefore subject to closer regulatory supervision. Such systemically important financial institutions (“SIFIs”) may be required to operate with greater safety margins, such as higher levels of capital and may face further limitations on their activities. The determination of what constitutes a SIFI is fact-specific, and SIFIs may include large investment funds and even certain asset managers. There can be no assurance that we will not be deemed to be a SIFI or engage in activities later determined to be systemically important and thus subject to further regulation.

The “Volcker Rule” promulgated under the Dodd-Frank Act limits the ability of certain banking entities to acquire as principal, directly or indirectly, ownership interests in certain private investment funds (referred to in the Volcker Rule as covered funds). As a result, the Volcker Rule may cause banking entities and their affiliates that would otherwise invest in our funds to not invest in our funds or CLOs, to invest less capital in our funds or CLOs, reduce or eliminate such investments, or require modifications to the documents governing our funds or CLOs that may adversely affect their performance or attractiveness to other investors or that otherwise may be adverse to our business. The Volcker Rule also includes a general prohibition on certain banking entities engaging in activities defined as “proprietary trading.” The Volcker Rule and its effects could negatively impact our business, financial condition or results of operations.

Even requirements that are not directly applicable to us may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable.

In addition, there is significant uncertainty, particularly with the recent change in administration, regarding the legislative and regulatory outlook for the Dodd-Frank Act and related statutes governing financial services, which may include Dodd-Frank Act amendments, mortgage finance and housing policy in the U.S., and the future structure and responsibilities of regulatory agencies such as the CFPB and the FHFA. For example, in May 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act, which eased some of the restrictions imposed by the Dodd-Frank Act. The current administration may again modify the requirements of the Dodd-Frank Act or other laws that regulate financial services providers. Due to this uncertainty, it is not possible for us to predict how future legislative or regulatory proposals by Congress and the current administration will affect us or the market and industry in which we operate, and there can be no assurance that the resulting changes will not have an adverse impact on our business, results of operations, or financial condition. It is possible that such regulatory changes could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments by borrowers on the underlying mortgages and the fulfillment of guarantees by GSEs. Ginnie Mae is part of a U.S. Government agency, and its guarantees are backed by the full faith and credit of the U.S. In contrast, Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the U.S. Government.

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and related credit market disruption, in 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency RMBS. Currently, Fannie Mae and Freddie Mac are still in federal conservatorship; however, under the current administration, the future of the conservatorship and the role and market shares of the GSEs is uncertain.

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

There can be no assurance of the U.S. Government’s continued intervention in Fannie Mae and Freddie Mac, or that such intervention, if continued, will be adequate for the longer-term viability of these GSEs. These uncertainties lead to questions about the availability of and trading market for, Agency RMBS. Accordingly, if these government actions are inadequate and the GSEs defaulted on their guaranteed obligations, suffered losses or ceased to exist, the value of our Agency RMBS and our business, operations and financial condition could be materially and adversely affected.

Additionally, because of the financial problems faced by Fannie Mae and Freddie Mac that led to their federal conservatorships, the administration and Congress may examine reform of the GSEs, including the value of a federal mortgage guarantee and the appropriate role for the U.S. government in providing liquidity for residential mortgage loans. It is unclear to what degree any reform will be undertaken and the final details of any plans, policies or proposals with respect to the housing GSEs are unknown at this time. In the past and potentially in the future, bills have been introduced that change the GSEs’ business charters and eliminate the entities or make other changes to the existing framework. We cannot predict whether or when such legislation may be enacted. If enacted, such legislation could materially and adversely affect the availability of, and trading market for, Agency RMBS and could, therefore, materially and adversely affect the value of our Agency RMBS and our business, operations and financial condition.

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

As investment advisers registered under the Advisers Act, certain of our subsidiaries, including but not limited to, Sculptor and RCM Manager, are subject to regulation and oversight by the SEC. Additionally, as a registered commodity pool operator and a registered commodity trading advisor, Sculptor is subject to regulation and oversight by the CFTC and the National Futures Association. In the UK, Sculptor’s UK subsidiaries are subject to regulation by the FCA. Sculptor’s Asian operations, and its investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong.

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

In addition to any direct effects on us, risk retention regulations may adversely affect markets relevant to our business, such as leveraged loan markets or credit markets generally, which may in turn adversely affect the transactions we manage and our business generally. There can be no assurance that risk retention regulations will not materially and adversely affect our business and operations and/or the price of our common stock.

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

The agreements governing our indebtedness, including, but not limited to, the indenture governing our 6.250% senior unsecured notes due 2025 (the “2025 Senior Notes”) and the indenture governing our 8.000% senior unsecured notes due 2029 (the “2029 Senior Notes” and, together with the 2025 Senior Notes, the “Senior Notes”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes restrict among other things, our and certain of our subsidiaries’ ability to:

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

On March 19, 2024, we issued $775.0 million in our 2029 Senior Notes, and on September 24, 2024, we issued 30.0 million shares of our common stock at a par value of $0.01 per share for gross proceeds of $340.2 million. We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock has, and any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

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

Despite our efforts to ensure the integrity of our systems, there can be no assurance that any such cyber incidents will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods and sources of breaches change frequently or may not be immediately detected. The sophistication of cybersecurity threats, including through the use of artificial intelligence, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents. See “—Risks Related to Our Business—The development and use of AI technology could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business.”

In addition, we are subject to various privacy and data protection laws and regulations, and any changes to laws or regulations, including new restrictions or requirements applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information. For example, the New York State Department of Financial Services requires certain financial services companies, such as NRM and Newrez, to establish a detailed cybersecurity program and comply with other requirements, and the CCPA created new compliance regulations on businesses that collect information from California residents. We are also subject to the GDPR and similar statutes. The GDPR imposes comprehensive data privacy compliance obligations in relation to our collection, processing, sharing, disclosure, transfer and other use of data relating to an identifiable living individual or “personal data,” including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit. Non-compliance by us, or potentially by third parties with which we share information, with any applicable privacy and cybersecurity law or regulation, including accidental loss, inadvertent disclosure, unauthorized access or dissemination or breach of security, may result in damage to our reputation and could subject us to fines, penalties, required corrective actions, lawsuits, payment of damages or restrictions on our use or transfer of data.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us and we may not be able to compete successfully for investments or provide attractive investment returns relative to our competitors. These competitors may be willing to accept lower returns on their investments and, as a result, our profit margins could be adversely affected. Furthermore, competition for investments that are suitable for us may lead to decreased availability, higher market prices and decreased returns available from such investments, which may further limit our ability to generate our desired returns. We cannot assure you that other companies will not be formed that compete with us for investments or otherwise pursue investment strategies similar to ours or that we will be able to compete successfully against any such companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We prioritize the management of cybersecurity risk and regularly assess any risk of cybersecurity threats. In doing so, we continuously monitor and test our information systems for potential vulnerabilities pursuant to our cybersecurity program. Our cybersecurity program, led by our interim Chief Information Security Officer (“CISO”), is part of our overall enterprise risk management program, along with other significant risks that we face.

Our dedicated cybersecurity personnel supervise and monitor our controls, technologies, systems and other processes utilized to mitigate any data loss, theft, exploitation, unauthorized access or other vulnerabilities that may affect our information or data. Specifically, our cybersecurity program consists of incident response procedures, information security and vendor management due diligence, as well as participation in industry consortiums, ongoing monitoring, internal and independent testing of information systems and continuous employee education and simulations. Our independent testing includes both (i) periodic testing and evaluations performed by our internal audit team and (ii) annual network penetration testing conducted through independent third parties. Our processes for assessing, identifying and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. As part of these processes, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business (including, but not limited to,

SEC rules, the CCPA and the Gramm-Leach-Bliley Act, as further described under the caption “Business—Regulations”), as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.

Additionally, in order to reduce cybersecurity risks related to our use of third-party service providers, we (i) obligate our service providers to adhere to strict privacy and cybersecurity measures and (ii) perform risk assessments of each new service provider during onboarding based on, among other things, the nature of their business and the type of information we provide to such service providers. Each service provider is assigned a tiered risk rating, which determines the frequency and extent of evaluation for the service provider. Furthermore, we collect and evaluate SIG, SOC 1 reports and Business Continuity and Disaster Recovery documents for our key service providers.

To date, cybersecurity risks, including those resulting from any previous cybersecurity incidents, have not materially affected us, our business strategy, results of operations or financial condition. We do not believe that cybersecurity risks resulting from any previous cybersecurity incidents, of which we are aware, are reasonably likely to materially affect us. Refer to the risk factor captioned “Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability” in Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

Our board of directors oversees the Company’s risk management program, including our cybersecurity program, both directly and through several committees created as part of our risk governance program. Specifically, the Audit Committee of the board, in conjunction with the Regulatory Committee (the “Regulatory Committee”), which focuses on the risk structure and governance related to regulatory risk throughout all lines of business, oversees the Company’s risk management program, which focuses on the most significant risks the Company faces in the short-, intermediate-, and long-term timeframe. Audit Committee meetings and Regulatory Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from the CISO and Chief Information Officer (“CIO”) on the Company’s enterprise risk profile and the Company’s risk treatment policies and processes on a quarterly basis or as needed. Additionally, we have protocols by which certain cybersecurity incidents are escalated in a timely manner to the Audit Committee and the board of directors.

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity policies throughout its operations that are designed to address cybersecurity threats and incidents. In particular, the CISO is focused on assessing, managing, mitigating and reporting on cybersecurity threats and risks and is tasked with overseeing and enhancing the security posture of the Company and it subsidiaries. This role involves prioritizing and implementing security initiatives across all organizational units. The CISO plays a critical role in protecting the Company’s assets, data and reputation by developing a robust security strategy and security awareness. Our current CISO brings over 20 years of experience in IT operations and information security with a proven track record working in large financial institutions, mortgage companies and banks, with expertise in managing complex security environments. The CISO, in conjunction with other executive leaders such as the CIO and the Chief Legal Officer, manages the Company’s cybersecurity posture.

In doing so, the CISO receives regular reports prepared by our experienced cybersecurity personnel on cybersecurity threats and continuously reviews risk management measures implemented by the Company to help identify and mitigate data protection and cybersecurity risks.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located in leased space at 799 Broadway, 8th Fl., New York, New York 10003.

The information required by this Item is included in a separate section in this Annual Report on Form 10-K. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio,” which is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock, which is listed on the NYSE under the symbol “RITM”. As of February 18, 2025, there were 22 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2019 through December 31, 2024. The past performance of our common stock is not an indication of future performance.

Total Return Performance
Rithm Capital Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
2019
2020
2021
2022
2023
2024

	Year Ended December 31,
Index	2019	2020	2021	2022	2023	2024
Rithm Capital Corp.	$100.0	$65.6	$76.8	$65.6	$95.4	$106.0
NAREIT All REIT	100.0	94.9	134.1	100.8	112.2	116.6
Russell 2000	100.0	119.9	137.7	109.5	128.0	142.7
NAREIT Mortgage REIT	100.0	81.4	94.0	69.3	79.8	78.6
S&P 500	100.0	118.4	152.3	124.7	157.5	196.8

See Note 24 to our consolidated financial statements for further information regarding distributions on our common stock. We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant. In addition, such distributions may be subject to the receipt of sufficient funds from our servicer subsidiaries, NRM and Newrez, which are subject to regulatory restrictions on their ability to pay distributions.

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

This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Amendment No. 1 on Form 10-K/A (the “Amended 2023 Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation that was formed as a limited liability company in September 2011 (commenced operations in December 2011) and, became a publicly traded entity on May 15, 2013. Since June 17, 2022, Rithm Capital has been structured as an internally managed REIT for U.S. federal income tax purposes.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets, as well as offering broader asset management capabilities, in order to provide investors with attractive risk-adjusted returns. Our investment team is made up of individuals with deep experience in financial services and real estate investing at both the institutional and operating company level. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Shanghai and Tokyo.

Our investments in real estate related assets include our equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez and Genesis, as well as investments in SFR, title, appraisal and property preservation and maintenance businesses. Our real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that we believe enable us to maximize the value of our investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral.

Our Asset Management business primarily operates through our wholly-owned subsidiary, Sculptor, as well as through RCM Manager, which manages Rithm Property Trust pursuant to the Rithm Property Trust Management Agreement. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. For more information about our investment guidelines, see Part I, Item 1. Business, “Investment Guidelines”.

As of December 31, 2024, we had approximately $46.0 billion in total assets and approximately $34.0 billion in AUM. We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Residential Transitional Lending and Asset Management.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Total equity	$7,886,310	$7,751,409	$7,420,614	$7,243,372	$7,101,038
Less: Preferred Stock Series A, B, C and D	1,257,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	91,336	94,867	94,021	93,820	94,096
Total equity attributable to common stock	$6,537,720	$6,399,288	$6,069,339	$5,892,298	$5,749,688

Common stock outstanding	520,656,256	519,732,422	489,732,422	483,477,713	483,226,239

Book Value per Common Share	$12.56	$12.31	$12.39	$12.19	$11.90

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

The U.S. economy expanded at a solid rate during the fourth quarter of 2024 as real gross domestic product (“GDP”) rose an annualized 2.3%, which put real growth at 2.5% in 2024 versus 3.2% in 2023. Longer-term Treasury yields rose during both the fourth quarter and in 2024 with most of the increase due to higher real yields from Treasury Inflation Protected Securities (“TIPS”). Interest rates remained elevated in 2024, despite the Federal Reserve initiating its first federal funds target rate cut in more than four years in September 2024, followed by additional cuts in the fourth quarter of 2024. The unemployment rate was 4.1% in December 2024, identical to the unemployment rate report for September 2024, but higher than the rate reported for year-end 2023. In addition to the steady unemployment rate, other signs of a solid labor market during the fourth quarter included a strengthening in payroll growth, continued low levels of claims for unemployment benefits, and a rising ratio of job openings to unemployed job seekers.

Inflation

Although inflation slowed during 2024, progress towards lower inflation stalled in the second half of the year. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.9% in December 2024 versus 2.4% in September 2024 and 3.4% in December 2023, while core CPI price inflation (i.e., excluding food and energy prices) for December 2024 stood at 3.2%, only slightly lower than the 3.3% core CPI inflation rate reported for September 2024, but down from 3.9% for December 2023.

Treasury Yields

The nominal 10-year Treasury yield rose to 4.57% at the end of 2024 from 3.78% in September 2024 and 3.88% at the end of 2023. Most of this increase was due to higher real yields from TIPS, which rose to 2.23% in December 2024 from 1.59% in September 2024 and 1.71% at the end of 2023. The 10-year breakeven inflation rate was 2.34% in December 2024 versus 2.19% in September 2024 and 2.17% at the end of 2023.

Labor Markets

Average payroll growth picked up to 170,000 jobs per month in the fourth quarter versus an average of 159,000 jobs per month in the third quarter. For 2024, payroll rose an average of 186,000 per month versus 251,000 per month in 2023. The unemployment rate was unchanged at 4.1% in December 2024 compared to September 2024, however, 0.3% higher from December 2023. Judged by the ratio of job openings to unemployed job seekers, which rose to 1.18 in December 2024 from 1.06 in September 2024, the labor market tightened during the fourth quarter; however, improved overall over the course of 2024 when compared to December 2023 ratio of 1.45. Also, year-over-year growth in average hourly earnings was 3.9% in December 2024, the same wage rate as for September 2024, but slower than the 4.3% wage growth reported for December 2023.

Housing Market

Home sales remained at low levels in 2024 as total home sales (new and existing) averaged 4.75 million, which is relatively unchanged from the average of 4.77 million for 2023. However, home price growth picked up with the 12-month increase in the median resale price of an existing home at 6.0% in December 2024 compared to 4.1% in December 2023.

The economic conditions discussed above influence our investment strategy and results. The Federal Open Market Committee (“FOMC”) lowered the federal funds rate target range by 25 basis points on December 18, 2024 but projected fewer 2025 rate cuts compared to its projections made in September 2024. Additionally, Federal Reserve Chairman Jerome Powell signaled that the recalibration phase of lowering the policy rate is over and the FOMC has entered a phase where further reductions in the policy rate will require further progress in lowering inflation toward the 2% target. The 30-year fixed mortgage rate rose to 6.85% at the end of the fourth quarter from 6.08% at the end of the third quarter of 2024, up from 6.6% at the end of 2023.

The following table summarizes the change in U.S. GDP estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Real GDP	2.3%	3.1%	3.0%	1.6%	3.2%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Unemployment rate	4.1%	4.1%	4.1%	3.9%	3.8%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
10-year U.S. Treasury rate	4.6%	3.8%	4.4%	4.2%	3.9%
30-year fixed mortgage rate	6.9%	6.1%	6.9%	6.8%	6.6%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and trade and fiscal policies makes any estimates and assumptions as of December 31, 2024, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of December 31, 2024 and 2023, is separated into the Origination and Servicing, our Investment Portfolio, Residential Transitional Lending and Asset Management segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
December 31, 2024
Investments	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Cash and cash equivalents	1,004,326	27,987	37,605	174,819	214,006	1,458,743
Restricted cash	207,724	49,126	33,555	18,038	—	308,443
Other assets	7,068,046	2,199,220	138,397	962,845	5,752	10,374,260
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,808,319	995,712	1,303,795	—	5,107,826
Total Assets	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
Debt	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
Other liabilities	4,725,155	433,762	29,999	104,879	235,846	5,529,641
Liabilities of consolidated CFEs(A)	—	2,361,345	860,123	1,126,776	—	4,348,244
Total Liabilities	26,693,512	5,898,595	2,637,429	1,663,461	1,269,650	38,162,647
Total Equity	5,724,744	1,565,143	801,646	844,669	(1,049,892)	7,886,310
Noncontrolling interests in equity of consolidated subsidiaries	9,687	41,707	—	39,942	—	91,336
Total Rithm Capital Stockholders’ Equity	$5,715,057	$1,523,436	$801,646	$804,727	$(1,049,892)	$7,794,974
Investments in Equity Method Investees	$24,488	$291,637	$13,352	$113,662	$—	$443,139
December 31, 2023
Investments	$19,014,526	$3,144,814	$1,879,319	$—	$—	$24,038,659
Debt	$17,116,565	$3,984,572	$1,537,008	$455,512	$546,818	$23,640,475
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of CFEs. The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

Origination and Servicing

Our Origination and Servicing businesses operate through our wholly-owned subsidiaries Newrez and NRM. Newrez ranks in the top five of lenders and servicers in the U.S.

We have a multi-channel residential lending platform, offering purchase and refinance loan products. We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide borrowers with various products to ultimately originate both purchase and refinance loans across different market conditions. As further described below, we originate loans through our Retail channel, offer purchase, refinance and closed-end second opportunities to eligible new and existing servicing customers through our Direct to Consumer channel and purchase originated loans through our Wholesale and Correspondent channels. Our loan offerings include residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the FHA, VA and USDA, Non-Agency securities and Non-QM loans through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. We additionally originate closed-end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage. Newrez serviced over 3.7 million customers with an aggregated UPB of approximately $778.4 billion and $568.0 billion for the years ended December 31, 2024 and 2023, respectively. Our origination business funded $58.6 billion and $36.9 billion of mortgages for the years ended December 31, 2024 and 2023, respectively.

We generally service all of the loans that we originate, which provides us connectivity with our borrowers throughout the lifecycle of their loan. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicer, services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of December 31, 2024, the performing loan servicing division serviced $514.0 billion UPB of loans, and Shellpoint Mortgage Servicing serviced $264.4 billion UPB of loans, and serviced by third-parties was $65.4 billion UPB of loans, for a total servicing portfolio of $843.8 billion UPB, an increase of $204.4 billion from December 31, 2023. The increase was primarily attributable to the Computershare Acquisition, as well as, new client acquisition and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB for the Year Ended December 31,				Increase (Decrease)
(in millions)	2024	% of Total	2023	% of Total	Amount	%
Production by Channel:
Direct to Consumer	$4,275	7%	$1,956	5%	$2,319	119%
Retail / Joint Venture	3,965	7%	6,130	17%	(2,165)	(35)%
Wholesale	7,196	12%	4,795	13%	2,401	50%
Correspondent	43,149	74%	24,012	65%	19,137	80%
Total Production by Channel	$58,585	100%	$36,893	100%	$21,692	59%

Production by Product:
Agency	$32,590	56%	$19,962	55%	12,628	63%
Government	23,747	40%	15,677	42%	8,070	51%
Non-QM	1,189	2%	546	1%	643	118%
Non-Agency	438	1%	227	1%	211	93%
Other	621	1%	481	1%	140	29%
Total Production by Product	$58,585	100%	$36,893	100%	$21,692	59%

% Purchase	80%		87%
% Refinance	20%		13%

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$688,776	$483,491	$205,285	42.5%

Pull through adjusted lock volume	$59,322,537	$36,892,922	$22,429,615	60.8%

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.34%	3.99%
Retail / Joint Venture	3.67%	3.52%
Wholesale	1.41%	1.35%
Correspondent	0.51%	0.47%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.16%	1.31%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $0.9 billion and $0.4 billion for the years ended December 31, 2024 and 2023, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net increased $205.3 million to $688.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is attributable to an increase in pull through adjusted lock volume primarily driven by increased production volume in the Correspondent channel as well as increased margins across most channels. Refinance originations comprised 20.0% of funded loans for the year ended December 31, 2024, higher than 13% for the year ended December 31, 2023, due to higher refinance activity as interest rates moved lower primarily during the third quarter of 2024.

For the year ended December 31, 2024, funded loan origination volume was $58.6 billion, up from $36.9 billion in the prior year. Gain on sale margin for the year ended December 31, 2024 was 1.16%, 15 bps lower than 1.31% for the prior year. The lower gain on sale margin for 2024 was primarily due to an increase in Correspondent production relative to total production (refer to the tables above) partially offset by higher margins in most channels.

The table below provides the mix of Newrez serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(in millions)	2024	2023	Amount	%
Performing Servicing:
MSR-owned assets	$510,418	$444,057	$66,361	14.9%
Residential whole loans	3,626	1,781	1,845	103.6%
Total Performing Servicing	514,044	445,838	68,206	15.3%

Special Servicing:
MSR-owned assets	14,376	12,917	1,459	11.3%
Residential whole loans	7,068	6,738	330	4.9%
Third-party	242,931	102,500	140,431	137.0%
Total Special Servicing	264,375	122,155	142,220	116.4%
Total Newrez Servicing	778,419	567,993	210,426	37.0%

Serviced by third-parties:
MSR-owned assets	65,421	71,461	(6,040)	(8.5)%
Total Servicing Portfolio	$843,840	$639,454	$204,386	32.0%

Agency Servicing:
MSR-owned assets	$383,014	$351,642	$31,372	8.9%
Third-party	71,416	8,698	62,718	721.1%
Total Agency Servicing	454,430	360,340	94,090	26.1%

Government-Insured Servicing:
MSR-owned assets	137,177	127,864	9,313	7.3%
Third-party	5,920	—	5,920	—%
Total Government-Insured Servicing	143,097	127,864	15,233	11.9%

Non-Agency (Private Label) Servicing:
MSR-owned assets	70,024	48,929	21,095	43.1%
Residential whole loans	10,694	8,519	2,175	25.5%
Third-party	165,595	93,802	71,793	76.5%
Total Non-Agency (Private Label) Servicing	246,313	151,250	95,063	62.9%
Total Servicing Portfolio	$843,840	$639,454	$204,386	32.0%

The table below summarizes servicing and other fees for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2024	2023	Amount	%
Servicing Fees:
MSR-owned assets	$1,613,040	$1,631,899	$(18,859)	(1.2)%
Residential whole loans	9,929	9,159	770	8.4%
Third-party	151,374	92,110	59,264	64.3%
Total Servicing Fees	1,774,343	1,733,168	41,175	2.4%

Other Fees:
Incentive	67,387	49,316	18,071	36.6%
Ancillary	137,477	70,716	66,761	94.4%
Boarding	5,211	6,157	(946)	(15.4)%
Other	8,901	—	8,901	—%
Total Other Fees(A)	218,976	126,189	92,787	73.5%

Total Servicing Portfolio Fees	$1,993,319	$1,859,357	$133,962	7.2%
(A)Includes other fees earned from third parties of $68.2 million and $47.3 million for the years ended December 31, 2024 and 2023, respectively.

Our servicing business includes owned MSRs primarily serviced by Newrez. As of December 31, 2024, 88.9% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez. In addition to MSRs serviced by Newrez, we contract with PHH and Valon to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables with an aggregate UPB of $65.4 billion, representing 11.1% of our servicing portfolio as of December 31, 2024.

Our servicing business also includes subservicing for third-party clients, including performing loan servicing, special servicing (high touch customer service requires more frequent customer outreach than performing loan servicing and involves higher staffing levels and sub-servicing fees to support such higher staffing levels) and recovery options for deeply delinquent loans. We generally earns tiered subservicing fees based on delinquency status and performance requirements, as well as ancillary income on each loan serviced. Because of our specialty in “high-touch servicing,” we believe we are favorably positioned to navigate through various economic and credit cycles.

An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a base fee and an Excess MSR. The base fee is the amount of compensation for the performance of servicing duties (including advance obligations) and the Excess MSR is the amount that exceeds the base fee.

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2023 to December 31, 2024.

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

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2023 to December 31, 2024.

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

Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain PLS generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our servicer advance investments or MSRs.” See Note 5 to our consolidated financial statements for additional information related to servicer advances receivable.

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

The table below summarizes our MSRs and MSR financing receivables as of December 31, 2024:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$383.0	28	$6.4
Non-Agency(A)	70.0	45	0.8
Ginnie Mae	137.2	46	3.1
Total / Weighted Average	$590.2	35	$10.3
(A)Includes GSE and Non-Agency MSRs of $23.8 billion and $41.7 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of December 31, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,413,199	$383,014,320	1,978,754	772	4.2%	273	62	1.0%	6.3%	6.3%	—%	7.6%
Non-Agency(A)	836,408	70,022,636	567,430	664	4.6%	282	200	8.9%	6.7%	5.1%	1.7%	—%
Ginnie Mae	3,072,064	137,177,395	564,085	702	4.2%	316	41	0.4%	7.0%	6.8%	0.1%	31.2%
Total	$10,321,671	$590,214,351	3,110,269	743	4.2%	284	73	1.8%	6.5%	6.3%	0.2%	12.2%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.1%	—%	0.1%
Non-Agency(A)	2.6%	5.5%	0.6%	2.4%
Ginnie Mae	2.6%	0.6%	—%	0.6%
Weighted Average	1.1%	0.9%	0.1%	0.5%
(A)Includes GSE and Non-Agency MSRs of $23.8 billion and $41.7 billion underlying UPB, respectively, serviced by third-party subservicers.
(B)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the FICO score when loans are refinanced or become delinquent.
(C)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(D)Represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)Represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(G)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Government and Government-Backed Securities

Our government and government-backed securities consist of Agency RMBS and U.S. Treasury securities.

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of December 31, 2024 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$6,672,189	$6,501,239	$428	$(51,024)	$6,450,643	43	5.7	6.2%	$6,528,957
Treasury securities	3,275,000	3,282,152	4,102	(781)	3,285,473	4	1.9	N/A	3,254,019
Total / Weighted Average	$9,947,189	$9,783,391	$4,530	$(51,805)	$9,736,116	47	4.4		$9,782,976
(A)Agency RMS are held at fair value under the fair value option (“FVO”) election. Treasury securities include $24.8 million of short-term Treasury bills held-to-maturity at amortized cost with the remaining held at fair value under the FVO.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio for the year ended December 31, 2024:

Net Interest Spread(A)
Weighted average asset yield	4.8%
Weighted average funding cost	5.1%
Net Interest Spread	(0.3)%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities (accounted for on an amortized cost basis).

We largely invest in government and government-backed securities (U.S. Treasury securities and Agency RMBS) as a hedge to our MSR portfolio and to provide additional qualifying assets and income for the purposes of the meeting the REIT requirements. Our government and government-backed securities portfolio was $9.7 billion as of December 31, 2024. We finance investments in these securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2024 and 2023, the Company pledged Agency RMBS and Treasury securities and associated margin deposits with a carrying value of approximately $10.1 billion and $8.6 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2023 to December 31, 2024.

Our Origination and Servicing segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. These subsidiaries and investments include: Guardian, which is a national provider of field services and property management services, eStreet, which provides appraisal valuation services, and Avenue 365, which provides title insurance and settlement services to Newrez.

Investment Portfolio

Our Investment Portfolio primarily consists of residential mortgage loans, SFR properties, consumer loans, Non-Agency RMBS, Excess MSRs and servicer advance investments.

Excess MSRs

Investments in Excess MSRs represent the MSR component exceeding the base fee. Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Mr. Cooper.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$53.5	32	20	65.0% – 80%	$369.2
(A)The MSR is a weighted average as of December 31, 2024 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Mr. Cooper. We also invested in related servicer advance investments, including the base fee component of the related MSR (Note 14) on $13.3 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of December 31, 2024 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (months)	Average Loan Age (months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$369,162	$53,494,378	429,903	720	4.7%	226	161	6.6%	6.1%	0.5%	14.8%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Total / Weighted Average(F)	0.8%	1.7%	0.6%	0.2%
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

Servicer Advance Investments

Our servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the base fee component of the related MSR.

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	December 31, 2024
	Amortized Cost Basis		Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper serviced pools	$327,471	0	$339,646	$13,316,828	$298,945	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the year ended, December 31, 2024 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Year Ended December 31, 2024	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	7.6	$(2,515)	$258,183	85.0%	82.9%	6.3%	5.9%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

December 31, 2024
Principal and interest advances	$51,135
Escrow advances (taxes and insurance advances)	137,072
Foreclosure advances	110,738
Total	$298,945

Non-Agency RMBS

Within our Non-Agency RMBS portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Act. We also retain and own bonds from our consolidated private label mortgage securitizations which we eliminate in consolidation. The equity value is reflected in assets of consolidated CFEs and liabilities of consolidated CFEs on the consolidated balance sheets and is excluded from the tables below. As of December 31, 2024, 96% of our Non-Agency RMBS portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency RMBS portfolio as of December 31, 2024 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency RMBS	$8,962,730	$515,262	$94,369	$(56,834)	$552,797	$744,457
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Fair value which is equal to carrying value for all securities.
(C)Includes repurchase agreements on Non-Agency securities retained through consolidated securitizations.

The following tables summarize the characteristics of our Non-Agency RMBS portfolio and of the collateral underlying our Non-Agency RMBS as of December 31, 2024 (dollars in thousands):

	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Weighted Average Coupon(A)
Total / weighted average	571	$8,962,730	$515,262	$552,797	5.2	3.5%

	Collateral Characteristics
	Average Loan Age (Years)	Collateral Factor(B)	3-Month CPR(C)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	16.6	0.5	6.0%	3.5%	0.9%
(A)Excludes interest only, residual and other bonds with a carrying value of $196.4 million for which no coupon payment is expected.
(B)Represents the ratio of original UPB of loans still outstanding.
(C)Three-month average constant prepayment rate and default rates.
(D)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency RMBS portfolio for the year ended December 31, 2024:

Net Interest Spread(A)
Weighted average asset yield	4.5%
Weighted average funding cost	6.6%
Net Interest Spread	(2.1)%
(A)The Non-Agency RMBS portfolio consists of 21.4% floating rate securities and 78.6% fixed-rate securities (accounted for on an amortized cost basis).

We finance our investments in Non-Agency RMBS with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. At December 31, 2024 and 2023, the Company pledged Non-Agency RMBS, including securities retained through consolidated securitizations, with a carrying value of approximately $1.1 billion and $1.0 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency RMBS, including a summary of activity related to financing from December 31, 2023 to December 31, 2024.

See Note 6 to our consolidated financial statements for additional information including a summary of activity related to government and government-backed securities from December 31, 2023 to December 31, 2024.

Residential Mortgage Loans

We accumulated our residential mortgage loan portfolio through open market purchases, loan originations, bulk acquisitions and the execution of call rights. A majority of the portfolio is serviced by Newrez.

Loans are accounted for based on our strategy for the loan and on whether the loan was performing or non-performing at the date of acquisition. Acquired performing loans means that, at the time of acquisition, it is likely the borrower will continue making payments in accordance with the contractual loan terms. Purchased non-performing loans means that at the time of acquisition, it is not likely that the borrower will make payments in accordance with the contractual loan terms (i.e., credit-impaired). We account for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans HFS, at lower of cost or fair value
•Loans HFS, at fair value
•Investments of consolidated CFEs represent mortgage loans held by certain private label mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

As of December 31, 2024, we had approximately $4.7 billion outstanding face amount of loans included in residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $4.2 billion. We acquired these loans through open market purchases, loan origination through Newrez, bulk acquisitions and the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type at December 31, 2024 (dollars in thousands).

	December 31, 2024					December 31, 2023
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,966,605	$2,791,027	7,996	5.8%	25.8	$3,038,587
Residential mortgage loans, HFI, at fair value	396,061	361,890	7,405	8.4%	4.5	379,044

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	56,469	51,011	1,668	7.7%	4.4	57,038
Acquired non-performing loans(D)	19,403	15,659	234	9.1%	5.7	21,839
Total Residential Mortgage Loans, HFS	$75,872	$66,670	1,902	8.1%	4.7	$78,877

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$422,680	$408,421	1,679	5.8%	20.5	$400,603
Acquired non-performing loans(D)(E)	294,104	270,879	1,311	4.8%	27.1	204,950
Originated loans	3,557,836	3,628,271	11,530	6.7%	29.1	1,856,312
Total Residential Mortgage Loans, HFS, at Fair Value	$4,274,620	$4,307,571	14,520	6.5%	28.1	$2,461,865
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
(D)As of December 31, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status except, as described in (E) below.
(E)Includes $245.8 million and $281.6 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, LTV ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. At December 31, 2024 and 2023, the Company pledged residential mortgage loans with a carrying value of approximately $4.7 billion and $2.2 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2023 to December 31, 2024.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2023 to December 31, 2024.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through the Consumer Loan Companies, as of December 31, 2024 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (Months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$208,306	35,153	18.1%	14.4%	241	45.6	2.1%	14.2%	4.7%
Marcus	559,317	100,855	11.0%	—%	31	11.8	21.6%	20.4%	11.6%
Total/Weighted Average	$767,623	136,008	12.9%	3.9%	88	21.0	16.3%	18.7%	9.7%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2023 to December 31, 2024.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2023 to December 31, 2024.

Single-Family Rental Properties

We continue to invest in our SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of December 31, 2024, our SFR portfolio consists of 4,049 properties with an aggregate carrying value of $1.0 billion, up from 3,888 properties with an aggregate carrying value of $1.0 billion as of December 31, 2023. During the years ended December 31, 2024 and 2023, we acquired 219 and 182 SFR properties, respectively.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital as well as local, state and federal regulations. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include painting, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Additionally, we have acquired and are continuing to acquire additional homes through the purchase of BTR communities and portions of BTR communities from regional and national home builders. Our operating results are impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

Our revenues are derived primarily from rents collected from tenants for our SFR properties pursuant to lease agreements which typically have a term of one to two years. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality and tenant defaults, and the amount of time it takes to turn properties when tenants vacate.

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

The following table summarizes certain key SFR property metrics as of December 31, 2024 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	92	2.3%	$16,891	1.6%	$184	95.7%	95.7%	96.7%	$1,594	1,542
Arizona	145	3.6%	53,880	5.2%	372	86.9%	88.3%	89.4%	2,038	1,521
Florida	826	20.4%	211,061	20.5%	256	90.3%	89.2%	94.1%	1,953	1,431
Georgia	744	18.4%	167,353	16.3%	225	88.8%	89.8%	92.6%	1,919	1,768
Indiana	118	2.9%	24,624	2.4%	209	94.9%	95.8%	96.6%	1,722	1,623
Mississippi	157	3.9%	37,999	3.7%	242	92.4%	91.7%	94.8%	1,817	1,682
Missouri	358	8.8%	66,068	6.4%	185	92.5%	93.0%	93.2%	1,648	1,408
Nevada	104	2.6%	33,297	3.2%	320	84.6%	86.5%	91.7%	1,896	1,454
North Carolina	435	10.7%	122,160	11.9%	281	91.5%	91.5%	93.2%	1,872	1,545
Oklahoma	52	1.3%	10,461	1.0%	201	84.6%	84.6%	84.6%	1,606	1,592
Tennessee	87	2.1%	28,313	2.8%	325	89.7%	89.7%	96.3%	2,019	1,499
Texas	929	22.9%	255,685	24.9%	275	65.8%	66.1%	92.0%	1,976	1,751
Other U.S.	2	—%	503	—%	252	100.0%	100.0%	100.0%	1,838	1,568
Total / Weighted Average	4,049	100.0%	$1,028,295	100.0%	$254	84.7%	84.9%	93.0%	$1,895	1,602

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 18 to our consolidated financial statements for further information regarding financing of our SFR properties.

Our Investment Portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our strategic partnership with Darwin to run a property management platform, APM. All of our SFR properties are currently managed through APM.

Residential Transitional Lending

Through our wholly-owned subsidiary Genesis, we specialize in originating and managing a portfolio of primarily short-term business purpose mortgage loans to fund single-family and multi-family real estate developers with construction, renovation and bridge loans as set forth below.

•Construction — Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of such properties.

•Renovation — Acquisition or refinance loans for properties requiring renovation, excluding ground-up construction.

•Bridge — Loans for initial purchase, refinance of completed projects or rental properties.

We currently finance construction, renovation and bridge loans using a warehouse credit facility and revolving securitization structures.

Properties securing our loans are typically secured by a mortgage or a first deed of trust lien on real estate. Depending on loan type, the size of each loan committed is based on a maximum loan value in accordance with our lending policy. For construction and renovation loans, we generally use LTC or LTARV ratio. For bridge loans, we use an LTV ratio. LTC and LTARV are measured by the total commitment amount of the loan at origination divided by the total estimated cost of a project or value of a property after renovations and improvements to a property. LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 17.2% and have initial terms typically ranging from 4 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of December 31, 2024, the average commitment size of our loans was $3.5 million, and the weighted average remaining term to contractual maturity of our loans was 12.8 months.

We receive loan origination fees, or “points,” and we earned an average of 1.1% of the total commitment at origination as of December 31, 2024. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. We also earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of and for the year ended December 31, 2024 (dollars in thousands):

Loans originated(A)	$3,646,982
Loans repaid	$1,393,658
Number of loans originated	1,476
UPB	$2,172,713
Total commitment	$3,178,054
Average total commitment	$3,868
Weighted average contractual interest(B)	10.0%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of December 31, 2024 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	298	30.8%	$1,862,182	58.6%	72.1% / 61.5%
Bridge	378	39.0%	992,700	31.2%	65.4%
Renovation	293	30.2%	323,172	10.2%	82.1% / 67.6%
Total	969	100.0%	$3,178,054	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2023 to December 31, 2024.

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor and RCM Manager. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $34.0 billion in AUM as of December 31, 2024. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. RCM Manager externally manages Rithm Property Trust and may in the future manage additional entities.

AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the open-ended funds or gross asset value of real estate funds, (ii) uncalled capital commitments and (iii) par value of CLOs.

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

Growth in AUM in Sculptor’s funds and positive investment performance of Sculptor’s funds drive growth in our Asset Management revenue and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

The Asset Management business generates its revenues primarily through Sculptor management fees and incentive income.

Management fees are generally calculated based on a percentage of the AUM we manage. Management fees for certain of our closed-end funds are based on invested capital. Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

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

For the year ended December 31, 2024, our asset management revenues were $520.3 million, driven primarily by management fees and incentive income resulting from strong multi-strategy investment performance. Operating expenses for the Asset Management business primarily consist of amortization of intangible assets related to the acquisition of Sculptor by us (the “Sculptor Acquisition”), compensation and benefits and office and professional expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Critical accounting estimates are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this report for a description of our accounting policies.

We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2024; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of December 31, 2024 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.

Fair Value of Investments

MSRs and MSR Financing Receivables

An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities, as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 19 to our consolidated financial statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgement. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

Government-Backed Securities, Non-Agency RMBS and Other Securities

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

Our loans are generally categorized as Level 2 or 3 under the GAAP fair value hierarchy, as described in Note 19 to our consolidated financial statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

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

A loan is reported as past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Our ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

Consolidation of Variable Interest Entities

The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of whether we are the primary beneficiary, the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 20, Variable Interest Entities.”

Income Taxes

We intend to operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal or state and local corporate level taxes on income earned outside of our TRSs. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income and franchise taxes, and we would face a variety of adverse consequences. See “Risk Factors—Risks Related to Our Taxation as a REIT.” Rithm Capital operates various business segments, including Origination and Servicing, Asset Management and portions of our Investment Portfolio, through TRSs that are subject to regular corporate income taxes.

Accounting Impact of Valuation Changes

Rithm Capital’s assets fall into three general categories as disclosed in the table below. These categories are:

Marked-to-Market Assets (“MTM Assets”) — Assets that are marked-to-market through the consolidated statements of operations. Changes in the value of these assets (i) are recorded in the consolidated statement of operations, as unrealized gains or losses that impact net income and (ii) impact our total Rithm Capital stockholders’ equity (net book value).

Other Comprehensive Income Assets (“OCI Assets”) — Assets that are marked-to-market through the consolidated statements of comprehensive income. Changes in the value of these assets (i) are recorded in the consolidated statements of comprehensive income as unrealized gains or losses, and therefore do not impact net income on the consolidated statement of operations and (ii) impact our total Rithm Capital stockholders’ equity (net book value).

Cost Assets — Assets that are not marked-to-market. Changes in value of these assets do not impact net income in the consolidated statements of operations nor do they impact our total Rithm Capital stockholders’ equity (net book value).

An exception to these descriptions results from changes in value that represent impairment. Any such change (i) is recorded in the consolidated statements of operations, as impairment that impacts net income and (ii) impacts our total Rithm Capital stockholders’ equity (net book value). In the case of residential mortgage loans, HFS, at lower of cost or fair value, any reductions in value are considered impairment. Impairment on loans and REO, as well as securities, is subject to reversal if values subsequently increase.

All of Rithm Capital’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability, notes payable of consolidated CFEs and certain debt accounted for under the fair value option, are recorded at their amortized cost basis.

The table below summarizes Rithm Capital’s assets by category as of December 31, 2024:

MTM Assets	OCI Assets	Cost Assets
MSRs and MSR financing receivables	Government and government-backed securities, available-for-sale	Residential mortgage loans, HFS, at lower of cost or fair value
Government and government-backed securities, at fair value		SFR properties
Residential mortgage loans, HFI, at fair value		Treasury securities, held-to-maturity
Residential mortgage loans, HFS, at fair value		Servicer advances receivable
Consumer loans, at fair value		Reverse repurchase agreements
Residential transition loans, at fair value		Certain Assets Included in Other Assets, Primarily:
Residential mortgage loans subject to repurchase		Deferred tax asset
Certain Assets Included in Other Assets, Primarily:		Income and fees receivable
CLOs, at fair value		Trade receivables
Derivative and hedging assets		REO
Equity investments, at fair value		Other assets, except as noted otherwise
Excess MSRs, at fair value
Non-Agency RMBS, at fair value
Notes receivable, at fair value
Servicer advance investments
Investments of consolidated CFEs, at fair value

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost and gain on sale of loans less cost to originate. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans, or the Non-Agency RMBS held in our investment portfolio.

During the year ended December 31, 2024, interest rates remained elevated. Higher interest rates can decrease a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Higher interest rates also increase our financing costs.

In the second quarter of 2024, we acquired Computershare, including SLS. As a result of this acquisition, our revenues, specifically interest income revenues, and expenses include Computershare from the date of acquisition, as well as include acquisition- and integration-related costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands). Our results of operations are not necessarily indicative of our future performance.

	Year Ended December 31,		Increase (Decrease)
	2024	2023	Amount	%
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,993,319	$1,859,357	$133,962	7.2%
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(602,241) and $(518,978), respectively)	(167,574)	(565,684)	398,110	70.4%
Servicing revenue, net	1,825,745	1,293,673	532,072	41.1%
Interest income	1,949,790	1,616,189	333,601	20.6%
Gain on originated residential mortgage loans, HFS, net	682,535	533,477	149,058	27.9%
Other revenues	227,472	236,167	(8,695)	(3.7)%
Asset management revenues	520,294	82,681	437,613	529.3%
	5,205,836	3,762,187	1,443,649	38.4%
Expenses
Interest expense and warehouse line fees	1,835,325	1,401,327	433,998	31.0%
General and administrative	868,484	761,102	107,382	14.1%
Compensation and benefits	1,134,768	787,092	347,676	44.2%
	3,838,577	2,949,521	889,056	30.1%
Other Income (Loss)
Realized and unrealized losses, net	(215,705)	(19,456)	(196,249)	(1008.7)%
Other income (loss), net	57,255	(40,377)	97,632	241.8%
	(158,450)	(59,833)	(98,617)	(164.8)%
Income before Income Taxes	1,208,809	752,833	455,976	60.6%
Income tax expense	267,317	122,159	145,158	118.8%
Net Income	941,492	630,674	310,818	49.3%
Noncontrolling interests in income of consolidated subsidiaries	9,989	8,417	1,572	18.7%
Dividends on preferred stock	96,456	89,579	6,877	7.7%
Net Income Attributable to Common Stockholders	$835,047	$532,678	$302,369	56.8%
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,833,221	$1,735,060	$98,161	5.7%
Ancillary and other fees	160,098	124,297	35,801	28.8%
Servicing fee revenue, net and fees	1,993,319	1,859,357	133,962	7.2%
Change in fair value due to:
Realization of cash flows	(602,241)	(518,978)	(83,263)	(16.0)%
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	434,667	(46,706)	481,373	1030.6%
Servicing Revenue, Net	$1,825,745	$1,293,673	$532,072	41.1%

(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Changes in interest rates and prepayment rates	$929,830	$206,970	$722,860	349.3%
Changes in discount rates	28,189	11,122	17,067	153.5%
Changes in other factors	(523,352)	(264,798)	(258,554)	(97.6)%
Change in Valuation and Assumptions	$434,667	$(46,706)	$481,373	1030.6%

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2024	2023	Amount	%
GSE	$454,430	$360,340	$94,090	26.1%
Non-Agency	246,313	151,250	95,063	62.9%
Ginnie Mae	143,097	127,864	15,233	11.9%
Total	$843,840	$639,454	$204,386	32.0%

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	Unpaid Principal Balance as of December 31,		Increase (Decrease)
(dollars in millions)	2024	2023	Amount	%
Performing Servicing	$514,044	$445,838	$68,206	15.3%
Special Servicing	264,375	122,155	142,220	116.4%
Serviced by third-parties	65,421	71,461	(6,040)	(8.5)%
Total Servicing Portfolio	$843,840	$639,454	$204,386	32.0%

Servicing revenue, net increased $0.5 billion, primarily driven by a $0.4 billion increase in fair value of our MSRs portfolio and increased servicing fee revenue due to a larger servicing portfolio during the year ended December 31, 2024. The increase in fair value during 2024 was primarily driven by an increase in the forward interest curve in the fourth quarter, resulting in a $434.7 million, or approximately 4.6%, positive mark on our over $10.3 billion MSRs value. The increase was partially offset by an $83.3 million increase in realization of cash flows as a result of faster prepayments and a larger servicing portfolio.

As of December 31, 2024, the performing loan servicing division serviced $514.0 billion UPB of loans, the special servicing division serviced $264.4 billion UPB of loans, including $242.9 billion UPB of third-party servicing, and serviced by third-parties was $65.4 billion UPB of loans, for a total servicing portfolio of $843.8 billion UPB, representing a 32.0% increase from December 31, 2023, contributing to the increase in servicing fee revenue. The increase year over year in third-party servicing was largely driven by the Computershare Acquisition in May 2024 (Note 3 to our consolidated financial statements).

Interest Income

Interest income for the year ended December 31, 2024 increased $333.6 million, primarily driven by elevated interest rates and higher average balances of government and government-backed securities investments throughout 2024 and the Computershare Acquisition in May 2024.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

(dollars in thousands)	Year Ended December 31,
	2024	2023
Pull through adjusted lock volume	$59,322,537	$36,892,922
Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.34%	3.99%
Retail / Joint Venture	3.67%	3.52%
Wholesale	1.41%	1.35%
Correspondent	0.51%	0.47%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.16%	1.31%

The following table summarizes funded loan production by channel:

	Unpaid Principal Balance for the Year Ended December 31,				Increase (Decrease)
(dollars in millions)	2024	% of Total	2023	% of Total	Amount	%
Production by Channel:
Direct to Consumer	$4,275	7%	$1,956	5%	$2,319	118.6%
Retail / Joint Venture	3,965	7%	6,130	17%	(2,165)	(35.3)%
Wholesale	7,196	12%	4,795	13%	2,401	50.1%
Correspondent	43,149	74%	24,012	65%	19,137	79.7%
Total Production by Channel	$58,585	100%	$36,893	100%	$21,692	58.8%
Gain on originated residential mortgage loans, HFS, net increased $149.1 million year over year, driven by an increase in the pull through adjusted lock volume primarily driven by increased production volume in the Correspondent channel and higher margins across most channels.

For the year ended December 31, 2024, funded loan origination volume was $58.6 billion, up from $36.9 billion in the prior year. During 2024, 20% of all funded origination volume was refinance, up from 13% in 2023, due to higher refinance activity as interest rates moved lower in 2024, particularly during the third quarter. While funded loan origination volume increased year over year, gain on sale margin for the year ended December 31, 2024 was 1.16%, 15 bps lower than 1.31% for the prior year, primarily due to an increased mix of Correspondent production partially offset by increased margins across most channels.

Other Revenues

Other revenues decreased $8.7 million year over year due to lower property inspection and maintenance revenue at Guardian.

Asset Management Revenues

Asset management revenues increased $437.6 million year over year, primarily attributable to recognizing a full year of asset management revenues related to Sculptor in 2024, as the Sculptor Acquisition was completed in the fourth quarter of 2023, as well as strong multi-strategy investment performance in 2024 resulting in higher incentive income.

Interest Expense and Warehouse Line Fees

Interest expense and warehouse line fees increased $434.0 million year over year primarily driven by elevated interest rates and higher average balances of debt associated with government and government-backed securities investments throughout 2024 and the Computershare Acquisition in May 2024.

General and Administrative

General and administrative expenses consists of the following:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Legal and professional	$104,459	$103,795	$664	0.6%
Loan origination	51,313	45,123	6,190	13.7%
Occupancy	61,305	50,367	10,938	21.7%
Subservicing	70,580	130,346	(59,766)	(45.9)%
Loan servicing	41,958	17,901	24,057	134.4%
Property and maintenance	122,581	97,582	24,999	25.6%
Depreciation and amortization	124,131	80,681	43,450	53.9%
Information technology	129,710	107,347	22,363	20.8%
Other	162,447	127,960	34,487	27.0%
Total General and Administrative Expenses	$868,484	$761,102	$107,382	14.1%

General and administrative expenses increased $107.4 million year over year, primarily attributable to (i) increased loan servicing expenses driven by portfolio growth contributed by the Computershare Acquisition, (ii) increased property and maintenance expenses at our SFR business and Guardian, (iii) increased amortization expense on our intangible assets and (iv) increased information technology costs driven by the Sculptor Acquisition and the Computershare Acquisition. The increase was partially offset by a decrease in subservicing expense as a result of servicing transfer of certain owned MSRs from third parties to Newrez during 2023.

Compensation and Benefits

Compensation and benefits increased $347.7 million year over year, primarily due to the addition of Sculptor at the end of fourth quarter of 2023 and higher production and servicing UPB in our Origination and Servicing business.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Real estate and other securities	$(81,064)	$39,362	$(120,426)	(305.9)%
Residential mortgage loans and REO	34,065	19,861	14,204	71.5%
Derivative and hedging instruments	(206,150)	(54,342)	(151,808)	279.4%
Notes and bonds payable	(7,407)	(12,843)	5,436	(42.3)%
Consolidated CFEs(A)	97,340	17,780	79,560	447.5%
Other(B)	(52,489)	(29,274)	(23,215)	79.3%
Realized and unrealized losses, net	(215,705)	(19,456)	(196,249)	1008.7%
Other income (loss), net	57,255	(40,377)	97,632	(241.8)%
Total Other Loss	$(158,450)	$(59,833)	$(98,617)	164.8%
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Total other loss was $158.5 million in 2024 compared to $59.8 million in the prior year. The increase in loss year over year was primarily due to an increase in realized and unrealized losses, net, including a $272.2 million increase in losses relating to MSRs portfolio hedges including real estate and other securities and derivative and hedging instruments. The increase in loss was partially offset by (i) a $79.6 million increased gain recognized on consolidated CFEs, primarily related to securitized residential mortgage loans, (ii) a $51.1 million change related to decrease in contingency reserves year over year and a loss taken on an equity investment in a commercial redevelopment project in 2023 and (iii) a $27.4 million bargain purchase gain recognized in 2024 from the Computershare Acquisition (Note 3 to our consolidated financial statements).

Income Tax Expense (Benefit)

Income tax expense increased $145.2 million, of which $7.1 million and $138.1 million relate to current and deferred tax expense, respectively. The increase in deferred tax expense was primarily driven by increase in fair value of MSRs and loans held within taxable entities, as well as income generated by the Asset Management business segment. Current tax expense is driven primarily by income from foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the FHFA and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of December 31, 2024, approximately $1.2 billion of available liquidity was held at NRM and Newrez, of which $0.6 billion were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

Effective September 30, 2023, FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of December 31, 2024, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies), which became effective on December 31, 2024. These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. These revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.

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

As of December 31, 2024, our total outstanding debt obligations amounted to $32.8 billion and are comprised of secured financing agreements, secured notes and bonds payable, unsecured notes and notes payable of consolidated CFEs. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $16.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2024
	Outstanding Balance at December 31, 2024	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government & government-backed securities	$9,782,976	$11,101,046	$14,887,215	5.4%
Non-Agency RMBS	744,457	648,839	746,091	7.4%
Residential mortgage loans	3,883,929	2,690,877	4,319,268	6.4%
Residential transition loans	567,467	152,121	567,467	8.0%
Secured Notes and Bonds Payable:
MSRs	3,698,141	2,131,786	3,698,141	8.2%
Servicer advances	706,750	636,468	2,694,755	7.1%
Residential mortgage loans	—	650,000	650,000	6.8%
Total / Weighted Average	$19,383,720	$18,011,137	$27,562,937	6.4%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Secured Financing Agreements:
Government & government-backed securities	$11,101,046	$11,532,297	$11,014,369	$10,033,904
Non-Agency RMBS	648,839	634,620	639,828	632,765
Residential mortgage loans and REO	3,245,735	3,047,851	2,796,443	1,653,873
Residential transition loans	116,553	155,477	198,942	137,866
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of its 2029 Senior Notes, with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024. Net proceeds from the issuance of the 2029 Senior Notes were Proceeds from the issuance were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2029 Senior Notes mature on April 1, 2029 and are redeemable at any time and from time to time on or after April 1, 2026, at prices ranging from 104% to 100% of the principal amount. On September 16, 2020, the Company issued $550.0 million aggregate principal amount of its 2025 Senior Notes, with interest payable semi-annually in arrears on each of April 15th and October 15th, commencing on April 15, 2021. Net proceeds from the issuance were $544.5 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2025 Senior Notes mature on October 15, 2025 and became redeemable at any time and from time to time on October 15, 2022. Starting in 2024, the Company may redeem the 2025 Senior Notes at par. In connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million of its 2025 Senior Notes for cash in a total amount of $282.4 million, leaving $275.0 million aggregate principal amount of the 2025 Senior Notes outstanding. The 2025 Notes Indenture and the 2029 Notes Indenture each contain a requirement that the Company maintain Total Unencumbered Assets (as defined in each of the 2029 Notes Indenture and the 2025 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company. For more information regarding our indebtedness, refer to Note 18 of the consolidated financial statements.

Maturities

Our debt obligations as of December 31, 2024, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2025	$1,115,221	$19,524,826	$20,640,047
2026	2,558,810	1,787,926	4,346,736
2027	650,457	307,000	957,457
2028	503,381	—	503,381
2029 and thereafter	4,635,565	1,468,093	6,103,658
	$9,463,434	$23,087,845	$32,551,279
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.3 billion, $3.6 billion, $0.3 billion, and $3.4 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $16.2 billion, $6.6 billion, $1.1 billion, and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2024.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management and incentive fees), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at December 31, 2024 was $1.5 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2024, we had outstanding secured financing agreements with an aggregate face amount of approximately $16.8 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.8 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of December 31, 2024, our total borrowing capacity under our secured financing arrangements was $23.9 billion with $8.8 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

The use of TBAs’ dollar roll transactions generally increases our funding diversification, expands our available pool of assets and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repurchase financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repurchase funded transactions offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

With respect to the next 12 months, we expect that our cash on hand, combined with our cash flow provided by operations and our ability to extend or refinance our secured financing agreements and servicer advance financings will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls, loan origination and operating expenses. Our ability to extend or refinance short-term borrowings is critical to our liquidity outlook. We have a significant amount of near-term maturities, which we expect to be able to refinance. If we cannot repay or refinance our debt on favorable terms, we will need to seek out other sources of liquidity. An aggregate principal amount of $275.0 million of 2025 Senior Notes remains outstanding and will mature in October 2025, unless earlier converted, redeemed or repurchased, which may affect our liquidity. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from secured financing agreements and other financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,						Year Ended December 31,
Series(F)	2024	2023	2024	2023	Issuance Discount	Carrying Value(B)	2024	2023	2022
Series A, issued July 2019(C)(E)	6,200,068	6,200,068	$155,002	$155,002	3.15%	$149,822	$2.33	$1.88	$1.88
Series B, issued August 2019(C)(E)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	2.26	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	1.59	1.59	1.59
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	1.75	1.75	1.75
Total	51,964,122	51,964,122	$1,299,104	$1,299,104		$1,257,254	$7.93	$7.00	$7.00
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.
(E)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the third and fourth quarter 2024 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to, prior to September 30, 2024, a floating rate of a three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.802% and, after September 30, 2024, a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread adjustment of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to, prior to September 30, 2024, a floating rate of a three-month LIBOR plus a spread of 5.640% and, after September 30, 2024, a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(F)Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.

From and including the date of original issue, July 2, 2019 and August 15, 2019 but excluding August 15, 2024, holders of shares of our Series A and Series B were entitled to receive cumulative cash dividends at a rate of 7.50% and 7.125% per annum of the $25.00 liquidation preference per share (equivalent to $1.875 and $1.781 per annum per share), respectively, and from and including August 15, 2024, holders of our Series A and Series B are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for each of our Series A and Series B. From and including the date of original issue, February 14, 2020 and September 17, 2021 but excluding February 15, 2025 and November 15, 2026, holders of shares of our 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) and 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.594 and $1.750 per annum per share), respectively, and from and including February 15, 2025, with respect to holders of our Series C, at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for our Series C. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the year ended December 31, 2024 were $96.5 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2024, 6.1 million shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides for flexibility to return capital when deemed accretive to shareholders. During the year ended December 31, 2024, we did not repurchase any shares of our common stock or our preferred stock.

On September 24, 2024, Rithm Capital issued in a public offering 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the year ended December 31, 2024 were $503.4 million.

We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our board of directors and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Internal Revenue Code.

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Year Ended December 31,
	2024	2023	Change
Beginning of period — cash and cash equivalents and restricted cash	$1,697,095	$1,629,328	$67,767

Net cash provided by (used in) operating activities	(2,185,201)	693,595	(2,878,796)
Net cash provided by (used in) investing activities	(2,425,156)	216,721	(2,641,877)
Net cash provided by (used in) financing activities	4,831,071	(842,549)	5,673,620
Net increase (decrease) in cash and cash equivalents and restricted cash	220,714	67,767	152,947

End of Period — Cash and Cash Equivalents and Restricted Cash	$1,917,809	$1,697,095	$220,714

Operating Activities

Net cash (used in) provided by operating activities was approximately $(2.2) billion and $0.7 billion for the years ended December 31, 2024 and 2023, respectively. The net cash used in operating activities is primarily attributable to higher mortgage origination volumes driven by a rise in refinance and home-equity lending influenced by a decrease in mortgage rates, which fell to around 6% for a 30-year fixed loan by the end of the third quarter, partially offset by proceeds from residential mortgage loan repayments.

Investing Activities

Net cash (used in) provided by investing activities was approximately $(2.4) billion and $0.2 billion for the years ended December 31, 2024 and 2023, respectively. The net cash used in investing activities is attributable to the Computershare Acquisition, an increase in residential transition loans originations and net purchases of Treasury securities, partially offset by repayments of reverse repurchase agreements, government-backed and other securities, residential transition loans, servicer advances and consumer loans.

Financing Activities

Net cash provided by (used in) financing activities were approximately $4.8 billion and $(0.8) billion for the years ended December 31, 2024 and 2023, respectively. The net cash provided by financing activities is attributable to proceeds from warehouse facilities and non-qualified mortgage securitizations driven by origination volumes, net proceeds from the issuance of unsecured corporate debt and the issuance of common stock, partially offset by refinancing and the repayment of secured debt.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.5 billion. As of December 31, 2024 there was $8.2 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our Asset Management business. The Company’s involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of December 31, 2024, our maximum exposure to loss of $830.9 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of December 31, 2024, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of December 31, 2024, we had the following material contractual obligations:

Contract	Terms

Debt Obligations:

Secured Financing Agreements	Described under Note 18 to our consolidated financial statements.

Secured Notes and Bonds Payable	Described under Note 18 to our consolidated financial statements.

Unsecured Senior Notes	Described under Note 18 to our consolidated financial statements.

Other Contractual Obligations:

Lease Liability	Described under Note 16 to our consolidated financial statements.

Interest Rate Swaps	Described under Note 17 to our consolidated financial statements.
See Note 26 and Note 28 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to December 31, 2024, if any. As described in Note 26, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, the Consumer Loan Companies have invested in loans with an aggregate of $150.2 million of unfunded and available revolving credit privileges as of December 31, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Lastly, each of Genesis and Rithm Capital had commitments to fund up to $1.3 billion and $0.2 million, respectively, of additional advances on existing mortgage loans as of December 31, 2024.

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency RMBS to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Note 5 and Note 13 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to increase and the value of loans and Non-Agency RMBS to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest rate change (bps)	December 31, 2024	December 31, 2023
+50bps	+27.4	+339.3
+25bps	+24.5	+171.2
-25bps	-46.3	-171.2
-50bps	-114.3	-347.4
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon MBS and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit.

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage basis change (bps)	December 31, 2024	December 31, 2023
+20bps	-2.8	+31.2
+10bps	-1.4	+15.7
-10bps	+1.4	-15.7
-20bps	+2.8	-32
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rithm Capital Corp. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.

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
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSRs”) totaling $10.3 billion as of December 31, 2024 as included in Note 5 to the consolidated financial statements. Additionally, in connection with the Company’s acquisition of Computershare Mortgage Services Inc., the Company acquired MSRs totaling $700 million as of May 1, 2024 (the “acquired MSRs”) as included in Note 3 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the statement of operations. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions. As included in Note 19 to the consolidated financial statements, MSRs are classified as Level 3 in the fair value hierarchy.

Auditing management’s fair value of MSRs was complex because the valuations are driven by significant inputs and assumptions, including discount rates and prepayment rates, that are highly judgmental. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSRs including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing the valuation of MSRs. For example, we tested controls over management’s review of significant assumptions, including discount rates and prepayment speeds, against available market information. Additionally, we tested controls over management’s review of internally developed fair values in comparison to independent fair value ranges that management obtained from independent valuation firms to evaluate the reasonableness of the fair values developed by the Company. We also tested management’s controls over the completeness and accuracy of objective inputs used in the valuations.

In order to test the valuation of MSRs as of December 31, 2024 and the acquired MSRs as of May 1, 2024, our audit procedures included involving an internal valuation specialist to evaluate the reasonableness of significant assumptions, identify potential sources of contrary information, and independently develop a range of fair values for the MSRs based on consideration of available market information and comparing management’s estimates to our ranges. We also tested the accuracy and completeness of model objective inputs and evaluated the competence and objectivity of management’s independent valuation firms. We evaluated the Company’s fair value disclosures included in Note 19 for consistency with US GAAP.

Consolidation of Variable Interest Entities
Description of the Matter	As described in Note 20 to the consolidated financial statements, the Company enters into transactions with special purpose entities (“SPE”). Management first evaluates whether it holds a variable interest in the SPE. Where the Company holds a variable interest, management evaluates whether the entity in which the Company has a variable interest is a variable interest entity (“VIE”), and if so, whether the Company is required to consolidate the entity. A VIE is consolidated by its primary beneficiary, which is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that absorbs losses or receives benefits from the VIE that could potentially be significant to the VIE.

Auditing the Company’s determination of the primary beneficiary of VIEs was especially challenging because of the significant judgment involved in assessing whether the Company has power to direct the activities that most significantly impact the VIE’s economic performance based on the purpose and design of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing consolidation of VIEs, including controls over the completeness of entities requiring a consolidation evaluation by the Company, the accuracy of the information used in the consolidation analysis and the conclusion on whether the Company is the primary beneficiary.

In order to test the Company’s consolidation conclusions with respect to interests in VIEs our procedures included, among others, reading the relevant legal documents related to the VIEs to understand and evaluate the decision-making rights of each party involved with the VIEs to assess which party has the power to direct the activities that most significantly impact the economic performance of the VIEs. We also tested the completeness and accuracy of the Company’s variable interests in the VIEs, as identified by management, and evaluated the significance of these interests by considering the purpose and design of the VIEs and the nature and magnitude of the Company’s variable interests. For certain SPE consolidation evaluations, we involved professionals with expertise in consolidation accounting to assist with our procedures. We also evaluated the Company’s VIE disclosures included in Note 20 for conformity with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Rithm Capital Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rithm Capital Corp. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Ernst & Young LLP

New York, New York
February 18, 2025

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2024	2023
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,321,671	$8,405,938
Government and government-backed securities (includes $9,711,346 and $8,533,130 at fair value, respectively)	9,736,116	8,557,683
Residential mortgage loans, held-for-investment, at fair value	361,890	379,044
Residential mortgage loans, held-for-sale (includes $4,307,571 and $2,461,865 at fair value, respectively)(A)	4,374,241	2,540,742
Consumer loans held-for-investment, at fair value(A)	665,565	1,274,005
Single-family rental properties	1,028,295	1,001,928
Residential transition loans, at fair value	2,178,075	1,879,319
Residential mortgage loans subject to repurchase	2,745,756	1,782,998
Cash and cash equivalents(A)	1,458,743	1,287,199
Restricted cash(A)	308,443	378,048
Servicer advances receivable	3,198,921	2,760,250
Reverse repurchase agreements	—	1,769,601
Other assets (includes $2,311,979 and $2,005,782 at fair value, respectively)(A)	4,563,415	3,948,852
Assets of Consolidated CFEs(A):
Investments, at fair value and other assets	5,107,826	3,751,477
Total Assets	$46,048,957	$39,717,084

Liabilities and Equity
Liabilities
Secured financing agreements(A)	$16,782,467	$12,561,283
Secured notes and bonds payable (includes $185,460 and $235,770 at fair value, respectively)(A)	10,298,075	10,360,188
Residential mortgage loan repurchase liability	2,745,756	1,782,998
Unsecured notes, net of issuance costs	1,204,220	719,004
Treasury securities payable	—	1,827,281
Dividends payable	153,114	135,897
Accrued expenses and other liabilities (includes $525,486 and $51,765 at fair value, respectively)(A)	2,630,771	2,065,761
Liabilities of Consolidated CFEs(A):
Notes payable, at fair value and other liabilities	4,348,244	3,163,634
Total Liabilities	38,162,647	32,616,046

Commitments and Contingencies (Note 26)

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 51,964,122 issued and outstanding, $1,299,104 aggregate liquidation preference	1,257,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 520,656,256 and 483,226,239 issued and outstanding, respectively	5,206	4,833
Additional paid-in capital	6,528,613	6,074,322
Accumulated deficit	(46,985)	(373,141)
Accumulated other comprehensive income	50,886	43,674
Total Rithm Capital stockholders’ equity	7,794,974	7,006,942
Noncontrolling interests in equity of consolidated subsidiaries	91,336	94,096
Total Equity	7,886,310	7,101,038
Total Liabilities and Equity	$46,048,957	$39,717,084
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of December 31, 2024 and 2023, total assets of such consolidated VIEs were $6.3 billion and $5.6 billion, respectively, and total liabilities of such consolidated VIEs were $5.2 billion and $4.7 billion, respectively. See Note 20 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,993,319	$1,859,357	$1,831,354
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(602,241), $(518,978) and $(631,120), respectively)	(167,574)	(565,684)	727,334
Servicing revenue, net	1,825,745	1,293,673	2,558,688
Interest income	1,949,790	1,616,189	1,038,459
Gain on originated residential mortgage loans, held-for-sale, net	682,535	533,477	1,092,749
Other revenues	227,472	236,167	230,905
Asset management revenues	520,294	82,681	—
	5,205,836	3,762,187	4,920,801
Expenses
Interest expense and warehouse line fees	1,835,325	1,401,327	777,793
General and administrative	868,484	761,102	896,062
Compensation and benefits	1,134,768	787,092	1,231,446
Management fee to affiliate	—	—	46,174
Termination fee to affiliate	—	—	400,000
	3,838,577	2,949,521	3,351,475
Other Income (Loss)
Realized and unrealized losses, net	(215,705)	(19,456)	(180,059)
Other income (loss), net	57,255	(40,377)	(126,466)
	(158,450)	(59,833)	(306,525)
Income before Income Taxes	1,208,809	752,833	1,262,801
Income tax expense	267,317	122,159	279,516
Net Income	941,492	630,674	983,285
Noncontrolling interests in income of consolidated subsidiaries	9,989	8,417	28,766
Dividends on preferred stock	96,456	89,579	89,726
Net Income Attributable to Common Stockholders	$835,047	$532,678	$864,793

Net Income per Share of Common Stock
Basic	$1.69	$1.11	$1.84
Diluted	$1.67	$1.10	$1.80
Weighted Average Number of Shares of Common Stock Outstanding
Basic	495,479,956	481,934,951	468,836,718
Diluted	499,597,670	483,716,715	481,636,125

Dividends Declared per Share of Common Stock	$1.00	$1.00	$1.00
See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Income	$941,492	$630,674	$983,285
Other Comprehensive Income (Loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	8,885	5,437	(52,602)
Cumulative translation adjustment, net of tax	(1,673)	586	—
Comprehensive Income	948,704	636,697	930,683
Comprehensive income attributable to noncontrolling interests	9,989	8,417	28,766
Dividends on preferred stock	96,456	89,579	89,726
Comprehensive Income Attributable to Common Stockholders	$842,259	$538,701	$812,191

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(503,399)	—	(503,399)	—	(503,399)
Dividends declared on preferred stock	—	—	—	—	—	(96,456)	—	(96,456)	—	(96,456)
Capital contributions	—	—	—	—	—	—	—	—	42,627	42,627
Capital distributions	—	—	—	—	—	—	—	—	(29,334)	(29,334)
Issuance of common stock	—	—	36,097,793	360	409,597	—	—	409,957	—	409,957
Option exercise	—	—	917,745	9	(9)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	414,479	4	44,703	(5,492)	—	39,215	—	39,215
Comprehensive Income:
Net income	—	—	—	—	—	931,503	—	931,503	9,989	941,492
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	8,885	8,885	—	8,885
Cumulative translation adjustment, net	—	—	—	—	—	—	(1,673)	(1,673)	—	(1,673)
Total comprehensive income								938,715	9,989	948,704
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2023
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	$4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock	—	—	—	—	—	(483,192)	—	(483,192)	—	(483,192)
Dividends declared on preferred stock	—	—	—	—	—	(89,579)	—	(89,579)	—	(89,579)
Capital contributions	—	—	—	—	—	—	—	—	4,733	4,733
Capital distributions	—	—	—	—	—	—	—	—	(21,994)	(21,994)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	35,873	35,873
Director share grants and stock-based compensation	—	—	223,792	1	12,396	(3,965)	—	8,432	—	8,432
Comprehensive Income:
Net income	—	—	—	—	—	622,257	—	622,257	8,417	630,674
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	5,437	5,437	—	5,437
Cumulative translation adjustment, net	—	—	—	—	—	—	586	586	—	586
Total comprehensive income								628,280	8,417	636,697
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2022
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Rithm Capital Stockholders’ Equity	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	52,210,000	1,262,481	466,758,266	4,669	$6,059,671	$(813,042)	$90,253	$6,604,032	$65,348	$6,669,380
Dividends declared on common stock	—	—	—	—	—	(470,413)	—	(470,413)	—	(470,413)
Dividends declared on preferred stock	—	—	—	—	—	(89,726)		(89,726)		(89,726)
Capital distributions	—	—	—	—	—	—	—	—	(27,047)	(27,047)
Repurchases of preferred stock	(245,878)	(5,227)		—		—		(5,227)		(5,227)
Cashless exercise of 2020 warrants	—	—	6,858,347	69	(69)	—	—	—	—	—
Director share grants and stock-based compensation	—	—	98,487	1	2,417	—	—	2,418	—	2,418
Comprehensive Income:
Net income	—	—	—	—	—	954,519	—	954,519	28,766	983,285
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(52,602)	(52,602)	—	(52,602)
Total comprehensive income								901,917	28,766	930,683
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$941,492	$630,674	$983,285
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	336,946	922,072	(1,056,662)
Change in fair value of secured notes and bonds payable	5,885	17,155	(45,792)
(Gain) loss on settlement of investments, net	(129,353)	(820,238)	1,354,263
Gain on sale of originated residential mortgage loans, held-for-sale, net	(682,535)	(533,477)	(1,092,749)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(789)	(10,224)	(7,726)
Accretion and other amortization	(87,713)	(106,421)	(80,957)
Provision for (reversal of) credit losses on securities, loans and REO	(319)	(478)	14,962
Non-cash portions of servicing revenue, net	251,214	618,005	(639,945)
Deferred tax provision	254,402	90,002	271,167
Mortgage loans originated and purchased for sale, net of fees	(60,360,268)	(39,817,843)	(76,344,856)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	57,315,698	39,340,813	81,547,076
Loan originations and draws of consolidated entities	—	—	(75,406)
Loan repayment proceeds of consolidated entities	386,668	278,920	431,065
Residential transition loans repayment proceeds of consolidated CFEs	—	353,994	170,834
Interest received from servicer advance investments, RMBS, loans and other	56,170	54,485	62,375
Interest received from reverse repurchase agreements	57,423	—	—
Principal repayments and sales proceeds of investments of consolidated CFEs	318,877	—	—
Loan originations and investment purchases of consolidated CFEs	(474,120)	—	—
Changes in:
Servicer advances receivable, net	(222,862)	15,022	(36,695)
Other assets	(63,179)	(428,763)	405,469
Due to affiliates	—	—	(17,819)
Accrued expenses and other liabilities	(88,838)	89,897	(89,003)
Net cash provided by (used in) operating activities	(2,185,201)	693,595	5,752,886

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(603,778)	(306,770)	—
Purchase of servicer advance investments	(781,896)	(852,015)	(988,847)
Purchase of Excess MSRs	(122,887)	—	—
Purchase of government-backed and other securities	(1,249,562)	(4,094,934)	(15,629,483)
Proceeds from sale of government-backed and other securities	2,583,782	2,087,419	14,565,043
Purchase of Treasury securities	(12,360,987)	(998,148)	—
Treasury sales and Treasury securities payable	7,238,851	1,765,360	—
Maturity of Treasury securities	75,000	1,030,000	—
Reverse repurchase agreements entered	(2,287,188)	(1,769,601)	—
Reverse repurchase agreements closed	4,060,788	—	—
Purchase of residential mortgage loans	—	—	(7,182)
Purchase of SFR properties, MSRs and other assets	(449,931)	(106,351)	(416,610)
Purchase of residential transition loans	—	(146,631)	—
Origination of residential transition loans	(2,873,016)	—	—
Draws on revolving consumer loans	(24,091)	(27,510)	(29,615)
Net settlement of derivatives and hedges	129,401	867,637	311,073
Return of investments in Excess MSRs	38,188	31,940	17,701
Return of investments in equity method investees	32,358	—	—
Principal repayments from servicer advance investments	808,963	880,861	1,033,326
Principal repayments from government, government-backed and other securities	751,318	639,736	1,026,186
Principal repayments from residential mortgage loans	45,159	47,735	85,836
Principal repayments from consumer loans	560,518	439,540	140,574
Principal repayments from residential transition loans	1,393,658	—	—
Principal repayments and sales proceeds of investments of consolidated CFEs	592,940	—	—
Loan originations and investment purchases of consolidated CFEs	(4,766)	—	—
Settlement of sale of MSRs and MSR financing receivables	(8,305)	705,300	10,698
Proceeds from sale of REO	30,327	23,153	14,201
Net cash provided by (used in) investing activities	(2,425,156)	216,721	132,901

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Financing Activities
Repayments of secured financing agreements	(68,587,878)	(48,921,875)	(55,998,234)
Repayments of warehouse credit facilities including those related to the initial consolidation of CLOs	(65,260,271)	(41,096,041)	(83,793,352)
Repayment of unsecured senior notes	(275,000)	—	—
Net settlement of margin deposits under repurchase agreements and derivatives	(611,229)	(862,662)	1,460,458
Repayments of secured notes and bonds payable	(5,803,196)	(7,636,954)	(4,696,136)
Deferred financing fees	(17,915)	(7,364)	(11,062)
Dividends paid on common and preferred stock	(588,058)	(570,878)	(558,301)
Borrowings under secured financing agreements	70,352,653	50,079,186	54,385,892
Borrowings under warehouse credit facilities	67,274,958	41,065,479	76,069,417
Borrowings under notes receivable financing	364,977	—	—
Borrowings under secured notes and bonds payable	5,529,900	6,669,483	5,868,761
Proceeds from issuance of unsecured senior notes	767,103	—	—
Proceeds from issuance of debt obligations of consolidated CFEs	2,013,765	725,901	1,919,160
Repayments of debt obligations of consolidated CFEs	(725,946)	(269,563)	(430,042)
Issuance of common and preferred stock	409,957	—	—
Repurchase of common and preferred stock	—	—	(5,227)
Noncontrolling interest in equity of consolidated subsidiaries - contributions	42,627	—	—
Noncontrolling interest in equity of consolidated subsidiaries - distributions	(29,334)	(17,261)	(27,047)
Payment of contingent consideration	—	—	(2,355)
Purchase of noncontrolling interest	(26,042)	—	—
Net cash provided by (used in) financing activities	4,831,071	(842,549)	(5,818,068)

Net Increase in Cash, Cash Equivalents and Restricted Cash	220,714	67,767	67,719

Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,697,095	1,629,328	1,561,609

Cash, Cash Equivalents and Restricted Cash, End of Period	$1,917,809	$1,697,095	$1,629,328

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,741,014	$1,484,094	$825,224
Cash paid during the period for income taxes	12,178	6,524	4,012
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	153,114	143,199	140,984
Transfer from residential mortgage loans to real estate owned and other assets	8,425	21,943	14,936
Real estate securities retained from loan securitizations	51,536	—	—
Residential mortgage loans subject to repurchase	2,745,756	1,782,998	1,219,890
Purchase of Agency RMBS, settled after quarter-end	—	—	731,216
Cashless exercise of warrants and options	9	93	69
Liabilities related to the initial consolidation of CLOs	512,590	—	—
Liabilities related to deconsolidated CFEs	352,900	—	—
Seller financing in Marcus acquisition	—	1,317,347	—
Seller financing in CXP acquisition	—	323,452	—

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

1. BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital” or the “Company”) is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation formed in September 2011 as a limited liability company and commenced operations in December 2011.

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

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and more recently, broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rental (“SFR”) properties, title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enable it to maximize the value of its investments by offering products and services related to the lifecycle of transactions that affect each mortgage loan and underlying residential property or collateral. Rithm Capital’s asset management business primarily operates through its wholly-owned subsidiaries, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates, acquired on November 17, 2023, and RCM GA Manager LLC (“RCM Manager”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. RCM Manager manages Rithm Property Trust Inc. (“Rithm Property Trust”), a publicly traded mortgage REIT pursuant to a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”).

As of December 31, 2024, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management.

Rithm Capital’s Origination and Servicing businesses operate through its wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients performing and special servicing capabilities. Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), its company focused on the acquisition and management of SFR properties, (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business, and (v) Guardian Asset Management (“Guardian”), a national provider of field services and property management services. In additional to these wholly-owned subsidiaries, Rithm Capital also has operations in commercial real estate through its joint venture with GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, and leasing and construction support

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Newrez sells substantially all of the mortgage loans that it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the Agencies. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), U.S. Department of Agriculture or Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of Rithm Capital and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option is elected. Distributions from such equity method investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

Reclassifications — Certain prior period amounts in Rithm Capital’s consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income, total assets, total liabilities or stockholders’ equity.

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s excess mortgage servicing rights (“Excess MSRs”), mortgage servicing rights (“MSRs”), MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization entities and loans. If a servicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

Use of Estimates — The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities, the determination of whether or not to consolidate a VIE or a voting interest entity (“VOE”), goodwill and intangible assets and the disclosure of contingent assets and liabilities at the reporting date. Actual results could differ from those estimates and such differences could be material.

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

The Company has a subsidiary whose functional currency is the Euro, and the financial statements of such entity are translated into U.S. dollars using the exchange rates prevailing at the end of each reporting period, and the statement of operations of the entity is translated using the rate in effect on the date of any relevant transaction. Gains and losses arising from the translation of monetary assets and liabilities are recorded as a currency translation adjustment in the consolidated statements of comprehensive income and are included in accumulated other comprehensive income (loss) in the consolidated balance sheets.

Business Combinations and Assets Acquisitions — When the assets acquired and liabilities assumed constitute a business, then the acquisition is a business combination. If substantially all of the fair value of the gross asset acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset is not considered a business. Business combinations are accounted for under Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidation and Transfers of Financial Assets — For each equity investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis is performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company applies the guidance in ASC 810-10, Consolidation. In situations where the Company is the transferor of financial assets, the Company applies the guidance in ASC 860-10, Transfers and Servicing. In VIEs, an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including VIEs, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify for sale accounting or should be accounted for as secured borrowing. The Company’s equity investments, where the Company exercises significant influence but for which the Company has not elected the fair value option, are accounted for under the equity method of accounting.

In circumstances where an entity does not have the characteristics of a VIE, it would be considered a VOE. The Company would consolidate a VOE where the Company has a majority equity interest and has control over significant operating, financial and investing decisions of the entity.

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

Certain consolidated VIEs meet the definition of collateralized financing entities (“CFE”). A CFE is a VIE that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the CFE.

Policies of Certain Consolidated Entities — For purposes of these consolidated financial statements, “consolidated entities” refer to special purpose entities, funds or other investment vehicles which the Company is required to consolidate in accordance with ASC 810, Consolidation. Investments held by a consolidated fund that is considered an investment company are reflected at their estimated fair values pursuant to specialized investment company accounting guidance retained by the Company using net asset value (“NAV”) per share of the underlying funds. Refer to Note 19 for further details. The Company’s policy is that a consolidated entity that is considered an investment company under GAAP will generally consolidate another investment company when it owns substantially all of the interest in the investment company.

The Company also consolidates certain securitization vehicles that are CFEs. The Company elected fair value option for the financial assets and the financial liabilities upon consolidation of these securitization vehicles. The Company measures the financial assets of these consolidated securitization vehicles based on the fair value of the financial liabilities, as the Company believes the fair value of the financial liabilities is more observable. The financial assets are measured as (i) the sum of the fair value of the financial liability including beneficial interests retained by the Company less (ii) the carrying value of any nonfinancial assets held temporarily. As a result of this measurement alternative, there is no attribution of amounts to non-controlling interests for consolidated CFEs.

Assets of consolidated CFEs accounted for using the measurement alternative are presented within assets of consolidated CFEs under investments, at fair value and other assets, and liabilities due to third parties are presented within liabilities of consolidated CFEs under notes payable, at fair value and other liabilities, in the consolidated balance sheets. Change in the fair value of these consolidated securitization vehicles’ financial assets and liabilities and related interest and other income are presented within realized and unrealized gains (losses), net, and ongoing expenses of the vehicles are presented as expenses within general and administrative on the consolidated statements of operations. Refer to Note 20 for further details.

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

Servicer Advance Investments — Rithm Capital accounts for its servicer advance investments similarly to its Excess MSRs. Interest income for servicer advance investments is accreted into earnings on an effective yield or “interest” method, based upon the expected aggregate cash flows of the servicer advance investments, including the base fee component of the related MSR (but excluding any Excess MSR component) through the expected life of the underlying mortgages, net of a portion of the base fee component of the MSR that Rithm Capital remits to the servicer as compensation for the servicer’s servicing activities.

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

Real Estate and Other Securities — Agency RMBS and non-Agency residential and other securities are classified as either available-for-sale (“AFS”) or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired. If classified as available-for-sale, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income. If classified under the fair value option, changes in fair value are recorded in the consolidated statements of operations as a component of realized and unrealized gains (losses), net.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s real estate and other securities, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 19.

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

Interest income on mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans are reported in interest income in the consolidated statements of operations. If it’s probable

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.

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

A loan is reported as past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans held-for-sale are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Rithm Capital’s ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

Initial costs to acquire, renovate and prepare SFR properties to be leased are capitalized as a component of each residential real estate property using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing the properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities and HOA fees. The capitalization period associated with renovation activities begins at the time that such activities commence and conclude at the time that an SFR property is available to be leased. Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, while expenditures that improve or extend the life of a property, such as certain furniture and fixtures additions, are capitalized. The determination of which costs to capitalize requires judgment and can involve many factors with no one factor necessarily determinative. Expenditures for repairs and maintenance recognized immediately are included in general and administrative expenses in the Company’s consolidated statements of operations.

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

Revenues associated with SFR properties consist of rents collected under lease agreements, net of any concessions and bad debt (including write-offs of operating lease receivables when collectability is not deemed probable) and other income, including tenant reimbursements for utilities and other charge-backs such as late fees and non-refundable deposits. Leases typically have a term of one to two years. Rental revenues are included in other revenues in the Company’s consolidated statements of operations.

In the fourth quarter of 2023, Rithm Capital entered into a strategic partnership with Darwin Homes, Inc. to establish a new property management platform, Adoor Property Management LLC (“APM”). All SFR properties are managed through APM.

Property and Maintenance Revenue — Rithm Capital, through its wholly-owned subsidiary, Guardian, collects revenue from property management, inspections and repair services. These revenues are included in other revenues in the Company’s consolidated statements of operations. Revenues recognized are from fixed-price work orders created for services defined within contracts with the customer. In accordance with ASC 606, the Company recognizes revenue upon completion of the services as detailed in each work order.

Residential Transition Loans — Rithm Capital, through its wholly-owned subsidiary Genesis, originates and manages a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

Rithm Capital elected to apply the fair value option for all residential transition loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial asset and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s consolidated balance sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the CECL impairment model. Rithm Capital reports the change in the fair value within realized and unrealized gains (losses), net in the consolidated statements of operations. Fair value approximates carrying value due to the short duration of the residential transition loans.

Residential transition loans are presented net of construction holdbacks and interest reserves on the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans and released as the project progresses. The interest reserve represents amounts withheld from the funding of certain mortgage loans in order to satisfy monthly interest payments for all or part of the term of the related loan. Accrued interest is paid out of the interest reserve and recognized as interest income on a monthly basis.

Residential transition loans can be placed in contractual default status for (i) an interest payment that is more than 30 days past due or sooner, if collection is considered doubtful, (ii) a loan that matures and the borrower fails to make payment of all amounts owed or extend the loan or (iii) the collateral that becomes impaired in such a way that the ultimate collection of the loan receivable is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, the Company may place a current loan on non-accrual status and recognize interest income on a cash basis. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect in accordance with the terms of the loan.

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

Residential Mortgage Loan Repurchases — Newrez, as approved issuer of Ginnie Mae mortgage-backed securities (“MBS”), originate and securitize government-insured residential mortgage loans. As issuer of Ginnie Mae-guaranteed securitizations, Newrez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Newrez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether Newrez intends to repurchase the loans. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off.

Cash, Cash Equivalents and Restricted Cash — Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Servicer Advances Receivable — Represents servicer advances due to Rithm Capital’s servicer subsidiaries, NRM and Newrez (Note 5). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into servicing revenue, net in the consolidated statements of operations on a straight-line basis over the estimated weighted average life of the advances.

Goodwill and Intangible Assets — Rithm Capital qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more likely than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more likely than not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. Rithm Capital did not recognize any impairment for the year ended December 31, 2024.

As a result of various acquisitions (see Note 3), Rithm Capital identified intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks / trade names and licenses. Rithm Capital recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in general and administrative in Rithm Capital’s consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. Rithm Capital did not recognize any impairment for the year ended December 31, 2024.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized on long-lived assets for the year ended December 31, 2024. Subsequently, if events or market conditions affect the estimated fair value of an impaired long-lived asset, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

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

Subrental income is recognized on a straight-line basis over the lease term and is included within other revenues in the consolidated statements of operations. Where the Company has entered into a sublease arrangement, the Company will evaluate the lease arrangement for impairment. To the extent an impairment of the ROU lease asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis over the remaining lease term within general and administrative in the consolidated statements of operations.

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

Income Taxes — Rithm Capital operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Requirements for qualification as a REIT include various restrictions on ownership of Rithm Capital’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of Rithm Capital’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps, swaptions, futures, interest rate caps and to-be-announced forward contract positions (“TBAs”) securities to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the consolidated balance sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as hedges for U.S. GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 19 of these consolidated financial statements.

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

Equity-Based Compensation — The Company grants equity-based compensation awards to certain employees and all directors in the form of restricted shares of common stock. The Company accounts for equity-based awards under ASC 718, Compensation — Stock Compensation, which requires the Company to expense the cost of services received in exchange for equity-based awards based on the grant-date fair value of the awards. This expense is recognized as provided in the applicable award agreement (see Note 23). The fair value of the Company’s restricted stock awards (“RSAs”), time-based and performance-based restricted stock unit awards (“RSU” and “PSU” awards, respectively) and Class B Profit Units (as defined in Note 23) are typically equivalent to the closing stock price on the grant date. The fair value of the Company’s LTIP Profit Units (as defined in Note 23) are liability-classified equity based awards due to a cash settlement feature. As such, the fair value of these awards is initially determined at the date of grant and is remeasured at each reporting period until settlement. Compensation expense is recognized using the accelerated attribution model over the vesting period and presented in compensation and benefits on the Company’s consolidated statements of operations. The Company has elected to account for forfeitures as they occur.

Residential Mortgage Origination Reserves — Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez provides representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan. Rithm Capital records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of residential mortgage loans subject to recourse as well as historical and estimated future loss rates. Rithm Capital evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

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

Asset Management Revenue Recognition — Management fees are generally calculated and paid to Sculptor on a quarterly basis in advance, based on the amount of assets under management (“AUM”) at the beginning of the quarter. Management fees for certain of our closed-end funds are based on invested capital. Management fees are prorated for capital inflows and redemptions during the quarter. Management fees are recognized over the period during which the related services are performed. Certain of Sculptor’s management fees are paid on a quarterly basis in arrears.

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

A portion of the management fees Sculptor earns from its collateralized loan obligations (“CLOs” or a “CLO”) is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain overcollateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to Sculptor are redirected to pay principal and interest on the more senior obligations of the CLOs. In the event a CLO fails to satisfy one or more overcollateralization tests, Sculptor will stop recognizing management fees for the CLO until if and when the collateral tests are remedied and all fees are paid.

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

The commitment period for certain of Sculptor’s AUM is for a period of one year on a calendar-year basis with incentive income recognized annually on December 31. Sculptor may also recognize incentive income related to fund investor redemptions at other times during the year, and on AUM subject to initial commitment periods that are longer than one year where the commitment period expires during the year. Sculptor may also recognize incentive income for tax distributions that Sculptor is entitled to that cover estimated tax obligations of Sculptor related to the management of certain funds, as such distributions are not subject to clawback once distributed to Sculptor.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

See Note 22 for additional information.

Recent Accounting Pronouncements —

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The standard clarifies that a contractual restriction on the sale of an equity security is not considered in measuring the security’s fair value. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. This standard became effective for the Company for the fiscal year ended December 31, 2024. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. This standard became effective for the Company for the fiscal year ended December 31, 2024. Upon adoption of the new standard, the Company has included the new additional and relevant required disclosures within its segment reporting disclosures in Note 4.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption, but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

3. BUSINESS ACQUISITIONS

Acquisition of Computershare Mortgage Services Inc.

Rithm Capital completed the acquisition of Computershare Mortgage Services Inc. (“Computershare”) and certain affiliated companies, including Specialized Loan Servicing LLC (“SLS”), and the simultaneous merger of SLS into Newrez on May 1, 2024 (the “Computershare Acquisition”). Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid as of December 31, 2024 to acquire the assets and assume the liabilities related to the Computershare Acquisition during the second quarter of 2024:

Total Consideration	$731,025

Assets:
Residential mortgage loans, held-for-sale	2,402
Servicer advances receivable	275,513
Mortgage servicing rights, at fair value	700,207
Cash and cash equivalents	101,993
Restricted cash	2,271
Other assets(A)	92,594
Total Assets Acquired	1,174,980

Liabilities:
Accrued expenses and other liabilities	225,944
Secured notes and bonds payable	190,596
Total Liabilities Assumed	416,540

Net Assets	758,440

Bargain Purchase Gain	$27,415
(A)Includes $16.0 million of intangible assets in the form of customer relationships. This intangible is being amortized over a finite life of 4.5 years.

Rithm Capital acquired 100% of the outstanding equity interests of Computershare and certain affiliated companies, including SLS, for a GAAP purchase price of $731.0 million cash consideration. At the time of acquisition, SLS merged into Newrez. Upon completing the Computershare Acquisition, the consideration transferred for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Computershare, resulting in an economic gain (“Bargain Purchase”). Rithm Capital completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805, Business Combinations. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $27.4 million, which has been included in other income (loss), net within the consolidated statements of operations for the year ended December 31, 2024. The Bargain Purchase gain was primarily driven by the change in fair value of the acquired MSR between the signing and closing dates of the acquisition.

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

Rithm Capital has not disclosed the amount of revenue and net income attributable to Computershare for the year ended December 31, 2024, because it is impracticable to do so. As of the beginning of the third quarter in 2024, Computershare’s operations and financial information have been integrated within the Company’s systems, making it infeasible to separately identify and report the specific revenue and net income figures for Computershare.

Acquisition related costs are expensed in the period incurred. Rithm Capital recognized $17.8 million of Computershare Acquisition related costs that were expensed for the year ended December 31, 2024. These costs are grouped and presented within compensation and benefits and general and administrative in the consolidated statements of operations.

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

Measurement Period Adjustments

The following table summarizes the provisional amounts recognized related to the Computershare Acquisition as of the acquisition date, as well as the measurement period adjustments made in the fourth quarter of 2024 to arrive at the revised preliminary allocation of the total consideration paid to acquire the assets and assume the liabilities:

	Preliminary Amounts as of the Acquisition Date	Subsequent Adjustments to Fair Value(A)	Revised Preliminary Amounts as of the Acquisition Date
Total Consideration	$708,026	$22,999	$731,025

Assets:
Residential mortgage loans, held-for-sale	2,402	—	2,402
Servicer advances receivable	275,782	(269)	275,513
Mortgage servicing rights, at fair value	696,462	3,745	700,207
Cash and cash equivalents	102,011	(18)	101,993
Restricted cash	2,237	34	2,271
Other assets	84,028	8,566	92,594
Total Assets Acquired	1,162,922	12,058	1,174,980

Liabilities:
Accrued expenses and other liabilities	236,141	(10,197)	225,944
Secured notes and bonds payable	190,596	—	190,596
Total Liabilities Assumed	426,737	(10,197)	416,540

Net Assets	736,185	22,255	758,440

Bargain Purchase Gain	$28,159	$(744)	$27,415
(A)The adjustment to total consideration was primarily driven by changes in valuation of MSRs acquired and resolutions with seller with respect to servicing fee receivables (as reflected in other assets) and legal obligations (as reflected in accrued expenses and other liabilities).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2024 and 2023 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

	Year Ended December 31,
Pro Forma	2024	2023
Revenues	$5,437,872	$4,135,079
Income before income taxes	1,233,419	718,013

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Computershare Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Computershare Acquisition occurred on January 1, 2023.

Acquisition of Sculptor Capital Management, Inc.

Rithm Capital completed the acquisition of Sculptor on November 17, 2023 (the “Sculptor Acquisition”) as part of its strategy to expand its asset management capabilities. Rithm Capital accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Sculptor Acquisition during the fourth quarter of 2023:

Total Consideration(A)	$630,317

Assets:
Cash and cash equivalents	267,469
Restricted cash	26,373
Other assets(B)(C)	1,346,633
Total Assets Acquired	1,640,475

Liabilities:
Secured financing agreements	177,551
Secured notes and bonds payable	99,232
Accrued expenses and other liabilities	746,135
Total Liabilities Assumed	1,022,918

Noncontrolling interest	35,873

Net Assets	581,684

Goodwill	$48,633
(A)The fair value of total consideration transferred included cash of $600.6 million and assumption of unvested shares of Sculptor stock of $29.7 million for a total consideration of $630.3 million.
(B)Includes $275.0 million of intangible assets in the form of management contracts. These intangibles are being amortized over a finite life of 10 years.
(C)Includes $246.1 million of CLOs.

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

Rithm Capital recognized goodwill of $48.6 million, a portion of which is purchased goodwill, related to the Sculptor Acquisition. The goodwill was primarily driven by the assembled workforce acquired with the Sculptor Acquisition. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. Rithm Capital will assess the goodwill annually during the fourth quarter and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred.

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

The results of Sculptor’s operations were included in the Company’s consolidated statements of operations from November 17, 2023 through December 31, 2023 and represent $82.7 million of asset management revenues, $3.8 million of interest income and $1.0 million of net income.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $32.9 million of Sculptor Acquisition-related costs that were expensed for the year ended December 31, 2023. These costs are grouped and presented within general and administrative in the consolidated statements of operations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Measurement Period Adjustments

The following table summarizes the provisional amounts recognized related to the Sculptor Acquisition as of the acquisition date, as well as the measurement period adjustments made in the fourth quarter of 2024 to arrive at the final allocation of the total consideration paid to acquire the assets and assume the liabilities:

	Preliminary Amounts as of the Acquisition Date	Subsequent Adjustments to Fair Value	Final Amounts as of the Acquisition Date
Total Consideration	$630,317	$—	$630,317

Assets:
Cash and cash equivalents	267,469	—	267,469
Restricted cash	26,373	—	26,373
Other assets(A)	1,348,608	(1,975)	1,346,633
Total Assets Acquired	1,642,450	(1,975)	1,640,475

Liabilities:
Secured financing agreements	177,551	—	177,551
Secured notes and bonds payable	99,232	—	99,232
Accrued expenses and other liabilities	746,135	—	746,135
Total Liabilities Assumed	1,022,918	—	1,022,918

Noncontrolling interest	35,873	—	35,873

Net Assets	583,659	(1,975)	581,684

Goodwill	$46,658	$1,975	$48,633
(A)The adjustment to other assets primarily reflects the impact on deferred tax assets attributable to certain return to provision adjustments.

Unvested RSUs

In connection with the Sculptor Acquisition, unvested RSUs held by Sculptor employees at the time of the Sculptor Acquisition were converted into a deferred cash plan payable, resulting in a $29.7 million liability as of the date of the Sculptor Acquisition of deferred cash compensation due to employees.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2023 and 2022 prepared as if the Sculptor Acquisition had been consummated on January 1, 2022:

	Year Ended December 31,
Pro Forma	2023	2022
Revenues	$4,135,342	$5,425,858
Income before income taxes	591,129	1,223,201

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash and related interest income and the Senior Unsecured Notes (as defined in Note 18) and related interest expense.

In 2024, Rithm Capital reevaluated and revised the composition of its reportable segments based on the changes to its management reporting structure and performance assessment. MSR portfolio serviced by third-parties, government and government-backed securities, including corresponding hedges, servicer advances receivable and Guardian’s operations that were previously reflected within the Investment Portfolio segment are now reflected within the Origination and Servicing segment. Segment information for prior periods has been recast to reflect these changes. Additionally, the title of the Mortgage Loans Receivable segment was changed to Residential Transitional Lending.

The structure of the reportable segments is differentiated by the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization, as well as by the financial information used by the Company’s chief operating decision maker (“CODM”) to make decisions regarding the Company’s business, including resource allocation and performance assessment. The Company’s CODM is the Chairman, Chief Executive Office and President.

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other investment portfolio revenues. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, or investment in, residential properties. The Asset Management segment generates revenue through management and incentive fees based primarily on the AUM and performance of funds and accounts managed by the Company.

Income before income taxes is the measure of segment profit and loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and used by the CODM to evaluate segment results. It is also one of the factors considered in determining capital allocation among the segments, assessing performance for each segment and determining compensation for certain employees.

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Year Ended December 31, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,993,319	$—	$—	$—	$—	$1,993,319
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(602,241))	(167,574)	—	—	—	—	(167,574)
Servicing revenue, net	1,825,745	—	—	—	—	1,825,745
Interest income	1,351,066	319,596	257,833	21,288	7	1,949,790
Gain on originated residential mortgage loans, held-for-sale, net	672,093	10,442	—	—	—	682,535
Other revenues	121,291	106,181	—	—	—	227,472
Asset management revenues	—	—	—	520,294	—	520,294
Total Revenues	3,970,195	436,219	257,833	541,582	7	5,205,836
Interest expense and warehouse line fees	1,327,115	271,908	125,722	36,274	74,306	1,835,325
Other segment expenses(A)	500,347	80,724	19,578	97,550	46,154	744,353
Compensation and benefits	706,805	3,809	47,320	328,758	48,076	1,134,768
Depreciation and amortization	56,496	30,748	6,268	30,598	21	124,131
Total Operating Expenses	2,590,763	387,189	198,888	493,180	168,557	3,838,577
Realized and unrealized gains (losses), net	(288,322)	18,671	54,020	(74)	—	(215,705)
Other income (loss), net	21,677	22,032	(1,603)	15,100	49	57,255
Total Other Income (Loss)	(266,645)	40,703	52,417	15,026	49	(158,450)
Income (Loss) before Income Taxes	1,112,787	89,733	111,362	63,428	(168,501)	1,208,809
Income tax expense	219,086	6,949	5,224	36,058	—	267,317
Net Income (Loss)	893,701	82,784	106,138	27,370	(168,501)	941,492
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,554	3,133	—	4,302	—	9,989
Dividends on preferred stock	—	—	—	—	96,456	96,456
Net Income (Loss) Attributable to Common Stockholders	$891,147	$79,651	$106,138	$23,068	$(264,957)	$835,047
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional, information technology and occupancy.

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
December 31, 2024
Investments	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Cash and cash equivalents	1,004,326	27,987	37,605	174,819	214,006	1,458,743
Restricted cash	207,724	49,126	33,555	18,038	—	308,443
Other assets	7,068,046	2,199,220	138,397	962,845	5,752	10,374,260
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs	—	2,808,319	995,712	1,303,795	—	5,107,826
Total Assets	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
Debt	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
Other liabilities	4,725,155	433,762	29,999	104,879	235,846	5,529,641
Liabilities of consolidated CFEs	—	2,361,345	860,123	1,126,776	—	4,348,244
Total Liabilities	26,693,512	5,898,595	2,637,429	1,663,461	1,269,650	38,162,647
Total Equity	5,724,744	1,565,143	801,646	844,669	(1,049,892)	7,886,310
Noncontrolling interests in equity of consolidated subsidiaries	9,687	41,707	—	39,942	—	91,336
Total Rithm Capital Stockholders’ Equity	$5,715,057	$1,523,436	$801,646	$804,727	$(1,049,892)	$7,794,974
Investments in Equity Method Investees	$24,488	$291,637	$13,352	$113,662	$—	$443,139

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Year Ended December 31, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,859,357	$—	$—	$—	$—	$1,859,357
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(518,978))	(565,684)	—	—	—	—	(565,684)
Servicing revenue, net	1,293,673	—	—	—	—	1,293,673
Interest income	1,084,479	322,143	205,779	3,788	—	1,616,189
Gain on originated residential mortgage loans, held-for-sale, net	494,693	38,784	—	—	—	533,477
Other revenues	133,424	102,743	—	—	—	236,167
Asset management revenues	—	—	—	82,681	—	82,681
Total Revenues	3,006,269	463,670	205,779	86,469	—	3,762,187
Interest expense and warehouse line fees	1,011,387	245,120	105,909	2,727	36,184	1,401,327
Other segment expenses(A)	513,453	59,698	12,529	16,801	77,940	680,421
Compensation and benefits	655,819	8,681	43,547	42,839	36,206	787,092
Depreciation and amortization	44,174	25,930	6,282	4,230	65	80,681
Total Operating Expenses	2,224,833	339,429	168,267	66,597	150,395	2,949,521
Realized and unrealized gains (losses), net	(29,289)	273	1,500	8,060	—	(19,456)
Other income (loss), net	(20,125)	(657)	6,209	557	(26,361)	(40,377)
Total Other Income (Loss)	(49,414)	(384)	7,709	8,617	(26,361)	(59,833)
Income (Loss) before Income Taxes	732,022	123,857	45,221	28,489	(176,756)	752,833
Income tax expense (benefit)	107,617	(7,457)	(5,122)	27,121	—	122,159
Net Income (Loss)	624,405	131,314	50,343	1,368	(176,756)	630,674
Noncontrolling interests in income (loss) of consolidated subsidiaries	581	7,471	—	365	—	8,417
Dividends on preferred stock	—	—	—	—	89,579	89,579
Net Income (Loss) Attributable to Common Stockholders	$623,824	$123,843	$50,343	$1,003	$(266,335)	$532,678
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional, information technology and occupancy.

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
December 31, 2023
Investments	$19,014,526	$3,144,814	$1,879,319	$—	$—	$24,038,659
Cash and cash equivalents	548,666	30,639	58,628	230,008	419,258	1,287,199
Restricted cash	300,941	38,718	30,233	8,156	—	378,048
Other assets	5,210,015	3,721,620	108,523	1,069,203	20,483	10,129,844
Goodwill	29,468	—	55,731	46,658	—	131,857
Assets of consolidated entities	—	3,044,850	365,698	340,929	—	3,751,477
Total Assets	$25,103,616	$9,980,641	$2,498,132	$1,694,954	$439,741	$39,717,084
Debt	$17,116,565	$3,984,572	$1,537,008	$455,512	$546,818	$23,640,475
Other liabilities	3,391,408	1,837,801	23,608	345,999	213,121	5,811,937
Liabilities of consolidated entities	—	2,624,345	319,369	219,920	—	3,163,634
Total Liabilities	20,507,973	8,446,718	1,879,985	1,021,431	759,939	32,616,046
Total Equity	4,595,643	1,533,923	618,147	673,523	(320,198)	7,101,038
Noncontrolling interests in equity of consolidated subsidiaries	8,220	44,905	—	40,971	—	94,096
Total Rithm Capital Stockholders’ Equity	$4,587,423	$1,489,018	$618,147	$632,552	$(320,198)	$7,006,942
Investments in Equity Method Investees	$—	$110,883	$—	$91,563	$—	$202,446

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Year Ended December 31, 2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,831,354	$—	$—	$—	$—	$1,831,354
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(631,120))	727,334	—	—	—	—	727,334
Servicing revenue, net	2,558,688	—	—	—	—	2,558,688
Interest income	615,809	277,057	145,315	—	278	1,038,459
Gain on originated residential mortgage loans, held-for-sale, net	1,127,282	(34,533)	—	—	—	1,092,749
Other revenues	132,432	98,473	—	—	—	230,905
Asset management revenues	—	—	—	—	—	—
Total Revenues	4,434,211	340,997	145,315	—	278	4,920,801
Interest expense and warehouse line fees	522,963	167,304	50,980	—	36,546	777,793
Other segment expenses(A)	740,629	14,675	16,313	—	481,118	1,252,735
Compensation and benefits	1,172,089	1,786	41,662	—	15,909	1,231,446
Depreciation and amortization	59,458	23,393	6,302	—	348	89,501
Total Operating Expenses	2,495,139	207,158	115,257	—	533,921	3,351,475
Realized and unrealized gains (losses), net	(342,789)	126,273	36,390	—	67	(180,059)
Other income (loss), net	(5,664)	(113,875)	12,243	—	(19,170)	(126,466)
Total Other Income (Loss)	(348,453)	12,398	48,633	—	(19,103)	(306,525)
Income (Loss) before Income Taxes	1,590,619	146,237	78,691	—	(552,746)	1,262,801
Income tax expense (benefit)	327,318	35,378	(7,792)	—	(75,388)	279,516
Net Income (Loss)	1,263,301	110,859	86,483	—	(477,358)	983,285
Noncontrolling interests in income (loss) of consolidated subsidiaries	2,716	26,050	—	—	—	28,766
Dividends on preferred stock	—	—	—	—	89,726	89,726
Net Income (Loss) Attributable to Common Stockholders	$1,260,585	$84,809	$86,483	$—	$(567,084)	$864,793
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology.

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
December 31, 2022
Investments	$18,801,342	$2,612,347	$1,714,053	$—	$—	$23,127,742
Cash and cash equivalents	604,191	159,635	52,441	—	520,241	1,336,508
Restricted cash	218,435	37,322	16,001	—	—	271,758
Other assets	4,970,130	1,794,096	169,894	—	28,043	6,962,163
Goodwill	29,468	—	55,731	—	—	85,199
Assets of consolidated entities	—	2,443,561	359,577	—	—	2,803,138
Total Assets	$24,623,566	$7,046,961	$2,367,697	$—	$548,284	$34,586,508
Debt	$16,209,175	$3,413,925	$1,420,661	$—	$545,056	$21,588,817
Other liabilities	3,095,524	286,408	25,469	—	159,783	3,567,184
Liabilities of consolidated entities	—	2,107,173	313,266	—	—	2,420,439
Total Liabilities	19,304,699	5,807,506	1,759,396	—	704,839	27,576,440
Total Equity	5,318,867	1,239,455	608,301	—	(156,555)	7,010,068
Noncontrolling interests in equity of consolidated subsidiaries	12,437	54,630	—	—	—	67,067
Total Rithm Capital Stockholders’ Equity	$5,306,430	$1,184,825	$608,301	$—	$(156,555)	$6,943,001
Investments in Equity Method Investees	$—	$96,210	$—	$—	$—	$96,210

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance as of December 31, 2022	$8,889,403
Originations(A)	786,655
Proceeds from sales(B)	(704,436)
Change in Fair Value Due To:
Realization of cash flows(C)	(518,978)
Change in valuation inputs and assumptions	(46,706)
Balance as of December 31, 2023	8,405,938
Acquisition	700,207
Originations(A)	1,396,154
Sales	11,026
Change in Fair Value Due To:
Realization of cash flows(C)	(607,169)
Change in valuation inputs and assumptions	415,515
Balance as of December 31, 2024	$10,321,671
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $54.4 million and $0.0 million of MSRs capitalized through co-issue with third-parties for the years ended December 31, 2024 and 2023, respectively.
(B)Relates primarily to excess servicing cash flows sold on certain agency loans with a total UPB of approximately $91.4 billion during the year ended December 31, 2023. In connection with these sales, the Company recorded a gain of approximately $5.2 million during the period, which is included within change in fair value of MSRs and MSR financing receivables in the consolidated statements of operations.
(C)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Year Ended December 31,
	2024	2023	2022
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,833,221	$1,735,060	$1,698,977
Ancillary and other fees	160,098	124,297	132,377
Servicing fee revenue, net and fees	1,993,319	1,859,357	1,831,354
Change in Fair Value Due To:
Realization of cash flows(A)	(602,241)	(518,978)	(631,120)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	434,667	(46,706)	1,448,811
Change in fair value of derivative instruments	—	—	(11,316)
Gain (loss) on settlement of derivative instruments	—	—	(79,041)
Servicing Revenue, Net	$1,825,745	$1,293,673	$2,558,688
(A)Net of $4.9 million of realization of cash flows related to excess spread financing for the year ended December 31, 2024. There was no excess spread financing during the years ended December 31, 2023 and 2022 (Note 12).
(B)Net of $19.2 million of change in valuation inputs and assumptions related to excess spread financing for the year ended December 31, 2024. There was no excess spread financing during the years ended December 31, 2023 and 2022 (Note 12).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes MSRs and MSR financing receivables by type as of December 31, 2024 and 2023:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
2024
GSE	$383,014,320	6.5	$6,413,199
non-Agency	70,022,636	5.4	836,408
Ginnie Mae(C)	137,177,395	6.4	3,072,064
Total / Weighted Average	$590,214,351	6.4	$10,321,671
2023
GSE	$351,642,337	7.7	$5,333,013
non-Agency	48,928,545	6.8	678,913
Ginnie Mae(C)	127,863,627	7.1	2,394,012
Total / Weighted Average	$528,434,509	7.5	$8,405,938
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of December 31, 2024 and 2023, weighted average discount rates of 8.9% (range of 8.7% – 10.3%) and 8.5% (range of 7.9% – 10.8%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables, respectively.
(C)As of December 31, 2024 and 2023, Rithm Capital has approximately $2.7 billion and $1.8 billion in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its consolidated balance sheets.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae MBS and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of December 31, 2024 and 2023, Rithm Capital reflected approximately $2.7 billion and $1.8 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of December 31, 2024 and 2023, Rithm Capital holds approximately $0.5 billion and $0.4 billion, respectively, of such repurchased loans presented within residential mortgage loans, held-for-sale on its consolidated balance sheets.

Onity MSR Financing Receivable Transactions

In July 2017, Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital, Onity’s remaining interests in MSRs relating to loans with an aggregate UPB of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, in January 2018, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion, of which approximately $10.4 billion UPB, as of December 31, 2024, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are recorded as MSR financing receivables, at fair value.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	December 31, 2024	December 31, 2023
California	16.5%	17.1%
Florida	8.2%	8.6%
Texas	6.6%	6.2%
New York	5.7%	6.0%
Washington	5.2%	5.8%
New Jersey	4.1%	4.3%
Virginia	3.7%	3.6%
Maryland	3.4%	3.4%
Illinois	3.3%	3.3%
Georgia	3.1%	3.0%
Other U.S.	40.2%	38.7%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of December 31, 2024 and 2023 was $242.9 billion and $102.5 billion, respectively. Rithm Capital earned servicing revenue of $219.6 million, $139.4 million and $132.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented as part of general and administrative in the consolidated statements of operations. As of December 31, 2024, PHH and Valon Mortgage, Inc. subserviced 7.1% and 4.0% of owned MSRs, respectively, with the remaining 88.9% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 26). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The table below summarizes the type of advances included in the servicer advances receivable:

	December 31,
	2024	2023
Principal and interest advances	$640,723	$616,801
Escrow advances (taxes and insurance advances)	1,733,426	1,442,697
Foreclosure advances	950,092	767,171
Gross advance balance(A)(B)(C)	3,324,241	2,826,669
Reserves, impairment, unamortized discount, net of recovery accruals	(125,320)	(66,419)
Total Servicer Advances Receivable	$3,198,921	$2,760,250
(A)Includes $673.7 million and $585.0 million of servicer advances receivable related to GSEs MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $529.3 million and $405.6 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., ranks “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $121.4 million, or 3.7%, and $93.7 million, or 3.3%, for expected non-recovery of advances as of December 31, 2024 and 2023, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance as of December 31, 2022	$65,428
Provision	63,016
Write-offs	(34,763)
Balance as of December 31, 2023	93,681
Provision	47,685
Write-offs	(19,970)
Balance as of December 31, 2024	$121,396

See Note 18 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and U.S. Treasury (“Treasury”) securities. The following tables summarize Agency and Treasury securities by designation:

	December 31, 2024
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)
Securities Designated as AFS:
Agency(C)	$69,295	$—	$—	$60,135	1	3.5%	3.5%	7.8
Securities Measured at Fair Value through Net Income (“FVO”):
Agency(C)	6,602,894	428	(51,024)	6,390,508	42	5.0%	5.0%	5.7
Treasury(C)	3,250,000	4,102	(781)	3,260,703	3	4.5%	4.5%	1.9
Total / Weighted Average	$9,922,189	$4,530	$(51,805)	$9,711,346	46	4.8%	4.8%	4.4

	December 31, 2023
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)
Securities Designated as AFS:
Agency(C)	$74,639	$—	$—	$65,496	1	3.5%	3.5%	10.8
Securities Measured at FVO:
Agency(C)	8,515,621	121,771	(5,666)	8,467,634	43	5.2%	5.2%	8.2
Total / Weighted Average	$8,590,260	$121,771	$(5,666)	$8,533,130	44	5.2%	5.2%	8.2
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the assets.
(C)All fixed-rate as of December 31, 2024 and 2023.

The following table summarizes Treasury securities, held-to-maturity (“HTM”):

	December 31, 2024
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)
Treasury Securities Designated as HTM:
December 31, 2024	$25,000	$24,770	$24,775	$5	1	4.3%	0.5
December 31, 2023	$25,000	$24,553	$24,566	$13	1	5.4%	0.3

The following table summarizes purchases and sales of Agency and Treasury securities:

	Year Ended December 31,
	2024		2023		2022
	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency
Purchases:
Face	$8,825,000	$1,280,545	$1,055,000	$3,373,770	$—	$16,479,286
Purchase price	8,813,058	1,249,562	1,028,051	3,350,588	—	16,314,613

Sales:
Face	$5,500,000	$2,556,839	$—	$1,691,131	$—	$16,515,951
Amortized cost	5,481,688	2,536,357	—	1,671,349	—	16,759,658
Sale price	5,499,395	2,583,782	—	1,614,293	—	15,026,290
Gain (loss) on sale	17,707	47,425	—	(57,056)	—	(1,733,368)
(A)Excludes Treasury short sales and purchases to cover short sale liabilities. Refer to Note 17 for information regarding short sales.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

As of December 31, 2024, Rithm Capital had no unsettled trades.

See Note 18 regarding the financing of government and government-backed securities.

7. RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. A majority of the residential mortgage loan portfolio is serviced by Newrez.

Loans are accounted for based on Rithm Capital’s strategy and intent for the loan and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2024, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans held-for-sale (“HFS”), at lower of cost or fair value
•Loans HFS, at fair value
•Investments of consolidated CFEs represent mortgage loans held by certain mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31,
	2024					2023
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,966,605	$2,791,027	7,996	5.8%	25.8	$3,038,587
Residential mortgage loans, HFI, at fair value	396,061	361,890	7,405	8.4%	4.5	379,044

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	56,469	51,011	1,668	7.7%	4.4	57,038
Acquired non-performing loans(D)	19,403	15,659	234	9.1%	5.7	21,839
Total Residential Mortgage Loans, HFS	$75,872	$66,670	1,902	8.1%	4.7	$78,877

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	422,680	408,421	1,679	5.8%	20.5	400,603
Acquired non-performing loans(D)(E)	294,104	270,879	1,311	4.8%	27.1	204,950
Originated loans	3,557,836	3,628,271	11,530	6.7%	29.1	1,856,312
Total Residential Mortgage Loans, HFS, at Fair Value	$4,274,620	$4,307,571	14,520	6.5%	28.1	$2,461,865
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
(D)As of December 31, 2024, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $245.8 million and $281.6 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of December 31, 2024.

See Note 18 regarding the financing of residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	December 31,
	2024			2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$4,377,435	$4,400,113	$22,678	$2,690,198	$2,638,230	$(51,968)
90+	369,118	336,018	(33,100)	313,122	281,556	(31,566)
Total	$4,746,553	$4,736,131	$(10,422)	$3,003,320	$2,919,786	$(83,534)

The following table summarizes the activity of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2022	$452,519	$101,027	$3,297,271	$3,850,817
Originations	—	—	37,123,264	37,123,264
Sales	—	(6,946)	(37,500,199)	(37,507,145)
Purchases/additional fundings	1,269	—	375,435	376,704
Proceeds from repayments	(51,195)	(10,773)	(181,166)	(243,134)
Transfer of loans to other assets(A)	—	286	(696,228)	(695,942)
Transfer of loans to REO	(7,148)	(2,858)	(1,459)	(11,465)
Transfers of loans to HFS	(30,556)	—	—	(30,556)
Transfers of loans from HFI	—	—	30,556	30,556
Valuation provision on loans	—	(1,859)	—	(1,859)
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	7,540	—	4,639	12,179
Other factors	6,615	—	9,752	16,367
Balance at December 31, 2023	379,044	78,877	2,461,865	2,919,786
Originations	—	—	57,796,441	57,796,441
Sales	—	(2,307)	(57,973,190)	(57,975,497)
Purchases/additional fundings	—	—	2,566,210	2,566,210
Proceeds from repayments	(45,159)	(9,680)	(97,975)	(152,814)
Transfer of loans to other assets(A)	—	(2,968)	(449,065)	(452,033)
Transfer of loans to REO	(3,990)	(1,232)	(3,203)	(8,425)
Transfers of loans to HFS	(52)	—	—	(52)
Transfers of loans from HFI	—	—	52	52
Valuation (provision) reversal on loans	—	3,980	—	3,980
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	24,061	—	12,784	36,845
Other factors	7,986	—	(6,348)	1,638
Balance at December 31, 2024	$361,890	$66,670	$4,307,571	$4,736,131
(A)Includes loans transferred to consolidated CFEs and receivable modifications resulting in transfers between other assets and residential mortgage loans.

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital reports gain on originated residential mortgage loans, HFS, net in the consolidated statements of operations. See Note 20 for detail on Rithm Capital’s continuing involvement in residential mortgage loan securitizations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Year Ended December 31,
	2024	2023	2022
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(822,641)	$(392,137)	$(1,099,941)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	28,157	73,476	1,285,219
MSRs retained on transfer of residential mortgage loans(C)	1,341,728	786,655	1,222,742
Other(D)	54,969	14,622	33,551
Realized gain on sale of originated residential mortgage loans, net	602,213	482,616	1,441,571
Change in fair value of residential mortgage loans	2,096	99,877	(271,530)
Change in fair value of interest rate lock commitments (Note 17)	(12,449)	15,018	(102,992)
Change in fair value of derivative instruments (Note 17)	90,675	(64,034)	25,700
Gain on Originated Residential Mortgage Loans, HFS, Net	$682,535	$533,477	$1,092,749
(A)Includes residential mortgage loan origination fees of $0.9 billion, $0.4 billion and $0.6 billion in the years ended December 31, 2024, 2023 and 2022, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $24.2 million for the year ended December 31, 2024 and no gain or loss for the years ended December 31, 2023 and 2022.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized MSRs upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans purchased from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) in June 2023 and (ii) consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) initially in a co-investment with an unaffiliated entity. On June 28, 2024, Rithm Capital acquired the remaining 46.5% interest in the SpringCastle loans from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital holds a 100% interest in the SpringCastle loans.

The Marcus portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle loans portfolio includes personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems and Services Technologies, Inc. and the SpringCastle loans are serviced by OneMain Holdings Inc.

The following table summarizes characteristics of the consumer loan portfolio measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
December 31, 2024
SpringCastle	$208,306	$219,308	18.1%	3.8
Marcus	559,317	446,257	11.0%	1.0
Total Consumer Loans	$767,623	$665,565	12.9%	1.8
December 31, 2023
SpringCastle	$260,102	$285,632	18.2%	3.7
Marcus	1,048,672	988,373	10.5%	1.2
Total Consumer Loans	$1,308,774	$1,274,005	12.0%	1.7

See Note 18 regarding the financing of consumer loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	December 31,
	2024			2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$203,923	$214,746	$10,823	$255,441	$280,577	$25,136
90+	4,383	4,562	179	4,661	5,055	394
Total SpringCastle	208,306	219,308	11,002	260,102	285,632	25,530

Marcus:
Current	$438,712	$438,712	—	$1,014,404	$956,076	$(58,328)
90+	120,605	7,545	(113,060)	34,268	32,297	(1,971)
Total Marcus	559,317	446,257	(113,060)	1,048,672	988,373	(60,299)

	$767,623	$665,565	$(102,058)	$1,308,774	$1,274,005	$(34,769)
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2022	$363,756
Purchases	1,317,347
Additional fundings(A)	27,510
Proceeds from repayments	(446,124)
Accretion of loan discount and premium amortization, net	37,717
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	957
Other factors	(27,158)
Balance at December 31, 2023	1,274,005
Additional fundings(A)	24,091
Proceeds from repayments	(560,518)
Accretion of loan discount and premium amortization, net	27,914
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	(51,977)
Other factors	(47,950)
Balance at December 31, 2024	$665,565
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

SFR properties HFS are managed for near term sale and disposition. They are measured at the lower of cost less accumulated depreciation and impairment or fair value less estimated cost to sell and presented within single-family rental properties on the consolidated balance sheets. For the year ended December 31, 2024, Rithm Capital transferred 206 SFR properties HFI to HFS.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the net carrying value of investments in SFR properties:

	December 31,
	2024	2023
Land	$191,992	$183,359
Building	767,966	733,437
Capital improvements	150,811	138,869
Total gross investment in SFR properties	1,110,769	1,055,665
Accumulated depreciation	(82,474)	(53,737)
Investment in SFR Properties, Net	$1,028,295	$1,001,928

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 totaled $30.0 million, $28.2 million and $18.9 million, respectively. Depreciation expense is included in general and administrative in the consolidated statements of operations.

As of December 31, 2024 and 2023, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.0 million and $7.5 million, respectively.

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2022	$971,313	$—	$971,313
Acquisitions and capital improvements	67,013	—	67,013
Transfers to HFS	(9,561)	9,561	—
Dispositions	(250)	(7,990)	(8,240)
Depreciation expense	(28,158)	—	(28,158)
Balance at December 31, 2023	1,000,357	1,571	1,001,928
Acquisitions and capital improvements	70,355	—	70,355
Transfers to HFS	(50,615)	50,615	—
Dispositions	(1,140)	(12,893)	(14,033)
Depreciation expense	(29,955)	—	(29,955)
Balance at December 31, 2024	$989,002	$39,293	$1,028,295

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue included in other revenues and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Year Ended December 31,
	2024	2023	2022
Rental revenue	$76,561	$73,216	$54,567
Other variable revenue	4,524	2,299	464
Total Revenue	$81,085	$75,515	$55,031

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

2025	$39,067
2026 and thereafter	3,419
Total	$42,486

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the activity for the period of the SFR portfolio by properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2022	3,731	—	3,731
Acquisition of SFR properties	182	—	182
Transfer to HFS	(30)	30	—
Disposition of SFR properties	(1)	(24)	(25)
Balance at December 31, 2023	3,882	6	3,888
Acquisition of SFR properties	219	—	219
Transfer to HFS	(206)	206	—
Disposition of SFR properties	(4)	(54)	(58)
Balance at December 31, 2024	3,891	158	4,049

See Note 18 regarding the financing of SFR properties.

10. RESIDENTIAL TRANSITION LOANS

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

The following table summarizes residential transition loans, at fair value and residential transition loans held by consolidated CFEs by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
December 31, 2024
Construction	$935,142	$492,071	$1,427,213	45.4%	490	31.9%	11.4%	20.0	72.7% / 62.2%
Bridge	972,443	363,946	1,336,389	42.6%	600	39.1%	10.0%	23.9	66.6%
Renovation	270,490	106,175	376,665	12.0%	445	29.0%	10.5%	12.8	82.8% / 68.2%
	$2,178,075	$962,192	$3,140,267	100.0%	1,535	100.0%	10.7%	20.4	N/A

December 31, 2023
Construction	$787,740	$146,391	$934,131	41.8%	371	27.0%	10.5%	16.2	74.0% / 63.0%
Bridge	841,040	168,627	1,009,667	45.3%	652	47.6%	9.6%	26.5	68.9%
Renovation	250,539	38,576	289,115	12.9%	349	25.4%	10.0%	13.5	80.5% / 68.6%
	$1,879,319	$353,594	$2,232,913	100.0%	1,372	100.0%	10.1%	20.4	N/A
(A)Residential transition loans are carried at fair value under the FVO election. Residential transition loans held by consolidated CFEs are classified as Level 3 and valued based on the more observable financial liabilities of consolidated CFEs. See Note 19 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the activity for the period of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2022	$1,714,053
Purchases	146,631
Initial loan advances	1,380,187
Construction holdbacks and draws	667,656
Paydowns and payoffs	(1,671,895)
Purchased loans discount (premium) amortization	668
Transfers to assets of consolidated CFEs	(357,614)
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	—
Other factors	(367)
Balance at December 31, 2023	1,879,319
Purchases	—
Initial loan advances	1,991,047
Construction holdbacks and draws	882,623
Paydowns and payoffs	(1,394,313)
Purchased loans discount (premium) amortization	1,087
Transfer of loans to REO	(11,649)
Transfers to assets of consolidated CFEs	(1,200,446)
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	8,549
Other factors	21,858
Balance at December 31, 2024	$2,178,075

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	December 31,
	2024			2023
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,117,479	$2,128,802	$11,323	$1,838,935	$1,837,513	$(1,422)
90+	55,234	49,273	(5,961)	41,869	41,806	(63)
Total	$2,172,713	$2,178,075	$5,362	$1,880,804	$1,879,319	$(1,485)

See Note 18 regarding the financing of residential transition loans.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on Rithm Capital’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$1,458,743	$1,287,199
Restricted cash	308,443	378,048
Restricted cash of consolidated CFEs (A)	150,623	31,848
Total Cash and Cash Equivalents and Restricted Cash	$1,917,809	$1,697,095
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

The following table summarizes restricted cash balances by reporting segment:

	December 31,
	2024	2023
Investment Portfolio(A)	$66,419	$44,981
Origination and Servicing	207,724	300,941
Residential Transitional Lending(A)	40,727	37,805
Asset Management(A)	144,196	26,169
Total Restricted Cash	$459,066	$409,896
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

12. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2024	2023		2024	2023
CLOs, at fair value(A)	$242,227	$226,486	Accounts payable	$133,037	$165,144
Deferred tax asset(G)	—	279,019	Accrued compensation and benefits	322,957	290,464
Derivative and hedging assets (Note 17)	75,147	28,080	Deferred tax liability(G)	786,141	801,857
Due from related parties	35,198	32,319	Derivative liabilities (Note 17)	52,610	51,765
Equity investments(B)	502,610	173,882	Escheat payable	187,830	169,914
Excess MSRs, at fair value (Note 13)	369,162	271,150	Excess spread financing, at fair value	101,088	—
Goodwill (Note 15)	133,832	131,857	Interest payable	260,931	166,620
Income and fees receivable	208,672	59,134	Lease liability (Note 16)	160,437	159,236
Intangible assets (Note 15)	331,949	387,920	Notes receivable financing(F), at fair value	371,788	—
Loans receivable, at fair value(C)	31,580	31,323	Unearned income and fees	17,280	37,468
Margin receivable, net(D)	414,404	75,947	Other liabilities	236,672	223,293
Non-Agency RMBS, at fair value(A)	552,797	577,543		$2,630,771	$2,065,761
Notes receivable, at fair value(E)	393,786	398,227
Operating lease ROU assets (Note 16)	99,224	104,207
Other receivables	178,651	152,046
Prepaid expenses	59,198	62,513
Principal and interest receivable	181,271	168,516
Property and equipment	70,495	40,038
REO	27,898	15,507
Servicer advance investments, at fair value (Note 14)	339,646	376,881
Servicing fee receivables	106,228	156,777
Warrants, at fair value	9,316	16,599
Other assets	200,124	182,881
	$4,563,415	$3,948,852
(A)Non-Agency RMBS and CLOs were reclassified from real estate and other securities, as presented in prior periods, to other assets on the consolidated balance sheets.
(B)Represents equity investments in (i) certain real estate redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by Sculptor, (iv) credit risk transfer entity that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election with changes in fair value presented in other income (loss) in the consolidated statements of operations), (v) Rithm Property Trust securities, (vi) Newrez Joint Ventures (as defined in Note 20), (vii) APM and (viii) an energy focused fund managed by Rithm.
(C)Represents a loan made pursuant to a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Former Manager. The loans are measured at fair value under the FVO election.
(D)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(E)Represents notes receivable secured by commercial properties. The notes are measured at fair value under the FVO election.
(F)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million, subject to a repo financing of $323.5 million, from a third party to a nonconsolidated joint venture for cash consideration of $48.0 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the FVO and is included in accrued expenses and other liabilities in the consolidated balance sheets. The amount presented within notes receivable financing is comprised of the repo financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in other assets in the consolidated balance sheets, at fair value.
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

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2022	$19,379
Property received in satisfaction of loan	21,943
Sales(A)	(27,512)
Valuation reversal	1,697
Balance at December 31, 2023	15,507
Purchases	16,256
Property received in satisfaction of loan	28,859
Sales(A)	(31,614)
Valuation provision	(1,110)
Balance at December 31, 2024	$27,898
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2024, Rithm Capital had residential mortgage loans and residential transition loans that were in the process of foreclosure with UPBs of $43.5 million and $35.1 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2022	$—	$94,401	$94,401
Fundings(A)	399,977	—	399,977
Payment in kind	—	5,636	5,636
Proceeds from repayments	(1,750)	(68,945)	(70,695)
Fair Value Adjustments Due To:
Other factors	—	231	231
Balance at December 31, 2023	398,227	31,323	429,550
Fundings(A)	23,036	—	23,036
Payment in kind	—	4,677	4,677
Proceeds from repayments	(33,250)	(4,420)	(37,670)
Fair Value Adjustments Due To:
Other factors	5,773	—	5,773
Balance at December 31, 2024	$393,786	$31,580	$425,366
(A)Rithm Capital acquired one and two notes receivable during 2024 and 2023, respectively, collateralized by commercial real estate.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	December 31,
	2024			2023
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$518,856	$425,366	$(93,490)	$565,786	$429,550	$(136,236)
90+	—	—	—	—	—	—
Total	$518,856	$425,366	$(93,490)	$565,786	$429,550	$(136,236)
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

On June 20, 2024, Rithm Capital, together with certain Sculptor nonconsolidated funds, acquired an excess MSR portfolio from the Former Manager (including the Former Manager’s ownership in the Fortress Excess MSR JV) for approximately $124.0 million. A new joint venture with such Sculptor nonconsolidated funds was formed for the acquisition. Rithm Capital owns an 80.0% interest in and manages the joint venture, and as a result, consolidates this joint venture. Following the acquisition from the Former Manager, all of Rithm Capital’s ownership in pools of Excess MSRs is consolidated on its consolidated balance sheet and is presented in other assets at fair value. See Note 20 for noncontrolling interests related to these Excess MSRs.

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

Investments in Excess MSRs

The following table presents activity related to the consolidated investments in Excess MSRs measured at fair value:

Total
Balance as of December 31, 2022(A)	$321,803
Interest income	18,310
Other income	267
Proceeds from repayments	(41,552)
Proceeds from sales	(2,779)
Change in fair value	(15,227)
Activity of Investments in Equity Method Investees:
Distributions of earnings from equity method investees	(2,219)
Distributions of capital from equity method investees	(9,968)
Change in fair value of investments in equity method investees	2,515
Balance as of December 31, 2023(A)	271,150
Purchases	122,887
Interest income	29,815
Other income	(656)
Proceeds from repayments	(55,750)
Proceeds from sales	(499)
Change in fair value	10,820
Acquisition of Assets from Fortress Excess MSR JV:
Distributions of earnings from equity method investees	(344)
Distributions of capital from equity method investees	(8,846)
Change in fair value of investments in equity method investees	1,617
Reclassification of SLS serviced Excess MSRs to full MSRs	(1,032)
Balance as of December 31, 2024	$369,162
(A)Rithm Capital’s total investment in Excess MSRs as of December 31, 2023 and 2022 includes $62.8 million and $72.4 million of indirect investments in Excess MSRs, respectively. As a result of Rithm Capital’s investment in the Fortress Excess MSR JV during the second quarter of 2024, all of the Company’s investments in Excess MSRs are direct investments as of December 31, 2024, as shown in the table above.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following summarizes Rithm Capital’s direct investments in Excess MSRs:

	December 31, 2024
	UPB of Underlying Mortgages	Interest in Excess MSR		Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
		Rithm Capital(C)(D)	Mr. Cooper
Total	$53,494,378	65.0% – 80.0% (69.9%)	20.0% – 35.0% (30.9%)	5.9	$321,962	$369,162

	December 31, 2023
	UPB of Underlying Mortgages	Interest in Excess MSR			Weighted Average Life Years(A)	Amortized Cost Basis	Carrying Value(B)
		Rithm Capital(C)(D)	Former Manager-managed funds	Mr. Cooper
Total	$42,957,347	32.5% – 100.0% (56.5%)	—% – 50.0%	—% – 35.0%	6.3	$181,721	$208,385
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the base fee component of the related MSR as of December 31, 2024 and 2023 (Note 14) on $13.3 billion and $15.5 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value of Excess MSRs investments consist of the following:

	Year Ended December 31,
	2024	2023	2022
Original and Recaptured Pools	$10,820	$(12,712)	$(1,436)

As of December 31, 2024 and 2023, weighted average discount rates of 8.4% and 8.8%, respectively, were used to value Rithm Capital’s investments in Excess MSRs.

14. SERVICER ADVANCE INVESTMENTS

Servicer advance investments consist of arrangements to fund existing outstanding servicer advances and the requirement to purchase all future servicer advances made with respect to a specified pool of residential mortgage loans in exchange for the base fee component of the related MSR. Rithm Capital elected to record its servicer advance investments, including the right to the base fee component of the related MSRs, at fair value under the FVO election to provide users of the financial statements with better information regarding the effects of market factors. The Company’s servicer advance investments are presented in other assets on the consolidated balance sheets.

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

Rithm Capital owns its interest in servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. As of December 31, 2024, the noncontrolling third-party co-investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.5 million and $597.9 million of capital distributed to the third-party co-investor and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes servicer advance investments, including the right to the base fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
December 31, 2024
Servicer advance investments	$327,471	$339,646	6.5%	6.9%	7.6
December 31, 2023
Servicer advance investments	$362,760	$376,881	6.2%	6.6%	8.1
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
December 31, 2024
Servicer advance investments(D)	$13,316,828	$298,945	2.2%	$258,183	85.0%	82.9%	6.3%	5.9%
December 31, 2023
Servicer advance investments(D)	$15,499,559	$320,630	2.1%	$278,845	84.1%	81.9%	7.5%	6.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	December 31,
	2024	2023
Principal and interest advances	$51,135	$57,909
Escrow advances (taxes and insurance advances)	137,072	149,346
Foreclosure advances	110,738	113,375
Total	$298,945	$320,630

15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within other assets on Rithm Capital’s consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2022	$29,468	$55,731	$—	$85,199
Goodwill acquired(A)	—	—	46,658	46,658
Accumulated impairment loss	—	—	—	—
Balance at December 31, 2023	29,468	55,731	46,658	131,857
Goodwill acquired	—	—	—	—
Accumulated impairment loss	—	—	—	—
Measurement period adjustments (Note 3)	—	—	1,975	1,975
Balance at December 31, 2024	$29,468	$55,731	$48,633	$133,832
(A)    Refer to Note 3 for discussion regarding the Sculptor Acquisition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the acquired identifiable intangible assets:

		December 31,
	Estimated Useful Lives (Years)	2024	2023
Gross Intangible Assets:
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	79,753	57,949
Purchased technology	3 to 7	105,567	103,525
Trademarks / Trade names(A)	1 to 5	10,259	10,259
Licenses	Indefinite	21,365	21,365
		491,944	468,098
Accumulated Amortization:
Management contracts		30,940	3,388
Customer relationships		25,773	17,834
Purchased technology		97,259	54,113
Trademarks / Trade names		6,023	4,843
		159,995	80,178
Intangible Assets, Net:
Management contracts		244,060	271,612
Customer relationships		53,980	40,115
Purchased technology		8,308	49,412
Trademarks / Trade names(A)		4,236	5,416
Licenses		21,365	21,365
		$331,949	$387,920
(A)Includes indefinite-lived intangible assets of $1.9 million as of December 31, 2024 and 2023.

The Company did not record any impairment loss on its intangible assets for the years ended December 31, 2024, 2023 and 2022.

The following table summarizes the amortization expense recorded by the Company related to its intangible assets. Amortization expense related to intangible assets is included in general and administrative in the consolidated statements of operations.

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$79,817	$32,596	$29,266

The following table summarizes the expected future amortization expense for intangible assets as of December 31, 2024:

Year Ending	Amortization Expense
2025	$49,694
2026	40,871
2027	36,722
2028	36,289
2029	35,898
2030 and thereafter	109,234
$308,708

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2033. Rent expense, net of sublease income for the years ended December 31, 2024, 2023 and 2022 totaled $35.4 million, $45.8 million and $45.2 million,

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of December 31, 2024, the Company has pledged collateral related to its lease obligations of $7.2 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
2025	$43,449	$228	$43,677
2026	36,578	228	36,806
2027	37,682	228	37,910
2028	27,978	—	27,978
2029	26,323	—	26,323
2030 and thereafter	14,967	—	14,967
Total remaining undiscounted lease payments	186,977	684	187,661
Less: imputed interest	27,172	52	27,224
Total Remaining Discounted Lease Payments	$159,805	$632	$160,437

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $33.7 million due in the future periods.

Other information related to leases is summarized below:

	December 31,
	2024	2023
Weighted Average Remaining Lease Term (Years):
Operating leases	5.1	5.8
Finance leases	2.5	3.5

Weighted Average Discount Rate:
Operating leases	6.5%	6.2%
Finance leases	7.9%	7.9%

	Year Ended December 31,
Supplemental Information	2024	2023	2022
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$51,289	$34,655	$51,005
Operating cash flows - finance leases	4	—	—
Finance cash flows - finance leases	224	—	—
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU obtained in exchange for new operating lease liabilities	$20,465	$1,449	$5,773

See Note 9 for further information on leases of SFR properties.

17. DERIVATIVES AND HEDGING

Rithm Capital enters into economic hedges including interest rate swaps, to-be-announced forward contract positions (“TBAs”), and Treasury short sales to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

Rithm Capital may at times hold TBAs in order to mitigate Rithm Capital’s interest rate risk on certain specified MBS and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its counterparties that govern the transactions for the purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. Changes in the value of economic hedges designed to protect against MBS and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

Rithm Capital enters into short sales of Treasury securities to mitigate interest rate risk by borrowing the securities under reverse repurchase agreements and selling them into the market. As of December 31, 2024, the Company accounts for these as securities borrowing transactions and recognizes a net position presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets. As of December 31, 2023, the Company did not meet the relevant netting criteria and recognized an obligation to return the borrowed securities at fair value on the consolidated balance sheets based on the value of the underlying Treasury security.

As of December 31, 2024, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and economic hedges are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	December 31,
	2024	2023
Derivative and Hedging Assets:
Interest rate swaps(A)	$6	$106
IRLCs	21,496	26,482
TBAs	50,809	1,492
Foreign exchange forwards	2,836	—
	$75,147	$28,080
Derivative and Hedging Liabilities:
IRLCs	$10,202	$2,678
TBAs	15,628	49,087
Treasury short sales(B)	1,245	—
Other commitments(C)	25,521	—
Stock options	14	—
	$52,610	$51,765
(A)Net of $42.0 million and $342.0 million of related variation margin accounts as of December 31, 2024 and 2023, respectively.
(B)As of December 31, 2024, all Treasury short sales are covered with no economic exposure. Carrying value represents the net of repurchase agreements and $503.9 million of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities. As of December 31, 2023, Treasury securities payable and related reverse repurchase agreements are presented on a gross basis on the consolidated balance sheets.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes notional amounts related to derivatives and hedging:

	December 31,
	2024	2023
Interest rate swaps(A)	$8,995,000	$7,979,988
IRLCs	3,413,043	2,757,060
Treasury short sales(B)	—	1,800,000
TBAs(C)	17,402,824	6,013,100
Other commitments	25,057	—
Foreign exchange forwards	17,300	—
(A)Includes $3.1 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 71 months and 32 months, respectively, as of December 31, 2024. Includes $8.0 billion notional of receive SOFR/pay fixed of 2.5% and $0.0 billion notional of receive fixed of 0.0%/pay SOFR with weighted average maturities of 32 months and 0 months, respectively, as of December 31, 2023.
(B)Represents the notional amount of Treasury notes sold short.
(C)Represents the notional amount of Agency RMBS, classified as derivatives.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Servicing Revenue, Net(A):
TBAs	$—	$—	$(15,205)
Treasury futures	—	—	(1,746)
Options on Treasury futures	—	—	5,635
	—	—	(11,316)
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	(12,449)	15,018	(102,992)
TBAs	90,675	(62,924)	25,700
Interest rate swaps	—	(1,110)	—
	78,226	(49,016)	(77,292)
Realized and Unrealized Gains (Losses), Net(B)(C):
Interest rate swaps	63,448	20,990	1,159,777
TBAs	(269,862)	(7,326)	309,154
Treasury short sales(D)	23,783	(68,006)	—
Other commitments	(25,535)	—	—
Stock options	(3)	—	—
Foreign exchange forwards	2,019	—	—
	(206,150)	(54,342)	1,468,931

Total Gain (Loss)	$(127,924)	$(103,358)	$1,380,323
(A)Represents unrealized gain (loss).
(B)Excludes no loss for the years ended December 31, 2024 and 2023 and $79.0 million loss for the year ended December 31, 2022 included within servicing revenue, net (Note 5) in the consolidated statements of operations.
(C)Excludes $28.2 million gain, $73.5 million gain and $1.3 billion gain for the years ended December 31, 2024, 2023 and 2022, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
(D)As of December 31, 2024, all Treasury short sales are covered with no economic exposure.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

18. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes and bonds payable and also includes notes payable of consolidated CFEs:

	December 31, 2024									December 31, 2023
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$4,235,333	$4,235,333	Jan-25 to Mar-28	5.6%	0.7	$4,676,659	$4,734,520	$4,691,298	26.0	$1,940,038
Warehouse credit facilities - residential transition loans(E)	1,547,307	1,547,307	Mar-25 to Dec-25	7.1%	0.9	1,867,607	1,872,028	1,872,028	1.1	1,337,010
Government and government-backed securities(F)	9,782,976	9,782,976	Jan-25 to Jul-25	5.1%	0.2	9,920,895	9,766,248	10,117,712	4.3	8,152,469
Non-Agency RMBS(D)	744,457	744,457	Jan-25 to Jul-25	6.6%	0.7	15,764,455	1,063,159	1,122,686	5.9	610,189
Excess MSRs(E)	223,241	222,452	Sep-26	6.9%	1.7	53,494,378	303,849	347,652	5.9	—
CLOs(E)	172,239	170,990	Jan-30 to Jan-38	5.6%	9.3	173,238	N/A	172,753	9.3	183,947
SFR properties and commercial(E)	78,952	78,952	Dec-26	8.0%	1.9	N/A	148,637	148,637	N/A	337,630
Total secured financing agreements	16,784,505	16,782,467		5.5%	0.5					12,561,283
Secured Notes and Bonds Payable:
MSRs(G)	5,845,839	5,838,250	Jun-25 to Nov-29	6.8%	1.6	563,546,914	7,685,659	10,018,862	6.4	4,800,728
Servicer advance investments and Excess MSR(H)	258,183	258,183	Mar-26	6.2%	1.2	298,945	327,471	339,646	7.6	459,564
Servicer advances(H)	2,630,428	2,629,802	Feb-25 to Dec-26	7.0%	1.2	3,038,170	3,026,989	3,026,989	0.6	2,254,369
Residential mortgage loans	—	—	—	—%	—	—	—	—	—	650,000
Consumer loans(I)	585,034	564,791	Jun-28 to Sep 37	5.3%	3.5	767,623	749,539	665,565	1.7	1,106,974
SFR properties(J)	740,618	716,649	Mar-26 to Sep-27	4.2%	2.3	N/A	879,656	879,656	N/A	789,174
Residential transition loans	200,000	200,000	Jul-26	5.8%	1.5	226,535	226,535	226,798	0.4	200,000
Secured facility - asset management	75,000	71,971	Nov-25	8.8%	0.8	N/A	N/A	N/A	N/A	69,121
CLOs(E)	18,459	18,429	Jul-30	6.8%	5.5	21,762	N/A	21,226	5.5	30,258
Total secured notes and bonds payable	10,353,561	10,298,075		6.6%	1.6					10,360,188
Notes Payable of Consolidated CFEs:
Consolidated funds(K)	960,390	959,958	May-28 to Jan-38	6.0%	10.7	1,055,721	N/A	1,096,207	4.0	218,157
Residential mortgage loans	2,540,874	2,369,934	Jul-53	4.6%	25.8	2,966,605	N/A	2,791,027	25.8	2,618,082
Residential transition loans	861,949	859,023	Mar-39 to Sep-39	6.3%	14.4	933,823	N/A	962,192	0.8	318,998
Total notes payable of consolidated CFEs	4,363,213	4,188,915		5.2%	20.3					3,155,237
Total / Weighted Average	$31,501,279	$31,269,457		5.8%	3.6					$26,076,708
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $239.4 million and $142.3 million as of December 31, 2024 and 2023, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(G)Includes $4.6 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.3%; and $1.3 billion of MSR notes with fixed interest rates ranging 3.0% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(H)Includes $1,868.7 million of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.6% to 3.0%; and $1,020.0 million of debt with fixed interest rates ranging 3.9% to 5.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(I)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $148.6 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $383.4 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4%.
(J)Includes $740.6 million of fixed rate notes which bear interest ranging from 3.5% to 7.1%.
(K)Includes notes payable of CLOs and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $49.3 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital Corp. The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

As of December 31, 2024, Rithm Capital has margin exposure on $16.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	Residential Transition Loans	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2022	$2,907,300	$4,791,543	$7,431,070	$5,466,794	$299,498	$822,372	$1,733,581	$—	$23,452,158
Secured Financing Agreements:
Acquired borrowings, net of discount (Note 3)	—	—	—	—	—	—	—	177,551	177,551
Borrowings	—	—	50,253,463	37,971,788	—	343,986	2,572,154	—	91,141,391
Repayments	—	—	(48,921,875)	(38,634,841)	—	(4,677)	(2,455,805)	(718)	(90,017,916)
FX remeasurement	—	—	—	—	—	—	—	7,114	7,114
Capitalized deferred financing costs, net of amortization	—	—	—	1,763	—	(6,356)	—	—	(4,593)
Secured Notes and Bonds Payable:
Acquired borrowings, net of discount (Note 3)	—	—	—	—	—	—	—	99,232	99,232
Borrowings	2,757,587	4,156,358	—	—	1,185,612	—	—	405	8,099,962
Repayments	(2,954,228)	(4,148,588)	—	(116,730)	(381,718)	(35,690)	—	—	(7,636,954)
FX remeasurement	—	—	—	—	—	—	—	(1,008)	(1,008)
Unrealized (gain) loss on notes, fair value	—	—	—	(3,258)	8,818	—	—	—	5,560
Capitalized deferred financing costs, net of amortization	3,274	1,415	—	—	(5,236)	7,169	—	750	7,372
Notes Payable of Consolidated CFEs:
Borrowings	—	—	—	725,902	—	—	—	218,746	944,648
Repayments	—	—	—	(264,134)	—	—	—	—	(264,134)
Unrealized (gain) loss on notes, fair value	—	—	—	60,836	—	—	6,078	(589)	66,325
Balance at December 31, 2023	2,713,933	4,800,728	8,762,658	5,208,120	1,106,974	1,126,804	1,856,008	501,483	26,076,708
Secured Financing Agreements:
Borrowings	223,241	—	70,352,653	63,522,887	—	52,361	3,450,754	25,715	137,627,611
Repayments	—	—	(68,587,878)	(61,227,849)	—	(314,313)	(3,240,457)	(28,143)	(133,398,640)
FX remeasurement	—	—	—	—	—	(3,082)	—	(10,641)	(13,723)
Capitalized deferred financing costs, net of amortization	(789)	—	—	257	—	6,356	—	110	5,934
Secured Notes and Bonds Payable:
Acquired borrowings, net of discount (Note 3)	190,596	—	—	—	—	—	—	—	190,596
Borrowings	2,843,835	2,671,987	—	—	—	—	—	14,078	5,529,900
Repayments	(2,860,702)	(1,633,923)	—	(650,000)	(549,633)	(83,716)	—	(25,222)	(5,803,196)
FX remeasurement	—	—	—	—	—	—	—	(377)	(377)
Unrealized (gain) loss on notes, fair value	—	—	—	—	6,262	—	—	—	6,262
Capitalized deferred financing costs, net of amortization	323	(542)	—	—	1,188	11,191	—	2,544	14,704
Notes Payable of Consolidated CFEs:
Non-cash borrowings	—	—	—	—	—	—	—	512,590	512,590
Borrowings	—	—	—	49,726	—	—	861,949	721,341	1,633,016
Repayments	—	—	—	(358,443)	—	—	(324,062)	(494,135)	(1,176,640)
Discount on borrowings, net of amortization	—	—	—	(16,369)	—	—	—	—	(16,369)
Unrealized (gain) loss on notes, fair value	—	—	—	76,938	—	—	901	2,039	79,878
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	1,237	(34)	1,203
Balance at December 31, 2024	$3,110,437	$5,838,250	$10,527,433	$6,605,267	$564,791	$795,601	$2,606,330	$1,221,348	$31,269,457
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of December 31, 2024, are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
2025	$1,115,221	$19,524,826	$20,640,047
2026	2,558,810	1,787,926	4,346,736
2027	650,457	307,000	957,457
2028	503,381	—	503,381
2029 and thereafter	4,635,565	1,468,093	6,103,658
	$9,463,434	$23,087,845	$32,551,279
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.3 billion, $3.6 billion, $0.3 billion, and $3.4 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $16.2 billion, $6.6 billion, $1.1 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of December 31, 2024:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, residential transition loans, SFR and commercial notes receivable	$6,485,023	$2,081,228	$4,403,795
Loan originations	5,627,000	3,780,365	1,846,635
CLOs	410,665	172,239	238,426
Excess MSRs	350,000	223,241	126,759

Secured Notes and Bonds Payable:
MSRs	6,577,890	5,845,839	732,051
Servicer advances	4,150,000	2,888,609	1,261,391
SFR	200,000	90,160	109,840

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$23,853,078	$15,081,681	$8,771,397
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of December 31, 2024.

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

Prior to April 1, 2026, the Company is entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”)).

Proceeds from the issuance of the 2029 Senior Notes were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, for the year ended December 31, 2024, the Company recognized interest expense of $51.0 million. At December 31, 2024, the unamortized discount and debt issuance cost was approximately $14.8 million.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2024, the Company was in compliance with all covenants.

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

The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the notes at a fixed redemption price of 101.563% from October 15, 2023 to October 16, 2024 and at a fixed redemption price of 100.000% after October 14, 2024, in each case, plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2025 Senior Notes, for the years ended December 31, 2024, 2023 and 2022, the Company recognized interest expense of $20.9 million, $34.4 million and $34.4 million, respectively. As of December 31, 2024 and 2023, the unamortized debt issuance costs was approximately $1.4 million and $3.2 million, respectively.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets, as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the 2025 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2024, the Company was in compliance with all covenants.

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

In connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $282.4 million, inclusive of an early tender premium of $30 per $1,000 principal amount of 2025 Senior Notes and accrued and unpaid interest. Following such tender offer, $275.0 million aggregate principal amount of 2025 Senior Notes remains outstanding.

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

The estimated undiscounted future payment under the TRA was $252.5 million as of December 31, 2024. The carrying value of the TRA liability measured at amortized cost was $170.4 million and $172.2 million as of December 31, 2024 and 2023, respectively, with interest expense recognized under the effective interest method. The TRA liability is recorded in unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of December 31, 2024, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Year Ending	Potential Payments Under TRA
2025	$16,603
2026	17,215
2027	17,506
2028	16,176
2029 and thereafter	184,992
$252,492

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

U.S. GAAP establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type and the specific characteristics of the assets and liabilities, including existence and transparency of transactions between market participants. Assets and liabilities with readily available actively quoted prices or for which fair value can be measured from actively-quoted prices generally will have a higher degree of market price observability and lesser degree of judgment used in measuring fair value.

Assets and liabilities measured at fair value are classified and disclosed into one of the following categories based on the observability of inputs used in the determination of fair values:

Level 1 – Quoted prices in active markets for identical instruments.
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates (“CDR”) and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 – Valuations based significantly on unobservable inputs.

Rithm Capital follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$53,494,378	$369,162	$—	$—	$369,162	$—	$369,162
MSRs and MSR financing receivables(A)	590,214,351	10,321,671	—	—	10,321,671	—	10,321,671
Servicer advance investments	298,945	339,646	—	—	339,646	—	339,646
Government and government-backed securities(B)	9,947,189	9,736,116	3,285,478	6,450,643	—	—	9,736,121
Non-agency securities	8,962,730	552,797	—	—	552,797	—	552,797
Residential mortgage loans, HFS	75,872	66,670	—	—	66,670	—	66,670
Residential mortgage loans, HFS, at fair value	4,274,620	4,307,571	—	4,280,405	27,166	—	4,307,571
Residential mortgage loans, HFI, at fair value	396,061	361,890	—	—	361,890	—	361,890
Residential mortgage loans subject to repurchase	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Consumer loans	767,623	665,565	—	—	665,565	—	665,565
Derivative and hedging assets	18,597,732	75,147	—	53,651	21,496	—	75,147
Residential transition loans	2,172,713	2,178,075	—	—	2,178,075	—	2,178,075
Notes receivable	487,276	393,786	—	—	393,786	—	393,786
Loans receivable	31,580	31,580	—	—	31,580	—	31,580
Equity investment, at fair value	192,500	194,410	—	—	194,410	—	194,410
Cash and cash equivalents and restricted cash	1,767,186	1,767,186	1,767,186	—	—	—	1,767,186
CLOs	243,355	242,227	—	217,049	25,178	—	242,227
Investments of consolidated CFEs - funds(C)	1,108,903	1,118,359	—	—	785,253	333,106	1,118,359
Investments of consolidated CFEs - loan securitizations(C)	3,900,428	3,753,219	—	2,791,027	962,192	—	3,753,219
Other assets	N/A	113,224	17,831	—	95,393	—	113,224
		$39,334,057	$5,070,495	$16,538,531	$17,391,930	$333,106	$39,334,062
Liabilities:
Secured financing agreements	$16,784,505	$16,782,467	$—	$16,611,477	$175,559	$—	$16,787,036
Secured notes and bonds payable(D)	10,353,561	10,298,075	—	—	10,318,385	—	10,318,385
Unsecured notes, net of issuance costs	1,302,492	1,204,220	—	—	1,229,408	—	1,229,408
Residential mortgage loan repurchase liability	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Derivative liabilities	11,255,492	52,610	1,259	15,628	35,723	—	52,610
Excess spread financing(A)	15,271,757	101,088	—	—	101,088	—	101,088
Notes receivable financing	371,446	371,788	—	—	377,227	—	377,227
Notes payable of consolidated CFEs - funds(C)	1,182,640	959,958	—	—	959,958	—	959,958
Notes payable of consolidated CFEs - loan securitizations(C)	3,402,823	3,228,957	—	2,369,934	859,023	—	3,228,957
		$35,744,919	$1,259	$21,742,795	$14,056,371	$—	$35,800,425
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and excess spread financing. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury Bills classified as Level 1 and held at amortized cost basis of $24.8 million (see Note 6).
(C)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $185.5 million of SCFT 2020-A (as defined in Note 20) MBS as of December 31, 2024, for which the FVO for financial instruments was elected.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2023 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$60,049,904	$271,150	$—	$—	$271,150	$—	$271,150
MSRs and MSR financing receivables(A)	528,434,509	8,405,938	—	—	8,405,938	—	8,405,938
Servicer advance investments	320,630	376,881	—	—	376,881	—	376,881
Government and government-backed securities(B)	8,615,260	8,557,683	24,566	8,533,130	—	—	8,557,696
Non-Agency securities and CLOs	9,971,779	804,029	—	—	804,029	—	804,029
Residential mortgage loans, HFS	94,336	78,877	—	—	78,877	—	78,877
Residential mortgage loans, HFS, at fair value	2,460,924	2,461,865	—	2,327,528	134,337	—	2,461,865
Residential mortgage loans, HFI, at fair value	448,060	379,044	—	—	379,044	—	379,044
Residential mortgage loans subject to repurchase	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Consumer loans	1,308,774	1,274,005	—	—	1,274,005	—	1,274,005
Derivative and hedging assets	11,188,206	28,080	—	1,598	26,482	—	28,080
Residential transition loans	1,880,804	1,879,319	—	—	1,879,319	—	1,879,319
Notes receivable	534,463	398,227	—	—	398,227	—	398,227
Loans receivable	31,323	31,323	—	—	31,323	—	31,323
Cash and cash equivalents and restricted cash	1,672,819	1,672,819	1,672,819	—	—	—	1,672,819
Reverse repurchase agreements	1,769,601	1,769,601	—	1,769,601	—	—	1,769,601
Investments of consolidated CFEs - funds(C)	323,973	340,929	19,073	—	—	321,856	340,929
Investments of consolidated CFEs - loan securitizations(C)	3,606,057	3,410,548	18,367	3,038,587	353,594	—	3,410,548
Other assets	N/A	96,092	—	—	96,092	—	96,092
		$34,019,408	$1,734,825	$17,453,442	$14,509,298	$321,856	$34,019,421
Liabilities:
Secured financing agreements	$12,570,327	$12,561,283	$—	$12,377,171	$184,112	$—	$12,561,283
Secured notes and bonds payable(D)	10,446,168	10,360,188	—	—	10,369,649	—	10,369,649
Unsecured notes, net of issuance costs	814,739	719,004	—	—	708,328	—	708,328
Residential mortgage loan repurchase liability	1,782,998	1,782,998	—	1,782,998	—	—	1,782,998
Treasury securities payable	1,800,000	1,827,281	1,827,281	—	—	—	1,827,281
Derivative liabilities	5,561,942	51,765	—	49,087	2,678	—	51,765
Notes payable of consolidated CFEs - funds(C)	222,250	219,920	1,763	—	218,157	—	219,920
Notes payable of consolidated CFEs - loan securitizations(C)	3,173,665	2,943,714	6,634	2,618,082	318,998	—	2,943,714
		$30,466,153	$1,835,678	$16,827,338	$11,801,922	$—	$30,464,938
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and excess spread financing. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury Bills classified as Level 1 and held at amortized cost basis of $24.6 million (see Note 6).
(C)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $235.8 million of SCFT 2020-A (as defined in Note 20) MBS as of December 31, 2023, for which the FVO for financial instruments was elected.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the changes in the Company’s Level 3 financial assets for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(C)	Residential Mortgage Loans	Consumer Loans	Other Assets(B)	Residential Transition Loans(D)	Total
Balance at December 31, 2022	$321,803	$8,889,403	$398,820	$614,472	$—	$713,896	$363,756	$192,646	$2,064,028	$13,558,824
Transfers:
Transfers from Level 3	—	—	—	—	—	(41,430)	—	—	—	(41,430)
Transfers to Level 3	—	—	—	—	—	22,565	—	—	—	22,565
Sculptor Acquisition (Note 3)	—	—	—	—	216,229	—	—	—	—	216,229
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	2,951	—	—	—	—	—	2,951
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(565,684)	—	—	—	—	—	—	—	(565,684)
Fair Value Adjustments Due to:
Other factors(E)	(12,712)	—	8,049	—	—	3,677	(27,158)	27,903	—	(241)
Instrument-specific credit risk(E)	—	—	—	—	—	11,234	957	—	—	12,191
Gain (loss) on settlement of investments, net(E)	615	—	—	—	—	—	—	—	—	615
Other income (loss), net(E)	(348)	—	—	7,798	2,852	44,694	—	15,018	(367)	69,647
Gains (losses) included in OCI(G)	—	—	—	5,466	7,652	—	—	—	—	13,118
Interest income	18,310	—	22,180	12,929	—	—	37,717	490	—	91,626
Purchases, Sales and Repayments:
Purchases, net(H)	—	—	852,015	17,362	471	38,992	1,317,347	399,977	146,631	2,772,795
Sales and settlement fundings	(4,212)	(704,436)	—	—	—	(252,183)	27,510	—	—	(933,321)
Proceeds from repayments	(52,306)	—	(904,183)	(83,435)	(718)	(91,249)	(446,124)	(86,588)	(2,025,890)	(3,690,493)
Originations and other	—	786,655	—	—	—	63,185	—	—	2,048,511	2,898,351
Balance at December 31, 2023	271,150	8,405,938	376,881	577,543	226,486	513,381	1,274,005	549,446	2,232,913	14,427,743
Transfers:
Transfers from Level 3(I)	—	—	(7,873)	(7,384)	(219,832)	(217,641)	—	—	—	(452,730)
Transfers to Level 3	—	—	—	—	519,496	85,789	—	—	—	605,285
Computershare Acquisition (Note 3)	(1,032)	700,207	—	—	—	—	—	—	—	699,175
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(936)	—	—	—	—	—	(936)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(191,654)	—	—	—	—	—	—	—	(191,654)
Fair Value Adjustments Due to:
Other factors(E)	12,437	—	(2,526)	5,486	2,888	13,624	(47,950)	23,091	25,580	32,630
Instrument-specific credit risk(E)	—	—	—	—	—	27,151	(51,977)	—	8,549	(16,277)
Gain (loss) on settlement of investments, net(E)	(656)	—	—	(137)	1,585	—	—	—	—	792
Other income (loss), net(E)	—	—	—	—	2,382	10,957	—	(27,584)	—	(14,245)
Gains (losses) included in OCI(G)	—	—	—	8,438	(5,354)	—	—	—	—	3,084
Interest income	29,815	—	24,263	27,750	—	—	27,914	538	—	110,280
Purchases, Sales and Repayments:
Purchases, net(H)	122,887	—	781,896	51,536	598,386	248,952	—	223,037	—	2,026,694
Sales and settlement fundings	(499)	11,026	—	—	(284,667)	(188,490)	24,091	—	—	(438,539)
Proceeds from repayments	(64,940)	—	(832,995)	(109,499)	(30,939)	(68,639)	(560,518)	(67,539)	(1,987,252)	(3,722,321)
Originations and other	—	1,396,154	—	—	—	30,642	—	(47)	2,860,477	4,287,226
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$552,797	$810,431	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(C)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(D)Includes residential transition loans of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(E)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(F)See Note 5 for further details on the components of servicing revenue, net.
(G)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(H)Real estate and other securities includes non-Agency securities retained through securitizations accounted for as sales.
(I)For the year ended December 31, 2024, transfers from Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the changes in the Company’s Level 3 financial liabilities for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Excess Spread Financing	Notes Receivable Financing	Total
Balance at December 31, 2022	$319,486	$—	$312,918	$—	$—	$632,404
Gains (Losses) Included in Net Income:
Other income(A)	5,560	(589)	6,080	—	—	11,051
Purchases, Issuance Proceeds and Repayments:
Sculptor Acquisition (Note 3)	—	218,746	—	—	—	218,746
Payments	(89,276)	—	—	—	—	(89,276)
Balance at December 31, 2023	235,770	218,157	318,998	—	—	772,925
Transfers:
Transfers to Level 3	—	—	—	—	371,446	371,446
Computershare Acquisition (Note 3)	—	—	—	125,168	—	125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(24,080)	—	(24,080)
Other income(A)	6,262	18,626	5,965	—	5,781	36,634
Purchases, Issuance and Repayments:
Issuance	—	723,175	858,828	—	—	1,582,003
Repayments	(56,572)	—	(324,062)	—	—	(380,634)
Other	—	—	(706)	—	—	(706)
Balance at December 31, 2024	$185,460	$959,958	$859,023	$101,088	$377,227	$2,482,756
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the year was due to factors other than instrument-specific credit risk.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used:

December 31, 2024
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 13.3% (6.6%)	0.2% – 14.7% (5.1%)	0.0% – 64.2% (39.6%)	7 – 32 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and Excess Spread Financing:
GSE	2.5% – 99.4% (6.0%)	0.0% – 100.0% (1.9%)	7.6% – 21.9% (14.1%))	2 – 159 (28)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (8.4%)	0.0% – 100.0% (24.8%)	0.0% – 15.8% (1.6%)	1 – 156 (45)	0 – 58 (21)
Ginnie Mae	2.1% – 78.5% (8.0%)	0.0% – 100.0% (10.0%)	8.0% – 26.1% (21.8%)	8 – 154 (46)	0 – 42 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and Excess Spread Financing	1.8% – 100.0% (6.8%)	0.0% – 100.0% (6.2%)	0.0% – 26.1% (20.0%)	1 – 159 (35)	0 – 58 (24)

December 31, 2023
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 12.2% (6.5%)	0.2% – 8.8% (4.3%)	0.0% – 91.1% (55.2%)	1 – 55 (20)	11 – 27 (20)
Excess MSRs held through investees	6.3% – 9% (7.8%)	2.2% – 5.6% (3.5%)	45.1% – 64.3% (59%)	16 – 25 (21)	14 – 21 (18)

MSRs, MSR Financing Receivables and Excess Spread Financing:
GSE	0.6% – 83.7% (7.3%)	0.0% – 100.0% (2.3%)	7.8% – 27.3% (15.9%))	6 – 104 (27)	0 – 40 (23)
Non-Agency	0.3% – 83.4% (12.2%)	0.9% – 83.3% (23.2%)	0.0% – 27.9% (0.4%)	3 – 242 (46)	0 – 40 (21)
Ginnie Mae	5.0% – 81.9% (10.5%)	0.3% – 80.0% (9.7%)	9.3% – 30.4% (20.3%)	19 – 82 (43)	0 – 39 (27)
Total / Weighted Average—MSRs, MSR Financing Receivables and Excess Spread Financing	0.3% – 83.7% (8.6%)	0.0% – 100.0% (6.1%)	0.0% – 30.4% (20.0%)	3 – 242 (33)	0 – 40 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of December 31, 2024 and 2023, weighted average costs of subservicing of $6.89 (range of $6.87 – $6.96) and $6.99 (range of $6.38 – $7.08), respectively, per loan per month was used to value the Agency MSRs. Weighted average costs of subservicing of $9.60 (range of $8.45 – $11.55) and $9.16 (range of $7.50 – $9.57), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $8.25 and $8.37, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 95 bps.

As of December 31, 2024 and 2023, weighted average discount rates of 8.4% (range of 8.1% – 9.0%) and 8.8% (range of 8.5% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of December 31, 2024 and 2023, weighted average discount rates of 8.9% (range of 8.7% – 10.3%) and 8.5% (range of 7.9% – 10.8%) were used to value Rithm Capital’s MSRs, MSR financing receivables and excess spread financing, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants and use of common market data sources. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and related excess spread financing and Excess MSRs.

When valuing these assets, Rithm Capital uses the following criteria to determine the significant inputs:

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

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the UPB that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and LTV ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Rithm Capital’s servicers and subservicers (the Company’s “Servicing Partners”) and delinquency experience over the past year. Rithm Capital believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Agency MSRs, owned as of December 31, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2024	$6,413,199
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,000,981	$6,694,714	$6,153,899	$5,914,398
Change in Estimated Fair Value:
Amount	$587,782	$281,515	$(259,300)	$(498,801)
Percentage	9.2%	4.4%	(4.0)%	(7.8)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,721,591	$6,561,642	$6,274,999	$6,149,114
Change in Estimated Fair Value:
Amount	$308,392	$148,443	$(138,200)	$(264,085)
Percentage	4.8%	2.3%	(2.2)%	(4.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,426,913	$6,420,396	$6,405,573	$6,397,516
Change in Estimated Fair Value:
Amount	$13,714	$7,197	$(7,626)	$(15,683)
Percentage	0.2%	0.1%	(0.1)%	(0.2)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,359,477	$6,386,356	$6,440,112	$6,466,991
Change in Estimated Fair Value:
Amount	$(53,722)	$(26,843)	$26,913	$53,792
Percentage	(0.8)%	(0.4)%	0.4%	0.8%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the non-Agency MSRs, including MSR financing receivables, owned as of December 31, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2024	$836,408
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$922,398	$877,494	$798,862	$764,307
Change in Estimated Fair Value:
Amount	$85,990	$41,086	$(37,546)	$(72,101)
Percentage	10.3%	4.9%	(4.5)%	(8.6)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$881,658	$858,407	$815,646	$795,919
Change in Estimated Fair Value:
Amount	$45,250	$21,999	$(20,762)	$(40,489)
Percentage	5.4%	2.6%	(2.5)%	(4.8)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$840,588	$838,120	$834,595	$831,950
Change in Estimated Fair Value:
Amount	$4,180	$1,712	$(1,813)	$(4,458)
Percentage	0.5%	0.2%	(0.2)%	(0.5)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$834,856	$835,647	$837,228	$838,018
Change in Estimated Fair Value:
Amount	$(1,552)	$(761)	$820	$1,610
Percentage	(0.2)%	(0.1)%	0.1%	0.2%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of December 31, 2024, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2024	$3,072,064
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,350,187	$3,205,269	$2,948,780	$2,834,945
Change in Estimated Fair Value:
Amount	$278,123	$133,205	$(123,284)	$(237,119)
Percentage	9.1%	4.3%	(4.0)%	(7.7)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,222,618	$3,143,401	$3,006,780	$2,947,250
Change in Estimated Fair Value:
Amount	$150,554	$71,337	$(65,284)	$(124,814)
Percentage	4.9%	2.3%	(2.1)%	(4.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,110,859	$3,091,392	$3,052,443	$3,033,127
Change in Estimated Fair Value:
Amount	$38,795	$19,328	$(19,621)	$(38,937)
Percentage	1.3%	0.6%	(0.6)%	(1.3)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,026,631	$3,049,250	$3,094,489	$3,117,108
Change in Estimated Fair Value:
Amount	$(45,433)	$(22,814)	$22,425	$45,044
Percentage	(1.5)%	(0.7)%	0.7%	1.5%

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

Servicer Advance Investments Valuation

Rithm Capital uses internal pricing models to estimate the future cash flows related to the servicer advance investments that incorporate significant unobservable inputs and include assumptions that are inherently subjective and imprecise. Rithm Capital’s estimations of future cash flows include the combined cash flows of all of the components that comprise the servicer advance investments: existing advances, the requirement to purchase future advances, the recovery of advances and the right to the base fee component of the related MSR. The factors that most significantly impact the fair value include (i) the rate at which the servicer advance balance changes over the term of the investment, (ii) the UPB of the underlying loans with respect to which Rithm Capital has the obligation to make advances and owns the base fee component of the related MSR which, in turn, is driven by prepayment rates and (iii) the percentage of delinquent loans with respect to which Rithm Capital owns the base fee component of the related MSR. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included the assumptions used to establish the aforementioned cash flows and discount rates that market participants would use in determining the fair values of servicer advance investments.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2024(D)	2.1%	4.6%	19.6%	19.9 bps	6.5%	21.1
December 31, 2023(D)	1.1% – 2.1% (2.1%)	2.8% – 4.5% (4.4%)	3.3% – 25.8% (25.3%)	18.2 – 19.9 (19.8) bps	6.2% – 6.7% (6.2%)	21.8
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 3.8 bps and 10.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of December 31, 2024 and 2023, respectively.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.
(D)As of December 31, 2023, servicer advance investments included those related to both SLS and Advance Purchaser, which is why we have included ranges for the significant inputs. As of December 31, 2024, the servicer advance investments relate only to Advance Purchaser.

The valuation of the servicer advance investments also takes into account the performance fee paid to the servicer, which in the case of the buyer is based on its equity returns and therefore is impacted by relevant financing assumptions such as LTV ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants, and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each servicer advance investment, including the base fee component of the related MSR.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Real Estate and Other Securities Valuation

Real estate and other securities valuation methodology and results are detailed below. Increased (decreased) prepayment speeds, default rates, or loss severity assumptions would decrease (increase) valuations. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions. Treasury securities are valued using market-based prices published by the U.S. Department of the Treasury and are classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2024
Government-backed securities(C)	$6,672,189	$6,510,235	$6,450,643	$—	$6,450,643	2
CLOs(D)	243,355	234,397	217,049	25,178	242,227	2 & 3
Non-Agency and other securities(D)	8,962,730	515,262	529,146	23,651	552,797	3
Total	$15,878,274	$7,259,894	$7,196,838	$48,829	$7,245,667
December 31, 2023
Government-backed securities(C)	$8,590,260	$8,417,025	$8,533,130	$—	$8,533,130	2
CLOs(D)	244,336	223,634	—	226,486	226,486	3
Non-Agency and other securities(D)	9,727,443	555,239	577,543	—	577,543	3
Total	$18,562,039	$9,195,898	$9,110,673	$226,486	$9,337,159
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

For 82.1% and 60.7% of non-Agency securities as of December 31, 2024 and 2023, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
December 31, 2024	$453,978	4.7% – 20.0% (6.9%)	0.0% – 20.0% (6.3%)	0.0% – 1.9% (0.5%)	0.0% – 50.0% (17.0%)
December 31, 2023	$488,314	4.1% – 33.5% (6.3%)	0.0% – 20.0% (11.6%)	0.4% – 8.0% (1.7%)	17.5% – 45.0% (32.7%)
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

Significant increases (decreases) in prepayment rates, delinquency rates, or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of December 31, 2024:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,700	7.0% – 8.6% (7.9%)	6.0% – 8.2% (7.9%)	1.8% – 5.0% (3.1%)	20.6% – 33.7% (24.0%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$9,466	8.5% – 9.3% (8.8%)	8.6% – 15.8% (10.9%)	1.3% – 5.1% (3.8%)	264.9% – 310.3% (279.5%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of December 31, 2023:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$45,545	7.9% – 8.3% (8.2%)	2.0% – 9.8% (5.9%)	1.3% – 5.9% (2.3%)	12.6% – 57.4% (29.0%)
Originated loans(A)	33,249	7.3%	8.9%	3.6%	20.7%
Residential Mortgage Loans HFS, at Fair Value	$78,794

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	Liquidation Timeline (in years)	Current Value of Underlying Properties
Acquired loans	$18,944	7.7% – 8.2% (8.1%)	3.5% – 7.2% (5.9%)	5.5 – 11.0 (6.5)	235.7% – 896.0% (297.0%)
Originated loans(A)	7,049	7.3%	N/A	7.6	N/A
Residential Mortgage Loans HFS, at Fair Value	$25,993
(A)Includes inputs for 55.5% and 70.6% of originated performing and non-performing loans, respectively, classified as Level 3. The remainder of performing and non-performing loans were priced using dealer price quotes and historical sale transactions for similar loans with a range of 50.7% - 100.0% (85.7%).

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2024	$361,890	7.9% – 9.3% (8.4%)	5.4% – 8.2% (8.0%)	1.3% – 4.9% (3.3%)	12.4% – 33.7% (26.4%)
December 31, 2023	$379,044	7.9% – 8.3% (8.1%)	2.9% – 3.5% (3.2%)	1.4% – 5.9% (4.3%)	24.4% – 57.4% (46.1%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of December 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$219,308	9.2% – 10.2% (9.4%)	12.9% – 38.4% (14.5%)	2.3% – 17.1% (5.1%)	74.2% - 100.0% (92.3%)
Marcus	446,257	7.9% - 17.9% (10.1%)	0.0% - 23.1% (17.8%)	4.0% - 50.0% (14.3%)	87.5%
Consumer Loans HFI, at Fair Value	$665,565

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of December 31, 2023:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$285,632	8.4% – 9.4% (8.6%)	9.7% – 37.3% (17.0%)	1.7% – 7.1% (4.8%)	82.5% – 100.0% (93.3%)
Marcus	988,373	9.5%	22.5%	6.2%	93.0%
Consumer Loans HFI, at Fair Value	$1,274,005
(A)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

Residential Transition Loans Valuation

Rithm Capital classifies certain residential transition loans as Level 3 in the fair value hierarchy. Performing residential transition loans are valued using an income approach through internal pricing models to forecast cash flows with inputs such as

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing residential transition loans with UPB of $55.2 million were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral of $78.2 million and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions, or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing residential transition loans, at fair value classified as Level 3 as of December 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Residential transition loans	$2,128,801	8.3% - 9.9% (8.3%)	0.0% - 50.0% (45.8%)	0.5% - 1.8% (0.5%)	25.0%

As of December 31, 2023 the estimated fair value of originated loans approximates carrying value as most are variable-rate that reprice frequently and with minimal credit risk and severity risk. The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing acquired residential transition loans, at fair value classified as Level 3 as of December 31, 2023:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired residential transition loans	$114,366	11.0%	0.0%	1.8% – 2.5% (2.2%)	25.0%

Derivatives and Hedging Valuation

Rithm Capital enters into economic hedges including interest rate swaps, caps and TBAs, which are categorized as Level 2 in the valuation hierarchy. Rithm Capital generally values such derivatives using quotations, similarly to the method of valuation used for Rithm Capital’s other assets that are classified as Level 2 in the fair value hierarchy. Treasury short sales represent the net of repurchase agreements and related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities and are classified as Level 1.

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
December 31, 2024	$11,294	0.0% – 100.0% (86.1%)	1.0 – 426.7 (281.8)
December 31, 2023	$23,804	0.0% – 100.0% (80.8%)	7.0 – 331.3 (210.5)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Asset-Backed Securities Issued

As of December 31, 2024 and 2023, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 20) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2024	$185,460	5.4%	14.5%	5.1%	92.3%
December 31, 2023	$235,770	6.0%	17.0%	4.8%	93.3%

Notes Receivable, Notes Receivable Financing and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes receivable, notes receivable financing and loans receivable. Due to the fact that the fair value of Rithm Capital’s notes receivable, notes receivable financing and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

Future cash flows are generally estimated using contractual economic terms as well as significant unobservable inputs, such as the underlying collateral performance. Other significant unobservable inputs include discount rates which estimate the market participants’ required rates of return.

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing and loans receivable:

	Fair Value	Discount Rate
December 31, 2024
Notes receivable	$393,786	9.0%
Notes receivable financing	377,227	5.7%
Loans receivable	31,580	18.5%
Total	$802,593
December 31, 2023
Notes receivable	$398,227	N/A
Loans receivable	31,323	12.6%
Total	$429,550

Equity Investments at Fair Value

Rithm Capital’s 70% equity investment in a credit risk transfer LLC is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of December 31, 2024, the fair value of the investment was $194.4 million. As the discount rate of 11.8% used to estimate the fair value of the investment is a significant unobservable input, this investment is classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments as of December 31, 2024:

	December 31,
	2024			2023
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$172,409	Monthly - Annually(B)	30 days - 90 days(B)	$228,698	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	160,697	None(C)	N/A	93,158	None(C)	N/A
Total	$333,106			$321,856
(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$137.4 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of December 31, 2024 and 2023, the structured alternative investment solution had unfunded commitments of $23.8 million and $70.2 million, respectively, related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

Notes payable of the structured alternative investment solution with a fair value of $224.1 million and $218.2 million as of December 31, 2024 and 2023, respectively, and notes payable with a fair value of $735.9 million as of December 31, 2024 of consolidated CLOs are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The Company measures the financial assets of its consolidated CLOs based on the fair value of the financial liabilities of its consolidated CLOs. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 20 for further details.

Consolidated Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans and residential transition loans which are held as part of consolidated CFEs. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans and residential transition loans, which are assets of the consolidated CFEs, are included in investments, at fair value and other assets, on the Company’s consolidated balance sheets. The notes issued by the consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Residential Mortgage Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value
December 31, 2024	$2,791,027	$2,369,934
December 31, 2023	$3,038,587	$2,618,082

Rithm Capital classifies securitized residential transition loans as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
December 31, 2024	$962,192	$859,023	1.7% -11.7% (2.2%)	8.0%	0.8%-2.0% (1.3%)	10.0%
December 31, 2023	$353,594	$318,998	2.2% - 7.4% (2.7%)	20.0%	3.0%	15.0%
(A)Represents the yield in excess of the risk-free rate.
(B)Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.
(C)Represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.
(D)Represents the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of loss relative to the outstanding balance of the loans in default.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans HFS, foreclosed real estate accounted for as REO and SFR properties, Rithm Capital measures the assets at the lower of cost or fair value which may require, from time to time, a nonrecurring fair value adjustment.

As of December 31, 2024 and 2023, assets measured at fair value on a nonrecurring basis were $87.6 million and $84.8 million, respectively. The $87.6 million of assets at December 31, 2024 include approximately $66.7 million of residential mortgage loans HFS and $20.9 million of REO. The $84.8 million of assets at December 31, 2023 include approximately $78.9 million of residential mortgage loans HFS and $5.9 million of REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2024
Performing loans	$51,011	6.3% – 8.6% (7.7%)	2.8 – 6.0 (4.4)	6.0% – 8.2% (8.0%)	1.8% – 22.9% (3.6%)	18.7% – 33.7% (20.7%)
Non-performing loans	15,659	8.5% – 9.4% (9.1%)	5.2 – 6.2 (5.8)	1.7% – 5.4% (3.5%)	1.3% – 9.3% (5.2%)	12.4% – 39.9% (23.1%)
Total / Weighted Average	$66,670
December 31, 2023
Performing loans	$57,038	6.1% – 8.3% (8.1%)	5.0 – 7.9 (5.9)	2.0% – 6.6% (3.7%)	2.6% – 5.9% (3.1%)	30.5% – 57.4% (37.3%)
Non-performing loans	21,839	7.7% – 9.1% (8.5%)	4.3 – 11.0 (5.7)	2.5% – 2.9% (2.7%)	1.4% – 13.9% (6.8%)	24.4% – 44.4% (32.9%)
Total / Weighted Average	$78,877
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

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $4.0 million, a valuation allowance of $1.9 million and a reversal of valuation allowance of $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The total change in the recorded value of REO for which a fair value adjustment has been included in the consolidated statements of operations consists of a valuation allowance of $2.6 million, a reversal of valuation allowance of $1.7 million and a reversal of valuation allowance of $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

20. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with SPEs, which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company first evaluates whether it holds a variable interest in the entity. Where the Company has a variable interest, it is required to determine whether the entity is a VIE or a VOE, the classification of which will determine the consolidation model that the Company is required to follow when determining whether it should consolidate the entity.

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

For certain consolidated VIEs that meet the definition of a CFE, which is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, Rithm Capital has elected to account for the assets and liabilities of these entities under the CFE measurement alternative. The CFE measurement alternative allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity. The assets of the consolidated CFEs can only be used to settle obligations and liabilities of these consolidated CFEs and are not available for general use by the Company. The liabilities of these consolidated CFEs are liabilities only of these entities and creditors have no recourse to the Company for the consolidated CFEs’ liabilities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Consolidated VIEs

The assets of consolidated VIEs may only be used to settle obligations of these entities. There is no recourse to Rithm Capital Corp. for the consolidated VIEs’ liabilities.

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of December 31, 2024. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

Rithm Capital sells pools of conforming mortgage loans through Agency and Ginnie Mae sponsored programs with the servicing retained by Newrez. The Company has several financing vehicles in the form of mortgage loan participation and sale agreements with financial institutions, or purchasers, to sell pools of agency residential mortgage loans.

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

In May 2021, Newrez issued $750.0 million in notes through a securitization facility (the “2021-1 Securitization Facility”) that bear interest at 30-day SOFR plus a margin. The 2021-1 Securitization Facility is secured by newly originated, first-lien, fixed- and adjustable-rate residential mortgage loans eligible for purchase by the GSEs and Ginnie Mae. Through a master repurchase agreement, Newrez sells its originated residential mortgage loans to the 2021-1 Securitization Facility, which then issues notes to third-party qualified investors, with Newrez retaining the trust certificate. The loans serve as collateral with the proceeds from the note issuance ultimately financing the originations. The 2021-1 Securitization Facility will terminate on the earlier of (i) the three-year anniversary of the initial closing date, (ii) the Company exercising its right to optional prepayment in full or (iii) a repurchase triggering event. The Company is the primary beneficiary of the 2021-1 Securitization Facility as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. As of April 30, 2024, the 2021-1 Securitization Facility was terminated.

In August 2022, Rithm Capital sponsored a securitization of mortgage loans (the “2022-SFR2 Securitization”) secured by certain single family rental properties owned by the Company (the “2022-SFR2 Properties”). The Company retained the most subordinate tranche trust certificate issued by 2022-SFR2 Securitization, classified as a VIE. During the third quarter of 2024, a related party of the Company, APM, became the property manager of the 2022-SFR2 Properties. Upon this reconsideration event, the Company reassessed its consolidation conclusion and concluded that it was now the primary beneficiary of 2022-

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

SFR2 Securitization, as it has power to direct the activities that most significantly impact the 2022-SFR2 Securitization’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. As a result, the Company consolidated 2022-SFR2 Securitization during the third quarter of 2024.

Consumer Loan Companies

Rithm Capital owns a 100% interest in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”) that are classified as VIEs. The Company is primary beneficiary and consolidates the Consumer Loan Companies.

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

Sculptor Loan Financing Partners

In the second quarter of 2024, Sculptor launched a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe (“Sculptor Loan Financing Partners”). The Company is the primary beneficiary of the Sculptor Loan Financing Partners, as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Commercial Investments

Rithm Capital has investments in various commercial real estate entities classified as VIEs and held through wholly-owned subsidiaries. The Company has a controlling financial interest in these VIEs as it holds substantially all of the economic interests in such VIEs. The Company is the primary beneficiary and consolidates such VIEs.

Consolidated CFEs

Loan Securitizations - Residential Transition Loans

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by residential transition loans and for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitization trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of December 31, 2024, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, residential transition loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $933.8 million and an aggregate principal limit of approximately $1.2 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds securities for risk retention purposes. The Company is not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $17.7 million of notes held at fair value as of December 31, 2024.

As of December 31, 2024, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.4 billion. Rithm’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

Funds

In the ordinary course of business, Sculptor sponsors the formation of consolidated funds that are considered VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity. The assets of these consolidated funds may only be used to settle obligations of these entities and are not available to creditors of the Company, including Sculptor. The investors in these consolidated funds have no recourse against the assets of the Company, including Sculptor. There is no recourse to the Company, including to Sculptor, for the consolidated funds’ liabilities.

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of December 31, 2024, the consolidated notes payable due to third parties had a fair value of $224.1 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2025. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of December 31, 2024, the consolidated funds have not drawn on the facility.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which in 2024, issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of December 31, 2024, the consolidated notes payable due to third parties had a fair value of $735.9 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

See Note 18 and Note 19 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Sculptor Loan Financing Partners	Commercial Investments	Consolidated CFEs(A)			Total
December 31, 2024							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$339,646	$—	$—	$—	$—	$—	$—	$—	$—	$339,646
Residential mortgage loans, HFS, at fair value	—	—	496,420	—	—	—	—	—	—	496,420
Consumer loans	—	—	—	219,308	—	—	—	—	—	219,308
Assets of consolidated CFEs - investments	—	—	—	—	—	—	962,192	2,791,027	1,118,359	4,871,578
Cash and cash equivalents	5,163	21,023	—	—	10,314	1,482	—	—	—	37,982
Restricted cash	6,727	—	6,087	6,042	—	—	7,172	17,293	126,158	169,479
Other assets	4	452	—	11,186	38,860	50,794	26,348	—	59,277	186,921
Total Assets	$351,540	$21,475	$502,507	$236,536	$49,174	$52,276	$995,712	$2,808,320	$1,303,794	$6,321,334
Liabilities:
Secured financing agreements	—	—	384,948	—	—	—	—	—	—	384,948
Secured notes and bonds payable	258,183	—	—	185,460	—	—	—	—	—	443,643
Notes payable of consolidated CFEs	—	—	—	—	—	—	859,023	2,369,934	959,958	4,188,915
Accrued expenses and other liabilities	1,975	1,854	—	226	90	1,499	1,099	17,626	140,604	164,973
Total Liabilities	$260,158	$1,854	$384,948	$185,686	$90	$1,499	$860,122	$2,387,560	$1,100,562	$5,182,479
December 31, 2023
Assets:
Servicer advance investments, at fair value	$367,803	$—	$—	$—	$—	$—	$—	$—	$—	$367,803
Residential mortgage loans, HFS, at fair value	—	—	1,112,097	—	—	—	—	—	—	1,112,097
Consumer loans	—	—	—	285,632	—	—	—	—	—	285,632
Assets of consolidated CFEs - investments	—	—	—	—	—	—	353,594	3,038,587	321,856	3,714,037
Cash and cash equivalents	5,381	18,159	—	—	—	—	—	—	—	23,540
Restricted cash	8,273	—	6,113	6,301	—	—	7,572	6,263	18,013	52,535
Other assets	9	688	—	4,325	—	—	4,532	—	1,060	10,614
Total Assets	$381,466	$18,847	$1,118,210	$296,258	$—	$—	$365,698	$3,044,850	$340,929	$5,566,258
Liabilities:
Secured financing agreements	—	—	996,845	—	—	—	—	—	—	996,845
Secured notes and bonds payable	274,404	—	—	235,770	—	—	—	—	—	510,174
Notes payable of consolidated CFEs	—	—	—	—	—	—	318,998	2,618,082	218,157	3,155,237
Accrued expenses and other liabilities	2,606	2,240	5,382	1,507	—	—	371	6,263	1,763	20,132
Total Liabilities	$277,010	$2,240	$1,002,227	$237,277	$—	$—	$319,369	$2,624,345	$219,920	$4,682,388
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

	As of and for the Year Ended December 31,
	2024	2023
Residential mortgage loan UPB and other collateral	$8,152,970	$8,237,692
Weighted average delinquency(A)	5.2%	5.3%
Net credit losses	$161,646	$162,061
Face amount of debt held by third parties	$7,532,832	$7,596,408

Carrying value of notes retained by Rithm Capital(B)(C)	$532,845	$543,447
Cash flows received by Rithm Capital on these notes	$94,589	$91,401
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 19 for details on unobservable inputs.

The following table summarizes the Company’s involvement, through Sculptor, with VIEs that are not consolidated and is generally limited to providing asset management services and, in certain cases, investments in the VIEs. The maximum exposure to loss represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds that are VIEs. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support to its VIEs that are not consolidated beyond its share of capital and other commitments described in Note 26.

	As of and for the Year Ended December 31,
	2024	2023
Maximum Risk of Loss as a Result of the Company’s Involvement with Unconsolidated VIEs:
Unearned income and fees	$17,268	$37,468
Income and fees receivable	35,723	43,250
Investments	577,849	533,026
Unfunded commitments(A)	174,530	207,575
Other commitments	25,521	—
Maximum Exposure to Loss	$830,891	$821,319
(A)Includes commitments from certain current and former employees and executive managing directors in the amounts of $133.9 million and $97.5 million as of December 31, 2024 and 2023, respectively.

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 26 regarding certain guarantees provided in connection with the investments. These investments are presented as part of equity investments within other assets on the consolidated balance sheets:

	December 31,
	2024	2023
Carrying value of commercial real estate held within unconsolidated VIEs	$190,258	$66,652
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	57,846	29,210

The Company holds a 70% membership interest in a credit risk transfer LLC, a VIE that holds exposures in warehouse lines collateralized by residential mortgage loans. The Company does not have power to make significant decisions unilaterally over

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

the VIE; therefore, it is not the primary beneficiary and does not consolidate the VIE. The following table summarizes the carrying value of the Company’s membership interest, which reflects the Company’s maximum exposure to loss. This equity investment is presented within other assets on the consolidated balance sheets:

	December 31,
	2024	2023
Membership interest in unconsolidated VIEs	$194,410	$—

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 14), the Newrez Joint Ventures, consumer loans (Note 8), asset management investments, Excess MSRs and commercial investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	December 31, 2024			December 31, 2023
	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$91,384	10.7%	$9,770	$104,458	10.7%	$11,157
Newrez Joint Ventures	19,621	49.5%	9,687	16,607	49.5%	8,220
Consumer Loan Companies(A)	50,850	—%	—	72,361	46.5%	33,748
Excess MSRs	136,645	20.0%	27,329	—	—%	—
Commercial investments	50,778	10.0%	4,608	—	—%	—
Asset management	844,669	n/m(B)	39,942	633,262	n/m(B)	40,971

Others’ interests in the net income (loss) is computed as follows:

	Year Ended December 31,
	2024			2023			2022
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$1,221	10.7%	$129	$7,978	10.7%	$852	$26,685	10.7%	$2,850
Newrez Joint Ventures	5,159	49.5%	2,554	1,174	49.5%	581	5,487	49.5%	2,716
Consumer Loan Companies(A)	3,153	46.5%	(2,384)	14,235	46.5%	6,619	49,892	46.5%	23,200
Excess MSRs	26,450	20.0%	5,290	—	N/A	—	—	N/A	—
Commercial investments	981	9.7%	98	—	N/A	—	—	N/A	—
Asset management	27,370	n/m(B)	4,302	—	n/m(B)	—	—	n/m(B)	—
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from Blackstone for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
(B)Percentage in the table above deemed “n/m” are not meaningful. Noncontrolling interests related to asset management investments represents the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of noncontrolling interests.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenues consists of the following:

	Year Ended December 31,
	2024	2023	2022
Property and maintenance	$121,293	$133,424	$132,432
Rental	76,561	73,216	54,567
Other	29,618	29,527	43,906
Total Other Revenues	$227,472	$236,167	$230,905

General and Administrative expenses consists of the following:

	Year Ended December 31,
	2024	2023	2022
Legal and professional	$104,459	$103,795	$78,837
Loan origination	51,313	45,123	108,149
Occupancy	61,305	50,367	82,791
Subservicing	70,580	130,346	162,972
Loan servicing	41,958	17,901	13,474
Property and maintenance	122,581	97,582	93,689
Depreciation and amortization	124,131	80,681	89,501
Information technology	129,710	107,347	114,748
Other	162,447	127,960	151,901
Total General and Administrative Expenses	$868,484	$761,102	$896,062
Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,
	2024	2023	2022
Real estate and other securities	$(81,064)	$39,362	$(1,499,418)
Residential mortgage loans and REO	34,065	19,861	(160,985)
Derivative and hedging instruments	(206,150)	(54,342)	1,468,931
Notes and bonds payable	(7,407)	(12,843)	45,792
Consolidated CFEs(A)	97,340	17,780	20,122
Other(B)	(52,489)	(29,274)	(54,501)
Realized and unrealized losses, net	(215,705)	(19,456)	(180,059)
Other income (loss), net	57,255	(40,377)	(126,466)
Total Other Loss, Net	$(158,450)	$(59,833)	$(306,525)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues:

	Year Ended December 31,
	2024	2023	2022
Management fees	$232,691	$29,465	$—
Incentive income	287,603	50,804	—
Other asset management revenue	—	2,412	—
Total Asset Management Revenues	$520,294	$82,681	$—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The following table presents the composition of the Company’s income and fees receivable primarily through Sculptor:

	December 31,
	2024	2023
Management fees receivable	$25,337	$23,757
Incentive income receivable	183,335	35,377
Total Income and Fees Receivable	$208,672	$59,134

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

The following table presents the Company’s unearned income and fees primarily through Sculptor:

	December 31,
	2024	2023
Unearned management fees	$12	$1
Unearned incentive income	17,268	37,467
Total Unearned Income and Fees	$17,280	$37,468

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

23. EQUITY-BASED COMPENSATION

The Company has granted share-based compensation in the form of RSU awards, PSU awards, RSAs, Class B Profit Units (as defined below) and LTIP Profit Units (as defined below) to its officers, employees and other service providers and independent directors as well as options to its Former Manager and independent directors under the terms of the applicable incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company.

Share-based awards granted as compensation are measured based on the grant-date fair value of the award. The Company adjusts for forfeitures in the periods in which they occur. Share-based compensation expense is recorded within compensation and benefits in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, total share-based compensation expense recognized was $49.1 million, $14.1 million and $1.3 million, respectively.

Equity-Classified Share-Based Compensation

On May 25, 2023, the Company’s stockholders adopted the Rithm Capital Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the Company’s Amended and Restated Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, as the same has been amended and restated from time to time (the “2013 Plan”). The 2013 Plan expired in accordance with its terms on April 29, 2023. We reserved 34,240,000 shares of our common stock for issuance under the 2023 Plan. Any share-based awards issued under the 2013 Plan continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards.

On February 23, 2024, the Company established and the Compensation Committee of the Board approved the Rithm Capital Management LLC Long-Term Incentive Plan (the “RCM Plan”), as a sub-plan under the 2023 Plan. The RCM Plan provides for the grants of class A profits units and class B profits units (“Class B Profit Units”) in Rithm Capital Management LLC, a wholly owned subsidiary of the Company (“RCM”). The RCM Plan also allows for awards of any other class of units in RCM designated as partnership profits interests. Each award will be granted subject to a benchmark amount calculated at the time of grant with respect to each award such that the award will have no liquidation value with respect to any value below such benchmark amount. Awards of Class B Profit Units that are designated as “Share-Settled Awards” will be settled in shares of common stock in accordance with and subject to the terms and conditions set forth in the individual award agreements.

RSU Awards, PSU Awards and RSAs

The Company has granted share-based awards under the 2023 Plan in the form of RSU and PSU awards and has granted share-based awards in the form of RSAs under the 2013 Plan. RSU and PSU awards entitle the holder to receive a share of common stock or cash equal to the fair value of a share of common stock at the election of the Board, plus any dividend equivalent shares of common stock in respect of dividends declared on the common stock, at the time the award vests. RSAs and RSU awards vest over a specified service period. PSU awards vest upon the satisfaction of a service condition and subject to achieving certain performance-based targets.

The fair value of the awards granted is determined based on the public share price of common stock on the date of the grant. For RSU awards and RSAs, compensation expense is recognized using the accelerated attribution model over the vesting period. RSU awards and RSAs vest ratably over a three year period, as set forth in the applicable award agreements. For PSU awards, the Company estimates the probability that the performance criteria will be achieved and recognizes compensation expense only for those awards expected to vest using the accelerated attribution model. PSU awards vest at the end of a three-year period provided that specified performance criteria are met, as set forth in the applicable award agreements. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period. No compensation expense is recognized related to the dividend equivalent shares of common stock (awarded in the form of additional RSU or PSU awards) as they are forfeitable and the delivery of the dividend equivalent shares of common stock on outstanding RSU and PSU awards is contingent upon the vesting of the underlying awards.

Class B Profit Units

The Company has granted both time-based and performance-based vesting awards of Class B Profit Units under the RCM Plan. The time-based Class B Profit Units vest over a specified service period. The performance-based Class B Profit Units vest upon

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

the satisfaction of a service condition and subject to achieving certain performance-based targets. The performance-based Class B Profit Units vest on the third anniversary of the grant date subject to the employee’s continued employment through the applicable vesting date (the “Service Condition”) and subject to the achievement of specified annual targets relating to the Company’s earnings available for distribution return on equity ranging between either 0% and 300% or 0% and 200%, as per the terms of the award, over a three-year performance period (the “Performance Condition”). If the performance-based Class B Profit Units have not satisfied both the Service Condition and the Performance Condition by the third anniversary of the grant date, they will be forfeited. Class B Profit Units entitle the holders to receive shares of common stock or cash equal to the fair value of the common stock shares, at the election of the Company, upon satisfaction of the applicable Service Condition and the Performance Condition, as applicable. The Class B Profit Units are entitled to pre-vesting and post-vesting dividends in the form of dividend equivalent units or cash, as applicable.

The fair value of the Class B Profit Units granted by the Company are based on the grant-date fair value, which considers the public share price of the Company’s common stock. For time-based Class B Profit Units, compensation expense is recognized using the accelerated attribution model over the vesting period. For performance-based Class B Profit Units, the Company estimates the probability that the performance criteria will be achieved and recognizes compensation expense only for those awards expected to vest using the accelerated attribution model. The Company reevaluates its estimate each reporting period and recognizes a cumulative effect adjustment to expense if estimates change from the prior period.

RSU Awards, PSU Awards, RSAs and Class B Profit Units

The table below summarizes the Company’s RSU awards, PSU awards, RSAs and Class B Profit Units granted, forfeited or vested under the 2013 Plan, 2023 Plan and RCM Plan during the year ended December 31, 2024:

	Number of Shares / Units						Weighted-Average Grant-Date Fair Value
	RSAs	RSU Awards	PSU Awards	Time-Based Class B Profit Units	Performance-Based Class B Profit Units	Total	RSAs	RSU Awards	PSU Awards	Time-Based Class B Profits Units	Performance-Based Class B Profits Units
Unvested Shares at December 31, 2023	385,356	4,624,441	2,647,234	—	—	7,657,031	$8.65	$10.40	$9.52	$—	$—
Granted	—	1,578,252	423,330	682,851	2,949,424	5,633,857	—	10.90	10.70	10.72	10.79
Accrued RSU and PSU dividend equivalents(A)	—	466,974	252,103	64,012	280,345	1,063,434	—	10.54	9.69	10.71	10.79
Vested	(192,678)	(1,409,118)	—	—	—	(1,601,796)	8.65	10.36	—	—	—
Forfeited	—	(676,428)	(101,766)	—	—	(778,194)	—	10.72	10.42	—	—
Unvested Shares at December 31, 2024(A)	192,678	4,584,121	3,220,901	746,863	3,229,769	11,974,332	$8.65	$10.55	$9.66	$10.72	$10.79
(A)Number of PSU awards assumes target levels of performance are achieved for outstanding unvested PSU awards.

The weighted-average grant-date fair value of RSU awards granted for the years ended December 31, 2024 and 2023 was $10.90 and $10.41, respectively. As of December 31, 2024, total unrecognized compensation expense related to RSU awards was $29.6 million, with a weighted-average amortization period of 1.8 years. The total fair value of RSU awards vested was $14.6 million for the year ended December 31, 2024. No RSU awards vested for the years ended December 31, 2023 and 2022.

The weighted-average grant-date fair value of PSU awards granted for the years ended December 31, 2024 and 2023 was $10.70 and $9.52, respectively. As of December 31, 2024, total unrecognized compensation expense related to PSU awards was $9.9 million, with a weighted-average amortization period of 1.4 years. No PSU awards vested for the years ended December 31, 2024, 2023 and 2022.

The weighted-average grant-date fair value of RSAs granted for the year ended December 31, 2022 was $8.65. There were no RSAs granted for the years ended December 31, 2024 or 2023. As of December 31, 2024, total unrecognized compensation expense related to RSAs was $0.4 million, with a weighted-average amortization period of 0.5 years. The total fair value of RSAs vested was $1.7 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. No RSAs vested for the year ended December 31, 2022.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The weighted-average grant-date fair value of time-based and performance-based Class B Profit Units granted for the year ended December 31, 2024 was $10.72 and $10.79, respectively. No time-based or performance-based Class B Profit Units were granted for the years ended December 31, 2023 and 2022, as the RCM Plan was established in February 2024. As of December 31, 2024, total unrecognized compensation expense related to time-based and performance-based Class B Profit Units was $26.7 million, with a weighted-average amortization period of 2.2 years. No time-based or performance-based Class B Profit Units vested for the years ended December 31, 2024, 2023 and 2022.

Options

Prior to the Internalization, the Company issued options (i) to the Former Manager and (ii) as initial one-time grants relating to 1,000 shares common stock as compensation to each new director. These options were issued pursuant to the 2013 Plan. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

On November 11, 2024, the Former Manager exercised all of its outstanding options granted in 2021. The outstanding 7,050,335 options were net settled for 0.9 million shares of common stock. The total intrinsic value of options exercised was $9.94 million for the year ended December 31, 2024. There were no options exercised in 2023 or 2022.

The following table summarizes outstanding options as of December 31, 2024. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock for the year ended December 31, 2024 was $10.83 per share.

Recipient	Date of Grant(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2024	Weighted-Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2024
Independent Directors	Various(C)	2,000	2,000	$10.70	$—
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Outstanding		14,423,655	14,423,655	$15.16
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)1,000 options were granted in 2016 and 1,000 were granted in 2021.

The following table summarizes activity in outstanding options:

	Number of Options	Weighted-Average Exercise Price
December 31, 2023	21,473,990	$13.26
Exercised	(7,050,335)	9.38
December 31, 2024	14,423,655	$15.16

Liability-Classified Share-Based Compensation

In November 2023, the Company established the Sculptor Capital Management Inc. Long-Term Incentive Plan (“LTIP”) to attract, retain and provide incentives and rewards for service or performance to grantees to participate in the long-term growth and financial success of Sculptor. One million profit units (“LTIP Profit Units”) are authorized for issuance under the LTIP.

LTIP Profit Units

The LTIP Profit Units have an end date of December 31, 2028 (“End Date”) through which the LTIP Profit Units will vest subject to a service condition and the achievement of a specified minimum performance internal rate of return (“IRR”) hurdle. The LTIP Profit Units’ service condition is satisfied in three equal installments on each of the third, fourth and fifth anniversaries of the grant date. Once vested, each LTIP Profit Unit represents a right to participate in distributions from

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Sculptor in accordance with a distribution waterfall dependent on the achieved performance IRR and the value realized by the Company in a monetization event or the End Date, whichever is earlier. In case of a monetization event or End Date, the vested awards are settled in cash.

LTIP Profit Units are liability-classified equity-based awards due to a cash settlement feature. As such, the fair value of these awards is initially determined at the date of grant and is remeasured at each reporting period until settlement. Compensation expense is recognized on an accelerated basis (i.e., each tranche is recognized over its respective service period), over the requisite service period to the extent the performance condition is met or deemed probable. The requisite service period for these awards was estimated to be 5 years at the time of the grant.

The Company calculates the fair value of the LTIP Profit Units at each reporting date using the risk-neutral Monte Carlo simulation pricing model which estimates the fair value of the LTIP Profit Units set over the expected term until the expected monetization event, using the risk-free interest rate and the expected volatility as inputs. The volatility used is based on historical volatility of peer companies, adjusted for size and leverage. The assumptions used are noted in the table below:

	2024	2023
Risk-free interest rate	4.2%	4.2%
Expected term to monetization event (in years)	3.7	4.7
Volatility	42.0%	44.2%
Discount for lack of marketability(A)	17.5%	20.2%
(A)The discount for lack of marketability was applied based on the Finnerty Model.

The table below summarizes the LTIP Profit Units granted, forfeited or vested under the LTIP during the year ended December 31, 2024:

	Number of Shares / Units	Weighted-Average Grant-Date Fair Value
Unvested Shares at December 31, 2023	539,500	$66.03
Granted	32,500	63.34
Vested	—	—
Forfeited	(51,000)	66.03
Unvested Shares at December 31, 2024	521,000	$65.87

The weighted-average grant-date fair value of LTIP Profit Units granted was $63.34 and $66.03 for the years ended December 31, 2024 and 2023, respectively. No LTIP Profit Units were granted for the year ended December 31, 2022, as the LTIP was established in November 2023. As of December 31, 2024, total unrecognized compensation expense related to LTIP Profit Units was $18.6 million, with a weighted-average amortization period of 3.0 years. No LTIP Profit Units vested for the years ended December 31, 2024 and 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

24. EQUITY AND EARNINGS PER SHARE

Equity and Dividends
Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the year ended December 31, 2024, 6.1 million shares of common stock were issued under the ATM Program.

In February 2024, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2024 through December 31, 2024. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the year ended December 31, 2024, the Company did not repurchase any shares of its common stock or its preferred stock. See Note 28 for additional information regarding Rithm Capital’s stock repurchase program for 2025.

On September 24, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	December 31,		December 31,		Issuance Discount	Carrying Value(B)	Year Ended December 31,
Series(F)	2024	2023	2024	2023			2024	2023	2022
Series A, issued July 2019(C)(E)	6,200,068	6,200,068	$155,002	$155,002	3.15%	$149,822	$2.33	$1.88	$1.88
Series B, issued August 2019(C)(E)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	2.26	1.78	1.78
Series C, 6.375% issued February 2020(C)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	1.59	1.59	1.59
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	1.75	1.75	1.75
Total	51,964,122	51,964,122	$1,299,104	$1,299,104		$1,257,254	$7.93	$7.00	$7.00
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Fixed-to-floating rate cumulative redeemable preferred.
(D)Fixed-rate reset cumulative redeemable preferred.
(E)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the third and fourth quarter 2024 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to, prior to September 30, 2024, a floating rate of a three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.802% and, after September 30, 2024, a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread adjustment of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to, prior to September 30, 2024, a floating rate of a three-month LIBOR plus a spread of 5.640% and, after September 30, 2024, a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(F)Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.

On December 16, 2024, Rithm Capital’s board of directors declared fourth quarter 2024 preferred dividends of $0.68 per share of Series A, $0.67 per share of Series B, $0.40 per share of Series C and $0.44 per share of Series D cumulative redeemable preferred stock, or approximately $4.2 million, $7.5 million, $6.3 million and $8.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 21, 2022	April 2022	$0.25	$116.7
June 17, 2022	August 2022	0.25	116.7
September 22, 2022	October 2022	0.25	118.4
December 15, 2022	January 2023	0.25	118.6
March 17, 2023	April 2023	0.25	120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8
December 12, 2023	January 2024	0.25	120.8
March 20, 2024	April 2024	0.25	120.9
June 18, 2024	July 2024	0.25	122.4
September 20, 2024	November 2024	0.25	129.9
December 16, 2024	January 2025	0.25	130.2

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

The following table summarizes the basic and diluted EPS calculations:

	Year Ended December 31,
	2024	2023	2022
Net income	$941,492	$630,674	$983,285
Noncontrolling interests in income of consolidated subsidiaries	9,989	8,417	28,766
Dividends on preferred stock	96,456	89,579	89,726
Net Income Attributable to Common Stockholders	$835,047	$532,678	$864,793

Basic weighted average shares of common stock outstanding	495,479,956	481,934,951	468,836,718
Effect of Dilutive Securities(A)(B):
Stock options	108	192,388	—
Common stock purchase warrants	—	1,112,943	12,763,825
Restricted stock	185,678	223,998	35,582
Time-based RSU awards	1,980,499	174,554	—
Performance-based RSU awards	1,444,503	77,881	—
Time vesting Class B Profit Units	197,900	—	—
Performance vesting Class B Profit Units	309,026	—	—
Diluted Weighted Average Shares of Common Stock Outstanding	499,597,670	483,716,715	481,636,125

Basic Earnings per Share Attributable to Common Stockholders	$1.69	$1.11	$1.84
Diluted Earnings per Share Attributable to Common Stockholders	$1.67	$1.10	$1.80
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

25. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1,283	$5,030	$4,253
State and local	1,897	416	4,096
Foreign	9,735	377	—
Total current income tax expense	12,915	5,823	8,349
Deferred:
Federal	174,306	76,380	227,825
State and local	80,917	39,430	43,342
Foreign	(821)	526	—
Total deferred income tax expense	254,402	116,336	271,167
Total Income Tax Expense	$267,317	$122,159	$279,516

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

The increase in income tax expense for the year ended December 31, 2024 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSRs and loans held within taxable entities, as well as income generated by the Origination and Servicing and Asset Management segments.

The decrease in income tax expense for the year ended December 31, 2023 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSR and loans held within taxable entities, offset by income generated by the Origination and Servicing and Asset Management segments

As of December 31, 2024, Rithm Capital recorded a net deferred tax liability of $786.1 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, offset by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

The difference between Rithm Capital’s reported provision for income taxes and the U.S. federal statutory rate of 21.0% is as follows:

	December 31,
	2024	2023	2022
Provision at the statutory rate	21.00%	21.00%	21.00%
Non-taxable REIT income	(7.67)%	(11.14)%	(3.36)%
State and local taxes	4.62%	3.71%	4.05%
Foreign income taxes	0.73%	0.21%	—%
Change in state tax rate	2.71%	1.14%	—%
Foreign tax credits	(0.75)%	—%	—%
Change in valuation allowance	0.57%	0.82%	—%
Other	0.79%	0.74%	0.44%
Total Provision	22.00%	16.48%	22.13%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2024	2023
Deferred Tax Assets:
Net operating losses and tax credit carryforwards(A)	$226,781	$169,907
Basis differences related to assets and investments	77,985	90,395
Goodwill	186,027	202,023
Fixed asset depreciation	19,658	2,536
Accrued expenses	58,467	47,086
Other	4,204	5,822
Total deferred tax assets	573,122	517,769
Less: valuation allowance	(34,784)	(34,563)
Net deferred tax assets	538,338	483,206

Deferred Tax Liabilities:
Mortgage servicing rights	(1,239,428)	(923,311)
Basis differences related to assets and investments	(81,369)	(81,061)
Other	(3,682)	(1,672)
Total deferred tax liability	(1,324,479)	(1,006,044)

Net Deferred Tax Liabilities	$(786,141)	$(522,838)
(A)As of December 31, 2024, Rithm Capital’s TRSs had approximately $826.8 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately $433.6 million of federal and state net operating losses are subject to an annual Internal Revenue Code Section 382 limitation. The federal and state net operating loss carryforwards will begin to expire between 2028 and 2042. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs’ ability to generate sufficient taxable income prior to the expiration of the carryforward period.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

Balance at December 31, 2022	$—
Sculptor Acquisition (Note 3)	32,340
Net change	2,223
Balance at December 31, 2023	34,563
Net Change	221
Balance at December 31, 2024	$34,784

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. As of December 31, 2024, the Company recorded a valuation allowance of $34.8 million related to Sculptor’s foreign income tax credits with limited carryforward period available, as well as, Sculptor’s federal and New York state and city net operating losses, which are limited pursuant to Internal Revenue Code Section 382 as a result of the Company’s acquisition of Sculptor.

Rithm Capital and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, Rithm Capital is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2021. Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. As of December 31, 2024, Rithm Capital has no material uncertainties to be recognized. Rithm Capital does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2024(A)	$1.00	100.00%	—%	—%
2023(B)	1.25	100.00%	—%	—%
2022(C)	0.41	41.47%	—%	58.53%
(A)The entire $0.25 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2024.
(B)The entire $0.25 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2023.
(C)The entire $0.25 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2024(A)	$2.12	100%	—%	—%
2023(B)	1.88	100%	—%	—%
2022(C)	1.88	100%	—%	—%
(A)The entire $0.68 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(B)The entire $0.47 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(C)The entire $0.47 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.
Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2024(A)	$2.04	100%	—%	—%
2023(B)	1.78	100%	—%	—%
2022(C)	1.78	100%	—%	—%
(A)The entire $0.67 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(B)The entire $0.45 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(C)The entire $0.45 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.

Series C Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2024(A)	$1.59	100%	—%	—%
2023(B)	1.59	100%	—%	—%
2022(C)	1.59	100%	—%	—%
(A)The entire $0.40 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(B)The entire $0.40 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(C)The entire $0.40 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.

Series D Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2024(A)	$1.75	100%	—%	—%
2023(B)	1.75	100%	—%	—%
2022(C)	1.75	100%	—%	—%
(A)The entire $0.44 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(B)The entire $0.44 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
(C)The entire $0.44 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023.

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

Capital Commitments — As of December 31, 2024, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2024, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $47.2 million and $2.7 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $150.2 million of unfunded and available revolving credit privileges as of December 31, 2024. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the second quarter of 2025. As of December 31, 2024, $45.3 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis and Rithm Capital had commitments to fund up to $1.3 billion and $0.2 million, respectively, of additional advances on existing mortgage loans as of December 31, 2024. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis or Rithm Capital funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of December 31, 2024, the Company has an unfunded capital commitment to fund up to $81.3 million on an existing loan to a certain commercial real estate borrower.

•Fund Commitments — The Company has unfunded capital commitments of $289.0 million to certain funds Sculptor manages, of which $23.8 million relates to commitments of consolidated funds. Approximately $150.0 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 6 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At December 31, 2024, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 18 for further discussion of the Company’s debt obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

27. RELATED PARTY TRANSACTIONS

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

Loan Agreement

In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a remaining term of approximately 19 months unless otherwise extended with the entity. This loan is included in residential transition loans, at fair value on Rithm Capital’s consolidated balance sheets.

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

As of December 31, 2024, approximately $1.3 billion of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of December 31, 2024, approximately 70.1% of these AUM were not charged management fees or incentive fees.

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to Sculptor for these expenses. Due from related parties is presented within other assets on the consolidated balance sheets.

Investments in Funds

In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle that invests in various open-ended and closed-ended funds managed by Sculptor. Sculptor invested approximately $127.8 million in the vehicle and consolidates it. See Note 19 and Note 20 for additional details on the structured alternative investment solution.

In the second quarter of 2024, Sculptor launched Sculptor Loan Financing Partners, a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. The Company invested $91.4 million in the vehicle and consolidates it. See Note 19 and Note 20 for additional details on the Sculptor Loan Financing Partners.

Investments in Loan Securitizations

The Company retains beneficial interests in loan securitization trusts that it sponsors. Refer to Note 20 for additional details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share data)

Transactions with Rithm Property Trust

In connection with the transaction with Rithm Property Trust, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into the Rithm Property Trust Management Agreement to serve as Rithm Property Trust’s external manager, and Rithm Capital acquired 2.9 million shares of Rithm Property Trust common stock for a purchase price of $14.0 million, equal to 6.4% of shares of Rithm Property Trust common stock outstanding as of December 31, 2024, pursuant to the terms of a stock purchase agreement. In addition, during the second quarter (prior to the close of the transaction with Rithm Property Trust), Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 3.3 million shares of Rithm Property Trust’s common stock.

Pursuant to the Rithm Property Trust Management Agreement, RCM Manager implements and manages Rithm Property Trust’s business strategy, investment activities and day-to-day operations subject to oversight by Rithm Property Trust’s board of directors. Additionally, the Company’s Chief Executive Officer currently serves as Rithm Property Trust’s Interim Chief Executive Officer and a member of the board of directors of Rithm Property Trust. The Company’s Chief Executive Officer does not receive any compensation from Rithm Property Trust for his role either as Interim Chief Executive Officer or a member of the board of directors.

During the first quarter of 2024 (prior to the closing of the transaction with Rithm Property Trust), the Company acquired a pool of performing and non-performing residential mortgage loans with an UPB of $245.3 million from Rithm Property Trust.

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of December 31, 2024, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $38.6 million.

Other Commitments

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

28. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2024, through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In February 2025, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2025 through December 31, 2025.

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

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our Amended 2023 Form 10-K/A for the year ended December 31, 2023, as well as in our Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2024 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2024 and September 30, 2024, a material weakness in our internal control over financial reporting. The material weakness related to the accounting treatment over consolidation of private label mortgage securitization trusts classified as VIEs. Specifically, we identified a deficiency in the design of the Company’s controls relating to the review of the consolidation accounting conclusions for private label mortgage securitization trusts. As a result, certain private label mortgage securitization trusts were incorrectly accounted for as unconsolidated VIEs rather than consolidated VIEs

As of December 31, 2024, we have completed our remediation activities including testing of the design and concluding on the operating effectiveness of the related enhanced controls. The remediation enhancement included, but was not limited to:

–involvement of external subject matter experts to advise management where necessary or where management determines the application of accounting considerations is particularly complex;
–quarterly formal review of new as well as existing transactions by a cross functional team (including accounting, legal and business) to identify changes to existing transactions that could impact previous accounting conclusions; and
–enhancement of documentation and review surrounding significant accounting judgments and key criteria supporting management’s conclusions.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these enhanced controls are operating effectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2024 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

We have adopted a Rithm Capital Corp. Insider Trading Compliance Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Rithm Capital Corp. Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

4.5	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed May 16, 2014)

4.6	Indenture, dated as of September 16, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.7	Form of Rithm Capital Corp.’s (formerly New Residential Investment Corp.) 6.250% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.8	Indenture, dated as of March 19, 2024, between Rithm Capital Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 19, 2024)

4.9	Form of Rithm Capital Corp.’s 8.000% senior unsecured notes due 2029 (incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K, filed March 19, 2024)

4.10	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.1+	Form of Indemnification Agreement by and between Rithm Capital Corp. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.2+	Rithm Capital Corp. 2023 Omnibus Incentive Plan, adopted as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2023)

10.3+	Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

10.4+	Amended and Restated Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5+	Amended and Restated Rithm Capital Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of February 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.6	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.7	Registration Rights Agreement, dated May 19, 2020, by and among Rithm Capital Corp. (formerly New Residential Investment Corp.) and the Investors set forth on Schedule 1 thereto (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020)

10.8+	Employment Agreement, dated as of June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Michael Nierenberg (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.9+	First Amendment to Employment Agreement, dated as of March 15, 2024, by and between Rithm Capital Corp. and Michael Nierenberg (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024)

10.10+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr. (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.11+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Philip Sivin (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.12+	Offer Letter, dated as of April 26, 2024, by and between Rithm Capital Corp. and David Zeiden (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.13+	Rithm Capital Management LLC Long Term Incentive Plan, adopted as of February 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 27, 2024)

19.1*	Rithm Capital Corp. Insider Trading Compliance Policy

21.1*	List of Subsidiaries of Rithm Capital Corp.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Rithm Capital Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2023)

101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board, Chief Executive Officer and President

February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 18, 2025		February 18, 2025

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 18, 2025		February 18, 2025

By:	/s/ Peggy Hwan Hebard	By:	/s/ William Addas
Peggy Hwan Hebard		William Addas
Director		Director
February 18, 2025		February 18, 2025

By:	/s/ Patrice M. Le Melle	By:	/s/ Ranjit Kripalani
Patrice M. Le Melle		Ranjit Kripalani
Director		Director
February 18, 2025		February 18, 2025