Form 10-Q
period 2025-03-31
Rithm Capital Corp.
filed 2025-05-02
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or
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
Common stock, $0.01 par value per share: 530,122,477 shares outstanding as of April 29, 2025.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These risks include, among others:

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
•changes in general economic conditions, including the impacts of tariffs and inflation or other governmental changes, a general economic slowdown or a severe recession in our industry or in the commercial finance, asset management and real estate sectors, including the impact on the value of our assets or the performance of our investments;
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
•the impact that risks associated with residential mortgage loans, including subprime mortgage loans, home equity lines of credit (“HELOCs”) and consumer loans, as well as risks associated with deficiencies in servicing and foreclosure practices, may have on the value of our MSRs, excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans, HELOCs and consumer loan portfolios;
•the risks that default and recovery rates on our MSRs, Excess MSRs, servicer advance investments, servicer advance receivables, RMBS, residential mortgage loans, HELOCs and consumer loans deteriorate compared to our underwriting estimates;
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
•risks related to the operations of our subsidiaries that are registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under Investment Advisers Act of 1940, including Sculptor, RCM GA Manager LLC (“RCM Manager”) and Rithm Capital Advisors LLC, which imposes limits on our operations;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for the United States of America (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
•risks related to the legislative/regulatory environment, including, but not limited to, the impact of regulation regarding corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, regulatory supervision by the Financial Stability Oversight Council, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs”), legislation that permits modification of the terms of residential mortgage loans and the impact of uncertainty surrounding regulatory oversight in the current administration;
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
•increased focus related to environmental, social and governance issues, including, but not limited to climate change and related regulations, and any impact such focus could have on our reputation;
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

We also direct readers to other risks and uncertainties referenced under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Capital Corp. (together with its consolidated subsidiaries, the “Company”, “Rithm Capital” or “we”, “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,133,041	$10,321,671
Government and government-backed securities (includes $11,023,935 and $9,711,346 at fair value, respectively)	11,048,701	9,736,116
Residential mortgage loans, held-for-sale (includes $3,092,102 and $4,307,571 at fair value, respectively)(A)	3,156,350	4,374,241
Residential mortgage loans, held-for-investment, at fair value	354,003	361,890
Consumer loans held-for-investment, at fair value(A)	554,168	665,565
Residential transition loans, at fair value	2,335,218	2,178,075
Residential mortgage loans subject to repurchase	2,432,605	2,745,756
Single-family rental properties	1,011,986	1,028,295
Cash and cash equivalents(A)	1,493,834	1,458,743
Restricted cash(A)	511,698	308,443
Servicer advances receivable	2,874,515	3,198,921
Other assets (includes $2,422,538 and $2,311,979 at fair value, respectively)(A)	4,450,923	4,563,415
Assets of Consolidated CFEs(A):
Investments, at fair value and other assets	4,972,801	5,107,826
Total Assets	$45,329,843	$46,048,957
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$16,791,234	$16,782,467
Secured notes and bonds payable (includes $169,035 and $185,460 at fair value, respectively)(A)	10,025,948	10,298,075
Residential mortgage loan repurchase liability	2,432,605	2,745,756
Unsecured notes, net of issuance costs	1,207,594	1,204,220
Dividends payable	157,405	153,114
Accrued expenses and other liabilities (includes $538,985 and $525,486 at fair value, respectively)(A)	2,343,010	2,630,771
Liabilities of Consolidated CFEs(A):
Notes payable, at fair value and other liabilities	4,230,793	4,348,244
Total Liabilities	37,188,589	38,162,647
Commitments and Contingencies (Note 25)
Redeemable Noncontrolling Interests of Consolidated Subsidiaries (Note 20)	256,414	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 49,964,122 and 51,964,122 issued and outstanding, $1,249,104 and $1,299,104 aggregate liquidation preference, respectively	1,207,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 530,122,477 and 520,656,256 issued and outstanding, respectively	5,301	5,206
Additional paid-in capital	6,635,226	6,528,613
Accumulated deficit	(129,934)	(46,985)
Accumulated other comprehensive income	58,277	50,886
Stockholders’ Equity in Rithm Capital Corp.	7,776,124	7,794,974
Noncontrolling interests in equity of consolidated subsidiaries	108,716	91,336
Total Stockholders’ Equity	7,884,840	7,886,310
Total Liabilities and Equity	$45,329,843	$46,048,957
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of March 31, 2025 and December 31, 2024, total assets of such consolidated VIEs were $6.4 billion and $6.3 billion, respectively, and total liabilities of such consolidated VIEs were $5.0 billion and $5.2 billion, respectively. See Note 20 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$570,801	$469,891
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(146,891) and $(116,839), respectively)	(541,916)	84,175
Servicing revenue, net	28,885	554,066
Interest income	441,260	434,795
Gain on originated residential mortgage loans, held-for-sale, net	159,789	142,458
Other revenues	50,773	58,348
Asset management revenues	87,672	70,951
	768,379	1,260,618
Expenses
Interest expense and warehouse line fees	419,054	409,827
General and administrative	237,546	205,052
Compensation and benefits	271,467	235,778
	928,067	850,657
Other Income (Loss)
Realized and unrealized gains (losses), net	207,395	(44,846)
Other income, net	9,073	15,784
	216,468	(29,062)
Income before Income Taxes	56,780	380,899
Income tax expense (benefit)	(23,930)	93,412
Net Income	80,710	287,487
Noncontrolling interests in income of consolidated subsidiaries	1,086	3,452
Redeemable noncontrolling interests in income of consolidated subsidiaries	813	—
Net Income Attributable to Rithm Capital Corp.	78,811	284,035
Change in redemption value of redeemable noncontrolling interests	15,611	—
Dividends on preferred stock	26,677	22,395
Net Income Attributable to Common Stockholders	$36,523	$261,640

Net Income per Share of Common Stock
Basic	$0.07	$0.54
Diluted	$0.07	$0.54
Weighted Average Number of Shares of Common Stock Outstanding
Basic	524,104,842	483,336,777
Diluted	530,599,555	485,931,501

Dividends Declared per Share of Common Stock	$0.25	$0.25

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$80,710	$287,487
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities, net of tax	4,741	1,603
Cumulative translation adjustment, net of tax	2,650	(776)
Comprehensive Income	88,101	288,314
Comprehensive income attributable to noncontrolling interests	1,086	3,452
Comprehensive income attributable to redeemable noncontrolling interests	813	—
Comprehensive Income Attributable to Rithm Capital Corp.	$86,202	$284,862

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(132,531)	—	(132,531)	—	(132,531)
Dividends declared on preferred stock	—	—	—	—	—	(26,677)	—	(26,677)	—	(26,677)
Capital contributions	—	—	—	—	—	—	—	—	20,201	20,201
Capital distributions	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Issuance of common stock	—	—	9,020,000	90	107,322	—	—	107,412	—	107,412
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	446,221	5	12,598	(3,365)	—	9,238	—	9,238
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income	—	—	—	—	—	79,624	—	79,624	1,086	80,710
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	4,741	4,741	—	4,741
Cumulative translation adjustment, net	—	—	—	—	—	—	2,650	2,650	—	2,650
Total comprehensive income								87,015	1,086	88,101
Balance at March 31, 2025	49,964,122	$1,207,254	530,122,477	$5,301	$6,635,226	$(129,934)	$58,277	$7,776,124	$108,716	$7,884,840

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(120,869)	—	(120,869)	—	(120,869)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital contributions	—	—	—	—	—	—	—	—	2,138	2,138
Capital distributions	—	—	—	—	—	—	—	—	(5,866)	(5,866)
Director share grants and stock-based compensation	—	—	251,474	3	758	251	—	1,012	—	1,012
Comprehensive Income:
Net income	—	—	—	—	—	284,035	—	284,035	3,452	287,487
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,603	1,603	—	1,603
Cumulative translation adjustment, net	—	—	—	—	—	—	(776)	(776)	—	(776)
Total comprehensive income								284,862	3,452	288,314
Balance at March 31, 2024	51,964,122	$1,257,254	483,477,713	$4,836	$6,075,080	$(232,119)	$44,501	$7,149,552	$93,820	$7,243,372

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$80,710	$287,487
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	(100,826)	335,207
Change in fair value of secured notes and bonds payable	8,429	4,605
Gain on settlement of investments, net	(60,868)	(274,709)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(159,789)	(142,457)
Gain on transfer of loans to real estate owned (“REO”)	(116)	(2,166)
Accretion and other amortization	(12,006)	(21,224)
Provision for (reversal of) credit losses on securities, loans and REO	(2,042)	462
Non-cash portions of servicing revenue, net	552,690	(76,376)
Deferred tax provision	(41,295)	90,628
Mortgage loans originated and purchased for sale, net of fees	(12,355,460)	(11,439,065)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	13,377,980	9,856,746
Loan repayment proceeds of consolidated entities	99,676	80,822
Interest received from servicer advance investments, RMBS, loans and other	9,728	13,488
Principal repayments and sales proceeds of investments of consolidated CFEs	111,289	2,090
Loan originations and investment purchases of consolidated CFEs	(197,937)	(9,811)
Changes in:
Servicer advances receivable, net	311,515	165,425
Other assets	(291)	37,637
Accrued expenses and other liabilities	(200,120)	(223,335)
Net cash provided by (used in) operating activities	1,421,267	(1,314,546)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Investing Activities
Purchase of servicer advance investments	(186,356)	(212,656)
Purchase of government-backed and other securities	(1,390,991)	(1,891)
Proceeds from sale of government-backed and other securities	1,291	—
Purchase of Treasury securities	(24,732)	(4,733,368)
Treasury sales and Treasury securities payable	—	1,425,370
Reverse repurchase agreements entered and repurchase agreements closed	(507,863)	(1,256,872)
Reverse repurchase agreements closed and repurchase agreements entered	503,863	—
Maturity of Treasury securities	25,000	—
Purchase of SFR properties, MSRs and other assets	(156,484)	(63,877)
Origination of residential transition loans	(775,530)	(649,698)
Draws on revolving consumer loans	(6,595)	(4,113)
Net settlement of derivatives and hedges	72,352	371,827
Return of investments in Excess MSRs	12,908	10,423
Return of investments in equity method investees	2,471	—
Principal repayments from servicer advance investments	203,012	224,039
Principal repayments from government, government-backed and other securities	154,723	165,324
Principal repayments from residential mortgage loans	10,287	12,187
Principal repayments from consumer loans	111,102	153,479
Principal repayments and sales proceeds of residential transition loans	353,128	423,269
Principal repayments and sales proceeds of investments of consolidated CFEs	282,189	81,822
Settlement of sale of MSRs and MSR financing receivables	2,057	(671)
Proceeds from sale of REO	9,711	5,216
Net cash used in investing activities	(1,304,457)	(4,050,190)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Financing Activities
Repayments of secured financing agreements	(16,278,892)	(18,055,590)
Repayments of warehouse credit facilities including those related to the initial consolidation of CLOs	(16,474,309)	(10,778,294)
Repayment of unsecured senior notes	—	(275,000)
Net settlement of margin deposits under repurchase agreements and derivatives	266,206	(346,569)
Repayments of secured notes and bonds payable	(2,095,661)	(1,405,197)
Deferred financing fees	(14,750)	(8,298)
Dividends paid on common and preferred stock	(156,970)	(143,298)
Borrowings under secured financing agreements	17,282,561	22,495,882
Borrowings under warehouse credit facilities	15,470,945	12,047,306
Borrowings under secured notes and bonds payable	1,835,740	761,266
Proceeds from issuance of unsecured senior notes	—	767,103
Proceeds from issuance of debt obligations of consolidated CFEs	—	257,597
Repayments of debt obligations of consolidated CFEs	(108,223)	(87,545)
Issuance of common stock	107,412	—
Repurchase of preferred stock	(50,000)	—
Net proceeds from issuance of Class A Units of SPAC	230,000	—
Contributions from noncontrolling and redeemable noncontrolling interests	45,802	—
Distributions to noncontrolling and redeemable noncontrolling interests	(3,908)	(3,728)
Net cash provided by financing activities	55,953	5,225,635

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	172,763	(139,101)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,917,809	1,697,095
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,090,572	$1,557,994

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$454,522	$465,964
Cash paid during the period for income taxes	3,366	1,259
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	157,405	143,199
Transfer from residential mortgage loans to REO and other assets	9,245	5,917
Real estate securities retained from loan securitizations	32,839	—
Residential mortgage loans subject to repurchase	2,432,605	1,845,889
Purchase of Agency RMBS, settled after quarter-end	—	1,271,542

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital” or the “Company”) is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation formed in September 2011 as a limited liability company and commenced operations in December 2011. Rithm Capital currently operates as an internally managed real estate investment trust (“REIT”).

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and through its broader asset management capabilities, in each case that provides investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rental (“SFR”) properties, title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enable it to maximize the value of its investments by offering products and services related to the lifecycle of each mortgage loan and underlying residential property or collateral. Rithm Capital’s asset management business primarily operates through its wholly-owned subsidiaries, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates, acquired on November 17, 2023, and RCM GA Manager LLC (“RCM Manager”). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. RCM Manager manages Rithm Property Trust Inc. (“Rithm Property Trust”), a publicly traded mortgage REIT, pursuant to a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”).

As of March 31, 2025, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management.

Rithm Capital’s Origination and Servicing businesses operate through its wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients both performing and special servicing capabilities.

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), its company focused on the acquisition and management of SFR properties, (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business, and (v) Guardian Asset Management (“Guardian”), a national provider of field services and property management services. In addition to these wholly-owned subsidiaries, Rithm Capital also has operations in (i) residential property management through Adoor Property Management LLC (“APM”) and (ii) commercial real estate through its joint venture with GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, and leasing and construction support.

In the first quarter of 2025, Rithm Capital sponsored the $230.0 million initial public offering (“IPO”) of Rithm Acquisition Corp., a consolidated special purpose acquisition company (“SPAC”), formed for the purpose of entering into a business combination with one or more businesses, with a focus on businesses in the financial services, real estate and infrastructure sectors. See Note 20 for additional information.

Rithm Capital has elected and intends to qualify to be taxed as a REIT for U.S. federal income tax purposes. As such, Rithm Capital will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. See Note 2 and Note 24 for additional information regarding Rithm Capital’s taxable REIT subsidiaries (“TRSs”).

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

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s excess mortgage servicing rights (“Excess MSRs”), mortgage servicing rights (“MSRs”), MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization entities and loans. If a servicer or subservicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated.

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

Redeemable Noncontrolling Interests — The Company recognizes redeemable noncontrolling interests at their redemption amount each reporting period. Changes in the redemption amount are recognized as they occur with an adjustment to the carrying value at the end of each reporting period through additional paid-in capital in an amount equal to the difference between the carrying value of the interests (adjusted for the earnings attributable to noncontrolling interest holders) and their redemption value. The accretion of the redeemable noncontrolling interest to redemption value is recorded within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations. The Class A ordinary shares of the consolidated SPAC have redemption rights that are considered to be outside of the Company’s control, and as a result, these shares are presented as redeemable noncontrolling interests of consolidated subsidiaries on the consolidated balance sheets. Profits and losses attributable to these interests are presented as redeemable noncontrolling interests in income of consolidated subsidiaries in the consolidated statements of operations. The redeemable noncontrolling interest related to the SPAC was initially recorded at the original issue price, net of offering costs and the initial fair value of separately traded warrants.

For the complete listing of the significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, to clarify the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profit interests and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation-Stock Compensation. This ASU became effective for the Company on January 1, 2025. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. The new disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted. The Company expects the adoption of ASU 2023-09 will lead to additional income tax disclosures in its consolidated financial statements for the year ending December 31, 2025 and future annual periods.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

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

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Computershare Acquisition during the second quarter of 2024:

Total Consideration	$715,458

Assets:
Residential mortgage loans, held-for-sale	2,402
Servicer advances receivable	269,484
Mortgage servicing rights, at fair value	700,207
Cash and cash equivalents	101,993
Restricted cash	2,271
Other assets(A)	83,056
Total Assets Acquired	1,159,413

Liabilities:
Accrued expenses and other liabilities	225,944
Secured notes and bonds payable	190,596
Total Liabilities Assumed	416,540

Net Assets	742,873

Bargain Purchase Gain	$27,415
(A)Includes $16.0 million of intangible assets in the form of customer relationships. This intangible is being amortized over a finite life of 4.5 years.

Rithm Capital acquired 100% of the outstanding equity interests of Computershare and certain affiliated companies, including SLS, for cash consideration of $715.5 million. At the time of acquisition, SLS merged into Newrez. Upon completing the Computershare Acquisition, the consideration transferred for the acquired assets and assumed liabilities was determined to be less than the net assets acquired from Computershare, resulting in an economic gain (“Bargain Purchase”). Rithm Capital completed the required reassessment to validate that all assets acquired and liabilities assumed on the acquisition date had been identified and appropriately measured in accordance with ASC 805, Business Combinations. Based on the reassessment, the transaction resulted in a Bargain Purchase gain of $27.4 million, which has been included in other income (loss), net within the consolidated statements of operations for the year ended December 31, 2024. The Bargain Purchase gain was primarily driven by the change in fair value of the acquired MSRs between the signing and closing dates of the acquisition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete the assessment of fair value are related to other assets and other liabilities. The final acquisition accounting adjustments, including those resulting from conforming Computershare’s accounting policies to those of Rithm Capital’s, could differ materially.

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

Measurement Period Adjustments

The following table summarizes the provisional amounts recognized related to the Computershare Acquisition as of the acquisition date, as well as the measurement period adjustments made in the fourth quarter of 2024 to arrive at the revised preliminary allocation of the total consideration paid to acquire the assets and assume the liabilities:

	Preliminary Amounts as of the Acquisition Date	Subsequent Adjustments to Fair Value(A)	Revised Preliminary Amounts as of the Acquisition Date
Total Consideration	$708,026	$7,432	$715,458

Assets:
Residential mortgage loans, held-for-sale	2,402	—	2,402
Servicer advances receivable	275,782	(6,298)	269,484
Mortgage servicing rights, at fair value	696,462	3,745	700,207
Cash and cash equivalents	102,011	(18)	101,993
Restricted cash	2,237	34	2,271
Other assets	84,028	(972)	83,056
Total Assets Acquired	1,162,922	(3,509)	1,159,413

Liabilities:
Accrued expenses and other liabilities	236,141	(10,197)	225,944
Secured notes and bonds payable	190,596	—	190,596
Total Liabilities Assumed	426,737	(10,197)	416,540

Net Assets	736,185	6,688	742,873

Bargain Purchase Gain	$28,159	$(744)	$27,415
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three months ended March 31, 2024 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

Pro Forma	Three Months Ended March 31, 2024
Revenues	$1,377,640
Income before income taxes	400,991

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

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 18) and related interest expense, and restricted cash and redeemable noncontrolling interest related to Class A ordinary shares of our consolidated SPAC.

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

During the first quarter of 2025 and in future periods, new purchases of government and government-backed securities will be reflected within the Investment Portfolio or the Origination and Servicing segment based on the nature of the business activity and performance assessment.

The structure of the reportable segments is differentiated by the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization, as well as by the financial information used by the Company’s chief operating decision maker (“CODM”) to make decisions regarding the Company’s business, including resource allocation and performance assessment. The Company’s CODM is the Chairman, Chief Executive Officer and President.

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other investment portfolio revenues. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, or investment in, residential properties. The Asset Management segment generates revenue through management and incentive fees based primarily on the assets under management (“AUM”) and performance of funds and accounts managed by the Company.

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

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended March 31, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$570,801	$—	$—	$—	$—	$570,801
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(146,891))	(541,916)	—	—	—	—	(541,916)
Servicing revenue, net	28,885	—	—	—	—	28,885
Interest income	292,561	71,790	66,508	9,413	988	441,260
Gain on originated residential mortgage loans, held-for-sale, net	151,494	8,295	—	—	—	159,789
Other revenues	25,738	25,035	—	—	—	50,773
Asset management revenues	—	—	—	87,672	—	87,672
Total Revenues	498,678	105,120	66,508	97,085	988	768,379
Interest expense and warehouse line fees	292,948	59,636	31,701	14,089	20,680	419,054
Other segment expenses(A)	143,767	22,992	4,831	31,591	9,797	212,978
Compensation and benefits	172,702	1,162	14,391	65,330	17,882	271,467
Depreciation and amortization	7,659	7,954	1,567	7,384	4	24,568
Total Operating Expenses	617,076	91,744	52,490	118,394	48,363	928,067
Realized and unrealized gains (losses), net	208,538	3,094	2,043	(6,280)	—	207,395
Other income (loss), net	(118)	1,489	(141)	7,838	5	9,073
Total Other Income	208,420	4,583	1,902	1,558	5	216,468
Income (Loss) before Income Taxes	90,022	17,959	15,920	(19,751)	(47,370)	56,780
Income tax expense (benefit)	(56,694)	(8,512)	(1,090)	42,366	—	(23,930)
Net Income (Loss)	146,716	26,471	17,010	(62,117)	(47,370)	80,710
Noncontrolling interests in income of consolidated subsidiaries	354	728	—	4	—	1,086
Redeemable noncontrolling interests in income of consolidated subsidiaries	—	—	—	3	810	813
Net Income (Loss) Attributable to Rithm Capital Corp.	146,362	25,743	17,010	(62,124)	(48,180)	78,811
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	15,611	15,611
Dividends on preferred stock	—	—	—	—	26,677	26,677
Net Income (Loss) Attributable to Common Stockholders	$146,362	$25,743	$17,010	$(62,124)	$(90,468)	$36,523
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional services. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
March 31, 2025
Investments	$22,756,176	$3,502,073	$2,335,218	$—	$—	$28,593,467
Cash and cash equivalents	1,000,135	24,149	47,107	130,300	292,143	1,493,834
Restricted cash	174,176	52,068	34,673	19,971	230,810	511,698
Other assets	6,166,441	2,271,563	204,183	977,086	4,938	9,624,211
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,718,096	990,168	1,264,537	—	4,972,801
Total Assets	$30,126,396	$8,567,949	$3,667,080	$2,440,527	$527,891	$45,329,843
Debt	$20,352,469	$4,252,015	$1,934,141	$451,192	$1,034,959	$28,024,776
Other liabilities	4,248,496	419,235	26,469	(12,881)	251,701	4,933,020
Liabilities of consolidated CFEs(A)	—	2,310,483	860,843	1,059,467	—	4,230,793
Total Liabilities	24,600,965	6,981,733	2,821,453	1,497,778	1,286,660	37,188,589
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	25,604	230,810	256,414
Total Stockholders’ Equity	5,525,431	1,586,216	845,627	917,145	(989,579)	7,884,840
Noncontrolling interests in equity of consolidated subsidiaries	9,100	58,688	—	40,928	—	108,716
Stockholders’ Equity in Rithm Capital Corp.	$5,516,331	$1,527,528	$845,627	$876,217	$(989,579)	$7,776,124
Investments in Equity Method Investees	$25,179	$294,756	$14,407	$205,573	$—	$539,915

December 31, 2024
Total Assets	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of CFEs. These assets can only be used to settle obligations and liabilities of such VIEs for which creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended March 31, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$469,891	$—	$—	$—	$—	$469,891
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(116,839))	84,175	—	—	—	—	84,175
Servicing revenue, net	554,066	—	—	—	—	554,066
Interest income	275,205	89,959	64,720	4,909	2	434,795
Gain (loss) on originated residential mortgage loans, held-for-sale, net	145,869	(3,411)	—	—	—	142,458
Other revenues	32,379	25,969	—	—	—	58,348
Asset management revenues	—	—	—	70,951	—	70,951
Total Revenues	1,007,519	112,517	64,720	75,860	2	1,260,618
Interest expense and warehouse line fees	288,856	70,392	32,414	7,621	10,544	409,827
Other segment expenses(A)	114,506	21,541	3,187	23,922	9,944	173,100
Compensation and benefits	157,981	568	11,303	63,112	2,814	235,778
Depreciation and amortization	14,630	7,742	1,567	8,013	—	31,952
Total Operating Expenses	575,973	100,243	48,471	102,668	23,302	850,657
Realized and unrealized gains (losses), net	(65,257)	2,687	24,566	(6,842)	—	(44,846)
Other income, net	25	11,479	274	3,969	37	15,784
Total Other Income (Loss)	(65,232)	14,166	24,840	(2,873)	37	(29,062)
Income (Loss) before Income Taxes	366,314	26,440	41,089	(29,681)	(23,263)	380,899
Income tax expense (benefit)	96,201	1,248	(333)	(3,704)	—	93,412
Net Income (Loss)	270,113	25,192	41,422	(25,977)	(23,263)	287,487
Noncontrolling interests in income of consolidated subsidiaries	55	2,037	—	1,360	—	3,452
Net Income (Loss) Attributable to Rithm Capital Corp.	270,058	23,155	41,422	(27,337)	(23,263)	284,035
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net Income (Loss) Attributable to Common Stockholders	$270,058	$23,155	$41,422	$(27,337)	$(45,658)	$261,640
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional services. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2024	$10,321,671
Originations(A)	348,988
Sales	664
Change in Fair Value Due To:
Realization of cash flows(B)	(148,042)
Change in valuation inputs and assumptions	(390,240)
Balance at March 31, 2025	$10,133,041
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $29.8 million of MSRs capitalized through co-issue with third-parties.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended March 31,
	2025	2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$526,810	$430,114
Ancillary and other fees	43,991	39,777
Servicing fee revenue, net and fees	570,801	469,891
Change in Fair Value Due To:
Realization of cash flows(A)	(146,891)	(116,839)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	(395,025)	201,014
Servicing Revenue, Net	$28,885	$554,066
(A)Net of $1.2 million of realization of cash flows related to excess spread financing for the three months ended March 31, 2025. There was no excess spread financing during the three months ended March 31, 2024 (Note 12).
(B)Net of $(4.8) million of change in valuation inputs and assumptions related to excess spread financing for the three months ended March 31, 2025. There was no excess spread financing during the three months ended March 31, 2024 (Note 12).

The following table summarizes MSRs and MSR financing receivables by type as of March 31, 2025 and December 31, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
March 31, 2025
GSE	$382,089,209	6.4	$6,195,239
Non-Agency	69,089,498	5.4	830,163
Ginnie Mae(C)	139,936,290	6.3	3,107,639
Total / Weighted Average	$591,114,997	6.3	$10,133,041
December 31, 2024
GSE	$383,014,320	6.5	$6,413,199
Non-Agency	70,022,636	5.4	836,408
Ginnie Mae(C)	137,177,395	6.4	3,072,064
Total / Weighted Average	$590,214,351	6.4	$10,321,671
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of March 31, 2025 and December 31, 2024, weighted average discount rates of 8.9% (range of 8.8% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.
(C)As of March 31, 2025 and December 31, 2024, Rithm Capital had approximately $2.4 billion and $2.7 billion, respectively, in residential mortgage loans subject to repurchase and the related residential mortgage loans repurchase liability on its consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae MBS and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of March 31, 2025, Rithm Capital reflected approximately $2.4 billion in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of March 31, 2025, Rithm Capital holds approximately $0.5 billion of such repurchased loans presented within residential mortgage loans, held-for-sale on its consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital, Onity’s remaining interests in MSRs relating to loans with an aggregate unpaid principal balance (“UPB”) of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion, of which approximately $10.2 billion UPB, as of March 31, 2025, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are recorded as MSR financing receivables, at fair value.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2025	December 31, 2024
California	16.4%	16.5%
Florida	8.2%	8.2%
Texas	6.6%	6.6%
New York	5.7%	5.7%
Washington	5.2%	5.2%
New Jersey	4.1%	4.1%
Virginia	3.7%	3.7%
Maryland	3.4%	3.4%
Illinois	3.3%	3.3%
Georgia	3.1%	3.1%
Other U.S.	40.3%	40.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of March 31, 2025 and December 31, 2024 was $244.2 billion and $242.9 billion, respectively. Rithm Capital earned servicing revenue of $76.0 million and $38.1 million for the three months ended March 31, 2025 and 2024, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented as part of general and administrative in the consolidated statements of operations. As of March 31, 2025, PHH and Valon Mortgage, Inc. subserviced 6.0% and 3.9% of owned MSRs, respectively, with the remaining 90.1% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 25). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	March 31, 2025	December 31, 2024
Principal and interest advances	$588,004	$640,723
Escrow advances (taxes and insurance advances)	1,503,455	1,733,426
Foreclosure advances	924,809	950,092
Gross advance balance(A)(B)(C)	3,016,268	3,324,241
Reserves, impairment, unamortized discount, net of recovery accruals	(141,753)	(125,320)
Total Servicer Advances Receivable	$2,874,515	$3,198,921
(A)Includes $575.3 million and $673.7 million of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $465.2 million and $529.3 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $128.8 million, or 4.3%, and $121.4 million, or 3.7%, for expected non-recovery of advances as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2024	$121,396
Provision	12,877
Write-offs	(5,482)
Balance at March 31, 2025	$128,791

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and U.S. Treasury (“Treasury”) securities. The following tables summarize Agency and Treasury securities by designation:

	March 31, 2025								December 31, 2024
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$68,354	$—	$—	$60,630	1	3.5%	3.5%	11.2	$60,135
Securities Measured at Fair Value through Net Income (“FVO”):
Agency(C)	7,827,454	61,666	(10,200)	7,691,274	23	5.1%	5.1%	7.9	6,390,508
Treasury(C)	3,250,000	14,648	—	3,272,031	3	4.5%	4.5%	1.4	3,260,703
Total / Weighted Average	$11,145,808	$76,314	$(10,200)	$11,023,935	27	4.9%	4.9%	6.0	$9,711,346
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of March 31, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities, held-to-maturity (“HTM”):

	March 31, 2025							December 31, 2024
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)	Amortized Cost / Carrying Value
Treasury Securities Designated as HTM:
Treasury	$25,000	$24,766	$24,767	$1	1	4.2%	0.2	$24,770

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended March 31,
	2025		2024
	Treasury	Agency	Treasury(A)	Agency
Purchases:
Face	$25,000	$1,355,800	$4,800,000	$1,287,034
Purchase price	24,732	1,326,895	4,773,892	1,255,894

Sales:
Face	$—	$1,274	$—	$—
Amortized cost	—	1,349	—	—
Sale price	—	1,291	—	—
Gain (loss) on sale	—	(58)	—	—
(A)Excludes Treasury short sales. Refer to Note 17 for information regarding short sales.

As of March 31, 2025, Rithm Capital had no unsettled government and government-backed securities trades.

See Note 18 regarding the financing of government and government-backed securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

7. RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. Substantially all of the residential mortgage loan portfolio is serviced by Newrez.

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2025, Rithm Capital accounts for loans based on the following categories:

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

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,866,929	$2,703,112	7,503	5.8%	25.6	$2,791,027
Residential mortgage loans, HFI, at fair value	384,304	354,003	7,220	8.0%	4.7	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	54,503	49,558	1,629	7.0%	4.3	51,011
Acquired non-performing loans(D)	18,138	14,690	219	9.4%	4.0	15,659
Total Residential Mortgage Loans, HFS	$72,641	$64,248	1,848	7.6%	4.2	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	339,705	328,564	1,582	5.8%	22.2	408,421
Acquired non-performing loans(D)(E)	285,134	263,040	1,302	5.0%	27.5	270,879
Originated loans	2,422,958	2,500,498	8,556	6.8%	28.6	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$3,047,797	$3,092,102	11,440	6.5%	27.8	$4,307,571
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
(D)As of March 31, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $226.3 million and $273.8 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of March 31, 2025.

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	March 31, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,149,818	$3,186,176	$36,358	$4,377,435	$4,400,113	$22,678
90+	354,924	324,177	(30,747)	369,118	336,018	(33,100)
Total	$3,504,742	$3,510,353	$5,611	$4,746,553	$4,736,131	$(10,422)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2024	$361,890	$66,670	$4,307,571	$4,736,131
Originations	—	—	11,879,050	11,879,050
Sales	—	—	(13,558,301)	(13,558,301)
Purchases/additional fundings	—	—	476,410	476,410
Proceeds from repayments	(10,287)	(2,223)	(24,210)	(36,720)
Transfer of loans from (to) other assets(A)	—	(579)	10,982	10,403
Transfer of loans to REO	(846)	(128)	(184)	(1,158)
Valuation (provision) reversal on loans	—	508	—	508
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	(1,353)	—	(4,593)	(5,946)
Other factors	4,599	—	5,377	9,976
Balance at March 31, 2025	$354,003	$64,248	$3,092,102	$3,510,353
(A)Includes receivable modifications resulting in transfers between other assets and residential mortgage loans.

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

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended March 31,
	2025	2024
Gain (loss) on residential mortgage loans originated and sold, net(A)	$(159,650)	$(124,113)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	12,789	(15,524)
MSRs retained on transfer of residential mortgage loans(C)	319,148	215,939
Other(D)	21,982	6,493
Realized gain on sale of originated residential mortgage loans, net	194,269	82,795
Change in fair value of residential mortgage loans	12,599	14,268
Change in fair value of interest rate lock commitments (Note 17)	23,093	7,485
Change in fair value of derivative instruments (Note 17)	(70,172)	37,910
Gain on Originated Residential Mortgage Loans, HFS, Net	$159,789	$142,458
(A)Includes residential mortgage loan origination fees of $197.6 million and $177.7 million in the three months ended March 31, 2025 and 2024, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $15.4 million and no gain or loss for the three months ended March 31, 2025 and 2024, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (ii) consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) initially in a co-investment with an unaffiliated entity. On June 28, 2024, Rithm Capital acquired the remaining 46.5% interest in the SpringCastle loans from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital holds a 100% interest in the SpringCastle loans.

The Marcus portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle portfolio includes personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems and Services Technologies, Inc., and the SpringCastle loans are serviced by OneMain Holdings Inc.

The following table summarizes characteristics of the consumer loan portfolio classified as HFI and measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
March 31, 2025
SpringCastle	$192,644	$201,468	18.0%	3.7
Marcus	470,473	352,700	11.1%	0.8
Total Consumer Loans	$663,117	$554,168	13.1%	1.6
December 31, 2024
SpringCastle	$208,306	$219,308	18.1%	3.8
Marcus	559,317	446,257	11.0%	1.0
Total Consumer Loans	$767,623	$665,565	12.9%	1.8

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	March 31, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$188,399	$197,088	$8,689	$203,923	$214,746	$10,823
90+	4,245	4,380	135	4,383	4,562	179
Total SpringCastle	192,644	201,468	8,824	208,306	219,308	11,002

Marcus:
Current	$337,889	$338,903	1,014	$438,712	$438,712	$—
90+	132,584	13,797	(118,787)	120,605	7,545	(113,060)
Total Marcus	470,473	352,700	(117,773)	559,317	446,257	(113,060)

	$663,117	$554,168	$(108,949)	$767,623	$665,565	$(102,058)
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2024	$665,565
Additional fundings(A)	6,595
Proceeds from repayments	(111,102)
Accretion of loan discount and premium amortization, net	5,923
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	(2,003)
Other factors	(10,810)
Balance at March 31, 2025	$554,168
(A)Represents draws on consumer loans with revolving privileges.

9. SINGLE-FAMILY RENTAL PROPERTIES

Rithm Capital invests in its SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents.

SFR properties HFI are carried at cost less accumulated depreciation and impairment. SFR properties HFS are managed for near term sale and disposition and are measured at the lower of carrying value or fair value less estimated cost to sell. SFR properties HFI and HFS are presented within single-family rental properties on the consolidated balance sheets.

The following table summarizes the net carrying value of investments in SFR properties:

	March 31, 2025	December 31, 2024
Land	$189,549	$191,992
Building	758,198	767,966
Capital improvements	152,761	150,811
Total gross investment in SFR properties	1,100,508	1,110,769
Accumulated depreciation	(88,522)	(82,474)
Investment in SFR Properties, Net	$1,011,986	$1,028,295

Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $7.4 million and $7.7 million, respectively. Depreciation expense is included in general and administrative in the consolidated statements of operations.

As of March 31, 2025 and December 31, 2024, the carrying amount of the SFR properties includes capitalized acquisition costs of $7.1 million and $7.0 million, respectively.

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	$989,002	$39,293	$1,028,295
Acquisitions and capital improvements	3,237	—	3,237
Transfers to (from) HFS/HFI	10,864	(10,864)	—
Dispositions	—	(12,136)	(12,136)
Depreciation expense	(7,410)	—	(7,410)
Balance at March 31, 2025	$995,693	$16,293	$1,011,986

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes rental revenue and other variable revenue included in other revenues and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended March 31,
	2025	2024
Rental revenue	$19,402	$18,949
Other variable revenue	2,330	593
Total Revenue	$21,732	$19,542

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

2026	$37,664
2027 and thereafter	12,385
Total	$50,049

The following table summarizes the activity for the period of the SFR portfolio by properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	3,891	158	4,049
Acquisition of SFR properties	—	—	—
Transfer to (from) HFS/HFI	45	(45)	—
Disposition of SFR properties	—	(42)	(42)
Balance at March 31, 2025	3,936	71	4,007

See Note 18 regarding the financing of SFR properties.

10. RESIDENTIAL TRANSITION LOANS

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes residential transition loans, at fair value and residential transition loans held by consolidated CFEs by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
March 31, 2025
Construction	$1,003,657	$417,895	$1,421,552	43.4%	477	32.1%	11.4%	19.8	72.0% / 62.0%
Bridge	1,063,102	382,927	1,446,029	44.2%	570	38.5%	10.0%	23.6	66.6%
Renovation	268,459	137,710	406,169	12.4%	437	29.4%	10.3%	14.8	83.4% / 68.4%
	$2,335,218	$938,532	$3,273,750	100.0%	1,484	100.0%	10.6%	20.4	N/A

December 31, 2024
Construction	$935,142	$492,071	$1,427,213	45.4%	490	31.9%	11.4%	20.0	72.7% / 62.2%
Bridge	972,443	363,946	1,336,389	42.6%	600	39.1%	10.0%	23.9	66.6%
Renovation	270,490	106,175	376,665	12.0%	445	29.0%	10.5%	12.8	82.8% / 68.2%
	$2,178,075	$962,192	$3,140,267	100.0%	1,535	100.0%	10.7%	20.4	N/A
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2024	$2,178,075
Initial loan advances	526,672
Construction holdbacks and draws	248,857
Repayments and sales	(353,127)
Purchased loans discount (premium) amortization	27
Transfer of loans to REO	(1,206)
Transfers to assets of consolidated CFEs	(263,356)
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	(8,561)
Other factors	7,837
Balance at March 31, 2025	$2,335,218

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	March 31, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,276,488	$2,287,856	$11,368	$2,117,479	$2,128,802	$11,323
90+	54,300	47,362	(6,938)	55,234	49,273	(5,961)
Total	$2,330,788	$2,335,218	$4,430	$2,172,713	$2,178,075	$5,362

See Note 18 regarding the financing of residential transition loans.

11. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash consists of cash collateral pledges related to secured financing and securitizations and cash proceeds held in a trust account from the IPO of the SPAC that can only be used for purposes of completing an initial business combination or redemption of the SPAC’s Class A ordinary shares as set forth in the SPAC trust agreement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on Rithm Capital’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,493,834	$1,458,743
Restricted cash	511,698	308,443
Restricted cash of consolidated CFEs(A)	85,040	150,623
Total Cash and Cash Equivalents and Restricted Cash	$2,090,572	$1,917,809
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances by reporting segment including corporate category:

	March 31, 2025	December 31, 2024
Investment Portfolio(A)	$67,052	$66,419
Origination and Servicing	174,176	207,724
Residential Transitional Lending(A)	43,312	40,727
Asset Management(A)	81,388	144,196
Corporate Category(B)	230,810	—
Total Restricted Cash	$596,738	$459,066
(A)Includes restricted cash related to consolidated CFEs presented within investments, at fair value and other assets on the consolidated balance sheets.
(B)Restricted cash in the corporate category relates to the cash held in a trust account related to the Company’s consolidated SPAC.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
CLOs, at fair value	$266,612	$242,227	Accounts payable	$127,400	$133,037
Derivative and hedging assets (Note 17)	40,553	75,147	Accrued compensation and benefits	114,192	322,957
Due from related parties	30,733	35,198	Net deferred tax liability	744,778	786,141
Equity investments(A)	646,256	502,610	Derivative liabilities (Note 17)	60,756	52,610
Excess MSRs, at fair value (Note 13)	354,923	369,162	Escheat payable	181,647	187,830
Goodwill (Note 15)	133,832	133,832	Excess spread financing, at fair value	104,721	101,088
Income and fees receivable	64,464	208,672	Interest payable	225,463	260,931
Intangible assets (Note 15)	318,893	331,949	Lease liability (Note 16)	167,121	160,437
Loans receivable, at fair value(B)	17,717	31,580	Notes receivable financing(E), at fair value	373,508	371,788
Margin receivable, net(C)	114,843	414,404	Unearned income and fees	15,329	17,280
Non-Agency securities, at fair value	639,458	552,797	Other liabilities	228,095	236,672
Notes receivable, at fair value(D)	434,124	393,786		$2,343,010	$2,630,771
Operating lease ROU assets (Note 16)	109,264	99,224
Other receivables	194,369	178,651
Prepaid expenses	64,323	59,198
Principal and interest receivable	171,078	181,271
Property and equipment	70,689	70,495
REO	24,181	27,898
Servicer advance investments, at fair value (Note 14)	321,531	339,646
Servicing fee receivables	154,828	106,228
Warrants, at fair value	10,174	9,316
Other assets	268,078	200,124
	$4,450,923	$4,563,415
(A)Represents equity investments in (i) certain real estate redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by Sculptor, (iv) credit risk transfer entity that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election with changes in fair value presented in other income (loss) in the consolidated statements of operations), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 20), (vii) APM, and (viii) an energy fund managed by Rithm.
(B)Represents a loan made pursuant to a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Company’s former external manager, FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. The loans are measured at fair value under the FVO election.
(C)Represents collateral posted as a result of changes in fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(D)Represents notes receivable secured by commercial properties. The notes are measured at fair value under the FVO election.
(E)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million, subject to a repo financing of $323.5 million, from a third party to a nonconsolidated joint venture for cash consideration of $48.0 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the FVO and is included in accrued expenses and other liabilities in the consolidated balance sheets. The amount presented within notes receivable financing is comprised of the repo financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in other assets in the consolidated balance sheets, at fair value.

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

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2024	$27,898
Purchases	2,152
Property received in satisfaction of loan	(1,145)
Sales(A)	(4,996)
Valuation reversal	272
Balance at March 31, 2025	$24,181
(A)Recognized when control of the property has transferred to the buyer.

As of March 31, 2025, Rithm Capital had residential mortgage loans and residential transition loans that were in the process of foreclosure with UPBs of $40.7 million and $20.9 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2024	$393,786	$31,580	$425,366
Fundings(A)	37,913	—	37,913
Payment in kind	981	1,137	2,118
Proceeds from repayments	—	(15,000)	(15,000)
Fair Value Adjustments Due To:
Other factors(B)	1,444	—	1,444
Balance at March 31, 2025	$434,124	$17,717	$451,841
(A)Rithm Capital acquired one additional note receivable during 2025 collateralized by commercial real estate.
(B)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	March 31, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$543,887	$451,841	$(92,046)	$518,856	$425,366	$(93,490)
90+	—	—	—	—	—	—
Total	$543,887	$451,841	$(92,046)	$518,856	$425,366	$(93,490)
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

Investments in Excess MSRs

The following table presents activity related to the consolidated investments in Excess MSRs measured at fair value:

Balance at December 31, 2024	$369,162
Interest income	4,190
Proceeds from repayments	(17,514)
Change in fair value	(915)
Balance at March 31, 2025	$354,923

The following summarizes Rithm Capital’s direct investments in Excess MSRs:

	March 31, 2025						December 31, 2024
	UPB of Underlying Mortgages	Interest in Excess MSR		Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
		Rithm Capital(C)(D)	Mr. Cooper
Total	$52,144,523	65.0% – 80.0% (69.9%)	20.0% – 35.0% (30.9%)	5.9	$308,638	$354,923	$369,162
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the base fee component of the related MSR as of March 31, 2025 and December 31, 2024 (Note 14) on $13.0 billion and $13.3 billion UPB, respectively, underlying these Excess MSRs.

Changes in fair value of Excess MSRs investments consist of the following:

	Three Months Ended March 31,
	2025	2024
Original and Recaptured Pools	$(915)	$(1,867)

As of March 31, 2025 and December 31, 2024, weighted average discount rates of 8.4% and 8.4% respectively were used to value Rithm Capital’s investments in Excess MSRs.

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

Rithm Capital owns its interest in servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. As of March 31, 2025, the noncontrolling third-party co-investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.8 million and $600.6 million of capital distributed to the third-party co-investor and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The following table summarizes servicer advance investments, including the right to the base fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
March 31, 2025
Servicer advance investments	$311,049	$321,531	6.5%	6.8%	8.1
December 31, 2024
Servicer advance investments	$327,471	$339,646	6.5%	6.9%	7.6
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
March 31, 2025
Servicer advance investments(D)	$12,955,658	$283,068	2.2%	$246,438	84.4%	82.5%	6.2%	5.8%
December 31, 2024
Servicer advance investments(D)	$13,316,828	$298,945	2.2%	$258,183	85.0%	82.9%	6.3%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	March 31, 2025	December 31, 2024
Principal and interest advances	$46,378	$51,135
Escrow advances (taxes and insurance advances)	130,494	137,072
Foreclosure advances	106,196	110,738
Total	$283,068	$298,945

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

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2024	29,468	55,731	48,633	133,832
Impairment loss	—	—	—	—
Balance at March 31, 2025	$29,468	$55,731	$48,633	$133,832

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	March 31, 2025	December 31, 2024
Gross Intangible Assets:
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	109,539	105,567
Trademarks / Trade names(A)	1 to 5	10,259	10,259
Licenses	Indefinite	21,365	21,365
		495,916	491,944
Accumulated Amortization:
Management contracts		37,716	30,940
Customer relationships		32,318	25,773
Purchased technology		100,671	97,259
Trademarks / Trade names		6,318	6,023
		177,023	159,995
Intangible Assets, Net:
Management contracts		237,284	244,060
Customer relationships		47,435	53,980
Purchased technology		8,868	8,308
Trademarks / Trade names(A)		3,941	4,236
Licenses		21,365	21,365
		$318,893	$331,949
(A)Includes indefinite-lived intangible assets of $1.9 million as of March 31, 2025 and December 31, 2024.

The Company did not record any impairment loss on its intangible assets for the three months ended March 31, 2025 and 2024.

The following table summarizes the amortization expense recorded by the Company related to its intangible assets. Amortization expense related to intangible assets is included in general and administrative in the consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024
Amortization expense	$13,056	$18,953

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the expected future amortization expense for intangible assets as of March 31, 2025:

Year Ending	Amortization Expense
2026	$36,244
2027	41,073
2028	36,888
2029	36,317
2030	35,898
2031 and thereafter	109,232
$295,652

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has leases on office space expiring through 2035. Rent expense, net of sublease income for the three months ended March 31, 2025 and 2024 totaled $7.3 million and $11.9 million, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of March 31, 2025, the Company has pledged collateral related to its lease obligations of $7.3 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
April 1 through December 31, 2025	$34,175	$—	$34,175
2026	39,349	228	39,577
2027	40,471	228	40,699
2028	29,942	—	29,942
2029	28,162	—	28,162
2030 and thereafter	25,225	—	25,225
Total remaining undiscounted lease payments	197,324	456	197,780
Less: imputed interest	30,616	43	30,659
Total Remaining Discounted Lease Payments	$166,708	$413	$167,121

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $32.7 million due in the future periods.

Other information related to leases is summarized below:

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years):
Operating leases	5.3	5.1
Finance leases	2.3	2.5

Weighted Average Discount Rate:
Operating leases	6.7%	6.5%
Finance leases	7.9%	7.9%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Three Months Ended March 31,
Supplemental Information	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$11,386	$11,411
Operating cash flows - finance leases	3	4
Finance cash flows - finance leases	225	224
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$14,146	$126

See Note 9 for further information on leases of SFR properties.

17. DERIVATIVES AND HEDGING

Rithm Capital enters into economic hedges including interest rate swaps, to-be-announced forward contract positions (“TBAs”), and futures to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

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

As of March 31, 2025, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Derivatives and economic hedges are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	March 31, 2025	December 31, 2024
Derivative and Hedging Assets:
Interest rate swaps and futures(A)	$2	$6
IRLCs	37,923	21,496
TBAs	2,628	50,809
Foreign exchange forwards	—	2,836
	$40,553	$75,147
Derivative and Hedging Liabilities:
IRLCs	$3,536	$10,202
TBAs	29,574	15,628
Treasury short sales(B)	—	1,245
Other commitments(C)	25,521	25,521
Stock options	7	14
Foreign exchange forwards	2,118	—
	$60,756	$52,610
(A)Net of $41.8 million and $42.0 million of related variation margin accounts as of as of March 31, 2025 and December 31, 2024, respectively.
(B)As of December 31, 2024, the carrying value represents the net of repurchase agreements and $503.9 million of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities.
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

The following table summarizes notional amounts related to derivatives and hedging:

	March 31, 2025	December 31, 2024
Interest rate swaps(A)	$9,074,000	$8,995,000
Interest rate futures(B)	1,135,000	—
IRLCs	4,343,640	3,413,043
TBAs(C)	16,258,921	17,402,824
Other commitments	25,521	25,057
Foreign exchange forwards	61,550	17,300
(A)Includes $3.1 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 66 months and 29 months, respectively, as of March 31, 2025. Includes $3.1 billion notional of receive SOFR/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 71 months and 32 months, respectively, as of December 31, 2024.
(B)Represents a $1.1 billion notional Eris SOFR swap future with maturity of 63 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps.
(C)Represents the notional amount of Agency RMBS classified as derivatives.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	$23,093	$7,485
TBAs	(70,172)	37,910
	(47,079)	45,395
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	(12,462)	29,161
Interest rate futures	5,981	—
TBAs	100,582	1,523
Treasury short sales	(103)	28,345
Other commitments	—	(17,097)
Stock options	39	—
Foreign exchange forwards	(1,387)	—
	92,650	41,932

Total Gain	$45,571	$87,327
(A)Represents unrealized gain (loss).
(B)Excludes $12.8 million gain and $15.5 million loss for the three months ended March 31, 2025 and 2024, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes and bonds payable and also includes notes payable of consolidated CFEs:

	March 31, 2025									December 31, 2024
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$3,098,561	$3,098,561	Apr-25 to Mar-28	5.9%	0.8	$3,453,730	$3,523,244	$3,482,020	24.9	$4,235,333
Warehouse credit facilities - residential transition loans(E)	1,734,141	1,734,141	Aug-25 to Mar-28	6.8%	2.2	1,982,233	1,987,065	1,987,065	1.1	1,547,307
Government and government-backed securities(F)	10,762,429	10,762,429	Apr-25 to Mar-26	4.7%	0.3	11,145,808	10,965,384	11,129,841	6.0	9,782,976
Non-Agency securities(D)	768,673	768,673	Feb-30	6.3%	0.6	15,303,080	1,087,771	1,153,601	5.1	744,457
Excess MSRs(E)	223,241	222,565	Sep-26	6.7%	1.4	52,144,523	291,133	334,201	6.0	222,452
CLOs(E)	196,721	195,366	Jan-30 to Jan-38	5.2%	9.0	197,775	N/A	197,246	9.0	170,990
SFR properties and commercial(E)	9,499	9,499	Dec-26	7.8%	1.7	N/A	16,293	16,293	N/A	78,952
Total secured financing agreements	16,793,265	16,791,234		5.3%	0.7					16,782,467
Secured Notes and Bonds Payable:
MSRs(G)	5,789,600	5,771,848	Jun-25 to Nov-31	6.6%	2.1	564,749,600	7,884,106	9,839,199	6.2	5,838,250
Servicer advance investments(H)	246,438	246,438	Mar-26	6.2%	0.9	283,068	311,049	321,531	8.1	258,183
Servicer advances(H)	2,456,759	2,456,165	Sep-25 to Dec-26	6.8%	0.9	2,849,773	2,823,306	2,823,306	0.7	2,629,802
Consumer loans(I)	485,171	460,391	Jun-28 to Sep-37	4.9%	3.4	663,117	650,956	554,168	1.6	564,791
SFR properties(J)	819,737	797,886	Feb-27 to Mar-28	4.3%	2.3	N/A	995,693	995,693	N/A	716,649
Residential transition loans(K)	200,000	200,000	Jul-26	5.8%	1.3	224,882	224,882	226,169	0.5	200,000
Secured facility - asset management(M)	75,000	72,784	Nov-25	8.8%	0.6	N/A	N/A	N/A	N/A	71,971
Other investments(E)	10,030	10,030	Feb-30	6.4%	4.9	N/A	N/A	14,046	N/A	—
CLOs(E)	10,435	10,406	Jul-30	6.0%	5.3	13,185	N/A	12,220	5.3	18,429
Total secured notes and bonds payable	10,093,170	10,025,948		6.4%	1.8					10,298,075
Notes Payable of Consolidated CFEs:
Consolidated funds(L)	960,250	955,470	May-28 to Jan-38	5.9%	10.5	1,074,450	N/A	1,105,163	5.1	959,958
Residential mortgage loans	2,448,457	2,295,166	Mar-41 to May-53	4.4%	25.6	2,866,929	N/A	2,703,112	25.6	2,369,934
Residential transition loans	861,949	859,760	Mar-39 to Sep-39	6.3%	14.2	914,757	N/A	938,532	0.9	859,023
Total notes payable of consolidated CFEs	4,270,656	4,110,396		5.1%	19.9					4,188,915
Total / Weighted Average	$31,157,091	$30,927,578		5.6%	3.7					$31,269,457
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $184.3 million and $239.4 million as of March 31, 2025 and December 31, 2024, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(G)Includes $3.7 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.0%; and $2.1 billion of MSR notes with fixed interest rates ranging 3.0% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(H)Includes $1.7 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.6% to 3.0%; and $1.0 billion of debt with fixed interest rates ranging 3.9% to 5.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(I)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $137.0 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $295.1 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4%.
(J)Includes $819.7 million of fixed rate notes which bear interest ranging from 3.5% to 6.2%.
(K)Fixed rate note which bears interest of 5.8%.
(L)Includes notes payable of collateralized loan obligations (“CLOs”) and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $32.0 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.
(M)Fixed rate note which bears interest of 8.8%.

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

As of March 31, 2025, Rithm Capital has margin exposure on $16.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	Residential Transition Loans	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2024	$3,110,437	$5,838,250	$10,527,433	$6,605,267	$564,791	$795,601	$2,606,330	$1,221,348	$31,269,457
Secured Financing Agreements:
Borrowings	—	—	17,282,561	14,370,625	—	—	1,081,074	19,246	32,753,506
Repayments	—	—	(16,278,892)	(15,507,397)	—	(69,453)	(894,240)	(3,219)	(32,753,201)
Foreign exchange ("FX") remeasurement	—	—	—	—	—	—	—	8,455	8,455
Capitalized deferred financing costs, net of amortization	113	—	—	—	—	—	—	(105)	8
Secured Notes and Bonds Payable:
Borrowings	815,727	928,504	10,030	—	—	79,119	—	2,360	1,835,740
Repayments	(1,001,150)	(984,742)	—	—	(99,863)	—	—	(9,906)	(2,095,661)
FX remeasurement	—	—	—	—	—	—	—	(26)	(26)
Unrealized (gain) loss on notes, fair value	—	—	—	—	(4,833)	—	—	—	(4,833)
Capitalized deferred financing costs, net of amortization	41	(10,164)	—	—	296	2,118	—	361	(7,348)
Notes Payable of Consolidated CFEs:
Repayments	—	—	—	(92,417)	—	—	—	—	(92,417)
Unrealized (gain) loss on notes, fair value	—	—	—	17,649	—	—	171	(4,488)	13,332
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	566	—	566
Balance at March 31, 2025	$2,925,168	$5,771,848	$11,541,132	$5,393,727	$460,391	$807,385	$2,793,901	$1,234,026	$30,927,578
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of March 31, 2025, are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2025	$1,123,951	$16,318,281	$17,442,232
2026	2,332,961	3,343,325	5,676,286
2027	666,970	307,000	973,970
2028	857,162	377,869	1,235,031
2029	70,000	1,025,000	1,095,000
2030 and thereafter	5,784,572	—	5,784,572
	$10,835,616	$21,371,475	$32,207,091
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.7 billion, $3.8 billion, $0.3 billion, and $3.3 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $16.7 billion, $5.3 billion, $1.1 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of March 31, 2025:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, residential transition loans, SFR and commercial notes receivable	$7,107,051	$2,149,735	$4,957,316
Loan originations	5,877,000	2,692,466	3,184,534
CLOs	424,435	196,721	227,714
Excess MSRs	350,000	223,241	126,759

Secured Notes and Bonds Payable:
MSRs	7,286,652	5,789,600	1,497,052
Servicer advances	4,240,000	2,703,197	1,536,803
SFR	200,000	169,279	30,721

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$25,537,638	$13,924,239	$11,613,399
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of March 31, 2025.

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

Proceeds from the issuance of the 2029 Senior Notes were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, for the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $16.0 million and $2.1 million, respectively. As of March 31, 2025 and December 31, 2024, the unamortized discount and debt issuance cost was approximately $14.1 million and $14.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2025, the Company was in compliance with all covenants.

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

The notes became redeemable at any time and from time to time, on or after October 15, 2022. The Company may redeem the notes at a fixed redemption price of 100.000% after October 14, 2024 plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

sheets. In connection with the 2025 Senior Notes, for the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $4.2 million and $8.0 million, respectively. As of March 31, 2025 and December 31, 2024, the unamortized debt issuance costs was approximately $1.0 million and $1.4 million, respectively.

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

The 2025 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets, as defined in the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its assets to another person, in each case subject to certain qualifications set forth in the 2025 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2025, the Company was in compliance with all covenants.

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

Tax Receivable Agreement

At the time of its IPO in 2007, Sculptor entered into a tax receivable agreement (“TRA”) with the former holders of units in Sculptor’s operating partnerships (the “TRA Holders”). The TRA provides for the payment by Sculptor to the TRA Holders of a portion of the cash savings in U.S. federal, state and local income tax that Sculptor realizes as a result of certain tax benefits attributable to taxable acquisitions by Sculptor (and certain affiliates and successors) of Sculptor operating partnership units.

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

The estimated undiscounted future payment under the TRA was $252.4 million as of March 31, 2025. The carrying value of the TRA liability measured at amortized cost was $172.6 million and $170.4 million as of March 31, 2025 and December 31, 2024, respectively, with interest expense recognized under the effective interest method. The TRA liability is recorded in unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of March 31, 2025, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Year Ending	Potential Payments Under TRA
April 1 through December 31, 2025	$16,493
2026	17,215
2027	17,506
2028	16,176
2029	16,173
2030 and thereafter	168,819
$252,382

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of March 31, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets:
Excess MSRs(A)	$52,144,523	$354,923	$—	$—	$354,923	$—	$354,923
MSRs and MSR financing receivables(A)	591,114,997	10,133,041	—	—	10,133,041	—	10,133,041
Servicer advance investments	283,068	321,531	—	—	321,531	—	321,531
Government and government-backed securities(B)	11,170,808	11,048,701	3,296,798	7,751,904	—	—	11,048,702
Non-Agency securities	8,913,777	639,458	—	—	639,458	—	639,458
Residential mortgage loans, HFS	72,641	64,248	—	—	64,248	—	64,248
Residential mortgage loans, HFS, at fair value	3,047,797	3,092,102	—	3,065,669	26,433	—	3,092,102
Residential mortgage loans, HFI, at fair value	384,304	354,003	—	—	354,003	—	354,003
Residential mortgage loans subject to repurchase	2,432,605	2,432,605	—	2,432,605	—	—	2,432,605
Consumer loans	663,117	554,168	—	—	554,168	—	554,168
Derivative and hedging assets	16,019,170	40,553	—	2,630	37,923	—	40,553
Residential transition loans	2,330,788	2,335,218	—	—	2,335,218	—	2,335,218
Notes receivable	526,170	434,124	—	—	434,124	—	434,124
Loans receivable	17,717	17,717	—	—	17,717	—	17,717
Equity investment, at fair value	192,500	194,378	—	—	194,378	—	194,378
CLOs	268,896	266,612	—	227,934	38,678	—	266,612
Investments of consolidated CFEs - funds(C)	1,151,477	1,175,136	—	400,500	418,598	356,038	1,175,136
Investments of consolidated CFEs - loan securitizations(C)	3,781,686	3,641,644	—	2,703,112	938,532	—	3,641,644
Other assets	N/A	153,242	59,744	—	93,498	—	153,242
		$37,253,404	$3,356,542	$16,584,354	$16,956,471	$356,038	$37,253,405
Liabilities:
Secured financing agreements	$16,793,265	$16,791,234	$—	$16,595,868	$198,896	$—	$16,794,764
Secured notes and bonds payable(D)	10,093,170	10,025,948	—	—	10,051,705	—	10,051,705
Unsecured notes, net of issuance costs	1,302,382	1,207,594	—	—	1,224,472	—	1,224,472
Residential mortgage loan repurchase liability	2,432,605	2,432,605	—	2,432,605	—	—	2,432,605
Derivative liabilities	14,879,462	60,756	7	31,692	29,057	—	60,756
Excess spread financing(A)	14,877,137	104,721	—	—	104,721	—	104,721
Notes receivable financing	371,446	373,508	—	—	378,721	—	378,721
Notes payable of consolidated CFEs - funds(C)	960,250	955,470	—	363,392	592,078	—	955,470
Notes payable of consolidated CFEs - loan securitizations(C)	3,310,406	3,154,926	—	2,295,166	859,760	—	3,154,926
		$35,106,762	$7	$21,718,723	$13,439,410	$—	$35,158,140
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and excess spread financing. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury securities classified as Level 1 and held at amortized cost basis of $24.8 million (see Note 6).
(C)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $169.0 million of SCFT 2020-A (as defined in Note 20) MBS as of March 31, 2025, for which the FVO for financial instruments was elected.
(E)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$53,494,378	$369,162	$—	$—	$369,162	$—	$369,162
MSRs and MSR financing receivables(A)	590,214,351	10,321,671	—	—	10,321,671	—	10,321,671
Servicer advance investments	298,945	339,646	—	—	339,646	—	339,646
Government and government-backed securities(B)	9,947,189	9,736,116	3,285,478	6,450,643	—	—	9,736,121
Non-agency securities	8,962,730	552,797	—	—	552,797	—	552,797
Residential mortgage loans, HFS	75,872	66,670	—	—	66,670	—	66,670
Residential mortgage loans, HFS, at fair value	4,274,620	4,307,571	—	4,280,405	27,166	—	4,307,571
Residential mortgage loans, HFI, at fair value	396,061	361,890	—	—	361,890	—	361,890
Residential mortgage loans subject to repurchase	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Consumer loans	767,623	665,565	—	—	665,565	—	665,565
Derivative and hedging assets	18,597,732	75,147	—	53,651	21,496	—	75,147
Residential transition loans	2,172,713	2,178,075	—	—	2,178,075	—	2,178,075
Notes receivable	487,276	393,786	—	—	393,786	—	393,786
Loans receivable	31,580	31,580	—	—	31,580	—	31,580
Equity investment, at fair value	192,500	194,410	—	—	194,410	—	194,410
CLOs	243,355	242,227	—	217,049	25,178	—	242,227
Investments of consolidated CFEs - funds(C)	1,108,903	1,118,359	—	—	785,253	333,106	1,118,359
Investments of consolidated CFEs - loan securitizations(C)	3,900,428	3,753,219	—	2,791,027	962,192	—	3,753,219
Other assets	N/A	113,224	17,831	—	95,393	—	113,224
		$37,566,871	$3,303,309	$16,538,531	$17,391,930	$333,106	$37,566,876
Liabilities:
Secured financing agreements	$16,784,505	$16,782,467	$—	$16,611,477	$175,559	$—	$16,787,036
Secured notes and bonds payable(D)	10,353,561	10,298,075	—	—	10,318,385	—	10,318,385
Unsecured notes, net of issuance costs	1,302,492	1,204,220	—	—	1,229,408	—	1,229,408
Residential mortgage loan repurchase liability	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Derivative liabilities	11,255,492	52,610	1,259	15,628	35,723	—	52,610
Excess spread financing(A)	15,271,757	101,088	—	—	101,088	—	101,088
Notes receivable financing	371,446	371,788	—	—	377,227	—	377,227
Notes payable of consolidated CFEs - funds(C)	1,182,640	959,958	—	—	959,958	—	959,958
Notes payable of consolidated CFEs - loan securitizations(C)	3,402,823	3,228,957	—	2,369,934	859,023	—	3,228,957
		$35,744,919	$1,259	$21,742,795	$14,056,371	$—	$35,800,425
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
(E)The table excludes cash and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the changes in the Company’s Level 3 financial assets for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$552,797	$810,431	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(I)	—	—	—	—	(412,268)	(858)	—	—	—	(413,126)
Transfers to Level 3	—	—	—	—	21,809	2,081	—	—	—	23,890
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	102	—	—	—	—	—	102
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(538,282)	—	—	—	—	—	—	—	(538,282)
Fair Value Adjustments Due to:
Other factors(E)	(915)	—	(1,693)	1,903	—	10,012	(10,810)	23,534	3,010	25,041
Instrument-specific credit risk(E)	—	—	—	—	—	(5,797)	(2,003)	—	(8,561)	(16,361)
Other income (loss), net(E)	—	—	—	—	28,247	1,438	—	8,570	—	38,255
Gains (losses) included in OCI(G)	—	—	—	4,741	—	—	—	—	—	4,741
Interest income	4,190	—	5,355	7,023	—	—	5,923	119	—	22,610
Purchases, Sales and Repayments:
Purchases, net(H)	—	—	186,356	96,936	26,698	239	—	40,031	—	350,260
Sales and settlement fundings	—	664	—	—	(17,641)	(7,216)	6,595	—	—	(17,598)
Proceeds from repayments	(17,514)	—	(208,133)	(24,044)	—	(16,356)	(111,102)	(24,613)	(635,316)	(1,037,078)
Originations and other	—	348,988	—	—	—	5,415	—	—	774,350	1,128,753
Balance at March 31, 2025	$354,923	$10,133,041	$321,531	$639,458	$457,276	$444,684	$554,168	$748,583	$3,273,750	$16,927,414
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
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
(H)Non-Agency securities includes securities retained through securitizations accounted for as sales.
(I)For the three months ended March 31, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)(J)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$577,543	$226,486	$513,381	$1,274,005	$549,446	$2,232,913	$14,427,743
Transfers:
Transfers to Level 3	—	—	—	—	—	106	—	—	—	106
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(662)	—	—	—	—	—	(662)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	84,175	—	—	—	—	—	—	—	84,175
Fair Value Adjustments Due to:
Other factors(E)	(1,867)	—	8,115	—	—	9,622	(7,156)	1,583	—	10,297
Instrument-specific credit risk(E)	—	—	—	—	—	(4,026)	(22,961)	—	—	(26,987)
Gain (loss) on settlement of investments, net(E)	—	—	—	—	36	—	—	—	—	36
Other income (loss), net(E)	—	—	—	2,860	—	1,824	—	(5,043)	14,873	14,514
Gains (losses) included in OCI(G)	—	—	—	1,602	(865)	—	—	—	—	737
Interest income	2,446	—	7,315	8,496	—	—	10,152	147	—	28,556
Purchases, Sales and Repayments:
Purchases, net(H)(I)	—	—	212,656	13,900	3,679	216,405	4,113	1,094	—	451,847
Sales and settlement fundings	—	671	—	—	—	(17,766)	—	—	—	(17,095)
Proceeds from repayments	(16,618)	—	(230,456)	(22,200)	(17,340)	(16,042)	(154,354)	(42,918)	(505,091)	(1,005,019)
Originations and other	—	215,939	—	—	—	45	—	(61)	642,049	857,972
Balance at March 31, 2024	$255,111	$8,706,723	$374,511	$581,539	$211,996	$703,549	$1,103,799	$504,248	$2,384,744	$14,826,220
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(D)Includes residential transition loans of consolidated CFEs classified as Level 3 in the fair hierarchy.
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
(H)Non-Agency securities includes securities retained through securitizations accounted for as sales.
(I)Net of purchase price adjustments and purchase price fully reimbursable from MSR sellers as a result of prepayment protection.
(J)Amounts include Rithm Capital’s portion of the Excess MSRs held by the respective joint ventures in which Rithm Capital has a 50% interest.

The following table summarizes the changes in the Company’s Level 3 financial liabilities for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Excess Spread Financing	Notes Receivable Financing	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$101,088	$377,227	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(367,031)	—	—	—	(367,031)
Gains (Losses) Included in Net Income:
Servicing revenue, net(C)	—	—	—	3,634	—	3,634
Other income(B)	(4,833)	(849)	171	—	1,494	(4,017)
Purchases, Issuance and Repayments:
Repayments	(11,592)	—	—	—	—	(11,592)
Other	—	—	566	(1)	—	565
Balance at March 31, 2025	$169,035	$592,078	$859,760	$104,721	$378,721	$2,104,315
(A)For the three months ended March 31, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.
(C)See Note 5 for further details on the components of servicing revenue, net.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Excess Spread Financing	Notes Receivable Financing	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$—	$—	$772,925
Gains (Losses) Included in Net Income:
Other income(A)	(411)	(34)	5,064	—	—	4,619
Purchases, Issuance and Repayments:
Repayments	(13,437)	—	—	—	—	(13,437)
Balance at March 31, 2024	$221,922	$218,123	$324,062	$—	$—	$764,107
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used:

March 31, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 13.9% (6.9%)	0.3% – 14.5% (5.1%)	0.0% – 64.0% (39.6%)	7 – 32 (21)	10 – 22 (19)

MSRs, MSR Financing Receivables and Excess Spread Financing:
GSE	2.8% – 95.4% (6.6%)	0.0% – 100.0% (1.7%)	6.5% – 18.7% (14.6%)	11 – 157 (28)	0 – 40 (23)
Non-Agency	1.8% – 90.0% (8.6%)	0.0% – 99.0% (23.2%)	0.0% – 5.0% (0.7%)	1 – 192 (44)	0 – 47 (21)
Ginnie Mae	1.7% – 71.3% (8.6%)	73.0% – 100.0% (8.5%)	13.3% – 31.1% (26.7%)	8 – 119 (47)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and Excess Spread Financing	1.7% – 95.4% (7.4%)	0.0% – 100.0% (5.6%)	0.0% – 31.1% (20.0%)	1 – 192 (35)	0 – 47 (24)

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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of March 31, 2025 and December 31, 2024, weighted average costs of subservicing of $6.88 (range of $6.86 – $6.94) and $6.89 (range of $6.87 - $6.96), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $9.28 (range of $8.22 – $10.55) and $9.60 (range of $8.45 - $11.55), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $8.20 and $8.25, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 95 bps as of March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, a weighted average discount rate of 8.4% (range of 8.1% – 9.0%) and 8.4% (range of 8.1% - 9.0%), respectively, was used to value Rithm Capital’s Excess MSRs. As of March 31, 2025 and December 31, 2024, a weighted average discount rate of 8.9% (range of 8.8% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, was used to value Rithm Capital’s MSRs, MSR financing receivables and excess spread financing.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the GSE MSRs, owned as of March 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2025	$6,195,239
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,753,957	$6,462,871	$5,948,572	$5,720,688
Change in Estimated Fair Value:
Amount	$558,718	$267,632	$(246,667)	$(474,551)
Percentage	9.0%	4.3%	(4.0)%	(7.7)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,524,015	$6,353,259	$6,048,386	$5,913,429
Change in Estimated Fair Value:
Amount	$328,776	$158,020	$(146,853)	$(281,810)
Percentage	5.3%	2.6%	(2.4)%	(4.5)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,210,045	$6,202,880	$6,187,232	$6,178,949
Change in Estimated Fair Value:
Amount	$14,806	$7,641	$(8,007)	$(16,290)
Percentage	0.2%	0.1%	(0.1)%	(0.3)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,136,736	$6,165,988	$6,224,492	$6,253,744
Change in Estimated Fair Value:
Amount	$(58,503)	$(29,251)	$29,253	$58,505
Percentage	(0.9)%	(0.5)%	0.5%	0.9%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2025	$830,163
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$915,642	$870,970	$792,778	$758,434
Change in Estimated Fair Value:
Amount	$85,479	$40,807	$(37,385)	$(71,729)
Percentage	10.3%	4.9%	(4.5)%	(8.6)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$877,529	$853,206	$808,299	$787,527
Change in Estimated Fair Value:
Amount	$47,366	$23,043	$(21,864)	$(42,636)
Percentage	5.7%	2.8%	(2.6)%	(5.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$834,109	$832,054	$828,242	$825,429
Change in Estimated Fair Value:
Amount	$3,946	$1,891	$(1,921)	$(4,734)
Percentage	0.5%	0.2%	(0.2)%	(0.6)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$829,688	$829,925	$830,400	$830,637
Change in Estimated Fair Value:
Amount	$(475)	$(238)	$237	$474
Percentage	(0.1)%	—%	—%	0.1%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of March 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2025	$3,107,639
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,381,235	$3,238,835	$2,986,478	$2,874,331
Change in Estimated Fair Value:
Amount	$273,596	$131,196	$(121,161)	$(233,308)
Percentage	8.8%	4.2%	(3.9)%	(7.5)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,269,945	$3,184,586	$3,037,730	$2,973,854
Change in Estimated Fair Value:
Amount	$162,306	$76,947	$(69,909)	$(133,785)
Percentage	5.2%	2.5%	(2.2)%	(4.3)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,146,616	$3,127,129	$3,088,175	$3,068,857
Change in Estimated Fair Value:
Amount	$38,977	$19,490	$(19,464)	$(38,782)
Percentage	1.3%	0.6%	(0.6)%	(1.2)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,046,484	$3,077,061	$3,138,216	$3,168,794
Change in Estimated Fair Value:
Amount	$(61,155)	$(30,578)	$30,577	$61,155
Percentage	(2.0)%	(1.0)%	1.0%	2.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2025	2.3%	4.7%	19.2%	19.9 bps	6.5%	20.9
December 31, 2024	2.1%	4.6%	19.6%	19.9 bps	6.5%	21.1
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 2.7 bps and 3.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of as of March 31, 2025 and December 31, 2024, respectively.
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
March 31, 2025
Government-backed securities(C)	$7,895,808	$7,708,001	$7,751,904	$—	$7,751,904	2
CLOs(D)	268,896	260,448	227,934	38,678	266,612	2 & 3
Non-Agency and other securities(D)	8,913,777	595,327	613,613	25,845	639,458	3
Total	$17,078,481	$8,563,776	$8,593,451	$64,523	$8,657,974
December 31, 2024
Government-backed securities(C)	$6,672,189	$6,510,235	$6,450,643	$—	$6,450,643	2
CLOs(D)	243,355	234,397	217,049	25,178	242,227	2 & 3
Non-Agency and other securities(D)	8,962,730	515,262	529,146	23,651	552,797	3
Total	$15,878,274	$7,259,894	$7,196,838	$48,829	$7,245,667
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

For 76.9% and 82.1% of non-Agency securities as of March 31, 2025 and December 31, 2024, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
March 31, 2025	$491,437	5.0% – 20.0% (7.3%)	0.0% – 25.0% (6.0%)	0.0% – 1.9% (0.4%)	0.0% – 50.0% (16.8%)
December 31, 2024	$453,978	4.7% – 20.0% (6.9%)	0.0% – 20.0% (6.3%)	0.0% – 1.9% (0.5%)	0.0% – 50.0% (17.0%)
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of March 31, 2025:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,775	7.0% – 8.5% (7.4%)	5.4% – 9.0% (8.1%)	1.4% – 5.7% (3.3%)	21.7% – 31.2% (24.7%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$8,658	9.2% – 9.5% (9.4%)	5.5% – 8.7% (6.7%)	10.5% – 17.7% (15.2%)	281.2% – 308.3% (290.7%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
March 31, 2025	$354,003	7.0% – 9.2% (8.0%)	4.5% – 9.0% (8.1%)	1.4% – 10.5% (3.1%)	21.0% – 31.2% (26.4%)
December 31, 2024	$361,890	7.9% – 9.3% (8.4%)	5.4% – 8.2% (8.0%)	1.3% – 4.9% (3.3%)	12.4% – 33.7% (26.4%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of March 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$201,468	9.2% – 10.2% (9.4%)	13.4% – 39.0% (15.1%)	2.8% – 42.8% (5.1%)	71.8% - 100.0% (92.7%)
Marcus	352,700	7.4% - 17.5% (10.3%)	0.0% - 22.0% (15.6%)	3.0% - 62.0% (19.6%)	87.5%
Consumer Loans HFI, at Fair Value	$554,168

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of December 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$219,308	9.2% – 10.2% (9.4%)	12.9% – 38.4% (14.5%)	2.3% – 17.1% (5.1%)	74.2% – 100.0% (92.3%)
Marcus	446,257	7.9% – 17.9% (10.1%)	0.0% – 23.1% (17.8%)	4.0% – 50.0% (14.3%)	87.5%
Consumer Loans HFI, at Fair Value	$665,565
(A)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

Residential Transition Loans Valuation

Rithm Capital classifies certain residential transition loans as Level 3 in the fair value hierarchy. Performing residential transition loans are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing residential transition loans, with UPB of $54.3 million and fair value of $47.4 million as of March 31, 2025 and UPB of $55.2 million and fair value of $49.3 million as of December 31, 2024, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions, or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing residential transition loans, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
March 31, 2025	$2,287,856	8.3% – 9.5% (8.3%)	0.0% – 50.0% (45.9%)	0.5% – 1.8% (0.5%)	25.0%
December 31, 2024	$2,128,801	8.3% – 9.9% (8.3%)	0.0% – 50.0% (45.8%)	0.5% – 1.8% (0.5%)	25.0%

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
March 31, 2025	$34,387	0.0% – 100.0% (83.0%)	1.9 – 423.8 (272.8)
December 31, 2024	$11,294	0.0% – 100.0% (86.1%)	1.0 – 426.7 (281.8)

Asset-Backed Securities Issued

As of March 31, 2025 and December 31, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 20) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
March 31, 2025	$169,035	5.9%	15.1%	5.1%	92.7%
December 31, 2024	$185,460	5.4%	14.5%	5.1%	92.3%

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing and loans receivable:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Fair Value	Discount Rate
March 31, 2025
Notes receivable	$434,124	8.6% - 14.0% (9.2%)
Notes receivable financing	378,721	5.4%
Loans receivable	17,717	17.5%
Total	$830,562
December 31, 2024
Notes receivable	$393,786	9.0% - 12.5% (9.3%)
Notes receivable financing	377,227	5.7%
Loans receivable	31,580	18.5%
Total	$802,593

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the fair value option election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of March 31, 2025 and December 31, 2024, the fair value of the investment was $194.4 million. As the discount rates of 11.3% and 11.8% used to estimate the fair value of the investment as of March 31, 2025 and December 31, 2024, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	March 31, 2025			December 31, 2024
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$190,799	Monthly – Annually(B)	30 days – 90 days(B)	$172,409	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	165,239	None(C)	N/A	160,697	None(C)	N/A
Total	$356,038			$333,106
(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$46.0 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of March 31, 2025 and December 31, 2024, the structured alternative investment solution had unfunded commitments of $21.3 million and $23.8 million, respectively, related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

As of March 31, 2025 and December 31, 2024, notes payable of the structured alternative investment solution with a fair value of $224.0 million and $224.1 million, respectively, and notes payable of consolidated CLOs with a fair value of $731.4 million and $735.9 million, respectively, are valued using independent pricing services and are classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election,

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

as the Company believes the fair value of the financial assets is more observable. The Company measures the financial assets of its consolidated CLOs based on the fair value of the financial liabilities of its consolidated CLOs. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 20 for further details.

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

Residential Mortgage Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value
March 31, 2025	$2,703,112	$2,295,166
December 31, 2024	$2,791,027	$2,369,934

Rithm Capital classifies securitized residential transition loans as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
March 31, 2025	$938,532	$859,760	1.9% – 11.1% (2.5%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
December 31, 2024	$962,192	$859,023	1.7% – 11.7% (2.2%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2025 and December 31, 2024, assets measured at fair value on a nonrecurring basis were $81.5 million and $87.6 million, respectively, of which, approximately $64.2 million and $66.7 million, respectively, related to residential mortgage loans, HFS, and $17.3 million and $20.9 million, respectively, related to REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
March 31, 2025
Performing loans	$49,558	7.0% – 8.5% (7.0%)	4.3 – 6.6 (4.3)	5.4% – 9.0% (9.0%)	1.4% – 5.7% (3.5%)	21.7% – 31.2% (21.9%)
Non-performing loans	14,690	9.2% – 9.5% (9.3%)	3.3 – 4.6 (4.1)	2.6% – 4.5% (3.7%)	10.5% – 17.7% (13.4%)	21.0% – 47.0% (31.5%)
Total	$64,248
December 31, 2024
Performing loans	$51,011	6.3% – 8.6% (7.7%)	2.8 – 6.0 (4.4)	6.0% – 8.2% (8.0%)	1.8% – 22.9% (3.6%)	18.7% – 33.7% (20.7%)
Non-performing loans	15,659	8.5% – 9.4% (9.1%)	5.2 – 6.2 (5.8)	1.7% – 5.4% (3.5%)	1.3% – 9.3% (5.2%)	12.4% – 39.9% (23.1%)
Total	$66,670
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10.0% – 25.0% (weighted average of 22.4%), depending on the information available to the broker.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.5 million and a valuation allowance of $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

The total change in the recorded value of REO for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.3 million and a reversal of valuation allowance of $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

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

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of March 31, 2025. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

Residential Mortgage Loans Securitizations

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

Asset Management and Other

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

In the first quarter of 2025, the Company entered into a joint venture with a third party to invest in an affiliated fund. The Company is the primary beneficiary of the joint venture, classified as a VIE, as it has power over the VIE’s most significant activities and has an obligation to absorb losses and receive benefits from the VIE that could potentially be significant. Under certain circumstances, the Company’s interest in the joint venture could be subordinated up to a certain amount if the specified minimum return is not achieved upon the third party’s interest redemption.

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

In the first quarter of 2025, the Company entered into a joint venture with Rithm Property Trust, a related party, to acquire a certain note receivable. While power is shared between the Company and Rithm Property Trust, the Company is the primary beneficiary and consolidates the VIE, as it is most closely associated with the VIE under the related-party tiebreaker guidance.

SPAC

As noted in Note 1, in the first quarter of 2025, the SPAC sponsored by the Company completed its IPO raising gross proceeds of $230.0 million (including the full exercise of the underwriter’s overallotment option) related to 23,000,000 units consisting of 23,000,000 Class A ordinary shares and one-third of one redeemable warrant classified as equity. The Company consolidates the SPAC, which is classified as a VIE. Additionally, the Company, through its consolidated subsidiary Rithm Acquisition Corp Sponsor LLC (the “Sponsor”), owns the majority of the SPAC’s outstanding Class B ordinary shares and has power to direct the activities of the VIE that most significantly impact its economic performance making it the primary beneficiary of the VIE.

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

As of March 31, 2025, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, residential transition loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $914.8 million and an aggregate principal limit of approximately $1.2 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds securities for risk retention purposes. The Company is now not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $17.4 million of notes held at fair value as of March 31, 2025.

As of March 31, 2025, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.3 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of March 31, 2025, the consolidated notes payable due to third parties had a fair value of $224.0 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2026. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of March 31, 2025, the consolidated funds have not drawn on the facility.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which in 2024, issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of March 31, 2025, the consolidated notes payable due to third parties had a fair value of $731.4 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

See Note 18 and Note 19 regarding the financing and fair value measurements of consolidated funds, respectively.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Asset Management and Other	SPAC	Consolidated CFEs(A)			Total
March 31, 2025							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$321,531	$—	$—	$—	$—	$—	$—	$—	$—	$321,531
Residential mortgage loans, HFS, at fair value	—	—	474,987	—	—	—	—	—	—	474,987
Consumer loans	—	—	—	201,468	—	—	—	—	—	201,468
Assets of consolidated CFEs - investments	—	—	—	—	—	—	938,532	2,703,112	1,175,136	4,816,780
Cash and cash equivalents	7,984	19,690	—	—	697	1,034	—	—	—	29,405
Restricted cash	6,146	—	6,080	5,995	12,673	230,810	8,639	14,984	61,417	346,744
Other assets	4	447	—	6,798	166,462	341	42,997	—	27,984	245,033
Total Assets	$335,665	$20,137	$481,067	$214,261	$179,832	$232,185	$990,168	$2,718,096	$1,264,537	$6,435,948
Liabilities:
Secured financing agreements	$—	$—	$385,916	$—	$—	$—	$—	$—	$—	$385,916
Secured notes and bonds payable	246,438	—	—	169,035	—	—	—	—	—	415,473
Notes payable of consolidated CFEs	—	—	—	—	—	—	859,760	2,295,166	955,470	4,110,396
Accrued expenses and other liabilities	1,681	1,903	—	1,302	2,556	8,234	1,083	15,317	103,997	136,073
Total Liabilities	$248,119	$1,903	$385,916	$170,337	$2,556	$8,234	$860,843	$2,310,483	$1,059,467	$5,047,858
December 31, 2024
Assets:
Servicer advance investments, at fair value	$339,646	$—	$—	$—	$—	$—	$—	$—	$—	$339,646
Residential mortgage loans, HFS, at fair value	—	—	496,420	—	—	—	—	—	—	496,420
Consumer loans	—	—	—	219,308	—	—	—	—	—	219,308
Assets of consolidated CFEs - investments	—	—	—	—	—	—	962,192	2,791,027	1,118,359	4,871,578
Cash and cash equivalents	5,163	21,023	—	—	11,796	—	—	—	—	37,982
Restricted cash	6,727	—	6,087	6,042	—	—	7,172	17,293	126,158	169,479
Other assets	4	452	—	11,186	89,654	—	26,348	—	59,277	186,921
Total Assets	$351,540	$21,475	$502,507	$236,536	$101,450	$—	$995,712	$2,808,320	$1,303,794	$6,321,334
Liabilities:
Secured financing agreements	$—	$—	$384,948	$—	$—	$—	$—	$—	$—	$384,948
Secured notes and bonds payable	258,183	—	—	185,460	—	—	—	—	—	443,643
Notes payable of consolidated CFEs	—	—	—	—	—	—	859,023	2,369,934	959,958	4,188,915
Accrued expenses and other liabilities	1,975	1,854	—	226	1,589	—	1,099	17,626	140,604	164,973
Total Liabilities	$260,158	$1,854	$384,948	$185,686	$1,589	$—	$860,122	$2,387,560	$1,100,562	$5,182,479
(A)Reflect assets of consolidated CFEs - investments, at fair value and other assets and liabilities of consolidated CFEs - notes payable, at fair value and other liabilities on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Non-Consolidated VIEs

The Company transfers residential mortgage loans to securitization trusts, classified as VIEs and retains the right to service the transferred loans. The Company also retains interest in such VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs, as it is not considered the primary beneficiary. The following table summarizes the carrying value of notes issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. The retained notes are presented as non-Agency securities, at fair value within other assets on the consolidated balance sheets:

	March 31, 2025	December 31, 2024
Residential mortgage loan UPB and other collateral	$8,562,559	$8,152,970
Weighted average delinquency(A)	4.7%	5.2%
Net credit losses	$162,406	$161,646
Face amount of debt held by third parties	$7,923,955	$7,532,832

Carrying value of notes retained by Rithm Capital(B)(C)	$555,393	$532,845
Cash flows received by Rithm Capital on these notes	$23,416	$94,589
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

	March 31, 2025	December 31, 2024
Maximum Risk of Loss as a Result of the Company’s Involvement with Unconsolidated VIEs:
Unearned income and fees	$14,882	$17,268
Income and fees receivable	28,234	35,723
Investments	691,818	577,849
Unfunded commitments(A)	173,520	174,530
Other commitments	25,521	25,521
Maximum Exposure to Loss	$933,975	$830,891
(A)Includes commitments from certain current and former employees and executive managing directors in the amounts of $110.7 million and $133.9 million as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the carrying value of the Company’s unconsolidated commercial real estate projects which reflects the Company’s maximum exposure to loss. See Note 25 regarding certain guarantees provided in connection with the investments. These investments are presented as part of equity investments within other assets on the consolidated balance sheets:

	March 31, 2025	December 31, 2024
Carrying value of commercial real estate held within unconsolidated VIEs	$195,658	$190,258
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	60,342	57,846

The Company holds a 70% membership interest in the Credit Risk Transfer LLC, a VIE that holds exposures in warehouse lines collateralized by residential mortgage loans. The Company does not have power to make significant decisions unilaterally over the VIE; therefore, it is not the primary beneficiary and does not consolidate the VIE. The following table summarizes the

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

carrying value of the Company’s membership interest, which reflects the Company’s maximum exposure to loss. This equity investment is presented within other assets on the consolidated balance sheets:

	March 31, 2025	December 31, 2024
Membership interest in unconsolidated VIEs	$194,378	$194,410

Noncontrolling Interests

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital, and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 14), the Newrez Joint Ventures, consumer loans (Note 8), asset management investments, Excess MSRs and other investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	March 31, 2025			December 31, 2024
	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$87,547	10.7%	$9,361	$91,384	10.7%	$9,770
Newrez Joint Ventures	18,234	49.5%	9,100	19,621	49.5%	9,687
Excess MSRs	131,347	20.0%	26,269	136,645	20.0%	27,329
Other investments	89,810	25.7%	23,058	50,778	10.0%	4,608
Asset management	917,145	n/m	40,928	844,669	n/m(B)	39,942

Others’ interests in the net income (loss) of consolidated subsidiaries is computed as follows:

	Three Months Ended March 31,
	2025			2024
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$(336)	10.7%	$(36)	$9,530	10.7%	$1,018
Newrez Joint Ventures	715	49.5%	354	112	49.5%	55
Consumer Loan Companies(A)	(1,550)	—%	—	2,192	46.5%	1,019
Excess MSRs	1,323	20.0%	264	—	N/A	—
Other investments	1,730	25.7%	500	—	N/A	—
Asset management	(62,117)	n/m(B)	4	—	N/A	—
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
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

Redeemable Noncontrolling Interests

In the first quarter of 2025, the Company consolidated the SPAC it sponsors. The Class A ordinary shares issued by the consolidated SPAC are redeemable for cash by the public shareholders at the time of a business combination or in the event the SPAC is unable to complete a business combination by a set date. Since the redemption of the Class A ordinary shares is outside the Company’s control, they are not classified as permanent equity and are recognized as redeemable noncontrolling interests in consolidated subsidiaries in the consolidated balance sheets.

Additionally, in the first quarter of 2025, certain interest held by a third-party in a consolidated entity is classified within redeemable noncontrolling interests due to a redemption feature.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents the activity in redeemable noncontrolling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2024	$—	$—	$—
Initial carrying value	214,389	25,601	239,990
Change in redemption value	15,611	—	15,611
Comprehensive income (loss)	810	3	813
Balance at March 31, 2025	$230,810	$25,604	$256,414

21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenues consists of the following:

	Three Months Ended March 31,
	2025	2024
Property and maintenance	$25,736	$32,380
Rental	19,402	18,949
Other	5,635	7,019
Total Other Revenues	$50,773	$58,348

General and Administrative expenses consists of the following:

	Three Months Ended March 31,
	2025	2024
Legal and professional	$24,638	$21,489
Loan origination	14,677	15,435
Occupancy	14,490	15,946
Subservicing	16,756	19,428
Loan servicing	41,400	5,591
Property and maintenance	27,583	32,264
Depreciation and amortization	24,568	31,952
Information technology	29,691	29,388
Other	43,743	33,559
Total General and Administrative Expenses	$237,546	$205,052

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended March 31,
	2025	2024
Real estate and other securities	$114,526	$(102,963)
Residential mortgage loans and REO	2,544	3,526
Derivative and hedging instruments	92,650	41,932
Notes and bonds payable	4,848	226
Consolidated CFEs(A)	16,442	16,412
Other(B)	(23,615)	(3,979)
Realized and unrealized gains (losses), net	207,395	(44,846)
Other income (loss), net	9,073	15,784
Total Other Income (Loss), Net	$216,468	$(29,062)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues:

	Three Months Ended March 31,
	2025	2024
Management fees	$58,986	$57,130
Incentive income	28,686	13,821
Total Asset Management Revenues	$87,672	$70,951

The following table presents the composition of the Company’s income and fees receivable primarily through Sculptor:

	March 31, 2025	December 31, 2024
Management fees receivable	$33,569	$25,337
Incentive income receivable	30,895	183,335
Total Income and Fees Receivable	$64,464	$208,672

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

The following table presents the Company’s unearned income and fees primarily through Sculptor:

	March 31, 2025	December 31, 2024
Unearned management fees	$852	$12
Unearned incentive income	14,477	17,268
Total Unearned Income and Fees	$15,329	$17,280

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

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the three months ended March 31, 2025, 9.0 million shares of common stock were issued under the ATM Program.

In February 2025, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2025 through December 31, 2025. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock and redeemed 2,000,000 shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for $50.0 million at a redemption price equal to $25.00 per share plus accumulated and unpaid distributions.

On September 24, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	Issuance Discount	Carrying Value(C)	Three Months Ended March 31,
Series(B)							2025	2024
Series A, issued July 2019(D)(F)(H)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$0.64	$0.47
Series B, issued August 2019(D)(F)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	0.63	0.45
Series C, issued February 2020(D)(G)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	0.59	0.40
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	0.44	0.44
Total	49,964,122	51,964,122	$1,249,104	$1,299,104		$1,207,254	$2.30	$1.76
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the first quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(G)Effective February 15, 2025, dividends on the Series C accumulate at a floating rate. For the first quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(H)The Company redeemed 2.0 million shares on the redemption date of March 28, 2025.

On March 21, 2025, Rithm Capital’s board of directors declared first quarter 2025 preferred dividends of $0.64 per share of Series A, $0.63 per share of Series B, $0.59 per share of Series C and $0.44 per share of Series D cumulative redeemable preferred stock, or approximately $2.7 million, $7.1 million, $9.4 million and $8.1 million, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 20, 2024	April 2024	$0.25	$120.9
June 18, 2024	July 2024	0.25	122.4
September 20, 2024	November 2024	0.25	129.9
December 16, 2024	January 2025	0.25	130.2
March 21, 2025	April 2025	0.25	132.5

Warrants of Consolidated SPAC

At the time of IPO in February 2025, the SPAC issued 220,000 warrants to the Sponsor and 7,666,667 warrants to third parties. The warrants become exercisable 30 days after the consummation of a Business Combination (as defined in the Warrant Agreement) and will expire five years following such consummation, or earlier upon redemption or liquidation. The initial exercise price per share of each warrant is $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. Such warrants are indexed to the SPAC's Class A ordinary shares and meet conditions for equity classification. Accordingly, the SPAC warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance on the Company's consolidated balance sheets.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended March 31,
	2025	2024
Net Income	$80,710	$287,487
Noncontrolling interests in income of consolidated subsidiaries	1,086	3,452
Redeemable noncontrolling interests in income of consolidated subsidiaries	813	—
Net Income Attributable to Rithm Capital Corp.	78,811	284,035
Change in redemption value of redeemable noncontrolling interests	15,611	—
Dividends on preferred stock	26,677	22,395
Net Income Attributable to Common Stockholders	$36,523	$261,640

Basic weighted average shares of common stock outstanding	524,104,842	483,336,777
Effect of Dilutive Securities(A)(B):
Stock options	149	897,800
Restricted stock	170,438	274,754
Time-based RSU awards	2,842,044	816,310
Performance-based RSU awards	2,050,152	605,860
Time vesting Class B Profit Units	472,973	—
Performance vesting Class B Profit Units	958,957	—
Diluted Weighted Average Shares of Common Stock Outstanding	530,599,555	485,931,501

Basic Earnings per Share Attributable to Common Stockholders	$0.07	$0.54
Diluted Earnings per Share Attributable to Common Stockholders	$0.07	$0.54
(A)Certain stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the periods where they were out-of-the-money or a loss has been recorded, because they would have been anti-dilutive for the period presented.
(B)Awards related to stock-based compensation were included to the extent dilutive and issuable under the relevant time and/or performance measures.

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2025	2024
Current:
Federal	$6,555	$613
State and local	197	396
Foreign	10,613	1,775
Total current income tax expense	17,365	2,784
Deferred:
Federal	(30,358)	76,453
State and local	(9,296)	13,237
Foreign	(1,641)	938
Total deferred income tax expense (benefit)	(41,295)	90,628
Total Income Tax Expense (Benefit)	$(23,930)	$93,412

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2025. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2025, Rithm Capital recorded a net deferred tax liability of $744.8 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. During the quarter, the Company increased the valuation allowance on definite-lived deferred tax assets by $44.5 million, including federal and state net operating losses and foreign tax credits. The change was driven primarily by changes to taxable income forecasts. The valuation allowance as of March 31, 2025 was $78.3 million.

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

Capital Commitments — As of March 31, 2025, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2025, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $42.5 million and $2.4 billion, respectively. See Note

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $143.5 million of unfunded and available revolving credit privileges as of March 31, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the third quarter of 2025. As of March 31, 2025, $42.9 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $1.3 billion of additional advances on existing mortgage loans as of March 31, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of March 31, 2025, the Company has an unfunded capital commitment to fund up to $86.9 million on an existing loan to a certain commercial real estate borrower.

•Fund Commitments — As of March 31, 2025, the Company has unfunded capital commitments of $286.5 million to certain funds Sculptor manages, of which $21.3 million relates to commitments of consolidated funds. Approximately $126.8 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 6 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually. During the first quarter of 2025, the Company, through a consolidated subsidiary, entered into a joint venture, which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of March 31, 2025, the unfunded capital commitment to the consolidated joint venture was $155.5 million, of which $124.4 million is expected to be funded by the third-party.

Non-Recourse Carve-Out, Construction Completion, Environmental and Carry Guarantees – In connection with investments in two commercial real estate projects, Rithm Capital provided certain limited guarantees to the senior lender on the projects (or entered into reimbursement agreements with the guarantor) related to non-recourse carve outs, completion, environmental, and carry costs of the projects. The actual amount that could be called under the guarantees is subject to significant uncertainty.

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At March 31, 2025, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Loan Agreement

In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the Company’s consolidated balance sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million with a remaining term of approximately 16 months unless otherwise extended with the entity. This loan is included in residential transition loans, at fair value on Rithm Capital’s consolidated balance sheets.

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

As of March 31, 2025, approximately $1.5 billion of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of March 31, 2025, approximately 69.6% of these AUM were not charged management fees or incentive fees.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Investments in Funds

In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle that invests in various open-ended and closed-ended funds managed by Sculptor. Sculptor invested approximately $127.8 million in the vehicle and the vehicle is consolidated on the Company’s consolidated financial statements. See Note 19 and Note 20 for additional details on the structured alternative investment solution.

In the second quarter of 2024, Sculptor launched Sculptor Loan Financing Partners, a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. The Company invested $92.9 million in the vehicle and the vehicle is consolidated on the Company’s consolidated financial statements. See Note 19 and Note 20 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interest in certain funds managed by the Company for approximately $74.6 million. See Note 25 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 20 and 25 for additional details.

Investments in Loan Securitizations

The Company retains beneficial interests in loan securitization trusts that it sponsors. Refer to Note 20 for additional details.

Investment in SPAC

In a private placement concurrent with the IPO of the SPAC the Sponsor acquired 660,000 units of the SPAC (the “Private Placement Units”) for total gross proceeds of $6.6 million. Each Private Placement Unit consists of one Class A share and one-third of one non-redeemable warrant. In addition, the Sponsor purchased and owns substantially all of the outstanding Class B ordinary shares of the SPAC. The Private Placement Units and Class B ordinary shares held by the Company are eliminated upon consolidation.

Transactions with Rithm Property Trust

In connection with the transaction with Rithm Property Trust, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into the Rithm Property Trust Management Agreement to serve as Rithm Property Trust’s external manager. As of March 31, 2025, Rithm Capital holds 3.3 million shares of Rithm Property Trust common stock with a fair value of $9.5 million, equal to 7.3% of the outstanding shares of Rithm Property Trust common stock. In addition, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 3.3 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, for $10.0 million of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share.

Pursuant to the Rithm Property Trust Management Agreement, RCM Manager implements and manages Rithm Property Trust’s business strategy, investment activities and day-to-day operations subject to oversight by Rithm Property Trust’s board of directors. Additionally, the Company’s Chief Executive Officer currently serves as Rithm Property Trust’s Chief Executive Officer and a member of the board of directors of Rithm Property Trust. The Company’s Chief Executive Officer does not receive any compensation from Rithm Property Trust for his role either as Interim Chief Executive Officer or a member of the board of directors.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of March 31, 2025, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $37.3 million.

During the first quarter of 2025, the Company entered into a consolidated joint venture with Rithm Property Trust to fund a certain mortgage note receivable in the amount of $35.0 million, with each party contributing $17.5 million.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

27. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to March 31, 2025, through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A., “Risk Factors” of this Report and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

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

Our Asset Management business primarily operates through our wholly-owned subsidiary, Sculptor, as well as through RCM Manager, which manages Rithm Property Trust pursuant to that certain Management Agreement, by and between RCM Manager and Rithm Property Trust, dated as of June 11, 2024 (as amended by the First Amendment to the Management Agreement, dated as of October 18, 2024). Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. For more information about our investment guidelines, see Part I, Item 1. Business, “Investment Guidelines” of the 2024 Form 10-K.

In executing our strategy, from time to time, we explore and will continue to explore various opportunities to create value for our shareholders, which may include acquisitions and dispositions of assets, financing transactions (including equity or debt offerings by one or more of our subsidiaries), business combinations, a change in our tax status, spin-off transactions or other similar transactions. Any such transaction is subject to market and other conditions and there can be no assurances as to the timing of any such transaction or that a transaction will be completed at all.

As of March 31, 2025, we had approximately $45.3 billion in total assets and approximately $34.8 billion in assets under management (“AUM”). We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Residential Transitional Lending and Asset Management.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	March 31, 2025(A)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total equity	$7,884,840	$7,886,310	$7,751,409	$7,420,614	$7,243,372
Less: Preferred Stock Series A, B, C and D	1,207,254	1,257,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	108,716	91,336	94,867	94,021	93,820
Total equity attributable to common stock	$6,568,870	$6,537,720	$6,399,288	$6,069,339	$5,892,298

Common stock outstanding	530,122,477	520,656,256	519,732,422	489,732,422	483,477,713

Book Value per Common Share	$12.39	$12.56	$12.31	$12.39	$12.19
(A)The change in book value per common share from December 31, 2024 to March 31, 2025 is attributable to the net impact of (i) net income attributable to common stockholders of $36.5 million and (ii) a dividend of $132.5 million for the three months ended March 31, 2025. Net income attributable to common stockholders for the three months ended March 31, 2025 was adversely impacted by a non-cash decrease in the fair value of MSRs, net of hedge and tax.

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

The U.S. economy contracted during the first quarter of 2025 as real gross domestic product (“GDP”) fell an annualized 0.3% due to a surge in imports at the start of the year ahead of the imposition of tariffs. Longer-term Treasury yields fell during the first quarter, primarily due to lower real yields from Treasury Inflation Protected Securities (“TIPS”). The unemployment rate increased slightly to 4.2% in March 2025 from 4.1% in December 2024. In addition to the low unemployment rate, other signs of labor market stability during the first quarter included solid payroll growth, continued low levels of claims for unemployment benefits and an only modestly lower ratio of job openings to unemployed job seekers. The outlook for the economy is more uncertain than usual given changes in policies related to global trade.

Inflation

Progress towards lower inflation resumed in the first quarter of 2025. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.4% in March 2025 versus 2.9% in December 2024, while core CPI price inflation (excluding food and energy prices) for March 2025 was at 2.8%, lower than the 3.2% core CPI inflation rate reported for December 2024. The moderation in CPI inflation was driven by a decline in energy prices and slower gains in services prices, including shelter.

Treasury Yields

The nominal 10-year Treasury yield fell to 4.23% at the end of March 2025 from 4.58% in December 2024. Most of this decline was due to lower real yields from TIPS, which dropped to 1.85% in March 2025 from 2.24% in December 2024. The 10-year breakeven inflation rate was 2.38% in March 2025 versus 2.34% in December 2024.

Labor Markets

Average payroll growth rose an average of 152,000 jobs per month in the first quarter of 2025 versus an average of 168,000 jobs per month in 2024. The unemployment rate remained relatively unchanged since December 2024 at 4.2% in March 2025. Judged by the ratio of job openings to unemployed job seekers, which fell to 1.07 in March 2025 from 1.10 in December 2024, the labor market loosened modestly during the first quarter. Also, year-over-year growth in average hourly earnings was 3.8% in March 2025, easing from the 4.0% wage rate in December 2024.

Housing Market

Total home sales (new and existing) averaged 4.81 million units in the first quarter of 2025, only modestly lower than the average of 4.84 million in the fourth quarter of 2024. Nonetheless, home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth moderated further with the 12-month increase in the median resale price of an existing home at just 2.7% in March 2025, which compares to 5.8% in December 2024.

The economic conditions discussed above influence our investment strategy and results. Following 100 basis points of rate cuts in the last four months of 2024, the Federal Open Market Committee (“FOMC”) has indicated that monetary policy is well positioned to wait for greater clarity on the effects of the trade, immigration, fiscal and regulatory policies of the new administration before making any further adjustments. The 30-year fixed mortgage rate fell to 6.65% at the end of the first quarter of 2025 from 6.85% at the end of 2024.

The following table summarizes the change in U.S. GDP estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Real GDP	0.3%	2.4%	3.1%	3.0%	1.6%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Unemployment rate	4.2%	4.1%	4.1%	4.1%	3.9%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
10-year U.S. Treasury rate	4.3%	4.6%	3.8%	4.4%	4.2%
30-year fixed mortgage rate	6.7%	6.9%	6.1%	6.9%	6.8%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and trade and fiscal policies makes any estimates and assumptions as of March 31, 2025, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of March 31, 2025 and December 31, 2024, is separated into the Origination and Servicing, our Investment Portfolio, Residential Transitional Lending and Asset Management segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
March 31, 2025
Investments	$22,756,176	$3,502,073	$2,335,218	$—	$—	$28,593,467
Cash and cash equivalents	1,000,135	24,149	47,107	130,300	292,143	1,493,834
Restricted cash	174,176	52,068	34,673	19,971	230,810	511,698
Other assets	6,166,441	2,271,563	204,183	977,086	4,938	9,624,211
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,718,096	990,168	1,264,537	—	4,972,801
Total Assets	$30,126,396	$8,567,949	$3,667,080	$2,440,527	$527,891	$45,329,843
Debt	$20,352,469	$4,252,015	$1,934,141	$451,192	$1,034,959	$28,024,776
Other liabilities	4,248,496	419,235	26,469	(12,881)	251,701	4,933,020
Liabilities of consolidated CFEs(A)	—	2,310,483	860,843	1,059,467	—	4,230,793
Total Liabilities	24,600,965	6,981,733	2,821,453	1,497,778	1,286,660	37,188,589
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	25,604	230,810	256,414
Total Stockholders’ Equity	5,525,431	1,586,216	845,627	917,145	(989,579)	7,884,840
Noncontrolling interests in equity of consolidated subsidiaries	9,100	58,688	—	40,928	—	108,716
Stockholders’ Equity in Rithm Capital Corp.	$5,516,331	$1,527,528	$845,627	$876,217	$(989,579)	$7,776,124
Investments in Equity Method Investees	$25,179	$294,756	$14,407	$205,573	$—	$539,915
December 31, 2024
Investments	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Debt	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of collateralized financing entities (“CFEs”). The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

Origination and Servicing

Our Origination and Servicing businesses operate through our wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). Newrez ranks in the top five of lenders and servicers in the U.S. as of March 31, 2025.

We have a multi-channel residential lending platform, offering purchase and refinance loan products. We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide borrowers with various products to ultimately originate both purchase and refinance loans across different market conditions. As further described below, we originate loans through our Retail channel, offer purchase, refinance and closed-end second opportunities to eligible new and existing servicing customers through our Direct to Consumer channel and purchase originated loans through our Wholesale and Correspondent channels. Our loan offerings include residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans which are insured by the Federal Housing Administration, Department of Veteran’s Affairs and U.S. Department of Agriculture, Non-Agency securities and non-qualified residential mortgage (“Non-QM”) loans through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. We additionally originate closed-end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage. Newrez serviced over 3.7 million customers with an aggregated UPB of approximately $786.6 billion and $778.4 billion as of March 31, 2025 and December 31, 2024, respectively. Our origination business funded $11.8 billion and $17.3 billion of mortgages for the three months ended March 31, 2025 and December 31, 2024, respectively.

We generally service all of the loans that we originate, which provides us connectivity with our borrowers throughout the lifecycle of their loan. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicing division services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of March 31, 2025, the performing loan servicing division serviced $516.8 billion unpaid principal balance (“UPB”) of loans, our special servicing division serviced $269.7 billion UPB of loans and third parties serviced $58.3 billion UPB of loans, for a total servicing portfolio of $844.9 billion UPB, an increase of $1.0 billion from December 31, 2024. The increase was primarily attributable to new client acquisition and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB
	Three Months Ended
(in millions)	March 31, 2025	% of Total	December 31, 2024	% of Total	QoQ Change
Production by Channel:
Direct to Consumer	$1,170	10%	$1,661	10%	$(491)
Retail / Joint Venture	580	5%	742	4%	(162)
Wholesale	1,537	13%	2,330	14%	(793)
Correspondent	8,542	72%	12,526	72%	(3,984)
Total Production by Channel	$11,829	100%	$17,259	100%	$(5,430)

Production by Product:
Agency	$5,502	47%	$9,379	55%	$(3,877)
Government	5,538	47%	7,160	41%	(1,622)
Non-QM	389	3%	400	2%	(11)
Non-Agency	372	3%	273	2%	99
Other	28	—%	47	—%	(19)
Total Production by Product	$11,829	100%	$17,259	100%	$(5,430)

% Purchase	73%		71%
% Refinance	27%		29%

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	QoQ Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$152,945	$187,731	$(34,786)

Pull through adjusted lock volume	$12,451,587	$16,512,821	$(4,061,234)

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.20%	3.77%
Retail / Joint Venture	3.48%	3.76%
Wholesale	1.33%	1.59%
Correspondent	0.55%	0.54%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.23%	1.14%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $197.6 million and $226.5 million for the three months ended March 31, 2025 and December 31, 2024, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net decreased $34.8 million to $152.9 million for the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The decrease is attributable to a decrease in pull through adjusted lock volume primarily driven by decreased production volume in the Correspondent channel. Refinance originations comprised 27.0% of funded loans for the three months ended March 31, 2025, lower than 28.9% for the three months ended December 31, 2024, due to lower refinance activity as interest rates remained elevated.

For the three months ended March 31, 2025, funded loan origination volume was $11.8 billion, down from $17.3 billion in the prior quarter. Gain on sale margin for the three months ended March 31, 2025 was 1.23%, 9 bps higher than 1.14% for the prior quarter. The higher gain on sale margin for the three months ended March 31, 2025 was primarily due to a lower Correspondent channel mix (refer to the tables above).

The table below provides the mix of Newrez serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	UPB
(in millions)	March 31, 2025	December 31, 2024	QoQ Change
Performing Servicing:
MSR-owned assets	$514,461	$510,418	$4,043
Residential whole loans	2,379	3,626	(1,247)
Total Performing Servicing	516,840	514,044	2,796

Special Servicing:
MSR-owned assets	18,383	14,376	4,007
Residential whole loans	7,177	7,068	109
Third-party	244,158	242,931	1,227
Total Special Servicing	269,718	264,375	5,343
Total Newrez Servicing	786,558	778,419	8,139

Serviced by Third-Parties:
MSR-owned assets	58,298	65,421	(7,123)
Total Servicing Portfolio	$844,856	$843,840	$1,016

Agency Servicing:
MSR-owned assets	$382,117	$383,014	$(897)
Third-party	65,372	71,416	(6,044)
Total Agency Servicing	447,489	454,430	(6,941)

Government-Insured Servicing:
MSR-owned assets	139,936	137,177	2,759
Third-party	3,084	5,920	(2,836)
Total Government-Insured Servicing	143,020	143,097	(77)

Non-Agency (Private Label) Servicing:
MSR-owned assets	69,089	70,024	(935)
Residential whole loans	9,556	10,694	(1,138)
Third-party	175,702	165,595	10,107
Total Non-Agency (Private Label) Servicing	254,347	246,313	8,034
Total Servicing Portfolio	$844,856	$843,840	$1,016

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	QoQ Change
Servicing Fees:
MSR-owned assets	$452,555	$423,161	$29,394
Residential whole loans	2,435	2,434	1
Third-party	53,954	50,075	3,879
Total Servicing Fees	508,944	475,670	33,274

Other Fees:
Incentive	18,284	20,980	(2,696)
Ancillary	39,780	31,839	7,941
Boarding	2,427	1,500	927
Other	1,366	1,290	76
Total Other Fees(A)	61,857	55,609	6,248

Total Servicing Portfolio Fees	$570,801	$531,279	$39,522
(A)Includes other fees earned from third parties of $22.0 million and $21.1 million for the three months ended March 31, 2025 and December 31, 2024, respectively.

Our servicing business includes owned MSRs primarily serviced by Newrez. As of March 31, 2025, 90.1% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez. In addition to MSRs serviced by Newrez, we contract with PHH and Valon to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables with an aggregate UPB of $58.3 billion, representing 9.9% of our servicing portfolio as of March 31, 2025.

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

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2024 to March 31, 2025.

We finance our investments in MSRs and MSR financing receivables with short- and medium-term bank and capital markets notes. These borrowings are primarily recourse debt and bear either fixed or variable interest rates, which are offered by the counterparty for the term of the notes for a specified margin over Secured Overnight Financing Rate (“SOFR”). The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis, and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2024 to March 31, 2025.

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

Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain private-label securitizations generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See Note 5 to our consolidated financial statements for additional information related to servicer advances receivable.

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

The table below summarizes our MSRs and MSR financing receivables as of March 31, 2025:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$382.1	28	$6.2
Non-Agency(A)	69.1	44	0.8
Ginnie Mae	139.9	47	3.1
Total / Weighted Average	$591.1	35	$10.1
(A)Includes GSE and Non-Agency MSRs of $23.2 billion and $35.1 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of March 31, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,195,239	$382,089,209	1,965,833	772	4.2%	272	63	0.9%	5.1%	5.1%	—%	8.1%
Non-Agency(A)	830,163	69,089,498	561,636	669	4.6%	277	201	8.7%	6.1%	4.7%	1.6%	0.3%
Ginnie Mae	3,107,639	139,936,290	571,570	703	4.2%	315	42	0.4%	5.3%	5.1%	0.1%	25.1%
Total	$10,133,041	$591,114,997	3,099,039	744	4.3%	283	74	1.7%	5.3%	5.0%	0.2%	11.2%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.1%	—%	0.1%
Non-Agency(A)	2.3%	5.4%	0.6%	2.3%
Ginnie Mae	1.9%	0.9%	—%	0.6%
Weighted Average	1.0%	0.9%	0.1%	0.5%
(A)Includes GSE and Non-Agency MSRs of $23.2 billion and $35.1 billion underlying UPB, respectively, serviced by third-party subservicers.
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

Government and Government-Backed Securities

Our government and government-backed securities consist of Agency RMBS and U.S. Treasury securities.

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of March 31, 2025 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$7,895,808	$7,700,438	$61,666	$(10,200)	$7,751,904	24	7.9	5.9%	$7,507,395
Treasury securities	3,275,000	3,282,149	14,648	—	3,296,797	4	1.4	N/A	3,255,034
Total / Weighted Average	$11,170,808	$10,982,587	$76,314	$(10,200)	$11,048,701	28	6.0		$10,762,429
(A)Agency RMBS are held at fair value under the fair value option (“FVO”) election. Treasury securities include $24.8 million of short-term Treasury bills held-to-maturity at amortized cost with the remaining held at fair value under the FVO.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio for the three months ended March 31, 2025:

Net Interest Spread(A)
Weighted average asset yield	4.9%
Weighted average funding cost	4.7%
Net Interest Spread	0.2%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities (accounted for on an amortized cost basis).

We largely invest in government and government-backed securities (U.S. Treasury securities and Agency RMBS) as a hedge to our MSR portfolio and to provide additional qualifying assets and income for the purposes of meeting the REIT requirements. Our government and government-backed securities portfolio was $11.0 billion as of March 31, 2025. We finance investments in these securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of March 31, 2025 and December 31, 2024, the Company pledged Agency RMBS and

Treasury securities and associated margin deposits with a carrying value of approximately $11.1 billion and $10.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2024 to March 31, 2025.

Our Origination and Servicing segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. These subsidiaries and investments include: Guardian Asset Management (“Guardian”), which is a national provider of field services and property management services, eStreet Appraisal Management LLC, which provides appraisal valuation services, and Avenue 365 Lender Services, LLC, which provides title insurance and settlement services to Newrez.

Investment Portfolio

Our Investment Portfolio primarily consists of residential mortgage loans, SFR properties, consumer loans, Non-Agency securities, Excess MSRs and servicer advance investments.

Excess MSRs

Investments in Excess MSRs represent the MSR component exceeding the base fee. Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Mr. Cooper Group Inc. (“Mr. Cooper”).

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$52.1	32	20	65.0% – 80.0%	$354.9
(A)The MSR is a weighted average as of March 31, 2025 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Mr. Cooper. We also invested in related servicer advance investments, including the base fee component of the related MSR (Note 14) on $13.0 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of March 31, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$354,923	$52,144,523	421,997	719	4.6%	225	163	6.0%	5.6%	0.5%	16.1%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.8%	1.7%	0.6%	0.2%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	March 31, 2025
	Amortized Cost Basis		Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper serviced pools	$311,049	0	$321,531	$12,955,658	$283,068	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the three months ended March 31, 2025 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Three Months Ended March 31, 2025	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	8.1	$(1,693)	$246,438	84.4%	82.5%	6.2%	5.8%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

March 31, 2025
Principal and interest advances	$46,378
Escrow advances (taxes and insurance advances)	130,494
Foreclosure advances	106,196
Total	$283,068

Non-Agency Securities

Within our Non-Agency securities portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the rules promulgated thereunder. We also retain and own bonds from our consolidated private label mortgage securitizations which we eliminate in consolidation. The equity value is reflected in assets of consolidated CFEs and liabilities of consolidated CFEs on the consolidated balance sheets and is excluded from the tables below. As of March 31, 2025, 88.4% of our Non-Agency securities portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency securities portfolio as of March 31, 2025 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency securities	$8,913,777	$595,327	$96,514	$(52,383)	$639,458	$768,673
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Fair value which is equal to carrying value for all securities.
(C)Includes repurchase agreements on Non-Agency securities retained through consolidated securitizations.

The following tables summarize the characteristics of our Non-Agency securities portfolio and of the collateral underlying our Non-Agency securities as of March 31, 2025 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,913,777	$595,327	$639,458	594	4.7	3.8%	15.9	0.5	6.1%	3.3%	0.9%
(A)Excludes $64.2 million carrying value of Non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $193.7 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.
(E)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

The following table summarizes the net interest spread of our Non-Agency securities portfolio for the three months ended March 31, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.7%
Weighted average funding cost	6.3%
Net Interest Spread	(0.6)%
(A)The Non-Agency securities portfolio consists of 18.9% floating rate securities and 81.1% fixed-rate securities (accounted for on an amortized cost basis).

We finance our investments in Non-Agency securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of March 31, 2025 and December 31, 2024, the Company pledged Non-Agency securities, including securities retained through consolidated securitizations, with a carrying value of approximately $1.2 billion and $1.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency securities, including a summary of activity related to financing from December 31, 2024 to March 31, 2025.

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

As of March 31, 2025, we had approximately $3.5 billion outstanding face amount of loans included in residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $3.1 billion. We acquired these loans through open market purchases, loan origination through Newrez, bulk acquisitions and the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	March 31, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,866,929	$2,703,112	7,503	5.8%	25.6	$2,791,027
Residential mortgage loans, HFI, at fair value	384,304	354,003	7,220	8.0%	4.7	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	54,503	49,558	1,629	7.0%	4.3	51,011
Acquired non-performing loans(D)	18,138	14,690	219	9.4%	4.0	15,659
Total Residential Mortgage Loans, HFS	$72,641	$64,248	1,848	7.6%	4.2	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$339,705	$328,564	1,582	5.8%	22.2	$408,421
Acquired non-performing loans(D)(E)	285,134	263,040	1,302	5.0%	27.5	270,879
Originated loans	2,422,958	2,500,498	8,556	6.8%	28.6	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$3,047,797	$3,092,102	11,440	6.5%	27.8	$4,307,571
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
(D)As of March 31, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status except, as described in (E) below.
(E)Includes $226.3 million and $273.8 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value (“LTV”) ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. As of March 31, 2025 and December 31, 2024, the Company pledged residential mortgage loans with a carrying value of approximately $3.5 billion and $4.7 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2024 to March 31, 2025.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2024 to March 31, 2025.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from

SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through the Consumer Loan Companies, as of March 31, 2025 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (Months)	Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$192,644	32,849	18.0%	14.5%	245	44	2.2%	14.3%	4.9%
Marcus	$470,473	100,852	11.1%	—%	35	10	28.2%	23.0%	11.3%
Total / Weighted Average	$663,117	133,701	13.1%	4.2%	96	20	20.6%	20.5%	9.4%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2024 to March 31, 2025.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2024 to March 31, 2025.

Single-Family Rental Properties

We invest in our SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of March 31, 2025, our SFR portfolio consists of 4,007 properties with an aggregate carrying value of $1.0 billion, down from 4,049 properties with an aggregate carrying value of $1.0 billion as of December 31, 2024. During the three months ended March 31, 2025, we did not acquire any additional rental properties.

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

The following table summarizes certain key SFR property metrics as of March 31, 2025 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	91	2.3%	$16,658	1.6%	$183	87.9%	87.9%	94.1%	$1,579	1,540
Arizona	143	3.6%	$53,572	5.3%	$375	95.1%	95.1%	97.1%	$1,982	1,519
Florida	812	20.3%	$210,721	20.8%	$260	91.0%	91.1%	95.0%	$1,919	1,432
Georgia	737	18.4%	$169,528	16.8%	$230	90.9%	90.9%	95.4%	$1,894	1,767
Indiana	118	2.9%	$24,818	2.5%	$210	97.5%	97.5%	100.0%	$1,731	1,623
Mississippi	157	3.9%	$30,971	3.1%	$197	91.1%	91.1%	94.1%	$1,810	1,682
Missouri	358	8.9%	$69,551	6.9%	$194	92.2%	92.2%	97.1%	$1,634	1,408
Nevada	100	2.5%	$32,163	3.2%	$322	90.0%	90.0%	95.7%	$1,813	1,461
North Carolina	433	10.8%	$123,108	12.2%	$284	94.0%	94.0%	97.6%	$1,854	1,545
Oklahoma	52	1.3%	$11,193	1.1%	$215	88.5%	88.5%	92.0%	$1,507	1,592
Tennessee	85	2.1%	$27,589	2.7%	$325	84.7%	84.7%	92.3%	$1,944	1,495
Texas	919	23.0%	$241,611	23.8%	$263	68.5%	68.7%	93.8%	$1,908	1,750
Other U.S.	2	—%	$503	—%	$253	100.0%	100.0%	100.0%	$1,798	1,568
Total / Weighted Average	4,007	100.0%	$1,011,986	100.0%	$253	86.3%	86.4%	95.4%	$1,857	1,602

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 18 to our consolidated financial statements for further information regarding financing of our SFR properties.

Our Investment Portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our strategic partnership with Darwin to run a property management platform, Adoor Property Management LLC (“APM”). All of our SFR properties are currently managed through APM.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 16.5% and have initial terms typically ranging from 4 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of March 31, 2025, the average commitment size of our loans was $3.8 million, and the weighted average remaining term to contractual maturity of our loans was 12.4 months.

We receive loan origination fees, or “points,” and we earned an average of 1.1% of the total commitment at origination as of March 31, 2025. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. We also earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of and for the three months ended March 31, 2025 (dollars in thousands):

Loans originated(A)	$894,750
Loans repaid	$350,203
Number of loans originated	339
UPB	$2,330,788
Total commitment	$3,383,662
Average total commitment	$4,175
Weighted average contractual interest(B)	9.8%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of March 31, 2025 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	297	31.9%	$1,979,949	58.5%	71.1% / 61.2%
Bridge	371	39.9%	$1,081,800	32.0%	65.6%
Renovation	263	28.2%	$321,912	9.5%	82.8% / 67.9%
Total	931	100.0%	$3,383,661	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2024 to March 31, 2025.

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor and RCM Manager. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $34.8 billion in AUM as of March 31, 2025. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. RCM Manager externally manages Rithm Property Trust and may in the future manage additional entities.

AUM refers to the assets for which we provide investment management, advisory or certain other investment-related services. This is generally equal to the sum of (i) net asset value of the open-ended funds or gross asset value of real estate funds, (ii) uncalled capital commitments and (iii) par value of collateralized loan obligations.

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

For the three months ended March 31, 2025, our asset management revenues were $87.7 million, driven primarily by management fees and incentive income resulting from off-cycle crystallizations. Operating expenses for the Asset Management business primarily consist of amortization of intangible assets related to the acquisition of Sculptor by us, compensation and benefits and office and professional expenses.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. We believe that the estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results historically have generally been in line with our estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions.

Our critical accounting policies as of March 31, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of March 31, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost and gain on sale of loans less cost to originate. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans, or the Non-Agency securities held in our investment portfolio.

During the three months ended March 31, 2025, interest rates remained elevated, although decreased in comparison to the prior quarter and remained relatively flat when compared to the period ended March 31, 2024. Lower interest rates can increase a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2025 compared to the three months ended December 31, 2024 and the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$570,801	$531,279	$469,891	$39,522	$100,910
Change in fair value of MSRs and MSR financing receivables (includes realization of cash flows of $(146,891), $(180,480) and $(116,839), respectively)	(541,916)	563,484	84,175	(1,105,400)	(626,091)
Servicing revenue, net	28,885	1,094,763	554,066	(1,065,878)	(525,181)
Interest income	441,260	485,610	434,795	(44,350)	6,465
Gain on originated residential mortgage loans, HFS, net	159,789	201,641	142,458	(41,852)	17,331
Other revenues	50,773	55,412	58,348	(4,639)	(7,575)
Asset management revenues	87,672	258,871	70,951	(171,199)	16,721
	768,379	2,096,297	1,260,618	(1,327,918)	(492,239)
Expenses
Interest expense and warehouse line fees	419,054	449,386	409,827	(30,332)	9,227
General and administrative	237,546	233,629	205,052	3,917	32,494
Compensation and benefits	271,467	362,869	235,778	(91,402)	35,689
	928,067	1,045,884	850,657	(117,817)	77,410
Other Income (Loss)
Realized and unrealized gains (losses), net	207,395	(569,043)	(44,846)	776,438	252,241
Other income, net	9,073	11,227	15,784	(2,154)	(6,711)
	216,468	(557,816)	(29,062)	774,284	245,530
Income before Income Taxes	56,780	492,597	380,899	(435,817)	(324,119)
Income tax expense (benefit)	(23,930)	200,690	93,412	(224,620)	(117,342)
Net Income	80,710	291,907	287,487	(211,197)	(206,777)
Noncontrolling interests in income of consolidated subsidiaries	1,086	1,737	3,452	(651)	(2,366)
Redeemable noncontrolling interests in income of consolidated subsidiaries	813	—	—	813	813
Net Income Attributable to Rithm Capital Corp.	78,811	290,170	284,035	(211,359)	(205,224)
Change in redemption value of redeemable noncontrolling interests	15,611	—	—	15,611	15,611
Dividends on preferred stock	26,677	26,948	22,395	(271)	4,282
Net Income Attributable to Common Stockholders	$36,523	$263,222	$261,640	$(226,699)	$(225,117)
Percentage changes in the table above deemed “n/m” are not meaningful.

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$526,810	$494,361	$430,114	$32,449	$96,696
Ancillary and other fees	43,991	36,918	39,777	7,073	4,214
Servicing fee revenue, net and fees	570,801	531,279	469,891	39,522	100,910
Change in Fair Value Due To:
Realization of cash flows	(146,891)	(180,480)	(116,839)	33,589	(30,052)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(395,025)	743,964	201,014	(1,138,989)	(596,039)
Servicing Revenue, Net	$28,885	$1,094,763	$554,066	$(1,065,878)	$(525,181)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$(341,713)	$992,639	$270,174	$(1,334,352)	$(611,887)
Changes in discount rates	(4,323)	(31,811)	—	27,488	(4,323)
Changes in other factors	(48,989)	(216,864)	(69,160)	167,875	20,171
Change in Valuation and Assumptions	$(395,025)	$743,964	$201,014	$(1,138,989)	$(596,039)

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB
(dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
GSE	$447,489	$454,430	$357,963	$(6,941)	$89,526
Non-Agency	254,347	246,313	159,664	8,034	94,683
Ginnie Mae	143,020	143,097	129,914	(77)	13,106
Total	$844,856	$843,840	$647,541	$1,016	$197,315

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Performing Servicing	$516,840	$514,044	$450,735	$2,796	$66,105
Special Servicing	269,718	264,375	126,752	5,343	142,966
Serviced by third-parties	58,298	65,421	70,054	(7,123)	(11,756)
Total Servicing Portfolio	$844,856	$843,840	$647,541	$1,016	$197,315

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Servicing revenue, net decreased $1.1 billion, primarily driven by a $1.1 billion decrease in fair value of our MSRs portfolio during the three months ended March 31, 2025 compared to the prior quarter. The decrease in fair value during the first quarter 2025 was primarily driven by a decrease in the forward interest curve, resulting in a $395.0 million, or approximately 3.9%, negative mark on our over $10.1 billion MSRs value.

As of March 31, 2025, the performing loan servicing division serviced $516.8 billion UPB of loans, the special servicing division serviced $269.7 billion UPB of loans, including $244.2 billion UPB of third-party servicing, and third parties serviced $58.3 billion UPB of loans, for a total servicing portfolio of $844.9 billion UPB, representing a $1.0 billion increase from December 31, 2024, contributing to the increase in servicing fee revenue. The increase in servicing fee revenue was also driven by prospective classification of certain servicing costs to loan servicing expense within general and administrative. The decrease in UPB of MSRs serviced by third-parties was driven by the transfer of certain MSRs to in-house servicing during the first quarter of 2025.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Servicing revenue, net decreased $0.5 billion, primarily driven by a $0.6 billion decrease in fair value of our MSRs portfolio during the three months ended March 31, 2025 compared to three months ended March 31, 2024. The decrease in fair value during the first quarter 2025 was primarily driven by a decrease in the forward interest curve, resulting in a $395.0 million, or approximately 3.9%, negative mark on our over $10.1 billion MSRs value.

As noted above, our total servicing portfolio was $844.9 billion UPB as of March 31, 2025, representing a $197.3 billion increase from March 31, 2024, which resulted in the increase in servicing fee revenue. The increase in the total servicing portfolio UPB was driven by organic growth and the Computershare Acquisition in the second quarter of 2024, primarily UPB related to Special Servicing.

Interest Income

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Interest income for the three months ended March 31, 2025 decreased $44.4 million, primarily driven by decreased interest rates during the quarter resulting in lower custodial float earnings and securities interest income. Average custodial balance also decreased quarter over quarter due to paydowns, further contributing to the decrease in custodial float earnings.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Interest income for the three months ended March 31, 2025 increased $6.5 million, primarily driven by increased custodial float earnings as a result of higher average custodial balances driven by the Computershare Acquisition in the second quarter 2024. This was partially offset by decreased interest income on our Marcus consumer loans due to portfolio runoff throughout 2024.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Pull through adjusted lock volume	$12,451,587	$16,512,821	$11,706,289
Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.20%	3.77%	3.94%
Retail / Joint Venture	3.48%	3.76%	3.62%
Wholesale	1.33%	1.59%	1.33%
Correspondent	0.55%	0.54%	0.53%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.23%	1.14%	1.20%

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended
(dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,170	$1,661	$670	$(491)	$500
Retail / Joint Venture	580	742	1,185	(162)	(605)
Wholesale	1,537	2,330	1,098	(793)	439
Correspondent	8,542	12,526	7,867	(3,984)	675
Total Production by Channel	$11,829	$17,259	$10,820	$(5,430)	$1,009
Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Gain on originated residential mortgage loans, HFS, net decreased $41.9 million driven by a decrease in the pull through adjusted lock volume primarily driven by decreased production volume in the Correspondent channel.

For the three months ended March 31, 2025, funded loan origination volume was $11.8 billion, down from $17.3 billion in the prior quarter. 27.0% of all funded origination volume was refinance, down from 28.9% in the prior quarter, as interest rates remained elevated. While funded loan origination volume decreased quarter over quarter, gain on sale margin for the three months ended March 31, 2025 was 1.23%, 9 bps higher than 1.14% for the prior quarter, primarily due to a lower Correspondent channel mix.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Gain on originated residential mortgage loans, HFS, net increased $17.3 million driven by an increase in the pull through adjusted lock volume due to seasonal volume increases.

For the three months ended March 31, 2025, funded loan origination volume was $11.8 billion, up from $10.8 billion in the prior year. 27.0% of all funded origination volume was refinance, up from 17.0% in the prior year, as interest rates moved lower year-over-year. Gain on sale margin for the three months ended March 31, 2025 was 1.23%, 3 bps higher than 1.20% for the prior year, primarily due to improvements in Correspondent margins.

Other Revenues

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Other revenues decreased $4.6 million due to lower property inspection and maintenance revenue at Guardian.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Other revenues decreased $7.6 million due to lower property inspection and maintenance revenue at Guardian.

Asset Management Revenues

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Asset management revenues decreased $171.2 million due to the timing of incentive income crystallizations. Incentive income during the first quarter was driven by off-cycle crystallizations. Management fees remained comparable quarter over quarter.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Asset management revenues increased $16.7 million due to the timing of incentive income crystallizations. Incentive income during the first quarters of 2025 and 2024 were driven by off-cycle crystallizations. Management fees remained comparable year over year.

Interest Expense and Warehouse Line Fees

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Interest expense and warehouse line fees decreased $30.3 million primarily driven by decreased interest rates during the quarter on our variable rate financing.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Interest expense and warehouse line fees increased $9.2 million primarily driven by increased financing costs on our MSRs and servicer advances driven by portfolio growth as a result of the Computershare Acquisition in the second quarter 2024 and increased interest expense related to our private offering of the 2029 Senior Notes at the end of the first quarter 2024. This was partially offset by lower interest expense on the Marcus consumer loans due to portfolio runoff throughout 2024.

General and Administrative

General and administrative expenses consists of the following:

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Legal and professional	$24,638	$38,498	$21,489	$(13,860)	$3,149
Loan origination	14,677	15,771	15,435	(1,094)	(758)
Occupancy	14,490	16,459	15,946	(1,969)	(1,456)
Subservicing	16,756	16,557	19,428	199	(2,672)
Loan servicing	41,400	12,757	5,591	28,643	35,809
Property and maintenance	27,583	28,578	32,264	(995)	(4,681)
Depreciation and amortization	24,568	24,507	31,952	61	(7,384)
Information technology	29,691	31,617	29,388	(1,926)	303
Other	43,743	48,885	33,559	(5,142)	10,184
Total General and Administrative Expenses	$237,546	$233,629	$205,052	$3,917	$32,494

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

General and administrative expenses increased $3.9 million quarter over quarter, primarily attributable to increased loan servicing expenses driven by portfolio growth, boarding fees driven by the servicing transfer of certain MSRs to in-house servicing during the first quarter of 2025, and prospective classification of certain servicing costs from servicing revenue, net to loan servicing expense within general and administrative. The increase was partially offset by decreased legal and professional expenses related to prior quarter deal activity.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

General and administrative expenses increased $32.5 million year over year, primarily attributable to increased loan servicing expenses driven by portfolio growth, boarding fees driven by the servicing transfer of certain MSRs to in-house servicing during the first quarter of 2025, and prospective classification of certain servicing costs from servicing revenue, net to loan servicing expense within general and administrative. The increase was partially offset by decreased amortization on our intangible assets and decreased property and maintenance expense at Guardian during the first quarter of 2025.

Compensation and Benefits

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Compensation and benefits decreased $91.4 million, primarily due to the timing of Asset Management’s discretionary bonus accruals in the fourth quarter linked to fund performance.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Compensation and benefits increased $35.7 million, primarily due to increased loan servicing compensation at the operating company related to the Computershare acquisition in the second quarter of 2024.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Real estate and other securities	$114,526	$(254,690)	$(102,963)	$369,216	$217,489
Residential mortgage loans and REO	2,544	(4,653)	3,526	7,197	(982)
Derivative and hedging instruments	92,650	(282,444)	41,932	375,094	50,718
Notes and bonds payable	4,848	427	226	4,421	4,622
Consolidated CFEs(A)	16,442	8,259	16,412	8,183	30
Other(B)	(23,615)	(35,942)	(3,979)	12,327	(19,636)
Realized and unrealized gains (losses), net	207,395	(569,043)	(44,846)	776,438	252,241
Other income, net	9,073	11,227	15,784	(2,154)	(6,711)
Total Other Income (Loss)	$216,468	$(557,816)	$(29,062)	$774,284	$245,530
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Total other income (loss) was $216.5 million for the three months ended March 31, 2025 compared to $(557.8) million in the prior quarter. The quarter over quarter increase was primarily due to an increase in realized and unrealized gains, net, including a $744.3 million increase on our MSRs portfolio hedges including real estate and other securities and derivative and hedging instruments.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Total other income (loss) was $216.5 million for the three months ended March 31, 2025 compared to $(29.1) million in the prior year. The year over year increase was primarily due to an increase in realized and unrealized gains, net, including a $268.2 million increase on our MSRs portfolio hedges including real estate and other securities and derivative and hedging instruments.

Income Tax Expense (Benefit)

Three months ended March 31, 2025 compared to the three months ended December 31, 2024

Income tax expense decreased $224.6 million, of which $14.0 million related to an increase in current tax expense and $238.6 million related to a decrease in deferred tax expense. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs held within taxable entities partially offset by tax expense generated from increased valuation allowances on tax attributes of the asset management business. Current tax expense is driven primarily by income from foreign operations and return to provision adjustments.

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Income tax expense decreased $117.3 million, of which $14.6 million related to an increase in current tax expense and $131.9 million related to a decrease in deferred tax expense. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs held within taxable entities partially offset by tax expense generated from increased valuation allowances on tax attributes of the asset management business. Current tax expense is driven primarily by income from foreign operations and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the FHFA and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of March 31, 2025, approximately $1.3 billion of available liquidity was held at NRM and Newrez, of which $0.8 billion were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

Effective September 30, 2023, the Federal Housing Finance Agency (the “FHFA”) and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of March 31, 2025, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies), which became effective on December 31, 2024. These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. These revised requirements are expected to increase our capital and liquidity requirement and lower our return on capital.
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

As of March 31, 2025, our total outstanding debt obligations amounted to $32.5 billion and are comprised of secured financing agreements, secured notes and bonds payable, unsecured notes and notes payable of consolidated CFEs. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $16.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2025
	Outstanding Balance at March 31, 2025	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$10,762,429	$10,100,950	$10,768,752	5.03%
Non-Agency securities	768,673	737,322	768,673	6.49%
Residential mortgage loans	2,830,168	2,707,909	4,096,919	5.83%
Residential transition loans	243,139	355,899	566,341	6.86%
Secured Notes and Bonds Payable:
MSRs	2,809,703	3,600,026	3,740,139	7.09%
Servicer advances	2,201,864	1,345,588	2,392,442	6.56%
Total / Weighted Average	$19,615,976	$18,847,694	$22,333,266	5.69%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Secured Financing Agreements:
Government and government-backed securities	$10,100,950	$11,101,046	$11,532,297	$11,014,369
Non-Agency securities	737,322	648,839	634,620	639,828
Residential mortgage loans and REO	2,707,909	3,245,735	3,047,851	2,796,443
Residential transition loans	355,899	116,553	155,477	198,942
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of its senior unsecured notes due April 1, 2029 (the “2029 Senior Notes”), with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024. Net proceeds from the issuance of the 2029 Senior Notes were approximately $759.0 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2029 Senior Notes mature on April 1, 2029 and are redeemable at any time and from time to time on or after April 1, 2026, at prices ranging from 104% to 100% of the principal amount. On September 16, 2020, the Company issued $550.0 million aggregate principal amount of its senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes”), with interest payable semi-annually in arrears on each of April 15th and October 15th, commencing on April 15, 2021. Net proceeds from the issuance were $544.5 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2025 Senior Notes mature on October 15, 2025 and became redeemable at any time and from time to time on October 15, 2022. Starting in October 2024, the Company may redeem the 2025 Senior Notes at par. In connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million of its 2025 Senior Notes for cash in a total amount of $282.4 million, leaving $275.0 million aggregate principal amount of the 2025 Senior Notes outstanding. The Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued (the “2025 Notes Indenture”) and the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”) each contain a requirement that the Company maintain Total Unencumbered Assets (as defined in each of the 2029 Notes Indenture and the 2025 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company. For more information regarding our indebtedness, refer to Note 18 of the consolidated financial statements.

Maturities

Our debt obligations as of March 31, 2025, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
April 1 through December 31, 2025	$1,123,951	$16,318,281	$17,442,232
2026	2,332,961	3,343,325	5,676,286
2027	666,970	307,000	973,970
2028	857,162	377,869	1,235,031
2029	70,000	1,025,000	1,095,000
2030 and thereafter	5,784,572	—	5,784,572
	$10,835,616	$21,371,475	$32,207,091
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.7 billion, $3.8 billion, $0.3 billion, and $3.3 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $16.7 billion, $5.3 billion, $1.1 billion, and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2025.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at March 31, 2025 was $1.5 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2025, we had outstanding secured financing agreements with an aggregate face amount of approximately $16.8 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.8 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of March 31, 2025, our total borrowing capacity under our secured financing arrangements was $25.5 billion with $11.6 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

The use of to-be-announced forward contract position (“TBA”) dollar roll transactions generally increases our funding diversification, expands our available pool of assets and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repurchase financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repurchase funded transactions offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this Report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)				Dividends Declared per Share
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024			Three Months Ended March 31,
Series(B)					Issuance Discount	Carrying Value(C)	2025	2024
Series A, issued July 2019(C)(F)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$0.64	$0.47
Series B, issued August 2019(C)(F)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	0.63	0.45
Series C, issued February 2020(C)(G)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	0.59	0.40
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	0.44	0.44
Total	49,964,122	51,964,122	$1,249,104	$1,299,104		$1,207,254	$2.30	$1.76
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the first quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(G)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the first quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.

From and including the date of original issue (July 2, 2019 for the Series A and August 15, 2019 for the Series B) but excluding August 15, 2024, holders of shares of our Series A and Series B were entitled to receive cumulative cash dividends at a rate of 7.50% and 7.125% per annum of the $25.00 liquidation preference per share (equivalent to $1.875 and $1.781 per annum per share), respectively. From and including August 15, 2024, holders of our Series A and Series B are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-London Interbank Offered Rate (“LIBOR”) cessation fallback language in the Certificate of Designations for each of our Series A and Series B. From and including the date of original issue (February 14, 2020 for the Series C and September 17, 2021 for the Series D as defined below)) but excluding February 15, 2025 and November 15, 2026, holders of shares of our Series C and 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 6.375% and 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.594 and $1.750 per annum per share), respectively. From and including February 15, 2025, holders of our Series C are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-LIBOR cessation fallback language in the Certificate of Designations for our Series C. Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the quarter ended March 31, 2025 were $27.3 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the three months ended March 31, 2025, 9.0 million shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock and redeemed 2,000,000 shares of its Series A for $50.0 million.

On September 24, 2024, Rithm Capital issued in a public offering 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the three months ended March 31, 2025 were $132.5 million.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
Beginning of period — cash and cash equivalents and restricted cash	$1,917,809	$1,697,095	$220,714

Net cash provided by (used in) operating activities	1,421,267	(1,314,546)	2,735,813
Net cash used in investing activities	(1,304,457)	(4,050,190)	2,745,733
Net cash provided by financing activities	55,953	5,225,635	(5,169,682)
Net increase (decrease) in cash and cash equivalents and restricted cash	172,763	(139,101)	311,864

End of Period — Cash and Cash Equivalents and Restricted Cash	$2,090,572	$1,557,994	$532,578

Operating Activities

Net cash provided by (used in) operating activities was approximately $1.4 billion and $(1.3) billion for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by operating activities is primarily attributable to proceeds from residential mortgage loan repayments, offset by lower volume of mortgage originations resulting from a decrease in refinance activity as interest rates remained elevated.

Investing Activities

Net cash used in investing activities was approximately $1.3 billion and $4.1 billion for the three months ended March 31, 2025 and 2024, respectively. The net cash used in investing activities is primarily attributable to purchases of government-backed securities.

Financing Activities

Net cash provided by financing activities were approximately $0.1 billion and $5.2 billion for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by financing activities is primarily attributable to borrowings and proceeds on warehouse facilities, repurchase agreements, and non-qualified mortgage securitizations.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of March 31, 2025 there was $8.6 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our Asset Management business. The Company’s involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of March 31, 2025, our maximum exposure to loss of $934.0 million represents the potential loss of current investments or income and fees receivables from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of March 31, 2025, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of March 31, 2025, we had the following material contractual obligations:

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
See Note 25 and Note 27 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to March 31, 2025, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $143.5 million of unfunded and available revolving credit privileges as of March 31, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $1.3 billion of additional advances on existing mortgage loans as of March 31, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of March 31, 2025, the Company has an unfunded capital commitment to fund up to $86.9 million on an existing loan to a certain commercial real estate borrower. As of March 31, 2025, the Company has unfunded capital commitments of $286.5 million to certain funds Sculptor manages, of which $21.3 million relates to commitments of consolidated funds. Approximately $126.8 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Lastly, during the first quarter of 2025, the Company, through a consolidated subsidiary, entered into a joint venture which the company consolidates, with a third party to acquire an interest in an affiliated fund. As of March 31, 2025, the unfunded capital commitment to the consolidated joint venture was $155.5 million, of which $124.4 million is expected to be funded by the third-party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices and other market-based risks. The primary market risks that we are exposed to are interest rate risk, mortgage basis spread risk, prepayment rate risk and credit risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions (other than TBAs) are for non-trading purposes only. For a further discussion of how market risk may affect our financial position or results of operations, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates.”

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and Non-Agency securities to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our

MSRs and Excess MSRs, we have recapture agreements, as described in Note 5 and Note 13 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to increase and the value of loans and Non-Agency securities to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

In addition, changes in interest rates may impact our ability to exercise our call rights and to realize or maximize potential profits from them. A significant portion of the residential mortgage loans underlying our call rights bear fixed-rates and may decline in value during a period of rising market interest rates. Furthermore, rising rates could cause prepayment rates on these loans to decline, which would delay our ability to exercise our call rights. These impacts could be at least partially offset by potential declines in the value of Non-Agency securities related to the call rights, which could then be acquired more cheaply, and in credit spreads, which could offset the impact of rising market interest rates on the value of fixed-rate loans to some degree. Conversely, declining interest rates could increase the value of our call rights by increasing the value of the underlying loans.

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis) including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	March 31, 2025	December 31, 2024
+50bps	+67.0	+27.4
+25bps	+51.6	+24.5
-25bps	-87.8	-46.3
-50bps	-211.7	-114.3
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	March 31, 2025	December 31, 2024
+20bps	+37.3	-2.8
+10bps	+18.7	-1.4
-10bps	-18.7	+1.4
-20bps	-37.3	+2.8
(A)Amounts shown are pre-tax.

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs and MSR financing receivables, Excess MSRs, the base fee component of MSRs (which we own as part of our servicer advance investments), Non-Agency securities and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs and MSR financing receivables, Excess MSRs or the base fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs and MSR financing receivables, Excess MSRs or our right to the base fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our MSRs, MSR financing receivables, Excess MSRs, servicer advance investments, securities and loans to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and Non-Agency securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, and we do anticipate credit risk related to Non-Agency securities, residential mortgage loans and consumer loans.

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

For our MSRs, MSR financing receivables and Excess MSRs on Agency collateral and our Agency RMBS, delinquency and default rates have an effect similar to prepayment rates. Our Excess MSRs on Non-Agency portfolios are not directly affected by delinquency rates, because the servicer continues to advance principal and interest until a default occurs on the applicable loan, so delinquencies decrease prepayments therefore having a positive impact on fair value, while increased defaults have an effect similar to increased prepayments. For our Non-Agency securities and loans, higher default rates can lead to greater loss of principal. For our call rights, higher delinquencies and defaults could reduce the value of the underlying loans, therefore reducing or eliminating the related potential profit.

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

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and should not be limited to those referenced herein or therein. The following risks and uncertainties related to Rithm Acquisition Corp., a SPAC sponsored by us, supplement the risk factors found under Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K:

Our sponsorship of and investment in Rithm Acquisition Corp. may expose us to increased risks and liabilities.

In the first quarter of 2025, we sponsored the $230.0 million initial public offering of Rithm Acquisition Corp., a special purpose acquisition company (“SPAC”), formed for the purpose of entering into a business combination with one or more businesses, with a focus on businesses in the financial services, real estate and infrastructure sectors. Through our subsidiary Rithm Acquisition Corp Sponsor LLC, we own substantially all of the SPAC’s outstanding Class B ordinary shares and have the power to significantly influence the SPAC’s activities prior to the completion of a business combination. There are a number of risks associated with our sponsorship of Rithm Acquisition Corp., including, but not limited to, the following:
•we may lose all or a portion of our investment in Rithm Acquisition Corp. if it does not execute a business combination during the finite permitted time period;

•there is substantial uncertainty regarding, among other things, potential litigation risks associated with transactions executed by SPACs and whether regulatory, tax or other authorities will implement additional or adverse policies relating to, or initiate additional enforcement actions targeting, SPACs and SPAC investments; and
•regulatory scrutiny of and enforcement activities directed toward SPACs and other blank check companies have increased and may continue to increase. For example, in January 2024, the SEC adopted new rules that impose significant additional procedural and disclosure requirements on initial public offerings by SPACs and in business combination transactions involving SPACs and private operating companies. The SEC has also brought enforcement actions against SPACs and their sponsors for misleading claims in advance of proposed business combinations. In addition, litigation challenging completed and pending acquisitions by SPACs has increased, and in such litigation, it is possible that sponsors and/or their director designees may be held liable either for breaches of fiduciary duties owed to the SPAC’s public stockholders or for certain actions or omissions by the SPAC, including the failure by the SPAC to comply with applicable securities laws. Litigation has also arisen asserting that SPACs are violating federal securities laws by operating as unregistered investment companies. Any liabilities arising from these developments could adversely impact our business as well as harm our reputation.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

May 2, 2025

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

May 2, 2025