Form 10-Q
period 2025-06-30
Rithm Capital Corp.
filed 2025-08-01
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $0.01 par value per share: 530,292,171 shares outstanding as of July 29, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to and are based on, among other things, the operating performance of our investments, the stability of our earnings, our financing needs, certain assumptions, future expectations, future plans and strategies, projections of results of operations, cash flows or financial condition, the size and/or attractiveness of market opportunities, the residential and commercial real estate markets and general economic conditions or other forward-looking information. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and under Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. These risks and factors include, among others:

•our ability to successfully operate our business strategies and generate sufficient revenue;
•the value of our investments, including the valuation methodologies used for certain assets in our funds, is based on various assumptions that could prove to be incorrect and could have a negative impact on our financial results;
•the risks related to our origination and servicing operations, including, but not limited to, compliance with applicable federal, state and local laws, regulations and other requirements, including changes in regulatory oversight; significant increases in loan delinquencies; compliance with the terms of related servicing agreements; financing related to servicer advances, mortgage servicing rights (“MSRs” and each mortgage servicing right, an “MSR”) and our origination business; expenses related to servicing high risk loans; unrecoverable or delayed recovery of servicing advances; foreclosure rates; servicer ratings; and termination of government mortgage refinancing programs;
•changes in general economic conditions, including the impacts of tariffs and inflation or other governmental changes, a general economic slowdown, increased market volatility or a severe recession in our industry or in the commercial finance, asset management and real estate sectors, including the impact on the value of our assets or the performance of our investments;
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
•cybersecurity incidents and technology disruptions or failures, including risks related to the use of artificial intelligence by us and our customers;
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
•risks related to our Asset Management business, which includes, but is not limited to, Sculptor Capital Management, Inc. (together with its affiliates, “Sculptor”) and Sculptor’s funds, including, but not limited to, redemption risk, market risk, historical return-related risk, risks related to investment professionals, leverage risk, diligence risk, liquidity risk, risks related to the liquidation of the funds and loss of management fees, valuation risk, risks related to minority investments, foreign investment risk, regulatory risk, risks related to hedging, risks related to conflicts of interest and risk management and investment strategy risks, as well as any risks related to our management of Rithm Property Trust Inc. (“Rithm Property Trust”);
•risks associated with our Genesis Capital LLC (“Genesis”) business, including but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and concentration risk;
•risks associated with our single-family rental (“SFR”) business, including but not limited to the impact of seasonal fluctuations, regulation of the SFR industry, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
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
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for United States of America (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
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
•the risk that actions by the GSEs, the Government National Mortgage Association (“Ginnie Mae” and, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”) or other regulatory initiatives or actions may adversely affect returns from investments in MSRs and Excess MSRs and may lower gain on sale margins;
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

We also direct readers to other risks and uncertainties referenced under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and under Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,360,063	$10,321,671
Government and government-backed securities (includes $8,844,111 and $9,711,346 at fair value, respectively)	8,868,879	9,736,116
Residential mortgage loans, held-for-sale (includes $4,126,335 and $4,307,571 at fair value, respectively)(A)	4,187,301	4,374,241
Residential mortgage loans, held-for-investment, at fair value	343,333	361,890
Consumer loans held-for-investment, at fair value(A)	465,231	665,565
Residential transition loans, at fair value	2,497,764	2,178,075
Residential mortgage loans subject to repurchase	2,264,600	2,745,756
Single-family rental properties	1,002,261	1,028,295
Cash and cash equivalents(A)	1,600,948	1,458,743
Restricted cash(A)	485,402	308,443
Servicer advances receivable	2,713,742	3,198,921
Other assets (includes $2,611,330 and $2,311,979 at fair value, respectively)(A)	4,660,827	4,563,415
Assets of Consolidated CFEs(A):
Investments, at fair value and other assets	4,865,602	5,107,826
Total Assets	$44,315,953	$46,048,957
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$15,897,778	$16,782,467
Secured notes and bonds payable (includes $160,433 and $185,460 at fair value, respectively)(A)	9,764,857	10,298,075
Residential mortgage loan repurchase liability	2,264,600	2,745,756
Unsecured notes, net of issuance costs	1,414,497	1,204,220
Dividends payable	160,967	153,114
Accrued expenses and other liabilities (includes $532,422 and $525,486 at fair value, respectively)(A)	2,361,386	2,630,771
Liabilities of Consolidated CFEs(A):
Notes payable, at fair value and other liabilities	4,131,696	4,348,244
Total Liabilities	35,995,781	38,162,647
Commitments and Contingencies (Note 26)
Redeemable Noncontrolling Interests of Consolidated Subsidiaries (Note 23)	260,963	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 49,964,122 and 51,964,122 issued and outstanding, $1,249,104 and $1,299,104 aggregate liquidation preference, respectively	1,207,254	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 530,292,171 and 520,656,256 issued and outstanding, respectively	5,303	5,206
Additional paid-in capital	6,652,587	6,528,613
Retained earnings (accumulated deficit)	18,399	(46,985)
Accumulated other comprehensive income	64,840	50,886
Stockholders’ Equity in Rithm Capital Corp.	7,948,383	7,794,974
Noncontrolling interests in equity of consolidated subsidiaries	110,826	91,336
Total Stockholders’ Equity	8,059,209	7,886,310
Total Liabilities and Equity	$44,315,953	$46,048,957
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs classified as collateralized financing entities (“CFEs”) that are presented separately and measured under the CFE election. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of June 30, 2025 and December 31, 2024, total assets of such consolidated VIEs were $6.2 billion and $6.3 billion, respectively, and total liabilities of such consolidated VIEs were $4.9 billion and $5.2 billion, respectively. See Note 20 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$574,817	$498,978	$1,145,618	$968,869
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(176,680), $(165,138), $(323,571) and $(281,977), respectively)	(155,005)	(141,884)	(488,383)	(122,966)
Servicing revenue, net	419,812	357,094	657,235	845,903
Interest income	478,455	478,653	919,715	913,448
Gain on originated residential mortgage loans, held-for-sale, net	169,698	153,741	329,487	296,199
Other revenues	54,066	56,500	104,839	114,848
Asset management revenues	95,008	109,433	182,680	180,384
	1,217,039	1,155,421	2,193,956	2,350,782
Expenses
Interest expense and warehouse line fees	417,868	465,944	836,922	875,771
General and administrative	239,575	214,474	477,121	419,526
Compensation and benefits	294,407	270,448	565,874	506,226
	951,850	950,866	1,879,917	1,801,523
Other Income (Loss)
Realized and unrealized gains, net	22,741	59,217	21,598	79,628
Other income, net	18,478	26,393	27,551	42,177
	41,219	85,610	49,149	121,805
Income before Income Taxes	306,408	290,165	363,188	671,064
Income tax expense (benefit)	(11,598)	51,648	(35,528)	145,060
Net Income	318,006	238,517	398,716	526,004
Noncontrolling interests in income of consolidated subsidiaries	3,169	2,961	4,255	6,413
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,120	—	3,933	—
Net Income Attributable to Rithm Capital Corp.	311,717	235,556	390,528	519,591
Change in redemption value of redeemable noncontrolling interests	—	—	15,611	—
Dividends on preferred stock	27,818	22,395	54,495	44,790
Net Income Attributable to Common Stockholders	$283,899	$213,161	$320,422	$474,801

Net Income per Share of Common Stock
Basic	$0.54	$0.44	$0.61	$0.98
Diluted	$0.53	$0.43	$0.60	$0.97
Weighted Average Number of Shares of Common Stock Outstanding
Basic	530,171,540	486,721,836	527,154,950	485,029,307
Diluted	537,347,700	490,981,282	534,011,117	488,456,392

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$318,006	$238,517	$398,716	$526,004
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities, net of tax	3,210	412	7,951	2,015
Cumulative translation adjustment, net of tax	3,353	(158)	6,003	(934)
Comprehensive Income	324,569	238,771	412,670	527,085
Comprehensive income attributable to noncontrolling interests	3,169	2,961	4,255	6,413
Comprehensive income attributable to redeemable noncontrolling interests	3,120	—	3,933	—
Comprehensive Income Attributable to Rithm Capital Corp.	$318,280	$235,810	$404,482	$520,672

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	49,964,122	$1,207,254	530,122,477	$5,301	$6,635,226	$(129,934)	$58,277	$7,776,124	$108,716	$7,884,840
Dividends declared on common stock	—	—	—	—	—	(132,573)	—	(132,573)	—	(132,573)
Dividends declared on preferred stock	—	—	—	—	—	(27,818)	—	(27,818)	—	(27,818)
Capital contributions	—	—	—	—	—	—	—	—	1,662	1,662
Capital distributions	—	—	—	—	—	—	—	—	(2,721)	(2,721)
Director share grants and stock-based compensation	—	—	169,694	2	17,361	(2,993)	—	14,370	—	14,370
Comprehensive Income:
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	311,717	—	311,717	3,169	314,886
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3,210	3,210	—	3,210
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	3,353	3,353	—	3,353
Total comprehensive income, excluding amounts attributable to redeemable noncontrolling interests								318,280	3,169	321,449
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	51,964,122	$1,257,254	483,477,713	$4,836	$6,075,080	$(232,119)	$44,501	$7,149,552	$93,820	$7,243,372
Dividends declared on common stock	—	—	—	—	—	(122,433)	—	(122,433)	—	(122,433)
Dividends declared on preferred stock	—	—	—	—	—	(22,395)	—	(22,395)	—	(22,395)
Capital contributions	—	—	—	—	—	—	—	—	30,297	30,297
Capital distributions	—	—	—	—	—	—	—	—	(7,015)	(7,015)
Issuance of common stock	—	—	6,097,793	60	69,190	—	—	69,250	—	69,250
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	156,916	1	18,602	(1,794)	—	16,809	—	16,809
Comprehensive Income:
Net income	—	—	—	—	—	235,556	—	235,556	2,961	238,517
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	412	412	—	412
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(158)	(158)	—	(158)
Total comprehensive income								235,810	2,961	238,771
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,755	$7,326,593	$94,021	$7,420,614

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(265,104)	—	(265,104)	—	(265,104)
Dividends declared on preferred stock	—	—	—	—	—	(54,495)	—	(54,495)	—	(54,495)
Capital contributions	—	—	—	—	—	—	—	—	21,863	21,863
Capital distributions	—	—	—	—	—	—	—	—	(6,628)	(6,628)
Issuance of common stock	—	—	9,020,000	90	107,322	—	—	107,412	—	107,412
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	615,915	7	29,959	(5,545)	—	24,421	—	24,421
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	390,528	—	390,528	4,255	394,783
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	7,951	7,951	—	7,951
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	6,003	6,003	—	6,003
Total comprehensive income, excluding amounts attributable to redeemable noncontrolling interests								404,482	4,255	408,737
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(243,302)	—	(243,302)	—	(243,302)
Dividends declared on preferred stock	—	—	—	—	—	(44,790)	—	(44,790)	—	(44,790)
Capital contributions	—	—	—	—	—	—	—	—	32,435	32,435
Capital distributions	—	—	—	—	—	—	—	—	(12,881)	(12,881)
Issuance of common stock	—	—	6,097,793	60	69,190	—	—	69,250	—	69,250
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	408,390	4	19,360	(1,543)	—	17,821	—	17,821
Comprehensive Income:
Net income	—	—	—	—	—	519,591	—	519,591	6,413	526,004
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	2,015	2,015	—	2,015
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(934)	(934)	—	(934)
Total comprehensive income								520,672	6,413	527,085
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,755	$7,326,593	$94,021	$7,420,614

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$398,716	$526,004
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	(7,920)	262,460
Change in fair value of secured notes and bonds payable	24,028	2,451
Gain on settlement of investments, net	(11,488)	(322,944)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(329,487)	(296,199)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(40)	(3,151)
Accretion and other amortization	(34,331)	(45,137)
Provision for (reversal of) credit losses on securities, loans and REO	(2,932)	1,268
Non-cash portions of servicing revenue, net	508,682	152,315
Deferred tax provision	(55,148)	145,217
Mortgage loans originated and purchased for sale, net of fees	(29,403,351)	(26,721,645)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	29,143,670	24,615,975
Loan repayment proceeds of consolidated entities	493,817	191,962
Interest received from servicer advance investments, RMBS, loans and other	23,066	20,744
Interest received from reverse repurchase agreements	—	39,333
Loan originations and investment purchases of consolidated CFEs	(390,045)	(12,378)
Changes in:
Servicer advances receivable, net	463,308	240,698
Other assets	165,319	129,409
Accrued expenses and other liabilities	(121,677)	(126,322)
Net cash provided by (used in) operating activities	864,187	(1,199,940)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	—	(603,778)
Purchase of servicer advance investments	(350,377)	(400,652)
Purchase of Excess MSRs	—	(122,887)
Purchase of government-backed and other securities	(1,478,667)	(1,330,079)
Proceeds from sale of government-backed and other securities	1,291	—
Purchase of Treasury securities	(49,468)	(5,047,710)
Treasury sales and Treasury securities payable	2,013,706	4,673,753
Reverse repurchase agreements entered and repurchase agreements closed	(507,863)	(1,747,581)
Reverse repurchase agreements closed and repurchase agreements entered	503,863	2,020,226
Maturity of Treasury securities	50,000	25,000
Purchase of SFR properties, MSRs and other assets	(190,305)	(149,950)
Origination of residential transition loans	(1,709,128)	(1,324,448)
Draws on revolving consumer loans	(11,669)	(10,098)
Net settlement of derivatives and hedges	(52,075)	372,808
Return of investments in Excess MSRs	22,082	22,270
Return of investments in equity method investees	3,343	25,376
Principal repayments from servicer advance investments	376,142	419,513
Principal repayments from government, government-backed and other securities	361,622	400,802
Principal repayments from residential mortgage loans	22,140	24,022
Principal repayments from consumer loans	198,992	300,193
Principal repayments and sales proceeds of residential transition loans	766,439	798,720
Principal repayments and sales proceeds of investments of consolidated CFEs	607,445	236,753
Loan originations and investment purchases of consolidated CFEs	—	(4,766)
Settlement of sale of MSRs and MSR financing receivables	197	(2,404)
Proceeds from sale of REO	19,032	13,612
Net cash provided by (used in) investing activities	596,742	(1,411,305)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Financing Activities
Repayments of secured financing agreements	(32,257,543)	(39,071,785)
Repayments of warehouse credit facilities including those related to the initial consolidation of CLOs	(35,288,354)	(26,874,997)
Repayment of unsecured notes	(291,476)	(275,000)
Net settlement of margin deposits under repurchase agreements and derivatives	181,335	(502,647)
Repayments of secured notes and bonds payable	(3,812,544)	(2,959,966)
Deferred financing fees	(16,562)	(12,225)
Dividends paid on common and preferred stock	(316,178)	(286,596)
Borrowings under secured financing agreements	31,272,394	40,053,308
Borrowings under warehouse credit facilities	35,362,956	28,510,564
Borrowings under notes receivable financing	—	352,683
Borrowings under secured notes and bonds payable	3,284,314	2,353,384
Proceeds from issuance of unsecured senior notes	495,000	767,103
Proceeds from issuance of debt obligations of consolidated CFEs	—	874,615
Repayments of debt obligations of consolidated CFEs	(170,873)	(515,338)
Issuance of common stock	107,412	69,250
Repurchase of preferred stock	(50,000)	—
Net proceeds from issuance of Class A Units of SPAC	230,000	—
Contributions from noncontrolling and redeemable noncontrolling interests	49,323	32,435
Distributions to noncontrolling and redeemable noncontrolling interests	(7,058)	(12,881)
Purchase of noncontrolling interest	—	(26,042)
Net cash provided by (used in) financing activities	(1,227,854)	2,475,865

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	233,075	(135,380)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,917,809	1,697,095
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,150,884	$1,561,715

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$898,609	$838,256
Cash paid during the period for income taxes	16,582	2,956
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	160,967	143,199
Transfer from residential mortgage loans to REO and other assets	16,556	8,841
Real estate securities retained from loan securitizations	59,054	—
Residential mortgage loans subject to repurchase	2,264,600	1,905,625

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital” or the “Company”) is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation and currently operates as an internally managed real estate investment trust (“REIT”).

Rithm Capital seeks to generate long-term value for its investors by using its investment expertise to identify, manage and invest in real estate related and other financial assets and through its broader asset management capabilities in order to provide investors with attractive risk-adjusted returns. The Company’s investments in real estate related assets include its equity interest in operating companies, including leading origination and servicing platforms held through wholly-owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rental (“SFR”) properties, title, appraisal and property preservation and maintenance businesses. The Company’s real estate related strategy involves opportunistically pursuing acquisitions and seeking to establish strategic partnerships that the Company believes enable it to maximize the value of its investments by offering products and services related to the lifecycle of each mortgage loan and underlying residential property or collateral. Rithm Capital’s asset management business primarily operates through its wholly-owned subsidiaries, Sculptor Capital Management, Inc. (“Sculptor”) and its affiliates, acquired on November 17, 2023, RCM GA Manager LLC (“RCM Manager”) and Rithm Capital Advisors LLC (“RCA”).

As of June 30, 2025, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management.

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

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the Agencies. Loans originated outside of the GSEs, guidelines of the Federal Housing Administration (“FHA”), U.S. Department of Agriculture or Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

With respect to Rithm’s Asset Management business, Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. RCM Manager manages Rithm Property Trust Inc. (“Rithm Property Trust”), a publicly traded mortgage REIT, pursuant to a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”), and RCA serves as an investment adviser to funds and managed accounts.

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

Reclassifications — Certain prior period amounts in Rithm Capital’s consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. In particular, the Company reclassified gains and losses related to certain derivatives and government and government-backed securities economically hedging mortgage servicing rights (“MSRs” and each, mortgage servicing right, an “MSR”) that were previously reported within realized and unrealized gains (losses), net, to the change in fair value of MSRs and MSR financing receivables, net of economic hedges line item on the consolidated statements of operations. Such reclassifications had no impact on net income, total assets, total liabilities, stockholders’ equity or cash position.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Use of Estimates — The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities, the determination of whether or not to consolidate a VIE or a voting interest entity (“VOE”) and accounting for goodwill. Actual results could differ from those estimates and such differences could be material.

Redeemable Noncontrolling Interests — The Company recognizes redeemable noncontrolling interests at their redemption amount each reporting period. Changes in the redemption amount are recognized as they occur with an adjustment to the carrying value at the end of each reporting period through additional paid-in capital in an amount equal to the difference between the carrying value of the interests (adjusted for the earnings attributable to noncontrolling interest holders) and their redemption value. The accretion of the redeemable noncontrolling interest to redemption value is recorded within change in redemption value of redeemable noncontrolling interests in the consolidated statements of operations. The Class A ordinary shares of the consolidated SPAC and certain units issued by a consolidated entity have redemption rights that are considered to be outside of the Company’s control, and as a result, these shares are presented as redeemable noncontrolling interests of consolidated subsidiaries on the consolidated balance sheets. Profits and losses attributable to these interests are presented as redeemable noncontrolling interests in income of consolidated subsidiaries in the consolidated statements of operations. The redeemable noncontrolling interest related to the SPAC was initially recorded at the original issue price, net of offering costs and the initial fair value of separately traded warrants.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies the guidance for identifying the accounting acquirer in business combinations effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. This ASU is effective for the Company on January 1, 2027, with early adoption permitted and is applied prospectively to acquisitions after the adoption date. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.

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

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $14.9 million of Computershare Acquisition related costs that were expensed for the six months ended June 30, 2024. These costs were grouped and presented within compensation and benefits and general and administrative expenses in the consolidated statements of operations.

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

Measurement Period Adjustments

The following table summarizes the provisional amounts recognized related to the Computershare Acquisition as of the acquisition date, as well as adjustments made during the measurement period to arrive at the final allocation of the total consideration paid for acquired assets and assumed liabilities:

	Preliminary Amounts as of the Acquisition Date	Subsequent Adjustments to Fair Value(A)	Final Amounts as of the Acquisition Date
Total Consideration	$708,026	$7,432	$715,458

Assets:
Residential mortgage loans, held-for-sale	2,402	—	2,402
Servicer advances receivable	275,782	(6,298)	269,484
Mortgage servicing rights, at fair value	696,462	3,745	700,207
Cash and cash equivalents	102,011	(18)	101,993
Restricted cash	2,237	34	2,271
Other assets	84,028	(972)	83,056
Total Assets Acquired	1,162,922	(3,509)	1,159,413

Liabilities:
Accrued expenses and other liabilities	236,141	(10,197)	225,944
Secured notes and bonds payable	190,596	—	190,596
Total Liabilities Assumed	426,737	(10,197)	416,540

Net Assets	736,185	6,688	742,873

Bargain Purchase Gain	$28,159	$(744)	$27,415
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and six months ended June 30, 2024 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

Pro Forma	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$1,172,239	$2,484,622
Income before income taxes	293,203	694,194

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transaction costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Computershare Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Computershare Acquisition occurred on January 1, 2023.

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

In 2024, Rithm Capital reevaluated and revised the composition of its reportable segments based on the changes to its management reporting structure and performance assessment. MSR portfolio serviced by third-parties, government and government-backed securities, including corresponding hedges, servicer advances receivable and Guardian’s operations that were previously reflected within the Investment Portfolio segment are now reflected within the Origination and Servicing segment. Segment information for prior periods has been recast to reflect these changes. Additionally, the Mortgage Loans Receivable segment was renamed to Residential Transitional Lending.

Effective first quarter of 2025, new purchases of government and government-backed securities are reflected within the Investment Portfolio or the Origination and Servicing segment based on the nature of the business activity and performance assessment.

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

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended June 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$574,817	$—	$—	$—	$—	$574,817
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(176,680))	(155,005)	—	—	—	—	(155,005)
Servicing revenue, net	419,812	—	—	—	—	419,812
Interest income	309,940	82,143	75,405	7,841	3,126	478,455
Gain on originated residential mortgage loans, held-for-sale, net	168,438	1,260	—	—	—	169,698
Other revenues	27,439	26,627	—	—	—	54,066
Asset management revenues	—	—	—	95,008	—	95,008
Total Revenues	925,629	110,030	75,405	102,849	3,126	1,217,039
Interest expense and warehouse line fees	283,616	69,904	33,620	8,710	22,018	417,868
Other segment expenses(A)	146,989	22,162	5,234	26,487	14,909	215,781
Compensation and benefits	190,169	1,004	15,308	67,401	20,525	294,407
Depreciation and amortization	6,281	7,849	2,289	7,348	27	23,794
Total Operating Expenses	627,055	100,919	56,451	109,946	57,479	951,850
Realized and unrealized gains (losses), net	—	16,177	6,809	416	(661)	22,741
Other income (loss), net	6,435	8,841	(713)	5,124	(1,209)	18,478
Total Other Income (Loss)	6,435	25,018	6,096	5,540	(1,870)	41,219
Income (Loss) before Income Taxes	305,009	34,129	25,050	(1,557)	(56,223)	306,408
Income tax expense (benefit)	(11,647)	(1,507)	330	1,226	—	(11,598)
Net Income (Loss)	316,656	35,636	24,720	(2,783)	(56,223)	318,006
Noncontrolling interests in income of consolidated subsidiaries	981	1,533	—	655	—	3,169
Redeemable noncontrolling interests in income of consolidated subsidiaries	—	—	—	561	2,559	3,120
Net Income (Loss) Attributable to Rithm Capital Corp.	315,675	34,103	24,720	(3,999)	(58,782)	311,717
Dividends on preferred stock	—	—	—	—	27,818	27,818
Net Income (Loss) Attributable to Common Stockholders	$315,675	$34,103	$24,720	$(3,999)	$(86,600)	$283,899
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology and property and maintenance. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Six Months Ended June 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,145,618	$—	$—	$—	$—	$1,145,618
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(323,571))	(488,383)	—	—	—	—	(488,383)
Servicing revenue, net	657,235	—	—	—	—	657,235
Interest income	602,501	153,933	141,913	17,254	4,114	919,715
Gain on originated residential mortgage loans, held-for-sale, net	319,932	9,555	—	—	—	329,487
Other revenues	53,177	51,662	—	—	—	104,839
Asset management revenues	—	—	—	182,680	—	182,680
Total Revenues	1,632,845	215,150	141,913	199,934	4,114	2,193,956
Interest expense and warehouse line fees	576,564	129,540	65,321	22,799	42,698	836,922
Other segment expenses(A)	290,756	45,154	10,065	58,078	24,706	428,759
Compensation and benefits	362,871	2,166	29,699	132,731	38,407	565,874
Depreciation and amortization	13,940	15,803	3,856	14,732	31	48,362
Total Operating Expenses	1,244,131	192,663	108,941	228,340	105,842	1,879,917
Realized and unrealized gains (losses), net	—	19,271	8,852	(5,864)	(661)	21,598
Other income (loss), net	6,317	10,330	(854)	12,962	(1,204)	27,551
Total Other Income (Loss)	6,317	29,601	7,998	7,098	(1,865)	49,149
Income (Loss) before Income Taxes	395,031	52,088	40,970	(21,308)	(103,593)	363,188
Income tax expense (benefit)	(68,341)	(10,019)	(760)	43,592	—	(35,528)
Net Income (Loss)	463,372	62,107	41,730	(64,900)	(103,593)	398,716
Noncontrolling interests in income of consolidated subsidiaries	1,335	2,261	—	659	—	4,255
Redeemable noncontrolling interests in income of consolidated subsidiaries	—	—	—	564	3,369	3,933
Net Income (Loss) Attributable to Rithm Capital Corp.	462,037	59,846	41,730	(66,123)	(106,962)	390,528
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	15,611	15,611
Dividends on preferred stock	—	—	—	—	54,495	54,495
Net Income (Loss) Attributable to Common Stockholders	$462,037	$59,846	$41,730	$(66,123)	$(177,068)	$320,422
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology and property and maintenance. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
June 30, 2025
Investments	$21,460,303	$3,766,765	$2,497,764	$—	$—	$27,724,832
Cash and cash equivalents	1,044,115	24,943	67,078	111,218	353,594	1,600,948
Restricted cash	179,882	43,755	21,025	7,370	233,370	485,402
Other assets	5,895,066	2,376,924	156,817	1,073,222	3,308	9,505,337
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,645,929	989,398	1,230,275	—	4,865,602
Total Assets	$28,608,834	$8,858,316	$3,787,813	$2,470,718	$590,272	$44,315,953
Debt	$18,685,960	$4,589,739	$2,073,586	$471,585	$1,256,262	$27,077,132
Other liabilities	4,090,923	417,466	29,487	6,492	242,585	4,786,953
Liabilities of consolidated CFEs(A)	—	2,240,815	863,994	1,026,887	—	4,131,696
Total Liabilities	22,776,883	7,248,020	2,967,067	1,504,964	1,498,847	35,995,781
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	27,594	233,369	260,963
Total Stockholders’ Equity	5,831,951	1,610,296	820,746	938,160	(1,141,944)	8,059,209
Noncontrolling interests in equity of consolidated subsidiaries	9,443	58,630	—	42,753	—	110,826
Stockholders’ Equity in Rithm Capital Corp.	$5,822,508	$1,551,666	$820,746	$895,407	$(1,141,944)	$7,948,383
Investments in Equity Method Investees	$24,712	$308,288	$14,700	$207,483	$—	$555,183

December 31, 2024
Total Assets	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of CFEs. These assets can only be used to settle obligations and liabilities of such VIEs for which creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended June 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$498,978	$—	$—	$—	$—	$498,978
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(165,138))	(141,884)	—	—	—	—	(141,884)
Servicing revenue, net	357,094	—	—	—	—	357,094
Interest income	343,335	70,772	59,573	4,971	2	478,653
Gain (loss) on originated residential mortgage loans, held-for-sale, net	155,771	(2,030)	—	—	—	153,741
Other revenues	29,956	26,544	—	—	—	56,500
Asset management revenues	—	—	—	109,433	—	109,433
Total Revenues	886,156	95,286	59,573	114,404	2	1,155,421
Interest expense and warehouse line fees	344,729	62,079	29,106	8,333	21,697	465,944
Other segment expenses(A)	117,703	17,569	4,739	23,991	17,615	181,617
Compensation and benefits	187,987	344	9,113	51,982	21,022	270,448
Depreciation and amortization	16,536	7,305	1,567	7,449	—	32,857
Total Operating Expenses	666,955	87,297	44,525	91,755	60,334	950,866
Realized and unrealized gains, net	—	32,011	18,739	8,467	—	59,217
Other income (loss), net	27,336	(1,502)	(2,116)	2,675	—	26,393
Total Other Income	27,336	30,509	16,623	11,142	—	85,610
Income (Loss) before Income Taxes	246,537	38,498	31,671	33,791	(60,332)	290,165
Income tax expense	38,960	2,909	1,952	7,827	—	51,648
Net Income (Loss)	207,577	35,589	29,719	25,964	(60,332)	238,517
Noncontrolling interests in income of consolidated subsidiaries	1,016	1,110	—	835	—	2,961
Net Income (Loss) Attributable to Rithm Capital Corp.	206,561	34,479	29,719	25,129	(60,332)	235,556
Dividends on preferred stock	—	—	—	—	22,395	22,395
Net Income (Loss) Attributable to Common Stockholders	$206,561	$34,479	$29,719	$25,129	$(82,727)	$213,161
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology and property and maintenance. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Six Months Ended June 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$968,869	$—	$—	$—	$—	$968,869
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(281,977))	(122,966)	—	—	—	—	(122,966)
Servicing revenue, net	845,903	—	—	—	—	845,903
Interest income	618,540	160,731	124,293	9,880	4	913,448
Gain on originated residential mortgage loans, held-for-sale, net	301,640	(5,441)	—	—	—	296,199
Other revenues	62,335	52,513	—	—	—	114,848
Asset management revenues	—	—	—	180,384	—	180,384
Total Revenues	1,828,418	207,803	124,293	190,264	4	2,350,782
Interest expense and warehouse line fees	633,585	132,471	61,520	15,954	32,241	875,771
Other segment expenses(A)	232,209	39,110	7,926	47,913	27,559	354,717
Compensation and benefits	345,968	912	20,416	115,094	23,836	506,226
Depreciation and amortization	31,166	15,047	3,134	15,462	—	64,809
Total Operating Expenses	1,242,928	187,540	92,996	194,423	83,636	1,801,523
Realized and unrealized gains, net	—	34,698	43,305	1,625	—	79,628
Other income (loss), net	27,361	9,977	(1,842)	6,644	37	42,177
Total Other Income	27,361	44,675	41,463	8,269	37	121,805
Income (Loss) before Income Taxes	612,851	64,938	72,760	4,110	(83,595)	671,064
Income tax expense	135,161	4,157	1,619	4,123	—	145,060
Net Income (Loss)	477,690	60,781	71,141	(13)	(83,595)	526,004
Noncontrolling interests in income of consolidated subsidiaries	1,071	3,147	—	2,195	—	6,413
Net Income (Loss) Attributable to Rithm Capital Corp.	476,619	57,634	71,141	(2,208)	(83,595)	519,591
Dividends on preferred stock	—	—	—	—	44,790	44,790
Net Income (Loss) Attributable to Common Stockholders	$476,619	$57,634	$71,141	$(2,208)	$(128,385)	$474,801
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology and property and maintenance. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2024	$10,321,671
Originations(A)	768,969
Sales	2,524
Change in Fair Value due to:
Realization of cash flows(B)	(326,043)
Change in valuation inputs and assumptions	(407,058)
Balance at June 30, 2025	$10,360,063
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $72.7 million of MSRs capitalized through co-issue with third parties for the six months ended June 30, 2025.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$518,371	$453,989	$1,045,181	$884,103
Ancillary and other fees	56,446	44,989	100,437	84,766
Servicing fee revenue, net and fees	574,817	498,978	1,145,618	968,869
Change in Fair Value due to:
Realization of cash flows(A)	(176,680)	(165,138)	(323,571)	(281,977)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	(8,807)	97,240	(403,832)	298,254
Gains (losses) on MSR economic hedges	30,482	(73,986)	239,020	(139,243)
Servicing Revenue, Net	$419,812	$357,094	$657,235	$845,903
(A)Net of $1.3 million and $2.2 million of realization of cash flows related to MSR financing liability for the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively (Note 12).
(B)Net of $8.0 million and $6.8 million of change in valuation inputs and assumptions related to MSR financing liability for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively (Note 12).

The following table summarizes MSRs and MSR financing receivables by type as of June 30, 2025 and December 31, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
June 30, 2025
GSE	$380,862,890	6.5	$6,301,384
Non-Agency	68,547,361	5.7	795,130
Ginnie Mae	143,313,085	6.3	3,263,549
Total / Weighted Average	$592,723,336	6.4	$10,360,063
December 31, 2024
GSE	$383,014,320	6.5	$6,413,199
Non-Agency	70,022,636	5.4	836,408
Ginnie Mae	137,177,395	6.4	3,072,064
Total / Weighted Average	$590,214,351	6.4	$10,321,671
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of June 30, 2025 and December 31, 2024, weighted average discount rates of 8.9% (range of 8.7% – 10.3%) were used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of June 30, 2025 and December 31, 2024, Rithm Capital reflected approximately $2.3 billion and $2.7 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of June 30, 2025 and December 31, 2024, Rithm Capital holds approximately $0.4 billion and $0.5 billion, respectively, of such repurchased loans presented within residential mortgage loans, held-for-sale on the consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital, Onity’s remaining interests in MSRs relating to loans with an aggregate unpaid principal balance (“UPB”) of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion, of which approximately $9.9 billion UPB, as of June 30, 2025, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are presented as MSR financing receivables within MSRs and MSR financing receivables, at fair value on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2025	December 31, 2024
California	16.2%	16.5%
Florida	8.1%	8.2%
Texas	6.7%	6.6%
New York	5.7%	5.7%
Washington	5.1%	5.2%
New Jersey	4.0%	4.1%
Virginia	3.7%	3.7%
Maryland	3.4%	3.4%
Illinois	3.2%	3.3%
Georgia	3.1%	3.1%
Other U.S.	40.8%	40.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of June 30, 2025 and December 31, 2024 was $260.7 billion and $242.9 billion, respectively. Rithm Capital earned servicing revenue of $78.5 million and $51.0 million for the three months ended June 30, 2025 and 2024, respectively, and $154.5 million and $89.1 million for the six months ended June 30, 2025 and 2024, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented in general and administrative in the consolidated statements of operations. As of June 30, 2025, PHH and Valon Mortgage, Inc. subserviced 5.8% and 3.8% of owned MSRs, respectively, with the remaining 90.4% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 26). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	June 30, 2025	December 31, 2024
Principal and interest advances	$564,742	$640,723
Escrow advances (taxes and insurance advances)	1,343,374	1,733,426
Foreclosure advances	935,467	950,092
Gross advance balance(A)(B)(C)	2,843,583	3,324,241
Reserves, impairment, unamortized discount, net of recovery accruals	(129,841)	(125,320)
Total Servicer Advances Receivable	$2,713,742	$3,198,921
(A)Includes $528.0 million and $673.7 million of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $447.6 million and $529.3 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $120.0 million, or 4.2%, and $121.4 million, or 3.7%, for expected non-recovery of advances as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2024	$121,396
Provision	21,856
Write-offs	(23,257)
Balance at June 30, 2025	$119,995

See Note 18 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and U.S. Treasury (“Treasury”) securities. The following table summarizes Agency and Treasury securities classified as available-for-sale (“AFS”) or measured under the Fair Value through Net Income (“FVO”) election:

	June 30, 2025								December 31, 2024
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$67,150	$—	$—	$60,066	1	3.5%	3.5%	11.3	$60,135
Securities Measured at FVO:
Agency(C)	7,650,280	68,078	(8,257)	7,526,623	23	5.1%	5.1%	8.1	6,390,508
Treasury(C)	1,250,000	2,773	—	1,257,422	1	4.6%	4.6%	1.0	3,260,703
Total / Weighted Average	$8,967,430	$70,851	$(8,257)	$8,844,111	25	5.0%	5.0%	7.1	$9,711,346
(A)Fair value is equal to the carrying value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of June 30, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity (“HTM”):

	June 30, 2025							December 31, 2024
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value (A)	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)	Amortized Cost / Carrying Value
Treasury Securities Designated as HTM:
Treasury	$25,000	$24,768	$24,766	$(2)	1	4.3%	0.2	$24,770
(A)See Note 19 regarding the fair value measurements.

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Treasury	Agency	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency
Purchases:
Face	$25,000	$—	$25,000	$—	$50,000	$1,355,800	$4,825,000	$1,287,034
Purchase price	24,736	—	24,668	—	49,468	1,326,895	4,798,560	1,255,894

Sales:
Face	$2,000,000	$—	$3,000,000	$—	$2,000,000	$1,274	$3,000,000	$—
Amortized cost	2,002,734	—	2,976,259	—	2,002,734	1,349	2,976,259	—
Sale price	2,013,809	—	2,957,344	—	2,013,809	1,291	2,957,344	—
Gain (loss) on sale	11,075	—	(18,915)	—	11,075	(58)	(18,915)	—
(A)Excludes Treasury short sales. Refer to Note 17 for information regarding short sales.

As of June 30, 2025, Rithm Capital had no unsettled government and government-backed securities trades.

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

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and on whether the loan was credit-impaired at the date of acquisition. As of June 30, 2025, Rithm Capital accounts for loans based on the following categories:

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

The following table summarizes residential mortgage loans outstanding by loan type:

	June 30, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,769,184	$2,637,931	7,299	5.7%	25.3	$2,791,027
Residential mortgage loans, HFI, at fair value	371,253	343,333	7,017	7.9%	4.7	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	52,362	47,792	1,575	6.8%	4.3	51,011
Acquired non-performing loans(D)	16,163	13,174	194	10.5%	4.2	15,659
Total Residential Mortgage Loans, HFS	$68,525	$60,966	1,769	7.7%	4.3	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	682,059	682,947	2,075	6.2%	10.7	408,421
Acquired non-performing loans(D)(E)	246,049	222,535	1,121	5.1%	27.7	270,879
Originated loans	3,121,871	3,220,853	10,911	6.8%	29.0	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$4,049,979	$4,126,335	14,107	6.6%	25.8	$4,307,571
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
(D)As of June 30, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $162.3 million and $235.1 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of June 30, 2025.

See Note 18 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	June 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$4,176,033	$4,246,321	$70,288	$4,377,435	$4,400,113	$22,678
90+	313,724	284,313	(29,411)	369,118	336,018	(33,100)
Total	$4,489,757	$4,530,634	$40,877	$4,746,553	$4,736,131	$(10,422)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2024	$361,890	$66,670	$4,307,571	$4,736,131
Originations	—	—	27,450,957	27,450,957
Sales	—	—	(29,550,058)	(29,550,058)
Purchases/additional fundings	—	—	1,952,393	1,952,393
Proceeds from repayments	(22,140)	(5,502)	(61,482)	(89,124)
Transfer of loans from (to) other assets(A)	—	(687)	19,464	18,777
Transfer of loans to REO	(1,418)	(345)	(457)	(2,220)
Valuation reversal on loans	—	830	—	830
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(1,304)	—	(4,204)	(5,508)
Other factors	6,305	—	12,151	18,456
Balance at June 30, 2025	$343,333	$60,966	$4,126,335	$4,530,634
(A)Includes receivable modifications resulting in transfers between other assets and residential mortgage loans.

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital recognizes gain on sale within gain on originated residential mortgage loans, HFS, net in the consolidated statements of operations. See Note 20 for detail on Rithm Capital’s continuing involvement in residential mortgage loan securitizations.

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss on residential mortgage loans originated and sold, net(A)	$(257,202)	$(217,515)	$(416,852)	$(341,629)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	24,980	10,077	37,769	(5,447)
MSRs retained on transfer of residential mortgage loans(C)	377,074	364,305	696,222	580,244
Other(D)	14,394	5,114	36,376	11,608
Realized gain on sale of originated residential mortgage loans, net	159,246	161,981	353,515	244,776
Change in fair value of residential mortgage loans	25,072	(8,907)	37,671	5,361
Change in fair value of interest rate lock commitments (Note 17)	16,135	(14,817)	39,228	(7,332)
Change in fair value of derivative instruments (Note 17)	(30,755)	15,484	(100,927)	53,394
Gain on Originated Residential Mortgage Loans, HFS, Net	$169,698	$153,741	$329,487	$296,199
(A)Includes residential mortgage loan origination fees of $248.3 million and $233.8 million in the three months ended June 30, 2025 and 2024, respectively, and $445.9 million and $411.5 million in the six months ended June 30, 2025 and 2024, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $9.6 million and no gain or loss for the three months ended June 30, 2025 and 2024, respectively, and $25.0 million and no gain or loss for the six months ended June 30, 2025 and 2024, respectively.
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

The Marcus portfolio includes unsecured fixed-rate closed-end installment loans, and the SpringCastle portfolio includes open-end personal unsecured loans and personal homeowner loans. The Marcus loans are serviced by Systems and Services Technologies, Inc. and our internal loan servicing business at Newrez, and the SpringCastle loans are serviced by OneMain Holdings Inc.

The following table summarizes characteristics of the consumer loan portfolio classified as HFI and measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
June 30, 2025
SpringCastle	$181,962	$190,138	18.0%	3.7
Marcus	398,339	275,093	11.1%	0.8
Total Consumer Loans	$580,301	$465,231	13.3%	1.7
December 31, 2024
SpringCastle	$208,306	$219,308	18.1%	3.8
Marcus	559,317	446,257	11.0%	1.0
Total Consumer Loans	$767,623	$665,565	12.9%	1.8

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	June 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$178,173	$186,197	$8,024	$203,923	$214,746	$10,823
90+	3,789	3,941	152	4,383	4,562	179
Total SpringCastle	181,962	190,138	8,176	208,306	219,308	11,002

Marcus:
Current	$259,947	$260,727	$780	$438,712	$438,712	$—
90+	138,392	14,366	(124,026)	120,605	7,545	(113,060)
Total Marcus	398,339	275,093	(123,246)	559,317	446,257	(113,060)

	$580,301	$465,231	$(115,070)	$767,623	$665,565	$(102,058)
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2024	$665,565
Additional fundings(A)	11,669
Proceeds from repayments	(198,992)
Accretion of loan discount and premium amortization, net	6,700
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(6,388)
Other factors	(13,323)
Balance at June 30, 2025	$465,231
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

The following table summarizes the net carrying value of investments in SFR properties:

	June 30, 2025	December 31, 2024
Land	$188,515	$191,992
Building	754,078	767,966
Capital improvements	154,833	150,811
Total gross investment in SFR properties	1,097,426	1,110,769
Accumulated depreciation	(95,165)	(82,474)
Investment in SFR Properties, Net	$1,002,261	$1,028,295

Depreciation expense for the three months ended June 30, 2025 and 2024 totaled $7.3 million and $7.3 million, respectively, and $14.7 million and $15.0 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is included in general and administrative in the consolidated statements of operations.

As of June 30, 2025 and December 31, 2024, the carrying amount of the SFR properties includes capitalized acquisition costs of $6.9 million and $7.0 million, respectively.

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	$989,002	$39,293	$1,028,295
Acquisitions and capital improvements	9,218	—	9,218
Transfers to (from) HFS/HFI	10,864	(10,864)	—
Dispositions	—	(20,537)	(20,537)
Depreciation expense	(14,715)	—	(14,715)
Balance at June 30, 2025	$994,369	$7,892	$1,002,261

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes rental revenue and other variable revenue included in other revenues and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rental revenue	$19,492	$18,920	$38,895	$37,869
Other variable revenue	2,555	1,066	4,885	1,659
Total Revenue	$22,047	$19,986	$43,780	$39,528

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

2026	$30,432
2027 and thereafter	25,227
Total	$55,659

The following table summarizes the activity for the period of the SFR portfolio by properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	3,891	158	4,049
Transfer to (from) HFS/HFI	45	(45)	—
Disposition of SFR properties	—	(67)	(67)
Balance at June 30, 2025	3,936	46	3,982

See Note 18 regarding the financing of SFR properties.

10. RESIDENTIAL TRANSITION LOANS

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes residential transition loans, at fair value and residential transition loans held by consolidated CFEs by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated CFEs - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
June 30, 2025
Construction	$1,072,844	$449,253	$1,522,097	44.0%	528	34.4%	11.4%	18.9	72.2% / 61.9%
Bridge	1,137,869	367,342	1,505,211	43.4%	542	35.4%	9.8%	25.0	65.9%
Renovation	287,051	150,866	437,917	12.6%	463	30.2%	10.0%	15.0	83.4% / 68.6%
	$2,497,764	$967,461	$3,465,225	100.0%	1,533	100.0%	10.5%	20.7	N/A

December 31, 2024
Construction	$935,142	$492,071	$1,427,213	45.4%	490	31.9%	11.4%	20.0	72.7% / 62.2%
Bridge	972,443	363,946	1,336,389	42.6%	600	39.1%	10.0%	23.9	66.6%
Renovation	270,490	106,175	376,665	12.0%	445	29.0%	10.5%	12.8	82.8% / 68.2%
	$2,178,075	$962,192	$3,140,267	100.0%	1,535	100.0%	10.7%	20.4	N/A
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2024	$2,178,075
Initial loan advances	1,172,259
Construction holdbacks and draws	536,868
Repayments and sales	(766,439)
Purchased loans discount amortization	32
Transfer of loans to REO	(5,565)
Transfers to assets of consolidated CFEs	(617,203)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(15,818)
Other factors	15,555
Balance at June 30, 2025	$2,497,764

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	June 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,446,520	$2,454,473	$7,953	$2,117,479	$2,128,802	$11,323
90+	46,423	43,291	(3,132)	55,234	49,273	(5,961)
Total	$2,492,943	$2,497,764	$4,821	$2,172,713	$2,178,075	$5,362

See Note 18 regarding the financing of residential transition loans.

11. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits.

Restricted cash consists of cash collateral pledges related to secured financing and securitizations, lease obligations and cash proceeds held in a trust account from the IPO of the SPAC that can only be used for purposes of completing an initial business combination or redemption of the SPAC’s Class A ordinary shares as set forth in the SPAC trust agreement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on Rithm Capital’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,600,948	$1,458,743
Restricted cash	485,402	308,443
Restricted cash of consolidated CFEs(A)	64,534	150,623
Total Cash and Cash Equivalents and Restricted Cash	$2,150,884	$1,917,809
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances by reporting segment including corporate category:

	June 30, 2025	December 31, 2024
Investment Portfolio(A)	$51,753	$66,419
Origination and Servicing	179,882	207,724
Residential Transitional Lending(A)	29,329	40,727
Asset Management(A)	55,602	144,196
Corporate Category(B)	233,370	—
Total Restricted Cash	$549,936	$459,066
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
CLOs, at fair value	$337,392	$242,227	Accounts payable	$148,054	$133,037
Derivative and hedging assets (Note 17)	58,829	75,147	Accrued compensation and benefits	173,940	322,957
Due from related parties	42,549	35,198	Net deferred tax liability	732,222	786,141
Equity investments(A)	675,164	502,610	Derivative liabilities (Note 17)	95,339	52,610
Excess MSRs, at fair value (Note 13)	345,677	369,162	Escheat payable	187,404	187,830
Goodwill (Note 15)	133,832	133,832	MSR financing liability, at fair value	60,940	101,088
Income and fees receivable	74,658	208,672	Interest payable	199,244	260,931
Intangible assets (Note 15)	306,682	331,949	Lease liability (Note 16)	159,407	160,437
Loans receivable, at fair value(B)	8,038	31,580	Notes receivable financing(E)	376,143	371,788
Margin receivable, net(C)	220,697	414,404	Unearned income and fees	14,235	17,280
Non-Agency securities, at fair value	739,143	552,797	Other liabilities	214,458	236,672
Notes receivable, at fair value(D)	442,893	393,786		$2,361,386	$2,630,771
Operating lease ROU assets (Note 16)	103,646	99,224
Other receivables	172,324	178,651
Prepaid expenses	61,264	59,198
Principal and interest receivable	127,779	181,271
Property and equipment	75,802	70,495
REO	23,680	27,898
Servicer advance investments, at fair value (Note 14)	312,986	339,646
Servicing fee receivables	174,598	106,228
Warrants, at fair value	11,840	9,316
Other assets	211,354	200,124
	$4,660,827	$4,563,415
(A)Represents equity investments in (i) certain real estate redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by Sculptor, (iv) Credit Risk Transfer LLC (as defined in Note 19) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 20), (vii) APM and (viii) an energy fund managed by Rithm.
(B)Represents a loan made pursuant to a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Company’s former external manager, FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. The loan is measured at fair value under the FVO election.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

REO — REO assets are individual properties acquired by Rithm Capital through foreclosure or deed-in-lieu of foreclosure as a result of borrower default. REO assets are measured at the lower of cost or fair value, with valuation provision recorded in other income (loss), net in the consolidated statements of operations. REO assets are managed for prompt sale and disposition.

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2024	$27,898
Property received in satisfaction of loan	7,520
Sales(A)	(12,410)
Valuation reversal	672
Balance at June 30, 2025	$23,680
(A)Recognized when control of the property has transferred to the buyer.

As of June 30, 2025, Rithm Capital had residential mortgage loans and residential transition loans that were in the process of foreclosure with UPBs of $38.9 million and $11.9 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2024	$393,786	$31,580	$425,366
Fundings	43,096	—	43,096
Payment in kind	2,145	1,458	3,603
Proceeds from repayments	—	(25,000)	(25,000)
Fair Value Adjustments due to:
Other factors(A)	3,866	—	3,866
Balance at June 30, 2025	$442,893	$8,038	$450,931
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	June 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$540,555	$450,931	$(89,624)	$518,856	$425,366	$(93,490)
90+	—	—	—	—	—	—
Total	$540,555	$450,931	$(89,624)	$518,856	$425,366	$(93,490)
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

13. EXCESS MORTGAGE SERVICING RIGHTS

Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Mr. Cooper Group Inc. (“Mr. Cooper”). Prior to June 20, 2024, Rithm Capital owned certain pools of Excess MSRs directly and certain pools through a joint venture with the Former Manager (the “Fortress Excess MSR JV”).

On June 20, 2024, Rithm Capital, together with certain Sculptor nonconsolidated funds, acquired an Excess MSR portfolio from the Former Manager (including the Former Manager’s ownership in the Fortress Excess MSR JV) for approximately $124.0 million. A new joint venture with such Sculptor nonconsolidated funds was formed for the acquisition. Rithm Capital owns an 80.0% interest and manages the joint venture, and as a result, consolidates this joint venture. Following the acquisition from the Former Manager, all of Rithm Capital’s ownership in pools of Excess MSRs is consolidated and is presented in other assets at fair value on its consolidated balance sheets. See Note 20 for noncontrolling interests related to these Excess MSRs.

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

Investments in Excess MSRs

The following table presents activity related to the investments in Excess MSRs measured at fair value:

Balance at December 31, 2024	$369,162
Interest income	13,299
Proceeds from repayments	(35,134)
Proceeds from sales	(45)
Change in fair value	(1,605)
Balance at June 30, 2025	$345,677

The following summarizes Rithm Capital’s investments in Excess MSRs:

	June 30, 2025						December 31, 2024
	UPB of Underlying Mortgages	Interest in Excess MSR		Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
		Rithm Capital(C)(D)	Mr. Cooper
Total	$50,719,526	65.0% – 80.0% (68.6%)	20.0% – 35.0% (31.4%)	5.9	$300,082	$345,677	$369,162
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the base fee component of the related MSR as of June 30, 2025 and December 31, 2024 (Note 14) on $12.6 billion and $13.3 billion UPB, respectively, underlying these Excess MSRs.

The following summarizes the changes in fair value of Excess MSRs investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Original and recaptured pools	$(690)	$21,352	$(1,605)	$19,430

As of June 30, 2025 and December 31, 2024, weighted average discount rates of 8.4% were used to value Rithm Capital’s investments in Excess MSRs.

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

As part of the Computershare Acquisition (Note 3), Rithm Capital acquired certain MSRs owned by SLS underlying a certain servicer advance investment and, therefore, reclassified the servicer advance investment to MSRs and MSR financing receivables, at fair value and servicer advances receivable on its consolidated balance sheets.

Mr. Cooper also performs all of the servicing and advancing functions on the Company’s remaining servicer advance investments. See Note 13 for further details.

Rithm Capital owns its interest in servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. As of June 30, 2025, the noncontrolling third-party co-

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.8 million and $601.0 million of capital distributed to the third-party co-investor and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The following table summarizes servicer advance investments, including the right to the base fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
June 30, 2025
Servicer advance investments	$302,338	$312,986	6.5%	6.8%	7.6
December 31, 2024
Servicer advance investments	$327,471	$339,646	6.5%	6.9%	7.6
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
June 30, 2025
Servicer advance investments(D)	$12,580,445	$276,702	2.2%	$240,656	84.7%	82.7%	6.2%	5.9%
December 31, 2024
Servicer advance investments(D)	$13,316,828	$298,945	2.2%	$258,183	85.0%	82.9%	6.3%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	June 30, 2025	December 31, 2024
Principal and interest advances	$48,849	$51,135
Escrow advances (taxes and insurance advances)	123,599	137,072
Foreclosure advances	104,254	110,738
Total	$276,702	$298,945

15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within other assets on the consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2024	$29,468	$55,731	$48,633	$133,832
Impairment loss	—	—	—	—
Balance at June 30, 2025	$29,468	$55,731	$48,633	$133,832

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	June 30, 2025	December 31, 2024
Gross Intangible Assets:
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	110,035	105,567
Trademarks / Trade names(A)	1 to 5	10,259	10,259
Licenses	Indefinite	21,365	21,365
		496,412	491,944
Accumulated Amortization:
Management contracts		44,566	30,940
Customer relationships		35,388	25,773
Purchased technology		103,163	97,259
Trademarks / Trade names		6,613	6,023
		189,730	159,995
Intangible Assets, Net:
Management contracts		230,434	244,060
Customer relationships		44,365	53,980
Purchased technology		6,872	8,308
Trademarks / Trade names(A)		3,646	4,236
Licenses		21,365	21,365
		$306,682	$331,949
(A)Includes indefinite-lived intangible assets of $1.9 million as of June 30, 2025 and December 31, 2024.

The Company did not record any impairment loss on its intangible assets for the three and six months ended June 30, 2025 and 2024.

The following table summarizes the amortization expense recorded by the Company related to its intangible assets. Amortization expense related to intangible assets is included in general and administrative in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization expense	$12,707	$22,462	$26,155	$42,380

The following table summarizes the expected future amortization expense for intangible assets as of June 30, 2025:

Year Ending	Amortization Expense
July 1 through December 31, 2025	$23,596
2026	41,274
2027	37,053
2028	36,386
2029	35,898
2030	29,654
2031 and thereafter	79,580
$283,441

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035. Rent expense, net of sublease income for the three months ended June 30, 2025 and 2024 totaled $7.5 million and $13.2 million, respectively, and $14.7 million and $25.7 million for the six months ended June 30, 2025 and 2024, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of June 30, 2025, the Company has pledged collateral related to its lease obligations of $7.4 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
July 1 through December 31, 2025	$22,973	$—	$22,973
2026	39,438	228	39,666
2027	40,459	228	40,687
2028	29,933	—	29,933
2029	28,155	—	28,155
2030 and thereafter	25,532	—	25,532
Total remaining undiscounted lease payments	186,490	456	186,946
Less: imputed interest	27,505	34	27,539
Total Remaining Discounted Lease Payments	$158,985	$422	$159,407

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $31.1 million due in the future periods.

Other information related to leases is summarized below:

	June 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years):
Operating leases	5.2	5.1
Finance leases	2.0	2.5

Weighted Average Discount Rate:
Operating leases	6.6%	6.5%
Finance leases	7.9%	7.9%

	Six Months Ended June 30,
Supplemental Information	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$22,452	$17,551
Operating cash flows - finance leases	3	4
Finance cash flows - finance leases	225	224
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$14,655	$14,846

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

As of June 30, 2025, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and economic hedges are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	June 30, 2025	December 31, 2024
Derivative and Hedging Assets:
Interest rate swaps and futures(A)	$4	$6
IRLCs	52,084	21,496
TBAs	6,741	50,809
Foreign exchange forwards	—	2,836
	$58,829	$75,147
Derivative and Hedging Liabilities:
IRLCs	$1,562	$10,202
TBAs	59,689	15,628
Treasury short sales(B)	—	1,245
Other commitments(C)	28,480	25,521
Stock options	113	14
Foreign exchange forwards	2,350	—
Interest rate futures(A)	3,145	—
	$95,339	$52,610
(A)Net of $69.3 million and $42.0 million of related variation margin accounts as of as of June 30, 2025 and December 31, 2024, respectively.
(B)As of December 31, 2024, the carrying value represents the net of repurchase agreements and $503.9 million of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities.
(C)During the first quarter of 2024, a subsidiary of the Company entered into an agreement, classified as a derivative, with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to invest in an affiliated fund. The third party’s interest is subject to a redemption right after a certain period. The Company separately accounts for the redemption right as a derivative with a fair value of $3.0 million as of June 30, 2025.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes notional amounts related to derivatives and hedging:

	June 30, 2025	December 31, 2024
Interest rate swaps(A)	$8,395,000	$8,995,000
Interest rate futures(B)	3,335,000	—
IRLCs	4,720,463	3,413,043
TBAs(C)	17,196,491	17,402,824
Other commitments	28,480	25,057
Foreign exchange forwards	68,215	17,300
(A)Includes $1.8 billion notional of receive Secured Overnight Financing Rate (“SOFR”)/pay fixed of 3.3% and $6.6 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 90 months and 36 months, respectively, as of June 30, 2025. Includes $3.1 billion notional of receive SOFR/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 71 months and 32 months, respectively, as of December 31, 2024.
(B)Represents a $3.3 billion notional Eris SOFR swap future with weighted average maturity of 43 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps.
(C)Represents the notional amount of Agency RMBS classified as derivatives.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Servicing Revenue, Net:
TBAs	$19,749	$1,042	$120,100	$2,565
Interest rate swaps	(2,087)	(1,840)	(5,954)	8,904
Interest rate futures	3,210	—	9,191	—
Treasury short sales	—	12,952	—	41,297
	20,872	12,154	123,337	52,766
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	16,135	(14,817)	39,228	(7,332)
TBAs	(30,755)	15,484	(100,927)	53,394
	(14,620)	667	(61,699)	46,062
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	(4,200)	3,942	(12,667)	22,360
Other commitments	—	957	—	(16,140)
Stock options	(56)	—	(17)	—
Foreign exchange forwards	(3,970)	—	(5,357)	—
	(8,226)	4,899	(18,041)	6,220

Total Gain (Loss)	$(1,974)	$17,720	$43,597	$105,048
(A)Represents unrealized gain (loss).
(B)Excludes $25.0 million gain and $10.1 million gain for the three months ended June 30, 2025 and 2024, respectively, and $37.8 million gain and $5.4 million loss for the six months ended June 30, 2025 and 2024, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes and bonds payable and also includes notes payable of consolidated CFEs:

	June 30, 2025									December 31, 2024
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$4,025,279	$4,025,279	Jul-25 to Mar-28	5.7%	0.6	$4,436,455	$4,533,953	$4,502,103	23.8	$4,235,333
Warehouse credit facilities - residential transition loans(E)	1,873,586	1,873,586	Dec-25 to Mar-28	6.7%	1.5	2,181,576	2,186,402	2,186,402	1.1	1,547,307
Government and government-backed securities(F)	8,670,898	8,670,898	Jul-25 to Mar-26	4.6%	0.3	8,967,430	8,788,443	9,030,840	7.1	9,782,976
Non-Agency securities(D)	871,386	871,386	Jul-25 to Oct-28	6.0%	0.7	14,894,065	1,206,506	1,285,364	4.2	744,457
Excess MSRs(E)	223,241	222,689	Sep-26	6.7%	1.2	50,719,526	282,966	325,337	6.0	222,452
CLOs(E)	229,361	227,906	Jan-30 to Apr-38	4.4%	8.2	229,949	N/A	229,532	8.2	170,990
SFR properties and commercial(E)	6,034	6,034	Dec-26	6.8%	1.5	N/A	10,785	10,785	N/A	78,952
Total secured financing agreements	15,899,785	15,897,778		5.2%	0.7					16,782,467
Secured Notes and Bonds Payable:
MSRs(G)	5,723,470	5,706,822	Sep-25 to Nov-31	6.8%	1.8	571,546,048	8,182,037	10,135,402	6.4	5,838,250
Servicer advance investments(H)	240,656	240,656	Mar-26	6.2%	0.7	276,702	302,338	312,986	7.6	258,183
Servicer advances(H)	2,321,262	2,320,925	Sep-25 to Dec-26	6.8%	0.7	2,706,174	2,684,416	2,684,416	0.7	2,629,802
Consumer loans(I)	403,296	381,654	Jun-28 to Sep-37	4.7%	3.3	580,301	568,925	465,231	1.7	564,791
SFR properties(J)	819,074	799,356	Feb-27 to Mar-28	4.3%	2.1	N/A	991,475	991,475	N/A	716,649
Residential transition loans(K)	200,000	200,000	Jul-26	5.8%	1.0	230,554	230,554	231,693	0.5	200,000
Secured facility - asset management(M)	75,000	73,634	Nov-25	8.8%	0.3	N/A	N/A	N/A	N/A	71,971
Other investments(E)	30,000	30,000	Feb-30	6.6%	4.6	N/A	N/A	N/A	N/A	—
CLOs(E)	11,837	11,810	Jul-30	6.1%	5.0	15,373	N/A	14,391	5.0	18,429
Total secured notes and bonds payable	9,824,595	9,764,857		6.5%	1.6					10,298,075
Notes Payable of Consolidated CFEs:
Consolidated funds(L)	960,250	955,757	May-28 to Jan-38	5.8%	10.2	1,041,106	N/A	1,073,302	5.0	959,958
Residential mortgage loans	2,358,418	2,232,484	Feb-41 to May-53	4.4%	25.3	2,769,184	N/A	2,637,931	25.3	2,369,934
Residential transition loans	861,949	863,038	Mar-39 to Sep-39	6.2%	13.9	943,271	N/A	967,461	0.9	859,023
Total notes payable of consolidated CFEs	4,180,617	4,051,279		5.1%	19.5					4,188,915
Total / Weighted Average	$29,904,997	$29,713,914		5.6%	3.6					$31,269,457
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $184.3 million and $239.4 million as of June 30, 2025 and December 31, 2024, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(G)Includes $4.0 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.0%; and $1.7 billion of MSR notes with fixed interest rates ranging 3.1% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(H)Includes $1.5 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.6% to 3.0%; and $1.0 billion of debt with fixed interest rates ranging from 3.9% to 5.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(I)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $125.6 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7% and (ii) $224.7 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4%.
(J)Includes $819.1 million of fixed rate notes which bear interest ranging from 3.5% to 6.2%.
(K)Fixed rate note which bears interest of 5.8%.
(L)Includes notes payable of consolidated collateralized loan obligations (“CLOs”) and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $32.0 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.
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

As of June 30, 2025, Rithm Capital has margin exposure on $15.9 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	Residential Transition Loans	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2024	$3,110,437	$5,838,250	$10,527,433	$6,605,267	$564,791	$795,601	$2,606,330	$1,221,348	$31,269,457
Secured Financing Agreements:
Borrowings	—	—	31,272,394	33,460,231	—	—	1,843,175	59,550	66,635,350
Repayments	—	—	(32,257,543)	(33,670,285)	—	(72,918)	(1,516,896)	(28,255)	(67,545,897)
Foreign exchange ("FX") remeasurement	—	—	—	—	—	—	—	25,827	25,827
Capitalized deferred financing costs, net of amortization	237	—	—	—	—	—	—	(206)	31
Secured Notes and Bonds Payable:
Borrowings	1,418,518	1,750,504	30,000	—	—	79,119	—	6,173	3,284,314
Repayments	(1,745,210)	(1,872,872)	—	—	(181,737)	(663)	—	(12,062)	(3,812,544)
FX remeasurement	—	—	—	—	—	—	—	193	193
Unrealized (gain) loss on notes, fair value	—	—	—	—	(1,992)	—	—	—	(1,992)
Capitalized deferred financing costs, net of amortization	288	(9,060)	—	—	592	4,251	—	739	(3,190)
Notes Payable of Consolidated CFEs:
Repayments	—	—	—	(182,456)	—	—	—	—	(182,456)
Unrealized (gain) loss on notes, fair value	—	—	—	45,006	—	—	2,883	(4,200)	43,689
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	1,132	—	1,132
Balance at June 30, 2025	$2,784,270	$5,706,822	$9,572,284	$6,257,763	$381,654	$805,390	$2,936,624	$1,269,107	$29,713,914
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of June 30, 2025 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2025	$1,041,433	$13,311,905	$14,353,338
2026	2,251,035	5,159,892	7,410,927
2027	649,794	307,000	956,794
2028	752,994	448,441	1,201,435
2029	70,000	1,025,000	1,095,000
2030 and thereafter	5,632,503	530,000	6,162,503
	$10,397,759	$20,782,238	$31,179,997
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.7 billion, $5.1 billion, $0.0 billion, and $3.2 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $14.4 billion, $5.3 billion, $1.3 billion, and $0.0 billion, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2025:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, residential transition loans and SFR	$6,773,316	$2,623,262	$4,150,054
Loan originations	6,077,000	3,281,636	2,795,364
CLOs	484,141	229,361	254,780
Excess MSRs	350,000	223,241	126,759

Secured Notes and Bonds Payable:
MSRs	6,898,522	5,723,470	1,175,052
Servicer advances	4,240,000	2,561,918	1,678,082
SFR	200,000	169,279	30,721

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$25,075,479	$14,812,167	$10,263,312
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of June 30, 2025.

2030 Senior Unsecured Notes

On June 20, 2025, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due on July 15, 2030 (the “2030 Senior Notes”) in a private offering for proceeds of approximately $495.0 million, net of commissions and estimated offering expenses payable by the Company. Interest on the 2030 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each of January 15th and July 15th, commencing on January 15, 2026.

The 2030 Senior Notes become redeemable in whole or in part at any time and from time to time, on or after July 15, 2027, at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2030 Senior Notes to be redeemed):

Year	Price
2027	104.000%
2028	102.000%
2029 and thereafter	100.000%

Prior to July 15, 2027, the Company is entitled at its option, at any time and from time to time, to redeem the 2030 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to July 15, 2027, the Company is entitled at its option on one or more occasions to redeem the 2030 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2030 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated June 20, 2025, by and between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), pursuant to which the 2030 Senior Notes were issued (the “2030 Notes Indenture”)).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, for the three and six months ended June 30, 2025, the Company recognized interest expense of $1.1 million. As of June 30, 2025, the unamortized debt issuance cost was approximately $5.4 million.

The 2030 Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2030 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries are required to guarantee the 2030 Senior Notes in the future, except under limited specified circumstances.

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2025, the Company was in compliance with all covenants.

In the event of a Change of Control or Mortgage Business Triggering Event (each as defined in the 2030 Notes Indenture), each holder of the 2030 Senior Notes will have the right to require the Company to repurchase all or any part of such holder’s outstanding balance at a purchase price of 101% of the principal amount of the 2030 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

2029 Senior Unsecured Notes

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of senior unsecured notes due on April 1, 2029 (the “2029 Senior Notes”) in a private offering at an issue price of 98.981%. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024.

The 2029 Senior Notes become redeemable in whole or in part at any time and from time to time, on or after April 1, 2026, at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2029 Senior Notes to be redeemed):

Year	Price
2026	104.000%
2027	102.000%
2028 and thereafter	100.000%

Prior to April 1, 2026, the Company is entitled at its option, at any time and from time to time, to redeem the 2029 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to April 1, 2026, the Company is entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”)).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Proceeds from the issuance of the 2029 Senior Notes were approximately $759 million, net of discount and commissions and estimated offering expenses payable by the Company. The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, for the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $15.5 million and $15.5 million, respectively, and $30.7 million and $17.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the unamortized discount and debt issuance cost was approximately $13.4 million and $14.8 million, respectively.

The 2029 Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2029 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries are required to guarantee the 2029 Senior Notes in the future, except under limited specified circumstances.

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2025, the Company was in compliance with all covenants.

In the event of a Change of Control or Mortgage Business Triggering Event (each as defined in the 2029 Notes Indenture), each holder of the 2029 Senior Notes will have the right to require the Company to repurchase all or any part of such holder’s outstanding balance at a purchase price of 101% of the principal amount of the 2029 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

2025 Senior Unsecured Notes

On September 16, 2020, the Company issued $550.0 million aggregate principal amount of senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes” and, together with the 2030 Senior Notes and the 2029 Senior Notes, the “Senior Unsecured Notes”) in a private offering for net proceeds of $544.5 million. Interest on the 2025 Senior Notes accrued at the rate of 6.250% per annum with interest payable semi-annually in arrears on each April 15th and October 15th, commencing on April 15, 2021.

The notes became redeemable at any time and from time to time, on or after October 15, 2022 at certain fixed redemption prices. The Company was able to redeem the notes at a fixed redemption price of 100.000% after October 14, 2024 plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date.

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2025 Senior Notes, for the three months ended June 30, 2025 and 2024, the Company recognized interest expense of $4.4 million and $4.3 million, respectively, and $8.6 million and $12.3 million for the six months ended June 30, 2025 and 2024, respectively. As of December 31, 2024, unamortized debt issuance costs were approximately $1.4 million. There were no unamortized debt issuance costs related to the 2025 Senior Notes as of June 30, 2025.

The 2025 Senior Notes were senior unsecured obligations and ranked equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2025 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries were required to guarantee the 2025 Senior Notes at a later date, except under limited specified circumstances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

During the first quarter of 2024 and in connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $282.4 million, inclusive of an early tender premium of $30 per $1,000 principal amount of 2025 Senior Notes and accrued and unpaid interest. Following such tender offer, $275.0 million aggregate principal amount of 2025 Senior Notes remained outstanding.

During the second quarter of 2025 and following the issuance of the 2030 Senior Notes, the Company redeemed the remaining $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $278.7 million, inclusive of accrued and unpaid interest. On June 30, 2025, the 2025 Senior Notes Indenture and the Company’s obligations under the 2025 Senior Notes were satisfied and discharged. As a result of the redemption, the Company recognized a loss on extinguishment of debt of $0.7 million which is included in realized and unrealized gains (losses), net in the consolidated statement of operations.

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

The estimated undiscounted future payment under the TRA was $237.9 million as of June 30, 2025. The carrying value of the TRA liability measured at amortized cost was $158.2 million and $170.4 million as of June 30, 2025 and December 31, 2024, respectively, with interest expense recognized under the effective interest method. The TRA liability is recorded in unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of June 30, 2025, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
July 1 through December 31, 2025	$—
2026	17,513
2027	18,063
2028	16,697
2029	16,739
2030 and thereafter	168,928
$237,940

19. FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company holds a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions that drive the fair value of these assets and liabilities. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of June 30, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	Net Asset Value (“NAV”)	Total
Assets:
Excess MSRs(A)	$50,719,526	$345,677	$—	$—	$345,677	$—	$345,677
MSRs and MSR financing receivables(A)	592,723,336	10,360,063	—	—	10,360,063	—	10,360,063
Servicer advance investments	276,702	312,986	—	—	312,986	—	312,986
Government and government-backed securities(B)	8,992,430	8,868,879	1,282,188	7,586,689	—	—	8,868,877
Non-Agency securities	8,852,683	739,143	—	—	739,143	—	739,143
Residential mortgage loans, HFS	68,525	60,966	—	—	60,966	—	60,966
Residential mortgage loans, HFS, at fair value	4,049,979	4,126,335	—	4,100,440	25,895	—	4,126,335
Residential mortgage loans, HFI, at fair value	371,253	343,333	—	—	343,333	—	343,333
Residential mortgage loans subject to repurchase	2,264,600	2,264,600	—	2,264,600	—	—	2,264,600
Consumer loans	580,301	465,231	—	—	465,231	—	465,231
Derivative and hedging assets	17,499,607	58,829	—	6,745	52,084	—	58,829
Residential transition loans	2,492,943	2,497,764	—	—	2,497,764	—	2,497,764
Notes receivable	532,517	442,893	—	—	442,893	—	442,893
Loans receivable	8,038	8,038	—	—	8,038	—	8,038
Equity investment, at fair value	192,500	194,315	—	—	194,315	—	194,315
CLOs	339,429	337,392	—	249,627	87,765	—	337,392
Investments of consolidated CFEs - funds(C)	1,133,725	1,159,681	—	801,443	88	358,150	1,159,681
Investments of consolidated CFEs - loan securitizations(C)	3,712,455	3,605,392	—	2,637,931	967,461	—	3,605,392
Other assets	N/A	172,057	78,754	—	93,303	—	172,057
		$36,363,574	$1,360,942	$17,647,475	$16,997,005	$358,150	$36,363,572
Liabilities:
Secured financing agreements	$15,899,785	$15,897,778	$—	$15,669,872	$231,119	$—	$15,900,991
Secured notes and bonds payable(D)	9,824,595	9,764,857	—	—	9,768,399	—	9,768,399
Unsecured notes, net of issuance costs	1,512,940	1,414,497	—	—	1,422,452	—	1,422,452
Residential mortgage loan repurchase liability	2,264,600	2,264,600	—	2,264,600	—	—	2,264,600
Derivative liabilities	16,244,042	95,339	113	65,184	30,042	—	95,339
MSR financing liability(A)	8,613,478	60,940	—	—	60,940		60,940
Notes receivable financing	371,446	376,143	—	—	381,128	—	381,128
Notes payable of consolidated CFEs - funds(C)	960,250	955,757	—	731,091	224,666	—	955,757
Notes payable of consolidated CFEs - loan securitizations(C)	3,220,367	3,095,522	—	2,232,484	863,038	—	3,095,522
		$33,925,433	$113	$20,963,231	$12,981,784	$—	$33,945,128
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury securities classified as Level 1 and held at amortized cost basis of $24.8 million (see Note 6).
(C)Represents assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $160.4 million of SCFT 2020-A (as defined in Note 20) MBS as of June 30, 2025, for which the FVO for financial instruments was elected.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$53,494,378	$369,162	$—	$—	$369,162	$—	$369,162
MSRs and MSR financing receivables(A)	590,214,351	10,321,671	—	—	10,321,671	—	10,321,671
Servicer advance investments	298,945	339,646	—	—	339,646	—	339,646
Government and government-backed securities(B)	9,947,189	9,736,116	3,285,478	6,450,643	—	—	9,736,121
Non-agency securities	8,962,730	552,797	—	—	552,797	—	552,797
Residential mortgage loans, HFS	75,872	66,670	—	—	66,670	—	66,670
Residential mortgage loans, HFS, at fair value	4,274,620	4,307,571	—	4,280,405	27,166	—	4,307,571
Residential mortgage loans, HFI, at fair value	396,061	361,890	—	—	361,890	—	361,890
Residential mortgage loans subject to repurchase	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Consumer loans	767,623	665,565	—	—	665,565	—	665,565
Derivative and hedging assets	18,597,732	75,147	—	53,651	21,496	—	75,147
Residential transition loans	2,172,713	2,178,075	—	—	2,178,075	—	2,178,075
Notes receivable	487,276	393,786	—	—	393,786	—	393,786
Loans receivable	31,580	31,580	—	—	31,580	—	31,580
Equity investment, at fair value	192,500	194,410	—	—	194,410	—	194,410
CLOs	243,355	242,227	—	217,049	25,178	—	242,227
Investments of consolidated CFEs - funds(C)	1,108,903	1,118,359	—	—	785,253	333,106	1,118,359
Investments of consolidated CFEs - loan securitizations(C)	3,900,428	3,753,219	—	2,791,027	962,192	—	3,753,219
Other assets	N/A	113,224	17,831	—	95,393	—	113,224
		$37,566,871	$3,303,309	$16,538,531	$17,391,930	$333,106	$37,566,876
Liabilities:
Secured financing agreements	$16,784,505	$16,782,467	$—	$16,611,477	$175,559	$—	$16,787,036
Secured notes and bonds payable(D)	10,353,561	10,298,075	—	—	10,318,385	—	10,318,385
Unsecured notes, net of issuance costs	1,302,492	1,204,220	—	—	1,229,408	—	1,229,408
Residential mortgage loan repurchase liability	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Derivative liabilities	11,255,492	52,610	1,259	15,628	35,723	—	52,610
MSR financing liability(A)	15,271,757	101,088	—	—	101,088	—	101,088
Notes receivable financing	371,446	371,788	—	—	377,227	—	377,227
Notes payable of consolidated CFEs - funds(C)	1,182,640	959,958	—	—	959,958	—	959,958
Notes payable of consolidated CFEs - loan securitizations(C)	3,402,823	3,228,957	—	2,369,934	859,023	—	3,228,957
		$35,744,919	$1,259	$21,742,795	$14,056,371	$—	$35,800,425
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial assets for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at March 31, 2025	$354,923	$10,133,041	$321,531	$639,458	$457,276	$444,684	$554,168	$748,583	$3,273,750	$16,927,414
Transfers:
Transfers out of Level 3(I)	—	—	—	—	(372,985)	—	—	—	—	(372,985)
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(705)	—	—	—	—	—	(705)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(194,819)	—	—	—	—	—	—	—	(194,819)
Fair Value Adjustments due to:
Other factors(E)	(690)	—	166	2,072	—	2,828	(2,514)	19,202	8,056	29,120
Instrument-specific credit risk(E)	—	—	—	—	—	(653)	(4,384)	—	(7,257)	(12,294)
Other income (loss), net(E)	—	—	—	—	(27,843)	322	—	9,246	—	(18,275)
Gains (losses) included in OCI(G)	—	—	—	3,210	—	—	—	—	—	3,210
Interest income	9,109	—	5,245	9,549	—	—	777	—	—	24,680
Purchases, Sales and Repayments:
Purchases, net(H)	—	—	164,021	113,890	61,459	299	—	6,668	—	346,337
Sales and settlement fundings	(45)	1,860	—	—	(30,054)	—	5,074	—	—	(23,165)
Proceeds from repayments	(17,620)	—	(177,977)	(28,331)	—	(16,117)	(87,890)	(20,149)	(738,568)	(1,086,652)
Originations and other	—	419,981	—	—	—	(1,169)	—	(2,959)	929,244	1,345,097
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$739,143	$87,853	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
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
(I)For the three months ended June 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$552,797	$810,431	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(I)	—	—	—	—	(785,253)	(858)	—	—	—	(786,111)
Transfers to Level 3	—	—	—	—	21,809	2,081	—	—	—	23,890
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(603)	—	—	—	—	—	(603)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(733,101)	—	—	—	—	—	—	—	(733,101)
Fair Value Adjustments due to:
Other factors(E)	(1,605)	—	(1,527)	3,976	—	12,840	(13,323)	42,736	11,066	54,163
Instrument-specific credit risk(E)	—	—	—	—	—	(6,450)	(6,388)	—	(15,818)	(28,656)
Other income (loss), net(E)	—	—	—	—	404	1,760	—	17,816	—	19,980
Gains (losses) included in OCI(G)	—	—	—	7,950	—	—	—	—	—	7,950
Interest income	13,299	—	10,600	16,572	—	—	6,700	119	—	47,290
Purchases, Sales and Repayments:
Purchases, net(H)	—	—	350,377	210,826	88,157	538	—	46,699	—	696,597
Sales and settlement fundings	(45)	2,524	—	—	(47,695)	(7,216)	11,669	—	—	(40,763)
Proceeds from repayments	(35,134)	—	(386,110)	(52,375)	—	(32,473)	(198,992)	(44,762)	(1,373,884)	(2,123,730)
Originations and other	—	768,969	—	—	—	4,246	—	(2,959)	1,703,594	2,473,850
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$739,143	$87,853	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
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
(I)For the six months ended June 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)(J)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans(K)	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at March 31, 2024	$255,111	$8,706,723	$374,511	$581,539	$211,996	$703,549	$1,103,799	$504,248	$2,384,744	$14,826,220
Transfers:
Transfers out of Level 3	—	—	(7,873)	—	—	(142,046)	—	—	—	(149,919)
Transfers to Level 3	—	—	—	—	—	1,283	—	—	—	1,283
Computershare Acquisition (Note 3)	(1,032)	697,494	—	—	—	—	—	—	—	696,462
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(252)	—	—	—	—	—	(252)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	(76,924)	—	—	—	—	—	—	—	(76,924)
Fair Value Adjustments due to:
Other factors(E)	22,914	—	(1,727)	(2,860)	—	(874)	(12,599)	(1,650)	13,855	17,059
Instrument-specific credit risk(E)	—	—	—	—	—	19,919	(8,673)	—	(3,176)	8,070
Gain (loss) on settlement of investments, net(E)	(656)	—	—	—	—	—	—	—	—	(656)
Other income (loss), net(E)	—	—	—	939	4,646	2,524	—	(9,280)	—	(1,171)
Gains (losses) included in OCI(G)	—	—	—	278	(4,489)	—	—	—	—	(4,211)
Interest income	8,076	—	5,939	6,373	—	—	5,826	(209)	—	26,005
Purchases, Sales and Repayments:
Purchases, net(H)(I)	122,887	—	187,996	—	62,938	30,487	—	3,323	—	407,631
Sales and settlement fundings	—	1,733	—	—	—	(43,766)	5,985	—	—	(36,048)
Proceeds from repayments	(11,694)	—	(201,626)	(37,970)	(13,599)	(16,044)	(147,971)	(4,720)	(530,382)	(964,006)
Originations and other	—	364,305	—	—	—	(170,445)	—		676,328	870,188
Balance at June 30, 2024	$395,606	$9,693,331	$357,220	$548,047	$261,492	$384,587	$946,367	$491,712	$2,541,369	$15,619,731
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
(K)For the three months ended June 30, 2024, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)(J)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans(K)	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$577,543	$226,486	$513,381	$1,274,005	$549,446	$2,232,913	$14,427,743
Transfers:
Transfers out of Level 3	—	—	(7,873)	—	—	(142,046)	—	—	—	(149,919)
Transfers to Level 3	—	—	—	—	—	1,389	—	—	—	1,389
Computershare Acquisition (Note 3)	(1,032)	697,494	—	—	—	—	—	—	—	696,462
Gain (Loss) Included in Net Income:
Credit losses on securities(E)	—	—	—	(914)	—	—	—	—	—	(914)
Servicing Revenue, Net(F):
Included in servicing revenue(F)	—	7,251	—	—	—	—	—	—	—	7,251
Fair Value Adjustments due to:
Other factors(E)	21,047	—	6,388	—	—	8,748	(19,755)	(67)	14,995	31,356
Instrument-specific credit risk(E)	—	—	—	—	—	15,893	(31,634)	—	10,557	(5,184)
Gain (loss) on settlement of investments, net(E)	(656)	—	—	—	36	—	—	—	—	(620)
Other income (loss), net(E)	—	—	—	939	4,646	4,348	—	(14,323)	—	(4,390)
Gains (losses) included in OCI(G)	—	—	—	1,880	(5,354)	—	—	—	—	(3,474)
Interest income	10,522	—	13,254	14,869	—	—	15,978	(62)	—	54,561
Purchases, Sales and Repayments:
Purchases, net(H)(I)	122,887	—	400,652	13,900	66,617	246,892	—	4,417	—	855,365
Sales and settlement fundings	—	2,404	—	—	—	(61,532)	10,098	—	—	(49,030)
Proceeds from repayments	(28,312)	—	(432,082)	(60,170)	(30,939)	(32,086)	(302,325)	(47,638)	(1,035,473)	(1,969,025)
Originations and other	—	580,244	—	—	—	(170,400)	—	(61)	1,318,377	1,728,160
Balance at June 30, 2024	$395,606	$9,693,331	$357,220	$548,047	$261,492	$384,587	$946,367	$491,712	$2,541,369	$15,619,731
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
(K)For the six months ended June 30, 2024, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial liabilities for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing	Total
Balance at March 31, 2025	$169,035	$592,078	$859,760	$104,721	$378,721	$2,104,315
Transfers:
Transfers out of Level 3(A)	—	(368,843)	—	—	—	(368,843)
Gains (Losses) Included in Net Income:
Servicing revenue, net(C)	—	—	—	(9,332)	—	(9,332)
Other income(B)	2,841	1,431	2,712	—	2,407	9,391
Purchases, Issuance and Repayments:
Repayments	(11,443)	—	—	(34,450)	—	(45,893)
Other	—	—	566	1	—	567
Balance at June 30, 2025	$160,433	$224,666	$863,038	$60,940	$381,128	$1,690,205
(A)For the three months ended June 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.
(C)See Note 5 for further details on the components of servicing revenue, net.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$101,088	$377,227	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(735,874)	—	—	—	(735,874)
Gains (Losses) Included in Net Income:
Servicing revenue, net(C)	—	—	—	(5,698)	—	(5,698)
Other income(B)	(1,992)	582	2,883	—	3,901	5,374
Purchases, Issuance and Repayments:
Repayments	(23,035)	—	—	(34,450)	—	(57,485)
Other	—	—	1,132	—	—	1,132
Balance at June 30, 2025	$160,433	$224,666	$863,038	$60,940	$381,128	$1,690,205
(A)For the six months ended June 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing	Total
Balance at March 31, 2024	$221,922	$218,123	$324,062	$—	$—	$764,107
Transfers:
Transfers to Level 3	—	—	—	—	352,683	352,683
Computershare Acquisition (Note 3)	—	—	—	125,168	—	125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(9,026)	—	(9,026)
Other income(A)	2,862	3,678	164	—	—	6,704
Purchases, Issuance and Repayments:
Issuance	—	—	451,128	—	—	451,128
Repayments	(19,498)	—	(324,062)	—	—	(343,560)
Other	—	—	390	—	—	390
Balance at June 30, 2024	$205,286	$221,801	$451,682	$116,142	$352,683	$1,347,594
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$—	$—	$772,925
Transfers:
Transfers to Level 3	—	—	—	—	352,683	352,683
Computershare Acquisition (Note 3)	—	—	—	125,168	—	125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(9,026)	—	(9,026)
Other income(A)	2,451	3,644	5,228	—	—	11,323
Purchases, Issuance and Repayments:
Issuance	—	—	451,128	—	—	451,128
Repayments	(32,935)	—	(324,062)	—	—	(356,997)
Other	—	—	390	—	—	390
Balance at June 30, 2024	$205,286	$221,801	$451,682	$116,142	$352,683	$1,347,594
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

Excess MSRs, MSRs and MSR Financing Receivables and MSR Financing Liability Valuation

Fair value estimates of Rithm Capital’s MSRs and related MSR financing liability and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of MSRs on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

June 30, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 13.2% (6.5%)	0.2% – 14.0% (4.7%)	0.0% – 64.1% (39.7%)	7 – 31 (21)	10 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.2% – 99.9% (6.2%)	0.0% – 100.0% (1.8%)	7.3% – 18.3% (14.2%)	3 – 157 (29)	0 – 40 (23)
Non-Agency	1.7% – 99.9% (7.8%)	4.0% – 100.0% (23.0%)	0.0% – 3.8% (0.7%)	1 – 194 (44)	0 – 60 (21)
Ginnie Mae	1.5% – 84.3% (8.7%)	63.0% – 100.0% (8.8%)	13.3% – 31.3% (27.0%)	14 – 132 (47)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.5% – 99.9% (7.1%)	0.0% – 100.0% (5.6%)	0.0% – 31.3% (20.0%)	1 – 194 (36)	0 – 60 (24)

December 31, 2024
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 13.3% (6.6%)	0.2% – 14.7% (5.1%)	—% – 64.2% (39.6%)	7 – 32 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 99.4% (6.0%)	0.0% – 100.0% (1.9%)	7.6% – 21.9% (14.1%))	2 – 159 (28)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (8.4%)	0.0% – 100.0% (24.8%)	0.0% – 15.8% (1.6%)	1 – 156 (45)	0 – 58 (21)
Ginnie Mae	2.1% – 78.5% (8.0%)	0.0% – 100.0% (10.0%)	8.0% – 26.1% (21.8%)	8 – 154 (46)	0 – 42 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.8% – 100.0% (6.8%)	0.0% – 100.0% (6.2%)	0.0% – 26.1% (20.0%)	1 – 159 (35)	0 – 58 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of June 30, 2025 and December 31, 2024, weighted average costs of subservicing of $7.26 (range of $7.14 – $7.44) and $6.89 (range of $6.87 – $6.96), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $11.50 (range of $9.12 – $14.28) and $9.60 (range of $8.45 – $11.55), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $10.00 and $8.25, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 95 bps as of June 30, 2025 and December 31, 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2025 and December 31, 2024, weighted average discount rates of 8.4% (range of 8.1% – 9.0%) were used to value Rithm Capital’s Excess MSRs. As of June 30, 2025 and December 31, 2024, weighted average discount rates of 8.9% (range of 8.7% – 10.3%) were used to value Rithm Capital’s MSRs, MSR financing receivables and MSR financing liability.

All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants and use of common market data sources. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each investment in MSRs and related MSR financing liability and Excess MSRs.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital uses different prepayment and delinquency assumptions in valuing the MSRs and Excess MSRs, relating to the original loan pools, the recapture agreements and the MSRs and Excess MSRs, relating to recaptured loans. The prepayment rate and delinquency rate assumptions differ because of differences in the collateral characteristics, refinance potential and expected borrower behavior for original loans and loans which have been refinanced. The assumptions for recapture and discount rates when valuing MSRs and Excess MSRs and recapture agreements are based on historical recapture experience and market pricing.

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the GSE MSRs, owned as of June 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2025	$6,301,384
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,879,637	$6,578,198	$6,046,560	$5,811,404
Change in Estimated Fair Value:
Amount	$578,253	$276,814	$(254,824)	$(489,980)
Percentage	9.2%	4.4%	(4.0)%	(7.8)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,628,066	$6,458,540	$6,155,068	$6,019,583
Change in Estimated Fair Value:
Amount	$326,682	$157,156	$(146,316)	$(281,801)
Percentage	5.2%	2.5%	(2.3)%	(4.5)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,323,863	$6,312,809	$6,289,619	$6,277,521
Change in Estimated Fair Value:
Amount	$22,479	$11,425	$(11,765)	$(23,863)
Percentage	0.4%	0.2%	(0.2)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,245,057	$6,273,222	$6,329,554	$6,357,719
Change in Estimated Fair Value:
Amount	$(56,327)	$(28,162)	$28,170	$56,335
Percentage	(0.9)%	(0.4)%	0.4%	0.9%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2025	$795,130
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$881,143	$836,104	$757,556	$723,183
Change in Estimated Fair Value:
Amount	$86,013	$40,974	$(37,574)	$(71,947)
Percentage	10.8%	5.2%	(4.7)%	(9.0)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$841,309	$817,559	$773,723	$753,453
Change in Estimated Fair Value:
Amount	$46,179	$22,429	$(21,407)	$(41,677)
Percentage	5.8%	2.8%	(2.7)%	(5.2)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$801,017	$798,110	$791,919	$788,714
Change in Estimated Fair Value:
Amount	$5,887	$2,980	$(3,211)	$(6,416)
Percentage	0.7%	0.4%	(0.4)%	(0.8)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$794,603	$794,833	$795,294	$795,524
Change in Estimated Fair Value:
Amount	$(527)	$(297)	$164	$394
Percentage	(0.1)%	—%	—%	—%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in the Ginnie Mae MSRs, owned as of June 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2025	$3,263,549
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,535,468	$3,394,153	$3,142,736	$3,030,569
Change in Estimated Fair Value:
Amount	$271,919	$130,604	$(120,813)	$(232,980)
Percentage	8.3%	4.0%	(3.7)%	(7.1)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,422,371	$3,338,869	$3,195,295	$3,132,843
Change in Estimated Fair Value:
Amount	$158,822	$75,320	$(68,254)	$(130,706)
Percentage	4.9%	2.3%	(2.1)%	(4.0)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,317,528	$3,290,497	$3,236,927	$3,210,501
Change in Estimated Fair Value:
Amount	$53,979	$26,948	$(26,622)	$(53,048)
Percentage	1.7%	0.8%	(0.8)%	(1.6)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,197,323	$3,230,466	$3,296,752	$3,329,895
Change in Estimated Fair Value:
Amount	$(66,226)	$(33,083)	$33,203	$66,346
Percentage	(2.0)%	(1.0)%	1.0%	2.0%

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

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2025	2.1%	4.7%	18.9%	19.9 bps	6.5%	20.7
December 31, 2024	2.1%	4.6%	19.6%	19.9 bps	6.5%	21.1
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 4.3 bps and 3.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of as of June 30, 2025 and December 31, 2024, respectively.
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
June 30, 2025
Government-backed securities(C)	$7,717,430	$7,533,795	$7,586,689	$—	$7,586,689	2
CLOs(D)	339,429	328,123	249,627	87,765	337,392	2 & 3
Non-Agency and other securities(D)	8,852,683	689,682	712,758	26,385	739,143	3
Total	$16,909,542	$8,551,600	$8,549,074	$114,150	$8,663,224
December 31, 2024
Government-backed securities(C)	$6,672,189	$6,510,235	$6,450,643	$—	$6,450,643	2
CLOs(D)	243,355	234,397	217,049	25,178	242,227	2 & 3
Non-Agency and other securities(D)	8,962,730	515,262	529,146	23,651	552,797	3
Total	$15,878,274	$7,259,894	$7,196,838	$48,829	$7,245,667
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

For 81.9% and 82.1% of non-Agency securities as of June 30, 2025 and December 31, 2024, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
June 30, 2025	$605,081	4.7% – 20.9% (6.7%)	0.0% – 25.0% (6.6%)	0.0% – 1.9% (0.3%)	0.0% – 50.0% (11.2%)
December 31, 2024	$453,978	4.7% – 20.0% (6.9%)	0.0% – 20.0% (6.3%)	0.0% – 1.9% (0.5%)	0.0% – 50.0% (17.0%)
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

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of June 30, 2025:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,563	6.8% – 8.5% (7.3%)	4.0% – 6.7% (6.2%)	0.9% – 3.6% (2.1%)	26.6% – 48.9% (35.2%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$8,332	9.2% – 12.0% (11.1%)	3.9% – 6.6% (5.7%)	3.1% – 5.9% (4.9%)	281.8% – 308.3% (290.7%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of December 31, 2024:

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
June 30, 2025	$343,333	6.8% – 9.2% (7.9%)	4.9% – 6.7% (6.4%)	0.9% – 3.1% (1.6%)	25.9% – 48.9% (39.6%)
December 31, 2024	$361,890	7.9% – 9.3% (8.4%)	5.4% – 8.2% (8.0%)	1.3% – 4.9% (3.3%)	12.4% – 33.7% (26.4%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of June 30, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$190,138	9.2% – 10.2% (9.4%)	13.3% – 39.0% (14.6%)	2.7% – 36.7% (5.0%)	72.1% - 100.0% (93.2%)
Marcus	275,093	7.4% - 17.5% (10.9%)	0.0% - 22.0% (14.2%)	3.0% - 62.0% (23.4%)	87.5%
Consumer Loans HFI, at Fair Value	$465,231

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

Residential Transition Loans Valuation

Rithm Capital classifies certain residential transition loans as Level 3 in the fair value hierarchy. Performing residential transition loans are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing residential transition loans, with UPB of $46.4 million and fair value of $43.3 million as of June 30, 2025 and UPB of $55.2 million and fair value of $49.3 million as of December 31, 2024, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

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

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing residential transition loans, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
June 30, 2025	$2,454,473	8.3% – 10.6% (8.3%)	0.0% – 50.0% (46.1%)	0.5% – 1.8% (0.5%)	25.0%
December 31, 2024	$2,128,801	8.3% – 9.9% (8.3%)	0.0% – 50.0% (45.8%)	0.5% – 1.8% (0.5%)	25.0%

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

Other commitments relate to (i) an agreement entered into by a subsidiary of Rithm Capital with its affiliate requiring a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate and (ii) a third-party co-investor’s redemption right of its investment in a consolidated joint venture. These are classified as Level 3 in the fair value hierarchy, valued (i) at the excess of cost basis over the intrinsic value of the underlying investment and (ii) using a simulated Monte Carlo model by independent pricing services, respectively. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
June 30, 2025	$50,522	0.0% – 100.0% (84.4%)	6.2 – 428.3 (261.2)
December 31, 2024	$11,294	0.0% – 100.0% (86.1%)	1.0 – 426.7 (281.8)

Asset-Backed Securities Issued

As of June 30, 2025 and December 31, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 20) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
June 30, 2025	$160,433	5.5%	14.6%	5.0%	93.2%
December 31, 2024	$185,460	5.4%	14.5%	5.1%	92.3%

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing and loans receivable:

	Fair Value	Discount Rate
June 30, 2025
Notes receivable	$442,893	8.5% - 13.7% (9.2%)
Notes receivable financing	381,128	5.3%
Loans receivable	8,038	17.5%
Total	$832,059
December 31, 2024
Notes receivable	$393,786	9.0% - 12.5% (9.2%)
Notes receivable financing	377,227	5.7%
Loans receivable	31,580	18.5%
Total	$802,593

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the fair value option election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of June 30, 2025 and December 31, 2024, the fair value of the investment was $194.3 million and $194.4 million, respectively. As the discount rates of 11.2% and 11.8% used to estimate the fair value of the investment as of June 30, 2025 and December 31, 2024, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	June 30, 2025			December 31, 2024
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$224,317	Monthly – Annually(B)	30 days – 90 days(B)	$172,409	Monthly - Annually(B)	30 days - 90 days(B)
Close-ended	133,833	None(C)	N/A	160,697	None(C)	N/A
Total	$358,150			$333,106
(A)The structured alternative investment solution invests in both open-ended and close-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)$47.2 million of investments are subject to an initial lock-up period of three years during which time withdrawals or redemptions are limited. Once the lock-up period ends, the investments can be redeemed with the frequency noted above.
(C)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of June 30, 2025 and December 31, 2024, the structured alternative investment solution had unfunded commitments of $48.3 million and $23.8 million, respectively, related to the investments presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

As of June 30, 2025 and December 31, 2024, notes payable of the structured alternative investment solution with a fair value of $224.7 million and $224.1 million, respectively, were valued using independent pricing services and are classified as Level 3. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The notes payable of consolidated CLOs had a fair value of $731.1 million and $735.9 million as of June 30, 2025 and December 31, 2024, respectively, and were valued using independent pricing services. As of June 30, 2025, the Company measured the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs under the CFE election, as the Company believes the fair value of the financial assets were more observable and the fair value of notes payable of consolidated CLOs were transferred out of Level 3 to Level 2 primarily due to increased price transparency. As of December 31, 2024, the Company measured the financial assets of its consolidated CLOs based on the fair value of the financial liabilities of its consolidated CLOs, as the Company believed the fair value of the financial liabilities were more observable and were classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 20 for further details.

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

Residential Mortgage Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value
June 30, 2025	$2,637,931	$2,232,484
December 31, 2024	$2,791,027	$2,369,934

Rithm Capital classifies securitized residential transition loans as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
June 30, 2025	$967,461	$863,038	1.6% – 10.5% (2.3%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
December 31, 2024	$962,192	$859,023	1.7% – 11.7% (2.2%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
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

As of June 30, 2025 and December 31, 2024, assets measured at fair value on a nonrecurring basis were $79.5 million and $87.6 million, respectively, of which, approximately $61.0 million and $66.7 million, respectively, related to residential mortgage loans, HFS, and $18.5 million and $20.9 million, respectively, related to REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
June 30, 2025
Performing loans	$47,792	6.8% – 8.5% (6.8%)	4.3 – 6.3 (4.3)	4.0% – 6.7% (6.7%)	0.9% – 3.6% (2.1%)	26.6% – 48.9% (31.6%)
Non-performing loans	13,174	9.2% – 12.0% (10.3%)	3.4 – 4.8 (4.3)	3.7% – 4.9% (4.4%)	3.1% – 5.9% (4.2%)	25.9% – 72.3% (43.4%)
Total	$60,966
December 31, 2024
Performing loans	$51,011	6.3% – 8.6% (7.7%)	2.8 – 6.0 (4.4)	6.0% – 8.2% (8.0%)	1.8% – 22.9% (3.6%)	18.7% – 33.7% (20.7%)
Non-performing loans	15,659	8.5% – 9.4% (9.1%)	5.2 – 6.2 (5.8)	1.7% – 5.4% (3.5%)	1.3% – 9.3% (5.2%)	12.4% – 39.9% (23.1%)
Total	$66,670
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10.0% – 25.0% (weighted average of 21.6%), depending on the information available to the broker.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.3 million and a reversal of valuation allowance of $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and a reversal of valuation allowance of $0.8 million and a valuation allowance of $3.3 million for the six months ended June 30, 2025 and 2024, respectively.

The total change in the recorded value of REO for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.4 million and a valuation allowance of $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and a reversal of valuation allowance of $0.7 million and a reversal of valuation allowance of $1.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of June 30, 2025. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

Certain entities were formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Newrez’s residential mortgage loans HFS (“MLHFS PC”). These facilities transfer the MLHFS PC in exchange for cash. Newrez is the primary beneficiary of the VIEs and therefore consolidates the SPEs. The transferred MLHFS PC is classified on the consolidated balance sheets as residential mortgage loans, HFS and the related warehouse credit facility liabilities as part of secured financing agreements. Newrez retains the risks and benefits associated with the assets transferred to the SPEs.

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

Consumer Loan Companies

Rithm Capital owns a 100% interest in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”). The Consumer Loan Companies consolidate certain securitization vehicles (“Consumer Loan SPVs”), classified as VIEs, that issued debt collateralized by the consumer loans. The Company, through the Consumer Loan Companies, consolidates the Consumer Loan SPVs as it is the primary beneficiary.

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

Consolidated CFEs

Loan Securitizations - Residential Transition Loans

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by residential transition loans and for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitization trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of June 30, 2025, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, residential transition loans (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $943.3 million and an aggregate principal limit of approximately $1.3 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

Loan Securitizations - Residential Mortgage Loans

Rithm Capital sponsors the formation of certain mortgage securitization trusts, considered VIEs, to securitize performing Non-QM loans and seasoned mortgage loans. The Company consolidates certain trusts for which it is the primary beneficiary. The Company acts as the primary servicer for such trusts and therefore has the ability to direct activities that could impact these trusts’ economic performance. Generally, the Company retains a vertical tranche of notes issued by these trusts for risk retention purposes in addition to the most subordinated tranches and “interest only” interests. Such retained interests were eliminated in consolidation. Depending on the type of securitization, the underlying pool of assets may consist of performing, amortizing and interest only, fixed rate and adjustable rate mortgage loans secured by first liens on single family residential properties, planned unit developments and condominiums.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds securities for risk retention purposes. The Company is not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $17.1 million of notes held at fair value as of June 30, 2025.

As of June 30, 2025, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.2 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of June 30, 2025, the consolidated notes payable due to third parties had a fair value of $224.7 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2026. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of June 30, 2025, the consolidated funds have not drawn on the facility.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which in 2024, issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of June 30, 2025, the consolidated notes payable due to third parties had a fair value of $731.1 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

See Note 18 and Note 19 regarding the financing and fair value measurements of consolidated funds, respectively.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Asset Management and Other	SPAC	Consolidated CFEs(A)			Total
June 30, 2025							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$312,986	$—	$—	$—	$—	$—	$—	$—	$—	$312,986
Residential mortgage loans, HFS, at fair value	—	—	371,875	—	—	—	—	—	—	371,875
Consumer loans	—	—	—	190,138	—	—	—	—	—	190,138
Assets of consolidated CFEs - investments	—	—	—	—	—	—	967,461	2,637,931	1,159,681	4,765,073
Cash and cash equivalents	10,028	21,394	—	251	1,020	820	—	—	—	33,513
Restricted cash	5,948	—	5,907	10,704	—	233,370	8,304	7,998	48,232	320,463
Other assets	4	542	—	408	214,137	333	13,633	—	22,362	251,419
Total Assets	$328,966	$21,936	$377,782	$201,501	$215,157	$234,523	$989,398	$2,645,929	$1,230,275	$6,245,467
Liabilities:
Secured financing agreements	$—	$—	$317,754	$—	$—	$—	$—	$—	$—	$317,754
Secured notes and bonds payable	240,656	—	—	160,433	—	—	—	—	—	401,089
Notes payable of consolidated CFEs	—	—	—	—	—	—	863,038	2,232,484	955,757	4,051,279
Accrued expenses and other liabilities	1,715	2,122	—	1,263	3,719	8,127	956	8,331	71,130	97,363
Total Liabilities	$242,371	$2,122	$317,754	$161,696	$3,719	$8,127	$863,994	$2,240,815	$1,026,887	$4,867,485
December 31, 2024
Assets:
Servicer advance investments, at fair value	$339,646	$—	$—	$—	$—	$—	$—	$—	$—	$339,646
Residential mortgage loans, HFS, at fair value	—	—	496,420	—	—	—	—	—	—	496,420
Consumer loans	—	—	—	219,308	—	—	—	—	—	219,308
Assets of consolidated CFEs - investments	—	—	—	—	—	—	962,192	2,791,027	1,118,359	4,871,578
Cash and cash equivalents	5,163	21,023	—	1,118	11,796	—	—	—	—	39,100
Restricted cash	6,727	—	6,087	11,492	—	—	7,172	17,293	126,158	174,929
Other assets	4	452	—	4,618	89,654	—	26,348	—	59,277	180,353
Total Assets	$351,540	$21,475	$502,507	$236,536	$101,450	$—	$995,712	$2,808,320	$1,303,794	$6,321,334
Liabilities:
Secured financing agreements	$—	$—	$384,948	$—	$—	$—	$—	$—	$—	$384,948
Secured notes and bonds payable	258,183	—	—	185,460	—	—	—	—	—	443,643
Notes payable of consolidated CFEs	—	—	—	—	—	—	859,023	2,369,934	959,958	4,188,915
Accrued expenses and other liabilities	1,975	1,854	—	226	1,589	—	1,099	17,626	140,604	164,973
Total Liabilities	$260,158	$1,854	$384,948	$185,686	$1,589	$—	$860,122	$2,387,560	$1,100,562	$5,182,479
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

	June 30, 2025	December 31, 2024
Residential mortgage loan UPB and other collateral	$8,977,075	$8,152,970
Weighted average delinquency(A)	4.3%	5.2%
Net credit losses	$175,406	$161,646
Face amount of debt held by third parties	$8,328,599	$7,532,832

Carrying value of notes retained by Rithm Capital(B)(C)	$565,925	$532,845
Cash flows received by Rithm Capital on these notes	$48,568	$94,589
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

	June 30, 2025	December 31, 2024
Maximum Risk of Loss as a Result of the Company’s Involvement with Unconsolidated VIEs:
Unearned income and fees	$13,997	$17,268
Income and fees receivable	15,782	35,723
Investments	695,707	577,849
Unfunded commitments(A)	201,232	174,530
Other commitments	25,521	25,521
Maximum Exposure to Loss	$952,239	$830,891
(A)Includes commitments from certain current and former employees and managing directors in the amounts of $114.7 million and $133.9 million as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the carrying value of the Company’s other unconsolidated commercial real estate entities which reflects the Company’s maximum exposure to loss. See Note 26 regarding certain guarantees provided in connection with the investments. These investments are presented as part of equity investments within other assets on the consolidated balance sheets:

	June 30, 2025	December 31, 2024
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$113,237	$57,846

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

	June 30, 2025	December 31, 2024
Membership interest in unconsolidated VIEs	$194,315	$194,410

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenues consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Property and maintenance	$27,439	$29,955	$53,175	$62,335
Rental	19,492	18,920	38,894	37,869
Other	7,135	7,625	12,770	14,644
Total Other Revenues	$54,066	$56,500	$104,839	$114,848

General and Administrative expenses consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Legal and professional	$24,394	$26,941	$49,032	$48,430
Loan origination	17,161	17,498	31,838	32,933
Occupancy	16,348	15,251	30,802	31,197
Subservicing	12,342	17,690	29,098	37,118
Loan servicing	40,737	3,502	82,255	9,093
Property and maintenance	28,921	29,955	56,557	62,219
Depreciation and amortization	23,794	32,857	48,362	64,809
Information technology	31,239	33,944	62,547	63,332
Other	44,639	36,836	86,630	70,395
Total General and Administrative Expenses	$239,575	$214,474	$477,121	$419,526
Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Real estate and other securities	$4,532	$(1,838)	$12,986	$1,068
Residential mortgage loans and REO	8,281	22,623	10,825	26,149
Derivative and hedging instruments	(8,226)	4,899	(18,041)	6,220
Notes and bonds payable	(4,135)	(2,857)	713	(2,631)
Consolidated CFEs(A)	26,614	33,385	43,056	49,797
Other(B)	(4,325)	3,005	(27,941)	(975)
Realized and unrealized gains, net	22,741	59,217	21,598	79,628
Other income, net	18,478	26,393	27,551	42,177
Total Other Income, Net	$41,219	$85,610	$49,149	$121,805
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$66,177	$59,859	$125,163	$116,989
Incentive income	28,831	49,574	57,517	63,395
Total Asset Management Revenues	$95,008	$109,433	$182,680	$180,384

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents the composition of the Company’s income and fees receivable primarily through Sculptor:

	June 30, 2025	December 31, 2024
Management fees receivable	$46,181	$25,337
Incentive income receivable	28,476	183,335
Total Income and Fees Receivable	$74,657	$208,672

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

The following table presents the Company’s unearned income and fees primarily through Sculptor:

	June 30, 2025	December 31, 2024
Unearned management fees	$4	$12
Unearned incentive income	14,231	17,268
Total Unearned Income and Fees	$14,235	$17,280

A liability for unearned incentive income is generally recognized when the Company receives incentive income distributions from its funds, primarily its real estate funds, whereby the distributions received have not yet met the recognition threshold of it being probable that a significant reversal of cumulative revenue will not occur. A liability for unearned management fees is generally recognized when management fees are paid to the Company on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter.

23. NONCONTROLLING INTERESTS

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

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2025			December 31, 2024
	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$86,594	10.7%	$9,259	$91,384	10.7%	$9,770
Newrez Joint Ventures	19,077	49.5%	9,443	19,621	49.5%	9,687
Excess MSRs	128,280	20.0%	25,656	136,645	20.0%	27,329
Other investments	96,426	24.6%	23,715	50,778	10.0%	4,608
Asset management	938,160	n/m(B)	42,753	844,669	n/m(B)	39,942

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the net income (loss) of consolidated subsidiaries is computed as follows:

	Three Months Ended June 30,
	2025			2024
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$1,446	10.7%	$154	$(1,149)	10.7%	$(123)
Newrez Joint Ventures	1,982	49.5%	981	2,052	49.5%	1,016
Consumer Loan Companies(A)	731	—%	—	(7,318)	46.5%	(3,403)
Excess MSRs	3,441	20.0%	688	23,182	20.0%	4,636
Other investments	2,550	24.6%	691	—	N/A	—
Asset management	(2,783)	n/m(B)	655	25,964	n/m(B)	835

	Six Months Ended June 30,
	2025			2024
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$1,110	10.7%	$118	$8,381	10.7%	$895
Newrez Joint Ventures	2,697	49.5%	1,335	2,164	49.5%	1,071
Consumer Loan Companies(A)	(819)	—%	—	(5,127)	46.5%	(2,384)
Excess MSRs	4,764	20.0%	952	23,182	20.0%	4,636
Other investments	4,280	24.6%	1,191	—	N/A	—
Asset management	(64,900)	n/m(B)	659	(13)	n/m(B)	2,195
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
(B)Percentage in the table above deemed “n/m” are not meaningful. Noncontrolling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of noncontrolling interests.

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

The following table presents the activity in redeemable noncontrolling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2024	$—	$—	$—
Initial carrying value	214,389	27,460	241,849
Distributions	—	(430)	(430)
Change in redemption value	15,611	—	15,611
Comprehensive income	3,369	564	3,933
Balance at June 30, 2025	$233,369	$27,594	$260,963

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

In February 2025, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2025 through December 31, 2025. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the six months ended June 30, 2025, the Company did not repurchase any shares of its common stock and redeemed 2,000,000 shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for $50.0 million at a redemption price equal to $25.00 per share plus accumulated and unpaid distributions.

On September 24, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the six months ended June 30, 2025, 9.0 million shares of common stock were issued under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	Issuance Discount	June 30, 2025	December 31, 2024	Three Months Ended June 30,		Six Months Ended June 30,
Series(B)								2025	2024	2025	2024
Series A, issued July 2019(D)(F)(H)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$0.66	$0.47	$1.31	$0.94
Series B, issued August 2019(D)(F)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.65	0.45	1.29	0.89
Series C, issued February 2020(D)(G)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.61	0.40	1.20	0.80
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	0.88	0.88
Total	49,964,122	51,964,122	$1,249,104	$1,299,104		$1,207,254	$1,257,254	$2.36	$1.76	$4.68	$3.51
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
(F)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the second quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(G)Effective February 15, 2025, dividends on the Series C accumulate at a floating rate. For the second quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(H)The Company redeemed 2.0 million shares on the redemption date of March 28, 2025.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

On June 18, 2025, Rithm Capital’s board of directors declared second quarter 2025 preferred dividends of $0.66 per share of Series A, $0.65 per share of Series B, $0.61 per share of Series C and $0.44 per share of Series D cumulative redeemable preferred stock, or approximately $2.8 million, $7.4 million, $9.7 million and $8.1 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 20, 2024	April 2024	$0.25	$120.9
June 18, 2024	July 2024	0.25	122.4
September 20, 2024	November 2024	0.25	129.9
December 16, 2024	January 2025	0.25	130.2
March 21, 2025	April 2025	0.25	132.5
June 18, 2025	July 2025	0.25	132.6

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$318,006	$238,517	$398,716	$526,004
Noncontrolling interests in income of consolidated subsidiaries	3,169	2,961	4,255	6,413
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,120	—	3,933	—
Net Income Attributable to Rithm Capital Corp.	311,717	235,556	390,528	519,591
Change in redemption value of redeemable noncontrolling interests	—	—	15,611	—
Dividends on preferred stock	27,818	22,395	54,495	44,790
Net Income Attributable to Common Stockholders	$283,899	$213,161	$320,422	$474,801

Basic weighted average shares of common stock outstanding	530,171,540	486,721,836	527,154,950	485,029,307
Effect of Dilutive Securities(A)(B):
Stock options	100	1,078,804	125	988,302
Restricted stock	—	120,151	85,477	197,452
Time-based RSU awards	2,961,492	1,488,716	2,910,569	1,152,513
Performance-based RSU awards	2,427,103	1,295,297	2,245,417	950,579
Time-based Class B Profit Units	587,518	134,776	531,853	67,388
Performance-based Class B Profit Units	1,199,947	141,702	1,082,726	70,851
Diluted Weighted Average Shares of Common Stock Outstanding	537,347,700	490,981,282	534,011,117	488,456,392

Basic Earnings per Share Attributable to Common Stockholders	$0.54	$0.44	$0.61	$0.98
Diluted Earnings per Share Attributable to Common Stockholders	$0.53	$0.43	$0.60	$0.97
(A)Certain stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS for the periods where they were out-of-the-money or a loss has been recorded, because they would have been anti-dilutive for the period presented.
(B)Awards related to stock-based compensation were included to the extent dilutive and issuable under the relevant time and/or performance measures.

25. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current:
Federal	$712	$1,138	$7,267	$1,750
State and local	172	2,130	369	2,527
Foreign	1,371	1,928	11,984	3,704
Total current income tax expense	2,255	5,196	19,620	7,981
Deferred:
Federal	(6,311)	39,219	(36,669)	115,672
State and local	(7,444)	6,698	(16,740)	19,934
Foreign	(98)	535	(1,739)	1,473
Total deferred income tax expense (benefit)	(13,853)	46,452	(55,148)	137,079
Total Income Tax Expense (Benefit)	$(11,598)	$51,648	$(35,528)	$145,060

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2025, Rithm Capital recorded a net deferred tax liability of $732.2 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance as of June 30, 2025 was $78.3 million.

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

Capital Commitments — As of June 30, 2025, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of June 30, 2025, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $42.5 million and $2.3 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•Consumer Loans — The Consumer Loan Companies have invested in loans with an aggregate of $139.4 million of unfunded and available revolving credit privileges as of June 30, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at Rithm Capital’s discretion.

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the third quarter of 2025. As of June 30, 2025, $38.1 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $1.6 billion of additional advances on existing mortgage loans as of June 30, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of June 30, 2025, the Company has an unfunded capital commitment to fund up to $81.8 million on an existing loan to a certain commercial real estate borrower.

•Fund Commitments — As of June 30, 2025, the Company has unfunded capital commitments of $300.7 million to certain funds Sculptor manages, of which $48.3 million relates to commitments of consolidated funds. Approximately $131.7 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 8 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of June 30, 2025, the unfunded capital commitment to the consolidated joint venture was $149.5 million, of which $119.6 million is expected to be funded by the third-party.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At June 30, 2025, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Loan Agreement

In July 2023, an entity in which Rithm Capital has an ownership interest entered into an agreement to acquire a commercial real estate development project. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the Company’s consolidated balance sheets. Concurrently, Genesis entered into a loan agreement in the amount of $86.4 million, which was fully redeemed during the second quarter 2025. Prior to redemption, this loan was included in residential transition loans, at fair value on Rithm Capital’s consolidated balance sheets.

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

As of June 30, 2025, approximately $1.5 billion of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of June 30, 2025, approximately 69.4% of these AUM were not charged management fees or incentive fees.

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

In the second quarter of 2024, Sculptor launched Sculptor Loan Financing Partners, a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. The Company invested $118.6 million in the vehicle and the vehicle is consolidated on the Company’s consolidated financial statements. See Note 19 and Note 20 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interest in certain funds managed by the Company for approximately $74.6 million. See Note 26 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 20 and 26 for additional details.

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

Transactions with Rithm Property Trust

In connection with the transaction with Rithm Property Trust, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into the Rithm Property Trust Management Agreement to serve as Rithm Property Trust’s external manager. As of June 30, 2025, Rithm Capital holds 3.3 million shares of Rithm Property Trust common stock with a fair value of $9.0 million, equal to 7.3% of the outstanding shares of Rithm Property Trust common stock. In addition, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 3.3 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, for $10.0 million of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share.

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

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of June 30, 2025, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $22.3 million.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

28. SUBSEQUENT EVENTS

There have been no events since June 30, 2025 that require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A., “Risk Factors” of this Report, Part II, Item 1A., “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

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

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation and currently operates as an internally managed REIT.

We seek to generate long-term value for our investors by using our investment expertise to identify, manage and invest in real estate related and other financial assets, as well as offering broader asset management capabilities in order to provide investors with attractive risk-adjusted returns. Our investment team is made up of individuals with deep experience in financial services and real estate investing at both the institutional and operating company level. Headquartered in New York City, Rithm Capital has a global presence with global offices in London, Hong Kong, Abu Dhabi and Tokyo.

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

Our Asset Management business primarily operates through our wholly-owned subsidiary, Sculptor, as well as through RCM Manager, which manages Rithm Property Trust pursuant to that certain Management Agreement, by and between RCM Manager and Rithm Property Trust, dated as of June 11, 2024 (as amended by the First Amendment to the Management Agreement, dated as of October 18, 2024) and Rithm Capital Advisors LLC (“RCA”), which serves as an investment adviser to funds and managed accounts. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. For more information about our investment guidelines, see Part I, Item 1. Business, “Investment Guidelines” of the 2024 Form 10-K.

In executing our strategy, from time to time, we explore, and will continue to explore, various opportunities to create value for our shareholders, which may include acquisitions and dispositions of assets, financing transactions (including equity or debt offerings by one or more of our subsidiaries), business combinations, a change in our tax status, spin-off transactions or other similar transactions. Among other opportunities, we believe there are additional growth opportunities in the direct lending, insurance, private equity and infrastructure spaces. Each of the potential transactions described above is subject to market and other conditions and there can be no assurances as to the timing of any such transaction or that a transaction will be completed at all.

As of June 30, 2025, we had approximately $44.3 billion in total assets and approximately $36 billion in assets under management (“AUM”). We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Residential Transitional Lending and Asset Management.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	June 30, 2025	March 31, 2025(A)	December 31, 2024	September 30, 2024	June 30, 2024
Total equity	$8,059,209	$7,884,840	$7,886,310	$7,751,409	$7,420,614
Less: Preferred Stock Series A, B, C and D	1,207,254	1,207,254	1,257,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	110,826	108,716	91,336	94,867	94,021
Total equity attributable to common stock	$6,741,129	$6,568,870	$6,537,720	$6,399,288	$6,069,339

Common stock outstanding	530,292,171	530,122,477	520,656,256	519,732,422	489,732,422

Book Value per Common Share	$12.71	$12.39	$12.56	$12.31	$12.39
(A)The change in book value per common share from December 31, 2024 to March 31, 2025 was attributable to the net impact of (i) net income attributable to common stockholders of $36.5 million and (ii) a dividend of $132.5 million for the three months ended March 31, 2025. Net income attributable to common stockholders for the three months ended March 31, 2025 was adversely impacted by a non-cash decrease in the fair value of MSRs, net of hedge and tax.

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

Real gross domestic product (“GDP”) rose an annualized 3.0% in the second quarter of 2025 largely due to a decline in imports that added 5.2% points to the change in real GDP. This drop in imports followed an increase in the first quarter of 2025 that was the result of the front running of tariffs. Longer-term Treasury yields were relatively unchanged during the second quarter of 2025, as an increase in real yields from Treasury Inflation Protected Securities (“TIPS”) was offset by a decline in the implied inflation breakeven. The unemployment rate fell slightly with overall labor market stability during the second quarter of 2025, including solid employment growth, continued low levels of claims for unemployment benefits and a modestly higher ratio of job openings to unemployed job seekers. Though fiscal policy uncertainty has been reduced by the passage of the One Big Beautiful Bill Act in early July 2025, the outlook for the economy remains uncertain given shifting policies related to global trade.

Inflation

Inflation picked up in the second quarter of 2025, with the 12-month increase in the overall Consumer Price Index (“CPI”) rising to 2.7% in June 2025 from 2.4% in March 2025. Core CPI price inflation (excluding food and energy prices) rose slightly to 2.9% in June 2025 from 2.8% in March 2025. The faster gains in CPI prices were driven by higher energy and other goods prices and slower disinflation in services prices.

Treasury Yields

The nominal 10-year Treasury yield was relatively unchanged at 4.24% at the end of June 2025 versus 4.23% at the end of March 2025. The real yields on 10-year TIPS rose to 1.95% in June 2025 from 1.85% in March 2025, whereas the 10-year breakeven inflation rate was 2.29% in June 2025, a decline from 2.38% in March 2025.

Labor Markets

Nonfarm payrolls rose an average of 150,000 jobs per month in the second quarter of 2025 versus an average of 111,000 jobs per month in the first quarter of 2025. The unemployment rate decreased slightly to 4.1% in June 2025 from 4.2% in March 2025. Based upon the ratio of job openings to unemployed job seekers, which rose to 1.06 in June 2025 from 1.02 in March 2025, the labor market did not loosen further during the second quarter of 2025. Nonetheless, year-over-year growth in average hourly earnings was 3.7% in June 2025, slowing from the 3.9% wage rate growth reported for March 2025.

Housing Market

Total home sales (new and existing) averaged 4.64 million units in the second quarter of 2025, 2.9% lower than the average of 4.78 million in the first quarter of 2025. Home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth moderated further with the 12-month increase in the median resale price of an existing home at 2.0% in June 2025, which compares to 2.6% in March 2025. The 30-year fixed mortgage rate rose modestly to 6.77% at the end of the second quarter of 2025 from 6.65% at the end of the first quarter of 2025.

The economic conditions discussed above influence our investment strategy and results. Following 100 basis points of rate cuts in the final four months of 2024, the majority of the Federal Open Market Committee (“FOMC”) participants continue to wait for greater clarity with respect to the effects of government policies before making any further adjustments to the federal funds rate. The FOMC’s June 2025 Summary of Economic Projections contained a median forecast of two quarter-point rate cuts before the end of 2025.

The following table summarizes the change in U.S. GDP estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Real GDP	3.0%	(0.5)%	2.4%	3.1%	3.0%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Unemployment rate	4.1%	4.2%	4.1%	4.1%	4.1%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
10-year U.S. Treasury rate	4.2%	4.2%	4.6%	3.8%	4.4%
30-year fixed mortgage rate	6.8%	6.7%	6.9%	6.1%	6.9%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of June 30, 2025, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of June 30, 2025 and December 31, 2024, is separated into the Origination and Servicing, our Investment Portfolio, Residential Transitional Lending and Asset Management segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
June 30, 2025
Investments	$21,460,303	$3,766,765	$2,497,764	$—	$—	$27,724,832
Cash and cash equivalents	1,044,115	24,943	67,078	111,218	353,594	1,600,948
Restricted cash	179,882	43,755	21,025	7,370	233,370	485,402
Other assets	5,895,066	2,376,924	156,817	1,073,222	3,308	9,505,337
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated CFEs(A)	—	2,645,929	989,398	1,230,275	—	4,865,602
Total Assets	$28,608,834	$8,858,316	$3,787,813	$2,470,718	$590,272	$44,315,953
Debt	$18,685,960	$4,589,739	$2,073,586	$471,585	$1,256,262	$27,077,132
Other liabilities	4,090,923	417,466	29,487	6,492	242,585	4,786,953
Liabilities of consolidated CFEs(A)	—	2,240,815	863,994	1,026,887	—	4,131,696
Total Liabilities	22,776,883	7,248,020	2,967,067	1,504,964	1,498,847	35,995,781
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	27,594	233,369	260,963
Total Stockholders’ Equity	5,831,951	1,610,296	820,746	938,160	(1,141,944)	8,059,209
Noncontrolling interests in equity of consolidated subsidiaries	9,443	58,630	—	42,753	—	110,826
Stockholders’ Equity in Rithm Capital Corp.	$5,822,508	$1,551,666	$820,746	$895,407	$(1,141,944)	$7,948,383
Investments in Equity Method Investees	$24,712	$308,288	$14,700	$207,483	$—	$555,183
December 31, 2024
Investments	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Debt	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
(A)Includes assets and liabilities of certain consolidated VIEs that meet the definition of collateralized financing entities (“CFEs”). The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp.

Origination and Servicing

Our Origination and Servicing businesses operate through our wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). Newrez ranks in the top five of lenders and servicers in the U.S. as of June 30, 2025.

We have a multi-channel residential lending platform, offering purchase and refinance loan products. We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide borrowers with various products to ultimately originate both purchase and refinance loans across different market conditions. As further described below, we originate loans through our Retail channel, offer purchase, refinance and closed-end second opportunities to eligible new and existing servicing customers through our Direct to Consumer channel and purchase originated loans through our Wholesale and Correspondent channels. Our loan offerings include residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans, which are insured by the Federal Housing Administration, Department of Veterans Affairs and U.S. Department of Agriculture, Non-Agency securities and non-qualified residential mortgage (“Non-QM”) loans through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. We additionally originate closed-end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage. Newrez serviced over 3.8 million customers with an aggregated unpaid principal balance (“UPB”) of approximately $807.3 billion, $786.6 billion and $741.6 billion as of June 30, 2025, March 31, 2025 and June 30, 2024, respectively. Our origination business funded $16.3 billion and $11.8 billion of mortgages for the three months ended June 30, 2025 and March 31, 2025, respectively, and $28.1 billion and $25.4 billion for the six months ended June 30, 2025 and 2024, respectively.

We generally service all of the loans that we originate, which provides us connectivity with our borrowers throughout the lifecycle of their loans. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicing division services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of June 30, 2025, the performing loan servicing division serviced $526.1 billion UPB of loans, our special servicing division serviced $281.2 billion UPB of loans and third parties serviced $56.9 billion UPB of loans, for a total servicing portfolio of $864.2 billion UPB, an increase of $19.3 billion from March 31, 2025. The increase was primarily attributable to new client acquisition and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB
	Three Months Ended				Six Months Ended June 30,
(in millions)	June 30, 2025	% of Total	March 31, 2025	% of Total	2025	% of Total	2024	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,602	10%	$1,170	10%	$2,772	10%	$1,395	5%	$432	$1,377
Retail / Joint Venture	798	5%	580	5%	1,378	5%	2,363	9%	218	(985)
Wholesale	2,582	16%	1,537	13%	4,119	15%	2,843	11%	1,045	1,276
Correspondent	11,316	69%	8,542	72%	19,858	70%	18,839	75%	2,774	1,019
Total Production by Channel	$16,298	100%	$11,829	100%	$28,127	100%	$25,440	100%	$4,469	$2,687

Production by Product:
Agency	$6,941	43%	$5,502	47%	$12,443	44%	$13,521	54%	$1,439	$(1,078)
Government	8,235	50%	5,538	47%	13,773	49%	10,953	43%	2,697	2,820
Non-QM	637	4%	389	3%	1,026	4%	519	2%	248	507
Non-Agency	447	3%	372	3%	819	3%	113	—%	75	706
Other	38	—%	28	—%	66	—%	334	1%	10	(268)
Total Production by Product	$16,298	100%	$11,829	100%	$28,127	100%	$25,440	100%	$4,469	$2,687

% Purchase	73%		73%		73%		85%
% Refinance	27%		27%		27%		15%

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$172,740	$152,945	$325,685	$294,000	$19,795	$31,685

Pull through adjusted lock volume	$16,656,627	$12,451,587	$29,108,214	$26,978,189	$4,205,040	$2,130,025

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.39%	3.20%	3.30%	3.81%
Retail / Joint Venture	3.49%	3.48%	3.49%	3.66%
Wholesale	1.22%	1.33%	1.27%	1.27%
Correspondent	0.43%	0.55%	0.48%	0.46%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.04%	1.23%	1.12%	1.09%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $248.3 million and $197.6 million for the three months ended June 30, 2025 and March 31, 2025, respectively, and $445.9 million and $411.5 million for the six months ended June 30, 2025 and 2024, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net increased $19.8 million to $172.7 million for the three months ended June 30, 2025 compared to the three months ended March 31, 2025. The increase is attributable to an increase in pull through adjusted lock volume across channels. Refinance originations comprised 27.2% of funded loans for the three months ended June 30, 2025, relatively flat compared to 27.0% for the three months ended March 31, 2025, as interest rates remained elevated.

Total gain on originated residential mortgage loans, HFS, net increased $31.7 million to $325.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase is attributable to an increase in pull through adjusted lock volume in the Direct to Consumer and Correspondent channels, partially offset by reduced volume in Retail/Joint Venture channel. Refinance originations comprised 27.1% of funded loans for the six months ended June 30, 2025, higher than 15.0% for the six months ended June 30, 2024, as interest rates moved lower year-over-year.

For the three months ended June 30, 2025, funded loan origination volume was $16.3 billion, up from $11.8 billion in the three months ended March 31, 2025. Gain on sale margin for the three months ended June 30, 2025 was 1.04%, 19 bps lower than 1.23% for the three months ended March 31, 2025. The lower gain on sale margin for the three months ended June 30, 2025 was primarily due to lower margins in the Correspondent channel (refer to the tables above).

For the six months ended June 30, 2025, funded loan origination volume was $28.1 billion, up from $25.4 billion in the six months ended June 30, 2024. Gain on sale margin for the six months ended June 30, 2025 was 1.12%, 3 bps higher than 1.09% for the six months ended June 30, 2024. The higher gain on sale margin for the six months ended June 30, 2025 was primarily due to improved margins in the Correspondent channel (refer to the tables above).

The table below provides the mix of Newrez serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	UPB
(in millions)	June 30, 2025	March 31, 2025	June 30, 2024	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$523,174	$519,812	$506,487	$3,362	$16,687
Residential whole loans	2,909	2,379	3,066	530	(157)
Total Performing Servicing	526,083	522,191	509,553	3,892	16,530

Special Servicing:
MSR-owned assets	12,683	13,032	12,025	(349)	658
Residential whole loans	7,834	7,177	6,313	657	1,521
Third-party	260,722	244,158	213,661	16,564	47,061
Total Special Servicing	281,239	264,367	231,999	16,872	49,240
Total Newrez Servicing	807,322	786,558	741,552	20,764	65,770

Serviced by Third-Parties:
MSR-owned assets	56,866	58,298	68,532	(1,432)	(11,666)
Total Servicing Portfolio	$864,188	$844,856	$810,084	$19,332	$54,104

Agency Servicing:
MSR-owned assets	$380,863	$382,117	$381,517	$(1,254)	$(654)
Residential whole loans	71	—	—	71	71
Third-party	72,292	65,372	60,811	6,920	11,481
Total Agency Servicing	453,226	447,489	442,328	5,737	10,898

Government-Insured Servicing:
MSR-owned assets	143,313	139,936	133,420	3,377	9,893
Third-party	3,042	3,084	4,464	(42)	(1,422)
Total Government-Insured Servicing	146,355	143,020	137,884	3,335	8,471

Non-Agency (Private Label) Servicing:
MSR-owned assets	68,547	69,089	72,107	(542)	(3,560)
Residential whole loans	10,672	9,556	9,379	1,116	1,293
Third-party	185,388	175,702	148,386	9,686	37,002
Total Non-Agency (Private Label) Servicing	264,607	254,347	229,872	10,260	34,735
Total Servicing Portfolio	$864,188	$844,856	$810,084	$19,332	54,104

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended		Six Months Ended June 30,
(in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Servicing Fees:
MSR-owned assets	$452,069	$452,555	$904,624	$798,072	$(486)	$106,552
Residential whole loans	2,411	2,435	4,846	5,102	(24)	(256)
Third-party	54,849	53,954	108,803	61,406	895	47,397
Total Servicing Fees	509,329	508,944	1,018,273	864,580	385	153,693

Other Fees:
Incentive	16,540	18,284	34,824	26,104	(1,744)	8,720
Ancillary	46,719	39,780	86,499	71,042	6,939	15,457
Boarding	939	2,427	3,366	1,681	(1,488)	1,685
Other	1,290	1,366	2,656	5,462	(76)	(2,806)
Total Other Fees(A)	65,488	61,857	127,345	104,289	3,631	23,056

Total Servicing Portfolio Fees	$574,817	$570,801	$1,145,618	$968,869	$4,016	$176,749
(A)Includes other fees earned from third parties of $23.7 million and $22.0 million for the three months ended June 30, 2025 and March 31, 2025, respectively, and $45.7 million and $27.7 million for the six months ended June 30, 2025 and 2024, respectively.

Our servicing business includes owned MSRs primarily serviced by Newrez. As of June 30, 2025, 90.4% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez. In addition to MSRs serviced by Newrez, we contract with PHH and Valon to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables with an aggregate UPB of $56.9 billion, representing 9.6% of our servicing portfolio as of June 30, 2025.

Our servicing business also includes subservicing for third-party clients, including performing loan servicing, special servicing (“high-touch” customer service requires more frequent customer outreach than performing loan servicing and involves higher staffing levels and sub-servicing fees to support such higher staffing levels) and recovery options for deeply delinquent loans. We generally earn tiered subservicing fees based on delinquency status and performance requirements, as well as ancillary income on each loan serviced. Because of our specialty in “high-touch servicing,” we believe we are favorably positioned to navigate through various economic and credit cycles.

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

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2024 to June 30, 2025.

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

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2024 to June 30, 2025.

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

The table below summarizes our MSRs and MSR financing receivables as of June 30, 2025:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$380.9	29	$6.3
Non-Agency(A)	68.5	44	0.8
Ginnie Mae	143.3	47	3.3
Total / Weighted Average	$592.7	36	$10.4
(A)Includes GSE and Non-Agency MSRs of $22.6 billion and $34.2 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of June 30, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,301,384	$380,862,890	1,950,973	772	4.3%	271	64	0.9%	6.6%	6.6%	—%	8.5%
Non-Agency(A)	795,130	68,547,361	560,005	668	4.6%	280	201	8.3%	7.1%	5.6%	1.5%	0.5%
Ginnie Mae	3,263,549	143,313,085	579,615	703	4.3%	314	43	0.3%	6.4%	6.1%	0.2%	33.1%
Total	$10,360,063	$592,723,336	3,090,593	743	4.3%	282	75	1.6%	6.6%	6.3%	0.2%	13.5%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.1%	—%	0.1%
Non-Agency(A)	1.9%	5.1%	0.6%	2.3%
Ginnie Mae	1.7%	0.8%	0.1%	0.7%
Weighted Average	0.8%	0.9%	0.1%	0.5%
(A)Includes GSE and Non-Agency MSRs of $22.6 billion and $34.2 billion underlying UPB, respectively, serviced by third-party subservicers.
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

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the six months ended June 30, 2025 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$7,717,430	$7,526,868	$68,078	$(8,257)	$7,586,689	24	8.1	7.4%	$7,417,478
Treasury securities	1,275,000	1,279,417	2,773	—	1,282,190	2	1.0	N/A	1,253,420
Total / Weighted Average	$8,992,430	$8,806,285	$70,851	$(8,257)	$8,868,879	26	7.1		$8,670,898
(A)Agency RMBS are held at fair value under the fair value option (“FVO”) election. Treasury securities include $24.8 million of short-term Treasury bills held-to-maturity at amortized cost with the remaining held at fair value under the FVO.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio for the six months ended June 30, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.0%
Weighted average funding cost	4.6%
Net Interest Spread	0.4%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities.

We largely invest in government and government-backed securities (U.S. Treasury securities and Agency RMBS) as a hedge to our MSR portfolio and to provide additional qualifying assets and income for the purposes of meeting the REIT requirements. Our government and government-backed securities portfolio was $8.9 billion as of June 30, 2025. We finance investments in these securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of June 30, 2025 and December 31, 2024, the Company pledged Agency RMBS and Treasury securities and associated margin deposits with a carrying value of approximately $9.0 billion and $10.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2024 to June 30, 2025.

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

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$50.7	32	20	65.0% – 80.0%	$345.7
(A)The MSR is a weighted average as of June 30, 2025 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Mr. Cooper. We also invested in related servicer advance investments, including the base fee component of the related MSR (Note 14) on $12.6 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of June 30, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$345,677	$50,719,526	413,409	720	4.6%	223	165	6.0%	5.6%	0.5%	16.2%

	Collateral Characteristics
	Delinquency			Loans in Foreclosure	REO	Loans in Bankruptcy
	30 Days(G)	60 Days(G)	90+ Days(E)
Weighted Average(F)	4.5%	1.1%	0.7%	1.5%	0.2%	0.6%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	June 30, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Mr. Cooper serviced pools	$302,338	$312,986	$12,580,445	$276,702	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the six months ended June 30, 2025 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Six Months Ended June 30, 2025	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
			Change in Fair Value Recorded in Other Income (Loss)		Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	7.6	$(1,527)	$240,656	84.7%	82.7%	6.2%	5.9%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

June 30, 2025
Principal and interest advances	$48,849
Escrow advances (taxes and insurance advances)	123,599
Foreclosure advances	104,254
Total	$276,702

Non-Agency Securities

Within our Non-Agency securities portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the rules promulgated thereunder. We also retain and own bonds from our consolidated private label mortgage securitizations which we eliminate in consolidation. The equity value is reflected in assets of consolidated CFEs and liabilities of consolidated CFEs on the consolidated balance sheets and is excluded from the tables below. As of June 30, 2025, 77.9% of our Non-Agency securities portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency securities portfolio as of and for the six months ended June 30, 2025 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency securities	$8,852,683	$689,682	$99,441	$(49,980)	$739,143	$871,386
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Fair value which is equal to carrying value for all securities.
(C)Includes repurchase agreements on Non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our Non-Agency securities portfolio and of the collateral underlying our Non-Agency securities as of June 30, 2025 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,852,683	$689,682	$739,143	606	4.2	4.1%	15.3	0.5	6.6%	3.1%	0.9%
(A)Excludes $149.9 million carrying value of Non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $188.2 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.
(E)The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered real estate owned (“REO”).

The following table summarizes the net interest spread of our Non-Agency securities portfolio for the six months ended June 30, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.5%
Weighted average funding cost	6.0%
Net Interest Spread	(0.5)%
(A)The Non-Agency securities portfolio consists of 18.5% floating rate securities and 81.5% fixed-rate securities (accounted for on an amortized cost basis).

We finance our investments in Non-Agency securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of June 30, 2025 and December 31, 2024, the Company pledged Non-Agency securities, including securities retained through consolidated securitizations, with a carrying value of approximately $1.3 billion and $1.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency securities, including a summary of activity related to financing from December 31, 2024 to June 30, 2025.

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

As of June 30, 2025, we had approximately $4.5 billion outstanding face amount of loans included in residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $4.0 billion. We acquired these loans through open market purchases, loan origination through Newrez, bulk acquisitions and the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	June 30, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$2,769,184	$2,637,931	7,299	5.7%	25.3	$2,791,027
Residential mortgage loans, HFI, at fair value	371,253	343,333	7,017	7.9%	4.7	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	52,362	47,792	1,575	6.8%	4.3	51,011
Acquired non-performing loans(D)	16,163	13,174	194	10.5%	4.2	15,659
Total Residential Mortgage Loans, HFS	$68,525	$60,966	1,769	7.7%	4.3	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$682,059	$682,947	2,075	6.2%	10.7	$408,421
Acquired non-performing loans(D)(E)	246,049	222,535	1,121	5.1%	27.7	270,879
Originated loans	3,121,871	3,220,853	10,911	6.8%	29.0	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$4,049,979	$4,126,335	14,107	6.6%	25.8	$4,307,571
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
(D)As of June 30, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status except, as described in (E) below.
(E)Includes $162.3 million and $235.1 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value (“LTV”) ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. As of June 30, 2025 and December 31, 2024, the Company pledged residential mortgage loans with a carrying value of approximately $4.5 billion and $4.7 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2024 to June 30, 2025.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2024 to June 30, 2025.

Consumer Loans

The table below summarizes the collateral characteristics of the consumer loans, including the portfolio of consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through the Consumer Loan Companies, as of June 30, 2025 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (Months)	Weighted Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$181,962	31,339	18.0%	14.6%	249	44	2.1%	14.2%	4.9%
Marcus	$398,339	100,828	11.1%	—%	38	10	34.7%	23.1%	12.6%
Total / Weighted Average	$580,301	132,167	13.3%	4.6%	104	21	24.5%	20.3%	10.2%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. See Note 18 to our consolidated financial statements for further information regarding financing of our consumer loans, including a summary of activity related to financing from December 31, 2024 to June 30, 2025.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2024 to June 30, 2025.

Single-Family Rental Properties

We invest in our SFR portfolio by acquiring and maintaining a geographically diversified portfolio of high-quality single-family homes and leasing them to high-quality residents. As of June 30, 2025, our SFR portfolio consists of 3,982 properties with an aggregate carrying value of $1.0 billion, down from 4,049 properties with an aggregate carrying value of $1.0 billion as of December 31, 2024. During the six months ended June 30, 2025, we did not acquire any additional rental properties.

Our ability to identify and acquire properties that meet our investment criteria is impacted by property prices in our target markets, the inventory of properties available, competition for our target assets and our available capital as well as local, state and federal regulations. Properties added to our portfolio through traditional acquisition channels require expenditures in addition to payment of the purchase price, including property inspections, closing costs, liens, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees, when applicable. In addition, we typically incur costs to renovate a property acquired through traditional acquisition channels to prepare it for rental. Renovation work varies, but may include painting, flooring, cabinetry, appliances, plumbing, hardware and other items required to prepare the property for rental. The time and cost involved to prepare our properties for rental can impact our financial performance and varies among properties based on several factors, including the source of acquisition channel and age and condition of the property. Additionally, we have acquired and are continuing to acquire additional homes through the purchase of build-to-rent (“BTR”) communities and portions of BTR communities from regional and national home builders. Our operating results are impacted by the amount of time it takes to market and lease a property, which can vary greatly among properties, and is impacted by local demand, our marketing techniques and the size of our available inventory.

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

The following table summarizes certain key SFR property metrics as of June 30, 2025 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	91	2.3%	$16,662	1.7%	$183	94.5%	94.5%	94.5%	$1,594	1,540
Arizona	142	3.6%	52,912	5.3%	373	91.5%	93.0%	91.5%	1,962	1,518
Florida	807	20.4%	208,260	20.8%	258	89.2%	90.0%	90.0%	1,941	1,433
Georgia	730	18.3%	167,505	16.7%	229	90.8%	91.1%	92.2%	1,912	1,767
Indiana	117	2.9%	24,529	2.4%	210	99.1%	99.1%	99.1%	1,737	1,621
Mississippi	157	3.9%	30,944	3.1%	197	96.8%	96.8%	96.8%	1,857	1,682
Missouri	356	8.9%	69,149	6.9%	194	93.0%	93.0%	93.0%	1,633	1,411
Nevada	99	2.5%	31,617	3.2%	319	85.9%	86.9%	87.6%	1,888	1,457
North Carolina	432	10.8%	122,519	12.2%	284	95.8%	95.8%	96.1%	1,868	1,546
Oklahoma	52	1.3%	11,167	1.1%	215	98.1%	100.0%	98.1%	1,484	1,592
Tennessee	84	2.1%	27,177	2.7%	324	85.7%	86.9%	86.7%	1,960	1,490
Texas	913	22.9%	239,321	23.9%	262	78.1%	78.1%	78.9%	1,833	1,750
Other U.S.	2	0.1%	499	—%	252	100.0%	100.0%	100.0%	1,806	1,567
Total / Weighted Average	3,982	100.0%	$1,002,261	100.0%	$252	88.8%	89.1%	89.5%	$1,852	1,602

We primarily rely on the use of credit facilities, term loans and securitizations to finance purchases of SFR properties. See Note 18 to our consolidated financial statements for further information regarding financing of our SFR properties.

Our Investment Portfolio segment also includes the activity from several wholly-owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our strategic partnership with Darwin to run a property management platform, Adoor Property Management LLC (“APM”). All of our SFR properties are currently managed by APM.

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

•Renovation — Loans provided for acquisition or refinance of properties requiring renovation, excluding ground-up construction.

•Bridge — Loans provided for initial purchase, refinance of completed projects or rental properties.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 4.0% to 16.5% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of June 30, 2025, the average commitment size of our loans was $4.0 million, and the weighted average remaining term to contractual maturity of our loans was 12.2 months.

We receive loan origination fees, or “points,” and we earned an average of 1.2% of the total commitment at origination as of June 30, 2025. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. We also earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of and for the six months ended June 30, 2025 (dollars in thousands):

Loans originated(A)	$2,140,592
Loans repaid	$763,515
Number of loans originated	777
UPB	$2,492,943
Total commitment	$3,761,167
Average total commitment	$4,279
Weighted average contractual interest(B)	9.7%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of June 30, 2025 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	331	34.1%	$2,240,894	59.6%	71.1% / 60.8%
Bridge	355	36.5%	1,170,526	31.1%	64.7%
Renovation	286	29.4%	349,747	9.3%	82.5% / 67.8%
Total	972	100.0%	$3,761,167	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2024 to June 30, 2025.

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor, RCM Manager and RCA. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. Sculptor provides asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $36 billion in AUM as of June 30, 2025. Sculptor serves its global client base through our commingled funds, separate accounts and other alternative investment vehicles. RCM Manager externally manages Rithm Property Trust and may in the future manage additional entities, and RCA was formed to serve as an investment advisor for funds and managed accounts.

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

For the six months ended June 30, 2025, our asset management revenues were $182.7 million, driven primarily by management fees and incentive income resulting from off-cycle crystallizations. Operating expenses for the Asset Management business primarily consist of amortization of intangible assets related to the acquisition of Sculptor by us, compensation and benefits and office and professional expenses.

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

Our critical accounting policies as of June 30, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost and gain on sale of loans less cost to originate. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans or the Non-Agency securities held in our investment portfolio.

During the three months ended and six months ended June 30, 2025, interest rates remained elevated, although decreased in comparison to the three months ended March 31, 2025 and to the six months ended June 30, 2024, respectively. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 and the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended		Six Months Ended June 30,
	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$574,817	$570,801	$1,145,618	$968,869	$4,016	$176,749
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(176,680), $(146,891), $(323,571) and $(281,977), respectively)	(155,005)	(333,378)	(488,383)	(122,966)	178,373	(365,417)
Servicing revenue, net	419,812	237,423	657,235	845,903	182,389	(188,668)
Interest income	478,455	441,260	919,715	913,448	37,195	6,267
Gain on originated residential mortgage loans, HFS, net	169,698	159,789	329,487	296,199	9,909	33,288
Other revenues	54,066	50,773	104,839	114,848	3,293	(10,009)
Asset management revenues	95,008	87,672	182,680	180,384	7,336	2,296
	1,217,039	976,917	2,193,956	2,350,782	240,122	(156,826)
Expenses
Interest expense and warehouse line fees	417,868	419,054	836,922	875,771	(1,186)	(38,849)
General and administrative	239,575	237,546	477,121	419,526	2,029	57,595
Compensation and benefits	294,407	271,467	565,874	506,226	22,940	59,648
	951,850	928,067	1,879,917	1,801,523	23,783	78,394
Other Income (Loss)
Realized and unrealized gains, net	22,741	(1,143)	21,598	79,628	23,884	(58,030)
Other income, net	18,478	9,073	27,551	42,177	9,405	(14,626)
	41,219	7,930	49,149	121,805	33,289	(72,656)
Income before Income Taxes	306,408	56,780	363,188	671,064	249,628	(307,876)
Income tax expense (benefit)	(11,598)	(23,930)	(35,528)	145,060	12,332	(180,588)
Net Income	318,006	80,710	398,716	526,004	237,296	(127,288)
Noncontrolling interests in income of consolidated subsidiaries	3,169	1,086	4,255	6,413	2,083	(2,158)
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,120	813	3,933	—	2,307	3,933
Net Income Attributable to Rithm Capital Corp.	311,717	78,811	390,528	519,591	232,906	(129,063)
Change in redemption value of redeemable noncontrolling interests	—	15,611	15,611	—	(15,611)	15,611
Dividends on preferred stock	27,818	26,677	54,495	44,790	1,141	9,705
Net Income Attributable to Common Stockholders	$283,899	$36,523	$320,422	$474,801	$247,376	$(154,379)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$518,371	$526,810	$1,045,181	$884,103	$(8,439)	$161,078
Ancillary and other fees	56,446	43,991	100,437	84,766	12,455	15,671
Servicing fee revenue, net and fees	574,817	570,801	1,145,618	968,869	4,016	176,749
Change in Fair Value due to:
Realization of cash flows	(176,680)	(146,891)	(323,571)	(281,977)	(29,789)	(41,594)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(8,807)	(395,025)	(403,832)	298,254	386,218	(702,086)
Gains (losses) on MSR economic hedges	30,482	208,538	239,020	(139,243)	(178,056)	378,263
Servicing Revenue, Net	$419,812	$237,423	$657,235	$845,903	$182,389	$(188,668)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$(24,427)	$(341,713)	$(366,140)	$402,232	$317,286	$(768,372)
Changes in discount rates	—	(4,323)	(4,323)	—	4,323	(4,323)
Changes in other factors	15,620	(48,989)	(33,369)	(103,978)	64,609	70,609
Change in Valuation and Assumptions	$(8,807)	$(395,025)	$(403,832)	$298,254	$386,218	$(702,086)

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB
(dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2024	QoQ Change	YoY Change
GSE	$453,226	$447,489	$442,328	$5,737	$10,898
Non-Agency	264,607	254,347	229,872	10,260	34,735
Ginnie Mae	146,355	143,020	137,884	3,335	8,471
Total	$864,188	$844,856	$810,084	$19,332	$54,104

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2024	QoQ Change	YoY Change
Performing Servicing	$526,083	$522,191	$509,553	$3,892	$16,530
Special Servicing	281,239	264,367	231,999	16,872	49,240
Serviced by third-parties	56,866	58,298	68,532	(1,432)	(11,666)
Total Servicing Portfolio	$864,188	$844,856	$810,084	$19,332	$54,104

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Servicing revenue, net increased $182.4 million, primarily driven by (i) increased servicing revenue from a $19.3 billion increase in servicing UPB and (ii) a decrease in mark-to-market loss on our MSRs. The increase was partially offset by (i) a decrease in net gains on MSR economic hedges, including government and government-backed securities and to-be-announced forward contract positions (“TBAs”), and (ii) increased realization of cash flows driven by higher prepayment speeds.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Servicing revenue, net decreased $188.7 million, primarily driven by a change from mark-to-market gain to loss on our MSRs and increased realization of cash flows driven by higher prepayment speeds. The decrease was partially offset by (i) a change from net losses to net gains on MSR economic hedges, including government and government-backed securities and TBAs, and (ii) increased servicing revenue as a result of a $54.1 billion increase in servicing UPB and prospective classification of certain servicing costs to loan servicing expense within general and administrative in 2025.

Interest Income

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Interest income for the three months ended June 30, 2025 increased $37.2 million, primarily driven by higher average custodial account balances during the second quarter, partially offset by a reduced securities portfolio.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Interest income for the six months ended June 30, 2025 increased $6.3 million, primarily driven by higher average custodial account balances during the six months ended June 30, 2025, partially offset by a reduced securities portfolio.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024
Pull through adjusted lock volume	$16,656,627	$12,451,587	$29,108,214	$26,978,189
Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	3.39%	3.20%	3.30%	3.81%
Retail / Joint Venture	3.49%	3.48%	3.49%	3.66%
Wholesale	1.22%	1.33%	1.27%	1.27%
Correspondent	0.43%	0.55%	0.48%	0.46%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.04%	1.23%	1.12%	1.09%

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended		Six Months Ended June 30,
(dollars in millions)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,602	$1,170	$2,772	$1,395	$432	$1,377
Retail / Joint Venture	798	580	1,378	2,363	218	(985)
Wholesale	2,582	1,537	4,119	2,843	1,045	1,276
Correspondent	11,316	8,542	19,858	18,839	2,774	1,019
Total Production by Channel	$16,298	$11,829	$28,127	$25,440	$4,469	$2,687
Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Gain on originated residential mortgage loans, HFS, net increased $9.9 million, primarily driven by an increase in pull through adjusted lock volume across channels.

For the three months ended June 30, 2025, funded loan origination volume was $16.3 billion, up from $11.8 billion in the three months ended March 31, 2025. Of all funded origination volume, 27.2% was refinance, relatively flat compared to 27.0% in the three months ended March 31, 2025, as interest rates remained elevated. While funded loan origination volume increased quarter over quarter, gain on sale margin for the three months ended June 30, 2025 was 1.04%, 19 bps lower than 1.23% for the three months ended March 31, 2025, primarily due to lower margins in the Correspondent channel.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Gain on originated residential mortgage loans, HFS, net increased $33.3 million, primarily driven by an increase in pull through adjusted lock volume in the Direct to Consumer and Correspondent channels, partially offset by reduced volume in Retail/Joint Venture.

For the six months ended June 30, 2025, funded loan origination volume was $28.1 billion, up from $25.4 billion in the six months ended June 30, 2024. Of all funded origination volume, 27.1% was refinance, up from 15.0% in the prior year, as interest rates moved lower year-over-year. Gain on sale margin for the six months ended June 30, 2025 was 1.12%, 3 bps higher than 1.09% for the prior year, primarily due to improved margins in the Correspondent channel.

Other Revenues

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Other revenues increased $3.3 million primarily due to higher property inspection and maintenance revenue at Guardian, as well as an increase in income from loan recovery.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Other revenues decreased $10.0 million primarily due to lower property inspection and maintenance revenue at Guardian.

Asset Management Revenues

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Asset management revenues increased $7.3 million, primarily driven by an increase in management fees earned from AUM growth during the three months ended June 30, 2025.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Asset management revenues increased $2.3 million, primarily due to an increase in management fees earned from AUM growth, partially offset by lower incentive income driven by off-cycle crystallization related to certain funds managed by Sculptor.

Interest Expense and Warehouse Line Fees

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Interest expense and warehouse line fees decreased $1.2 million, primarily driven by a decrease in leverage on servicing related assets and government and government-backed securities, resulting from securities sales, during the three months ended June 30, 2025. The decrease was partially offset by higher borrowing costs on our MSRs, driven by the redemption of lower fixed rate term notes refinanced into higher variable rate facilities.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Interest expense and warehouse line fees decreased $38.8 million, primarily driven by a decrease in average SOFR of approximately 5.4% to 4.4% year-over-year, reducing variable financing costs on servicing related assets and securities. The decrease was partially offset by higher average outstanding borrowing on these assets.

General and Administrative

General and administrative expenses consist of the following:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Legal and professional	$24,394	$24,638	$49,032	$48,430	$(244)	$602
Loan origination	17,161	14,677	31,838	32,933	2,484	(1,095)
Occupancy	16,348	14,454	30,802	31,197	1,894	(395)
Subservicing	12,342	16,756	29,098	37,118	(4,414)	(8,020)
Loan servicing	40,737	41,518	82,255	9,093	(781)	73,162
Property and maintenance	28,921	27,636	56,557	62,219	1,285	(5,662)
Depreciation and amortization	23,794	24,568	48,362	64,809	(774)	(16,447)
Information technology	31,239	31,308	62,547	63,332	(69)	(785)
Other	44,639	41,991	86,630	70,395	2,648	16,235
Total General and Administrative Expenses	$239,575	$237,546	$477,121	$419,526	$2,029	$57,595
Three months ended June 30, 2025 compared to the three months ended March 31, 2025

General and administrative expenses were comparable quarter-over-quarter given a similar level of deal activity and no significant changes to loan origination and servicing portfolio. Loan origination and occupancy expense increases were driven by higher volume, partially offset by a decrease in subservicing expense as a result of servicing transfer of certain MSRs to in-house servicing towards the end of first quarter of 2025.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

General and administrative expenses increased $57.6 million year-over-year, primarily attributable to prospective classification of certain servicing costs from servicing revenue, net to loan servicing expense within general and administrative, and an increase in asset management placement fees and fees incurred on securitizations driven by deal activity. The increase was partially offset by a decrease in amortization on our intangible assets.

Compensation and Benefits

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Compensation and benefits increased $22.9 million, primarily due to increased loan origination and servicing compensation at the operating company driven by performance and portfolio growth.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Compensation and benefits increased $59.6 million, primarily due to (i) increased loan servicing compensation at the operating company related to the Computershare acquisition in the second quarter of 2024 and (ii) increased performance and stock-based compensation.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2025	March 31, 2025	2025	2024	QoQ Change	YoY Change
Real estate and other securities	$4,532	$8,454	$12,986	$1,068	$(3,922)	$11,918
Residential mortgage loans and REO	8,281	2,544	10,825	26,149	5,737	(15,324)
Derivative and hedging instruments	(8,226)	(9,815)	(18,041)	6,220	1,589	(24,261)
Notes and bonds payable	(4,135)	4,848	713	(2,631)	(8,983)	3,344
Consolidated CFEs(A)	26,614	16,442	43,056	49,797	10,172	(6,741)
Other(B)	(4,325)	(23,616)	(27,941)	(975)	19,291	(26,966)
Realized and unrealized gains (losses), net	22,741	(1,143)	21,598	79,628	23,884	(58,030)
Other income, net	18,478	9,073	27,551	42,177	9,405	(14,626)
Total Other Income	$41,219	$7,930	$49,149	$121,805	$33,289	$(72,656)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Total other income (loss) was $41.2 million for the three months ended June 30, 2025, compared to $7.9 million for the three months ended March 31, 2025. The quarter-over-quarter increase was primarily due to a (i) $10.2 million increase in gains from consolidated CFEs, (ii) $9.7 million change from losses to gains from public equities, (iii) $4.8 million decrease in loss on consumer loans and (iv) $6.0 million release of escrow net of reserves related to an acquisition in 2021.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Total other income (loss) was $49.1 million for the six months ended June 30, 2025, compared to $121.8 million in the prior year. The year-over-year decrease was primarily due to a (i) $24.3 million change from net gains to net losses related to derivative and hedging instruments, (ii) $21.0 million decrease in mark-to-market on Excess MSRs and (iii) $28.2 million bargain purchase gain recognized during the six months ended June 30, 2024 from the acquisition of Computershare Mortgage Services Inc. and certain affiliated companies (“Computershare”).

Income Tax Expense (Benefit)

Three months ended June 30, 2025 compared to the three months ended March 31, 2025

Income tax expense increased $12.3 million, which represents the net of a $15.1 million current tax expense decrease and $27.4 million deferred tax benefit decrease. The change in deferred tax benefit was primarily driven by changes in the fair value of MSRs held within taxable entities. Current tax expense is driven primarily by income from foreign operations.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Income tax expense decreased $180.6 million, which represents the net of an $11.6 million increase in current tax expense and $192.2 million decrease in deferred tax expense. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs held within taxable entities, partially offset by tax expense generated from increased valuation allowances on tax attributes of the asset management business. Current tax expense is driven primarily by income from foreign operations and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (the “FHFA”) and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of June 30, 2025, approximately $1.4 billion of available liquidity was held at NRM and Newrez, of which $0.8 billion were in excess of the new regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

Effective September 30, 2023, the FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of June 30, 2025, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies), which became effective on December 31, 2024. These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. These revised requirements are expected to increase our capital and liquidity requirements and lower our return on capital.

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

As of June 30, 2025, our total outstanding debt obligations amounted to $31.4 billion and are comprised of secured financing agreements, secured notes and bonds payable, unsecured notes and notes payable of consolidated CFEs. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $15.9 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2025
	Outstanding Balance at June 30, 2025	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$8,670,898	$9,752,554	$10,772,322	4.93%
Non-Agency securities	871,386	784,692	873,696	6.39%
Residential mortgage loans	3,472,940	2,967,111	4,096,919	5.79%
Residential transition loans	498,839	367,812	566,341	6.58%
Secured Notes and Bonds Payable:
MSRs	3,267,599	3,459,062	3,740,139	7.09%
Servicer advances	2,384,882	1,797,265	2,482,266	6.61%
Total / Weighted Average	$19,166,544	$19,128,496	$22,531,683	5.78%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Secured Financing Agreements:
Government and government-backed securities	$9,407,987	$10,100,950	$11,101,046	$11,532,297
Non-Agency securities	831,541	737,322	648,839	634,620
Residential mortgage loans and REO	3,223,464	2,707,909	3,245,735	3,047,851
Residential transition loans	379,593	355,899	116,553	155,477
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On June 20, 2025, the Company issued $500.0 million aggregate principal amount of its senior unsecured notes due July 15, 2030 (the “2030 Senior Notes”), with interest payable semi-annually in arrears on each of January 15th and July 15th, commencing on January 15, 2026. Net proceeds from the issuance of the 2030 Senior Notes were approximately $495.0 million, net of commissions and estimated offering expenses payable by the Company. The 2030 Senior Notes mature on July 15, 2030 and are redeemable at any time from time to time on or after July 15, 2027, at prices ranging from 104% to 100% of the principal amount.

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

On September 16, 2020, the Company issued $550.0 million aggregate principal amount of its senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes”), with interest payable semi-annually in arrears on each of April 15th and October 15th, commencing on April 15, 2021. Net proceeds from the issuance were $544.5 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2025 Senior Notes would have matured on October 15, 2025 and became redeemable at any time and from time to time on October 15, 2022. Starting in October 2024, the Company was able to redeem the 2025 Senior Notes at par. During the first quarter of 2024 and in connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million of its 2025 Senior Notes for cash in a total amount of $282.4 million, leaving $275.0 million aggregate principal amount of the 2025 Senior Notes outstanding. Additionally, during the second quarter of 2025 and following the issuance of the 2030 Senior Notes, the Company redeemed the remaining $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $278.7 million. On June 30, 2025, the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued, and the Company’s obligations under the 2025 Senior Notes were satisfied and discharged.

The Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”) and the Indenture, dated June 20, 2025, pursuant to which the 2030 Senior Notes were issued (the “2030 Notes Indenture”), each contain a requirement that the Company maintain Total Unencumbered Assets (as defined in each of the 2030 Notes Indenture and the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company. For more information regarding our indebtedness, refer to Note 18 of the consolidated financial statements.

Maturities

Our debt obligations as of June 30, 2025, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
July 1 through December 31, 2025	$1,041,433	$13,311,905	$14,353,338
2026	2,251,035	5,159,892	7,410,927
2027	649,794	307,000	956,794
2028	752,994	448,441	1,201,435
2029	70,000	1,025,000	1,095,000
2030 and thereafter	5,632,503	530,000	6,162,503
	$10,397,759	$20,782,238	$31,179,997
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.7 billion, $5.1 billion, $0.0 billion and $3.2 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $14.4 billion, $5.3 billion, $1.3 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2025.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at June 30, 2025 was $1.6 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2025, we had outstanding secured financing agreements with an aggregate face amount of approximately $15.9 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.7 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of June 30, 2025, our total borrowing capacity under our secured financing arrangements was $25.1 billion with $10.3 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this Report, our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(B)		Dividends Declared per Share
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024	Three Months Ended June 30,		Six Months Ended June 30,
Series(B)					Issuance Discount			2025	2024	2025	2024
Series A, issued July 2019(C)(F)(H)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$0.66	$0.47	$1.31	$0.94
Series B, issued August 2019(C)(F)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.65	0.45	1.29	0.89
Series C, issued February 2020(C)(G)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.61	0.40	1.20	0.80
Series D, 7.00% issued September 2021(D)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	0.88	0.88
Total	49,964,122	51,964,122	$1,249,104	$1,299,104		$1,207,254	$1,257,254	$2.36	$1.76	$4.68	$3.51
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C and Series D (each as defined below) are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the second quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(G)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the second quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(H)The Company redeemed 2.0 million shares on March 28, 2025.

From and including the date of original issue (July 2, 2019 for the Series A, August 15, 2019 for the Series B and February 14, 2020 for the Series C) but excluding August 15, 2024 (with respect to Series A and Series B) and February 15, 2025 (with respect to Series C), holders of shares of our Series A, Series B and Series C were entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125% and 6.375%, respectively, per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781 and $1.594, respectively, per annum per share). From and including August 15, 2024 (with respect to the Series A and Series B) and February 15, 2025 (with respect to the Series C), holders of our Series A, Series B and Series C are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-London Interbank Offered Rate (“LIBOR”) cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. From and including the date of original issue (September 17, 2021) but excluding November 15, 2026, holders of shares of our 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.750 per annum per share). Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. Dividends for the Series A, Series B, Series C and Series D are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the quarter ended June 30, 2025 were $28.0 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). During the six months ended June 30, 2025, 9.0 million shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock and redeemed 2,000,000 shares of our Series A for $50.0 million.

On September 24, 2024, Rithm Capital issued in a public offering 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the six months ended June 30, 2025 were $265.1 million.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
Beginning of period — cash and cash equivalents and restricted cash	$1,917,809	$1,697,095	$220,714

Net cash provided by (used in) operating activities	864,187	(1,199,940)	2,064,127
Net cash provided by (used in) investing activities	596,742	(1,411,305)	2,008,047
Net cash provided by (used in) financing activities	(1,227,854)	2,475,865	(3,703,719)
Net increase (decrease) in cash and cash equivalents and restricted cash	233,075	(135,380)	368,455

End of Period — Cash and Cash Equivalents and Restricted Cash	$2,150,884	$1,561,715	$589,169

Operating Activities

Net cash provided by (used in) operating activities was approximately $0.9 billion and $(1.2) billion for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.1 billion in net cash provided by operating activities was primarily driven by an increase in sales proceeds and loan repayment proceeds for residential mortgage loans, HFS of approximately $4.5 billion, partially offset by an increase in mortgage loans originated and purchased for sale, net of fees of approximately $2.7 billion.

Investing Activities

Net cash provided by (used in) investing activities was approximately $0.6 billion and $(1.4) billion for the six months ended June 30, 2025 and 2024, respectively. The increase of $2.0 billion in net cash provided by investing activities was primarily driven by a decrease in purchases of Treasury securities of $5.0 billion, partially offset by a decrease in Treasury sales and Treasury securities payable of $2.7 billion and a $0.3 billion net decrease in cash provided by reverse repurchase and repurchase agreement activity.

Financing Activities

Net cash provided by (used in) financing activities was approximately $(1.2) billion and $2.5 billion for the six months ended June 30, 2025 and 2024, respectively. The increase of net cash used in financing activities of $3.7 billion was primarily driven by an increase in repayments of warehouse credit facilities of $8.4 billion and a decrease of borrowings under secured financing agreements of $8.8 billion, partially offset by a decrease in repayments of secured financing agreements of $6.8 billion and an increase of borrowings under warehouse credit facilities of $6.9 billion.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of June 30, 2025 there was $9.0 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our Asset Management business. The Company’s involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of June 30, 2025, our maximum exposure to loss of $952.2 million represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

We are party to mortgage loan participation purchase and sale agreements, pursuant to which we have access to uncommitted facilities that provide liquidity for recently sold mortgage-backed securities (“MBS”) up to the MBS settlement date. These facilities, which we refer to as gestation facilities, are a component of our financing strategy and are off-balance sheet arrangements.

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

As of June 30, 2025, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of June 30, 2025, we had the following material contractual obligations:

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

See Note 26 and Note 28 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to June 30, 2025, if any. As described in Note 26, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $139.4 million of unfunded and available revolving credit privileges as of June 30, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $1.6 billion of additional advances on existing mortgage loans as of June 30, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of June 30, 2025, the Company has an unfunded capital commitment to fund up to $81.8 million on an existing loan to a certain commercial real estate borrower. As of June 30, 2025, the Company has unfunded capital commitments of $300.7 million to certain funds Sculptor manages, of which $48.3 million relates to commitments of consolidated funds. Approximately $131.7 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Lastly, during the first quarter of 2025, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of June 30, 2025, the unfunded capital commitment to the consolidated joint venture was $149.5 million, of which $119.6 million is expected to be funded by the third-party.

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	June 30, 2025	December 31, 2024
+50bps	+47.6	+27.4
+25bps	+42.6	+24.5
-25bps	-80.1	-46.3
-50bps	-197.8	-114.3
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	June 30, 2025	December 31, 2024
+20bps	+38.9	-2.8
+10bps	+19.4	-1.4
-10bps	-19.4	+1.4
-20bps	-38.9	+2.8
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

ITEM 1A. RISK FACTORS

For the three months ended June 30, 2025, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1	Indenture, dated as of June 20, 2025, between Rithm Capital Corp. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to that Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 20, 2025)

4.2	Form of Rithm Capital Corp.’s 8.000% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 20, 2025)

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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
(Principal Executive Officer)

July 31, 2025

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

July 31, 2025