Form 10-Q
period 2025-09-30
Rithm Capital Corp.
filed 2025-10-31
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	RITM	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	RITM PR D	New York Stock Exchange
8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock	RITM PR E	New York Stock Exchange
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
Common stock, $0.01 par value per share: 554,196,670 shares outstanding as of October 28, 2025.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”), under Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 25 10-Q”) and under Part II, Item 1A. “Risk Factors” of this report. These risks and factors include, among others:

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
•changes in general economic conditions, including the impacts of tariffs and inflation or other governmental changes or the impacts and/or duration of the United States (“U.S.”) government shutdown beginning in October 2025, a general economic slowdown, increased market volatility or a severe recession in our industry or in the commercial finance, asset management and real estate sectors, including the impact on the value of our assets or the performance of our investments;
•competition within the finance, real estate and asset management industries;
•interest rate fluctuations and shifts in the yield curve, as well as changes in credit spreads, and the risks related to the success of any hedging strategy we may undertake in relation to such changes;
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
•risks associated with our single-family rental (“SFR”) business, including, but not limited to, the impact of seasonal fluctuations, regulation of the SFR industry, significant competition in the leasing market for quality residents and fixed costs related to the SFR industry, such as increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs;
•risks related to the operations of our subsidiaries that are registered with the U.S. Securities and Exchange Commission (the “SEC”) as investment advisers under Investment Advisers Act of 1940, including Sculptor, RCM GA Manager LLC (“RCM Manager”) and Rithm Capital Advisors LLC (“RCA”), which imposes limits on our operations;
•impact from any of our current or future acquisitions, including our pending acquisitions of Crestline Management, L.P. (“Crestline”) and Paramount Group, Inc. (“Paramount”), and our ability to successfully integrate the acquired assets, entities, employees and assumed liabilities;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 and limits on our operations from maintaining such exclusion;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and limits on our operations from maintaining REIT status;
•risks related to the legislative/regulatory environment, including, but not limited to, the impact of regulation regarding corporate governance and public disclosure, changes in regulatory and accounting rules, U.S. government programs intended to grow the economy, future changes to tax laws, regulatory supervision by the Financial Stability Oversight Council, the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), legislation that permits modification of the terms of residential mortgage loans and the impact of uncertainty surrounding regulatory oversight in the current administration;
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
•our ability to pay distributions on our common stock; and
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units or other compensatory securities.

We also direct readers to other risks and uncertainties referenced under Part I, Item 1A. “Risk Factors” in the 2024 10-K, Part II, Item 1A. “Risk Factors” of the Q1 25 10-Q and Part II, Item 1A. “Risk Factors” of this report. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,389,766	$10,321,671
Government and government-backed securities (includes $8,538,035 and $9,711,346 at fair value, respectively)	8,562,825	9,736,116
Residential mortgage loans, held-for-sale (includes $5,888,611 and $4,307,571 at fair value, respectively)(A)	5,947,402	4,374,241
Residential mortgage loans, held-for-investment, at fair value	334,589	361,890
Consumer loans held-for-investment, at fair value(A)	598,147	665,565
Residential transition loans, at fair value	2,575,354	2,178,075
Residential mortgage loans subject to repurchase	2,700,353	2,745,756
Single-family rental properties	998,116	1,028,295
Cash and cash equivalents(A)	1,610,958	1,458,743
Restricted cash(A)	550,514	308,443
Servicer advances receivable	2,647,041	3,198,921
Other assets (includes $2,639,938 and $2,311,979 at fair value, respectively)(A)	4,660,595	4,563,415
Assets of Consolidated Entities(A):
Investments, at fair value and other assets	5,589,734	5,107,826
Total Assets	$47,165,394	$46,048,957
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$16,538,685	$16,782,467
Secured notes and bonds payable (includes $153,019 and $185,460 at fair value, respectively)(A)	9,545,280	10,298,075
Residential mortgage loan repurchase liability	2,700,353	2,745,756
Unsecured notes, net of issuance costs	1,417,676	1,204,220
Dividends payable	169,565	153,114
Accrued expenses and other liabilities (includes $634,225 and $525,486 at fair value, respectively)(A)	3,112,651	2,630,771
Liabilities of Consolidated Entities(A):
Notes payable, at fair value and other liabilities	4,771,710	4,348,244
Total Liabilities	38,255,920	38,162,647
Commitments and Contingencies (Note 26)
Redeemable Noncontrolling Interests of Consolidated Subsidiaries (Note 23)	296,789	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 57,564,122 and 51,964,122 issued and outstanding, $1,439,104 and $1,299,104 aggregate liquidation preference, respectively	1,390,790	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 554,196,670 and 520,656,256 issued and outstanding, respectively	5,542	5,206
Additional paid-in capital	6,961,639	6,528,613
Retained earnings (accumulated deficit)	70,772	(46,985)
Accumulated other comprehensive income	69,774	50,886
Stockholders’ Equity in Rithm Capital Corp.	8,498,517	7,794,974
Noncontrolling interests in equity of consolidated subsidiaries	114,168	91,336
Total Stockholders’ Equity	8,612,685	7,886,310
Total Liabilities and Equity	$47,165,394	$46,048,957
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”) and certain other consolidated VIEs, including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of September 30, 2025 and December 31, 2024, total assets of such consolidated VIEs were $7.1 billion and $6.3 billion, respectively, and total liabilities of such consolidated VIEs were $5.6 billion and $5.2 billion, respectively. See Note 20 for further details.
See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,281	$493,171	$1,724,899	$1,462,040
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(189,881), $(139,784), $(513,452) and $(421,761), respectively)	(264,351)	(367,411)	(752,734)	(490,377)
Servicing revenue, net	314,930	125,760	972,165	971,663
Interest income	453,786	550,732	1,373,501	1,464,180
Gain on originated residential mortgage loans, held-for-sale, net	196,308	184,695	525,795	480,894
Other revenues	55,628	57,212	160,467	172,060
Asset management revenues	84,871	81,039	267,551	261,423
	1,105,523	999,438	3,299,479	3,350,220
Expenses
Interest expense and warehouse line fees	402,690	510,168	1,239,612	1,385,939
General and administrative	237,092	215,329	714,213	634,855
Compensation and benefits	299,073	265,673	864,947	771,899
	938,855	991,170	2,818,772	2,792,693
Other Income (Loss)
Realized and unrealized gains, net	53,393	33,029	74,991	112,657
Other income, net	16,809	3,851	44,360	46,028
	70,202	36,880	119,351	158,685
Income before Income Taxes	236,870	45,148	600,058	716,212
Income tax expense (benefit)	8,072	(78,433)	(27,456)	66,627
Net Income	228,798	123,581	627,514	649,585
Noncontrolling interests in income of consolidated subsidiaries	3,331	1,839	7,586	8,252
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,929	—	7,862	—
Net Income Attributable to Rithm Capital Corp.	221,538	121,742	612,066	641,333
Change in redemption value of redeemable noncontrolling interests	—	—	15,611	—
Dividends on preferred stock	27,876	24,718	82,371	69,508
Net Income Attributable to Common Stockholders	$193,662	$97,024	$514,084	$571,825

Net Income per Share of Common Stock
Basic	$0.36	$0.20	$0.97	$1.17
Diluted	$0.35	$0.20	$0.95	$1.16
Weighted Average Number of Shares of Common Stock Outstanding
Basic	541,835,419	491,362,857	532,102,214	487,155,900
Diluted	551,295,686	496,800,687	539,857,368	491,258,126

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$228,798	$123,581	$627,514	$649,585
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities, net of tax	5,778	11,072	13,729	13,229
Cumulative translation adjustment, net of tax	(844)	2,153	5,159	1,078
Comprehensive Income	233,732	136,806	646,402	663,892
Comprehensive income attributable to noncontrolling interests	3,331	1,839	7,586	8,252
Comprehensive income attributable to redeemable noncontrolling interests	3,929	—	7,862	—
Comprehensive Income Attributable to Rithm Capital Corp.	$226,472	$134,967	$630,954	$655,640

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209
Dividends declared on common stock	—	—	—	—	—	(138,549)	—	(138,549)	—	(138,549)
Dividends declared on preferred stock	—	—	—	—	—	(27,876)	—	(27,876)	—	(27,876)
Capital contributions	—	—	—	—	—	—	—	—	2,708	2,708
Capital distributions	—	—	—	—	—	—	—	—	(2,697)	(2,697)
Issuance of common stock	—	—	23,904,499	239	290,426	—	—	290,665	—	290,665
Issuance of preferred stock	7,600,000	183,536	—	—	—	—	—	183,536	—	183,536
Director share grants and stock-based compensation	—	—	—	—	18,626	(2,740)	—	15,886	—	15,886
Comprehensive Income:
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	221,538	—	221,538	3,331	224,869
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	5,778	5,778	—	5,778
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(844)	(844)	—	(844)
Total comprehensive income, excluding amounts attributable to redeemable noncontrolling interests								226,472	3,331	229,803
Balance at September 30, 2025	57,564,122	$1,390,790	554,196,670	$5,542	$6,961,639	$70,772	$69,774	$8,498,517	$114,168	$8,612,685

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	51,964,122	$1,257,254	489,732,422	$4,897	$6,162,872	$(143,185)	$44,756	$7,326,594	$94,021	$7,420,615
Dividends declared on common stock	—	—	—	—	—	(129,933)	—	(129,933)	—	(129,933)
Dividends declared on preferred stock	—	—	—	—	—	(24,718)	—	(24,718)	—	(24,718)
Capital contributions	—	—	—	—	—	—	—	—	5,776	5,776
Capital distributions	—	—	—	—	—	—	—	—	(6,769)	(6,769)
Issuance of common stock	—	—	30,000,000	300	340,407	—	—	340,707	—	340,707
Director share grants and stock-based compensation	—	—	—	—	10,489	(1,564)	—	8,925	—	8,925
Comprehensive Income:
Net income	—	—	—	—	—	121,742	—	121,742	1,839	123,581
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	11,072	11,072	—	11,072
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	2,153	2,153	—	2,153
Total comprehensive income								134,967	1,839	136,806
Balance at September 30, 2024	51,964,122	$1,257,254	519,732,422	$5,197	$6,513,768	$(177,658)	$57,981	$7,656,542	$94,867	$7,751,409

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(403,653)	—	(403,653)	—	(403,653)
Dividends declared on preferred stock	—	—	—	—	—	(82,371)	—	(82,371)	—	(82,371)
Capital contributions	—	—	—	—	—	—	—	—	24,571	24,571
Capital distributions	—	—	—	—	—	—	—	—	(9,325)	(9,325)
Issuance of common stock	—	—	32,924,499	329	397,748	—	—	398,077	—	398,077
Issuance of preferred stock	7,600,000	183,536	—	—	—	—	—	183,536	—	183,536
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	615,915	7	48,585	(8,285)	—	40,307	—	40,307
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable noncontrolling interests	—	—	—	—	—	612,066	—	612,066	7,586	619,652
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	13,729	13,729	—	13,729
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	5,159	5,159	—	5,159
Total comprehensive income, excluding amounts attributable to redeemable noncontrolling interests								630,954	7,586	638,540
Balance at September 30, 2025	57,564,122	$1,390,790	554,196,670	$5,542	$6,961,639	$70,772	$69,774	$8,498,517	$114,168	$8,612,685

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
(dollars in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Noncontrolling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(373,235)	—	(373,235)	—	(373,235)
Dividends declared on preferred stock	—	—	—	—	—	(69,509)	—	(69,509)	—	(69,509)
Capital contributions	—	—	—	—	—	—	—	—	38,211	38,211
Capital distributions	—	—	—	—	—	—	—	—	(19,650)	(19,650)
Issuance of common stock	—	—	36,097,793	360	409,597	—	—	409,957	—	409,957
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	408,390	4	29,849	(3,106)	—	26,747	—	26,747
Comprehensive Income:
Net income	—	—	—	—	—	641,333	—	641,333	8,252	649,585
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	13,229	13,229	—	13,229
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	1,078	1,078	—	1,078
Total comprehensive income								655,640	8,252	663,892
Balance at September 30, 2024	51,964,122	$1,257,254	519,732,422	$5,197	$6,513,768	$(177,658)	$57,981	$7,656,542	$94,867	$7,751,409

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$627,514	$649,585
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	(81,668)	224,111
Change in fair value of secured notes and bonds payable	26,053	6,714
Gain on settlement of investments, net	(19,871)	(277,938)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(525,795)	(480,894)
(Gain) loss on transfer of loans to real estate owned (“REO”)	(707)	(1,054)
Accretion and other amortization	(39,999)	(62,331)
Reversal of credit losses on securities, loans and REO	(4,026)	(3,509)
Non-cash portions of servicing revenue, net	789,991	555,236
Deferred tax provision	(51,265)	57,232
Mortgage loans originated and purchased for sale, net of fees	(46,948,096)	(42,579,305)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	44,240,046	41,042,180
Sales proceeds and loan repayment proceeds of consolidated entities	750,822	308,816
Interest received from servicer advance investments, RMBS, loans and other	36,264	37,942
Interest received from reverse repurchase agreements	—	52,319
Loan originations and investment purchases of consolidated entities	(531,002)	(30,017)
Changes in:
Servicer advances receivable	513,220	262,689
Other assets	57,545	(42,354)
Accrued expenses and other liabilities	(16,496)	(151,265)
Net cash used in operating activities	(1,177,470)	(431,843)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	—	(603,778)
Purchase of servicer advance investments	(520,334)	(590,261)
Purchase of Excess MSRs	—	(122,887)
Purchase of government-backed and other securities	(1,974,571)	(1,263,422)
Proceeds from sale of government-backed and other securities	1,291	2,583,782
Purchase of Treasury securities	(74,222)	(12,336,258)
Treasury sales and Treasury securities payable	3,269,180	7,238,851
Reverse repurchase agreements entered and repurchase agreements closed	(507,863)	(1,747,581)
Reverse repurchase agreements closed and repurchase agreements entered	503,863	3,527,806
Maturity of Treasury securities	75,000	50,000
Purchase of SFR properties, MSRs and other assets	(263,218)	(402,325)
Purchase of residential transition loans	(3,434)	—
Origination of residential transition loans	(2,995,193)	(1,986,291)
Purchase of consumer loans	(220,962)	—
Draws on revolving consumer loans	(16,820)	(15,996)
Net settlement of derivatives and hedges	112,461	364,598
Return of investments in Excess MSRs	31,455	30,825
Return of investments in equity method investees	3,343	27,532
Principal repayments from servicer advance investments	557,931	614,504
Principal repayments from government, government-backed and other securities	583,533	580,385
Principal repayments from residential mortgage loans	31,996	34,728
Principal repayments from consumer loans	315,250	432,742
Principal repayments and sales proceeds of residential transition loans	1,475,251	1,146,123
Principal repayments and sales proceeds of investments of consolidated entities	814,039	332,694
Loan originations and investment purchases of consolidated entities	—	(4,766)
Settlement of sale of MSRs and MSR financing receivables	116	(2,748)
Proceeds from sale of REO	24,268	24,214
Net cash provided by (used in) investing activities	1,222,360	(2,087,529)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Financing Activities
Repayments of secured financing agreements	(43,614,956)	(59,703,853)
Repayments of warehouse credit facilities including those related to the initial consolidation of CLOs	(56,363,065)	(45,795,817)
Repayment of unsecured notes	(291,476)	(275,000)
Net settlement of margin deposits under repurchase agreements and derivatives	245,536	(315,327)
Repayments of secured notes and bonds payable	(5,131,021)	(4,522,883)
Deferred financing fees	(16,838)	(10,924)
Dividends paid on common and preferred stock	(476,770)	(432,124)
Borrowings under secured financing agreements	41,778,417	61,424,725
Borrowings under warehouse credit facilities	57,930,466	46,863,558
Borrowings under residential transition loans financing	88,422	—
Borrowings under notes receivable financing	—	364,977
Borrowings under secured notes and bonds payable	4,376,797	3,362,481
Proceeds from issuance of unsecured senior notes	495,000	767,103
Proceeds from issuance of debt obligations of consolidated entities	703,042	1,295,710
Repayments of debt obligations of consolidated entities	(276,743)	(598,906)
Issuance of common stock	398,077	409,450
Issuance of preferred stock	184,015	—
Repurchase of preferred stock	(50,000)	—
Net proceeds from issuance of Class A Units of SPAC	230,000	—
Contributions from noncontrolling and redeemable noncontrolling interests	84,538	38,211
Distributions to noncontrolling and redeemable noncontrolling interests	(10,366)	(19,650)
Purchase of noncontrolling interest	—	(26,042)
Net cash provided by financing activities	283,075	2,825,689

Net Increase in Cash, Cash Equivalents and Restricted Cash	327,965	306,317
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,917,809	1,697,095
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,245,774	$2,003,412

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,319,811	$1,364,449
Cash paid during the period for income taxes	22,743	9,573
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	169,565	154,652
Transfer from residential mortgage loans to REO and other assets	23,384	6,327
Real estate securities retained from loan securitizations	59,054	37,470
Residential mortgage loans subject to repurchase	2,700,353	2,409,992
Purchase of Agency RMBS, settled after quarter-end	535,039	—
Liabilities related to deconsolidated CFEs	—	352,900

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

As of September 30, 2025, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Investment Portfolio, (iii) Residential Transitional Lending and (iv) Asset Management.

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

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae,” collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

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

Rithm Capital also operates additional real estate related businesses through its wholly-owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC (“Adoor”), its company focused on the acquisition and management of SFR properties, (iv) Genesis, a lender for experienced developers and investors of residential real estate, which also supports the Adoor business, and (v) Guardian Asset Management (“Guardian”), a national provider of field services and property management services. In addition to these wholly-owned subsidiaries, Rithm Capital also has operations in (i) residential property management through Adoor Property Management LLC (“APM”), a strategic partnership with Darwin Homes, Inc., and (ii) commercial real estate through its joint venture with GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, and leasing and construction support.

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

In the first quarter of 2025, Rithm Capital sponsored the $230.0 million initial public offering (“IPO”) of Rithm Acquisition Corp., a consolidated special purpose acquisition company (the “SPAC”), formed for the purpose of entering into a business combination with one or more businesses, with a focus on businesses in the financial services, real estate and infrastructure sectors. See Note 20 for additional information.

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

Agreement to Acquire Crestline Management, L.P.

On September 3, 2025, Rithm Capital entered into a Purchase and Sale Agreement to acquire (such acquisition, the “Crestline Acquisition”) Crestline Management, L.P. and certain of its affiliates (“Crestline”) for an upfront cash consideration of $300 million, subject to adjustment for estimated transaction costs and working capital. The Crestline Acquisition is expected to close in the fourth quarter of 2025, subject to customary regulatory approvals and closing conditions.

Agreement to Acquire Paramount Group, Inc.

On September 17, 2025, Rithm Capital and certain of its affiliates (the “Rithm Parties”) entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Paramount Group, Inc. (“Paramount”) and Paramount Group Operating Partnership LP (together with Paramount, the “Paramount Parties”). On October 8, 2025, the Rithm Parties and the Paramount Parties entered into Amendment No.1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Paramount Merger Agreement”), which provides that the amount Paramount will be required to pay Rithm Capital, in connection with the termination of the Paramount Merger Agreement be reduced from $59.7 million to $47.7 million solely in the circumstance where Paramount enters into an alternative acquisition agreement providing for a Superior Proposal (as defined in the Paramount Merger Agreement) with a specified person and/or certain affiliates. Pursuant to the Paramount Merger Agreement, at the effective time, subject to the terms and conditions set forth therein, Rithm Capital will acquire Paramount for a purchase price of approximately $1.6 billion (the “Paramount Acquisition”). The Paramount Acquisition is expected to close in the fourth quarter of 2025, subject to customary closing conditions, including the approval of Paramount’s common stockholders.

2. BASIS OF PRESENTATION

Interim Financial Statements — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of Rithm Capital’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of Rithm Capital and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. Rithm Capital consolidates those entities in which it has control over significant operating, financing and investing decisions of the entity, as well as those entities classified as VIEs in which Rithm Capital is determined to be the primary beneficiary. For entities over which Rithm Capital exercises significant influence, but which do not meet the requirements for consolidation, Rithm Capital applies the equity method of accounting whereby it records its share of the underlying income of such entities unless a fair value option (“FVO”) is elected. Distributions from such equity method investments are classified in the consolidated statements of cash flows based on the cumulative earnings approach, where all distributions up to cumulative earnings are classified as distributions of earnings.

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

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s excess mortgage servicing rights (“Excess MSRs”), MSRs, MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization entities and loans. If a servicer or subservicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated. The Company is also subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Use of Estimates — The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities and the determination of whether or not to consolidate a VIE or a voting interest entity (“VOE”). Actual results could differ from those estimates and such differences could be material.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state, local and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. The new disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted. The Company expects the adoption of ASU 2023-09 will lead to additional income tax disclosures in its consolidated financial statements for the year ending December 31, 2025 and future annual periods.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for the Company on January 1, 2026, with early adoption permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements upon adoption.

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

Rithm Capital has not disclosed the amount of revenue and net income attributable to Computershare for the three and nine months ended September 30, 2024, because it was impracticable to do so. As of the beginning of the third quarter of 2024, Computershare’s operations and financial information have been integrated within the Company’s systems, making it infeasible to separately identify and report the specific revenue and net income figures for Computershare.

Acquisition-related costs are expensed in the period incurred. Rithm Capital recognized $17.8 million of Computershare Acquisition related costs that were expensed for the nine months ended September 30, 2024. These costs were grouped and presented within compensation and benefits and general and administrative expenses in the consolidated statements of operations.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2024 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

Pro Forma	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$999,440	$3,484,061
Income before income taxes	45,148	739,341

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

The structure of the reportable segments is differentiated by the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization, as well as by the financial information used by the Company’s chief operating decision maker (“CODM”) to make decisions regarding the Company’s business, including resource allocation and performance assessment. The Company’s CODM is the Chief Executive Officer.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended September 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,281	$—	$—	$—	$—	$579,281
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(189,881))	(264,351)	—	—	—	—	(264,351)
Servicing revenue, net	314,930	—	—	—	—	314,930
Interest income	309,878	52,480	77,606	10,601	3,221	453,786
Gain (loss) on originated residential mortgage loans, held-for-sale, net	182,446	13,862	—	—	—	196,308
Other revenues	28,946	26,682	—	—	—	55,628
Asset management revenues	—	—	—	84,871	—	84,871
Total Revenues	836,200	93,024	77,606	95,472	3,221	1,105,523
Interest expense and warehouse line fees	254,253	78,767	36,785	6,181	26,704	402,690
Other segment expenses(A)	141,525	19,248	5,112	26,926	21,151	213,962
Compensation and benefits	198,213	1,032	15,805	65,590	18,433	299,073
Depreciation and amortization	6,342	7,429	1,936	7,423	—	23,130
Total Operating Expenses	600,333	106,476	59,638	106,120	66,288	938,855
Realized and unrealized gains, net	—	43,620	3,145	6,628	—	53,393
Other income (loss), net	(1,756)	7,433	138	10,987	7	16,809
Total Other Income (Loss)	(1,756)	51,053	3,283	17,615	7	70,202
Income (Loss) before Income Taxes	234,111	37,601	21,251	6,967	(63,060)	236,870
Income tax expense (benefit)	7,754	3	(627)	942	—	8,072
Net Income (Loss)	226,357	37,598	21,878	6,025	(63,060)	228,798
Noncontrolling interests in income of consolidated subsidiaries	916	1,454	—	961	—	3,331
Redeemable noncontrolling interests in income of consolidated subsidiaries	—	—	—	1,309	2,620	3,929
Net Income (Loss) Attributable to Rithm Capital Corp.	225,441	36,144	21,878	3,755	(65,680)	221,538
Dividends on preferred stock	—	—	—	—	27,876	27,876
Net Income (Loss) Attributable to Common Stockholders	$225,441	$36,144	$21,878	$3,755	$(93,556)	$193,662
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Nine Months Ended September 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,724,899	$—	$—	$—	$—	$1,724,899
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(513,452))	(752,734)	—	—	—	—	(752,734)
Servicing revenue, net	972,165	—	—	—	—	972,165
Interest income	912,379	206,413	219,519	27,855	7,335	1,373,501
Gain (loss) on originated residential mortgage loans, held-for-sale, net	502,378	23,417	—	—	—	525,795
Other revenues	82,123	78,344	—	—	—	160,467
Asset management revenues	—	—	—	267,551	—	267,551
Total Revenues	2,469,045	308,174	219,519	295,406	7,335	3,299,479
Interest expense and warehouse line fees	830,817	208,307	102,106	28,980	69,402	1,239,612
Other segment expenses(A)	432,281	64,402	15,177	85,004	45,857	642,721
Compensation and benefits	561,084	3,198	45,504	198,321	56,840	864,947
Depreciation and amortization	20,282	23,232	5,792	22,155	31	71,492
Total Operating Expenses	1,844,464	299,139	168,579	334,460	172,130	2,818,772
Realized and unrealized gains (losses), net	—	62,891	11,997	764	(661)	74,991
Other income (loss), net	4,561	17,763	(716)	23,949	(1,197)	44,360
Total Other Income (Loss)	4,561	80,654	11,281	24,713	(1,858)	119,351
Income (Loss) before Income Taxes	629,142	89,689	62,221	(14,341)	(166,653)	600,058
Income tax expense (benefit)	(60,587)	(10,016)	(1,387)	44,534	—	(27,456)
Net Income (Loss)	689,729	99,705	63,608	(58,875)	(166,653)	627,514
Noncontrolling interests in income of consolidated subsidiaries	2,251	3,715	—	1,620	—	7,586
Redeemable noncontrolling interests in income of consolidated subsidiaries	—	—	—	1,873	5,989	7,862
Net Income (Loss) Attributable to Rithm Capital Corp.	687,478	95,990	63,608	(62,368)	(172,642)	612,066
Change in redemption value of redeemable noncontrolling interests	—	—	—	—	15,611	15,611
Dividends on preferred stock	—	—	—	—	82,371	82,371
Net Income (Loss) Attributable to Common Stockholders	$687,478	$95,990	$63,608	$(62,368)	$(270,624)	$514,084
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
September 30, 2025
Investments(A)	$21,614,292	$5,216,553	$2,575,354	$—	$—	$29,406,199
Cash and cash equivalents(A)	1,155,874	28,080	71,388	96,945	258,671	1,610,958
Restricted cash(A)	187,467	46,957	72,653	7,448	235,989	550,514
Other assets(A)	6,156,590	2,378,829	183,140	1,149,756	5,842	9,874,157
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated entities(A)	—	3,071,055	985,815	1,532,864	—	5,589,734
Total Assets	$29,143,691	$10,741,474	$3,944,081	$2,835,646	$500,502	$47,165,394
Debt(A)	$17,889,312	$5,877,032	$2,031,762	$446,279	$1,257,256	$27,501,641
Other liabilities(A)	5,064,274	438,792	103,809	81,961	293,733	5,982,569
Liabilities of consolidated entities(A)	—	2,627,779	867,481	1,276,450	—	4,771,710
Total Liabilities	22,953,586	8,943,603	3,003,052	1,804,690	1,550,989	38,255,920
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	60,800	235,989	296,789
Total Stockholders’ Equity	6,190,105	1,797,871	941,029	970,156	(1,286,476)	8,612,685
Noncontrolling interests in equity of consolidated subsidiaries	9,867	58,512	—	45,789	—	114,168
Stockholders’ Equity in Rithm Capital Corp.	$6,180,238	$1,739,359	$941,029	$924,367	$(1,286,476)	$8,498,517
Investments in Equity Method Investees	$24,777	$318,955	$27,605	$218,212	$—	$589,549

December 31, 2024
Total Assets(A)	$32,418,256	$7,463,738	$3,439,075	$2,508,130	$219,758	$46,048,957
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Three Months Ended September 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$493,171	$—	$—	$—	$—	$493,171
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(139,784))	(367,411)	—	—	—	—	(367,411)
Servicing revenue, net	125,760	—	—	—	—	125,760
Interest income	391,220	87,969	66,262	5,281	—	550,732
Gain on originated residential mortgage loans, held-for-sale, net	171,700	12,995	—	—	—	184,695
Other revenues	30,280	26,932	—	—	—	57,212
Asset management revenues	—	—	—	81,039	—	81,039
Total Revenues	718,960	127,896	66,262	86,320	—	999,438
Interest expense and warehouse line fees	370,641	79,885	34,304	8,243	17,095	510,168
Other segment expenses(A)	126,058	19,297	3,731	19,794	11,634	180,514
Compensation and benefits	181,343	288	9,520	58,267	16,255	265,673
Depreciation and amortization	15,093	10,632	1,567	7,523	—	34,815
Total Operating Expenses	693,135	110,102	49,122	93,827	44,984	991,170
Realized and unrealized gains, net	22	9,907	17,972	5,128	—	33,029
Other income (loss), net	(10,626)	6,107	36	8,334	—	3,851
Total Other Income (Loss)	(10,604)	16,014	18,008	13,462	—	36,880
Income (Loss) before Income Taxes	15,221	33,808	35,148	5,955	(44,984)	45,148
Income tax expense (benefit)	(84,764)	(4,916)	2,754	8,493	—	(78,433)
Net Income (Loss)	99,985	38,724	32,394	(2,538)	(44,984)	123,581
Noncontrolling interests in income of consolidated subsidiaries	847	(1,123)	—	2,115	—	1,839
Net Income (Loss) Attributable to Rithm Capital Corp.	99,138	39,847	32,394	(4,653)	(44,984)	121,742
Dividends on preferred stock	—	—	—	—	24,718	24,718
Net Income (Loss) Attributable to Common Stockholders	$99,138	$39,847	$32,394	$(4,653)	$(69,702)	$97,024
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
Nine Months Ended September 30, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,462,040	$—	$—	$—	$—	$1,462,040
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(421,761))	(490,377)	—	—	—	—	(490,377)
Servicing revenue, net	971,663	—	—	—	—	971,663
Interest income	1,009,760	248,700	190,555	15,161	4	1,464,180
Gain on originated residential mortgage loans, held-for-sale, net	473,340	7,554	—	—	—	480,894
Other revenues	92,615	79,445	—	—	—	172,060
Asset management revenues	—	—	—	261,423	—	261,423
Total Revenues	2,547,378	335,699	190,555	276,584	4	3,350,220
Interest expense and warehouse line fees	1,004,226	212,356	95,824	24,197	49,336	1,385,939
Other segment expenses(A)	358,267	58,407	11,657	67,707	39,193	535,231
Compensation and benefits	527,311	1,200	29,936	173,361	40,091	771,899
Depreciation and amortization	46,259	25,679	4,701	22,985	—	99,624
Total Operating Expenses	1,936,063	297,642	142,118	288,250	128,620	2,792,693
Realized and unrealized gains, net	22	44,605	61,277	6,753	—	112,657
Other income (loss), net	16,735	16,084	(1,806)	14,978	37	46,028
Total Other Income	16,757	60,689	59,471	21,731	37	158,685
Income (Loss) before Income Taxes	628,072	98,746	107,908	10,065	(128,579)	716,212
Income tax expense (benefit)	50,397	(759)	4,373	12,616	—	66,627
Net Income (Loss)	577,675	99,505	103,535	(2,551)	(128,579)	649,585
Noncontrolling interests in income of consolidated subsidiaries	1,918	2,024	—	4,310	—	8,252
Net Income (Loss) Attributable to Rithm Capital Corp.	575,757	97,481	103,535	(6,861)	(128,579)	641,333
Dividends on preferred stock	—	—	—	—	69,508	69,508
Net Income (Loss) Attributable to Common Stockholders	$575,757	$97,481	$103,535	$(6,861)	$(198,087)	$571,825
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2024	$10,321,671
Originations(A)	1,199,933
Sales	2,605
Change in Fair Value due to:
Realization of cash flows(B)	(516,406)
Change in valuation inputs and assumptions	(618,037)
Balance at September 30, 2025	$10,389,766
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $143.5 million of MSRs capitalized through co-issue with third parties for the nine months ended September 30, 2025.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$532,052	$454,757	$1,577,233	$1,338,860
Ancillary and other fees	47,229	38,414	147,666	123,180
Servicing fee revenue, net and fees	579,281	493,171	1,724,899	1,462,040
Change in Fair Value due to:
Realization of cash flows(A)	(189,881)	(139,784)	(513,452)	(421,761)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	(219,555)	(607,551)	(623,387)	(309,297)
Gains on MSR economic hedges	145,085	379,924	384,105	240,681
Servicing Revenue, Net	$314,930	$125,760	$972,165	$971,663
(A)Net of $0.5 million and $1.3 million of realization of cash flows related to MSR financing liability for the three months ended September 30, 2025 and 2024, respectively, and $3.0 million and $3.5 million for the nine months ended September 30, 2025 and 2024, respectively (Note 12).
(B)Net of $(8.6) million and $7.3 million of change in valuation inputs and assumptions related to MSR financing liability for the three months ended September 30, 2025 and 2024, respectively, and $(5.4) million and $14.1 million for the nine months ended September 30, 2025 and 2024, respectively (Note 12).

The following table summarizes MSRs and MSR financing receivables by type as of September 30, 2025 and December 31, 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
September 30, 2025
GSE	$380,422,006	6.4	$6,265,449
Non-Agency	68,078,160	5.6	784,367
Ginnie Mae	147,592,847	6.1	3,339,950
Total / Weighted Average	$596,093,013	6.2	$10,389,766
December 31, 2024
GSE	$383,014,320	6.5	$6,413,199
Non-Agency	70,022,636	5.4	836,408
Ginnie Mae	137,177,395	6.4	3,072,064
Total / Weighted Average	$590,214,351	6.4	$10,321,671
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of September 30, 2025 and December 31, 2024, weighted average discount rates of 8.6% (range of 8.4% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of September 30, 2025 and December 31, 2024, Rithm Capital reflected approximately $2.7 billion in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2025 and December 31, 2024, Rithm Capital held approximately $0.5 billion of such repurchased loans presented within residential mortgage loans, held-for-sale on the consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital, Onity’s remaining interests in MSRs relating to loans with an aggregate unpaid principal balance (“UPB”) of approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion, of which approximately $9.8 billion UPB, as of September 30, 2025, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are presented as MSR financing receivables within MSRs and MSR financing receivables, at fair value on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2025	December 31, 2024
California	16.0%	16.5%
Florida	8.1%	8.2%
Texas	6.7%	6.6%
New York	5.7%	5.7%
Washington	5.1%	5.2%
New Jersey	4.0%	4.1%
Virginia	3.8%	3.7%
Maryland	3.4%	3.4%
Illinois	3.2%	3.3%
Georgia	3.1%	3.1%
Other U.S.	40.9%	40.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of September 30, 2025 and December 31, 2024 was $269.2 billion and $242.9 billion, respectively. Rithm Capital earned servicing revenue of $77.0 million and $59.3 million for the three months ended September 30, 2025 and 2024, respectively, and $231.5 million and $148.4 million for the nine months ended September 30, 2025 and 2024, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented in general and administrative in the consolidated statements of operations. As of September 30, 2025, PHH and Valon Mortgage, Inc. subserviced 5.6% and 3.7% of owned MSRs, respectively, with the remaining 90.7% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 26). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	September 30, 2025	December 31, 2024
Principal and interest advances	$583,741	$640,723
Escrow advances (taxes and insurance advances)	1,339,713	1,733,426
Foreclosure advances	848,976	950,092
Gross advance balance(A)(B)(C)	2,772,430	3,324,241
Reserves, impairment, unamortized discount, net of recovery accruals	(125,389)	(125,320)
Total Servicer Advances Receivable	$2,647,041	$3,198,921
(A)Includes $527.5 million and $673.7 million of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $450.5 million and $529.3 million of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae. Expected losses for advances associated with Ginnie Mae loans in the MSR portfolio are considered in the MSR fair valuation through a non-reimbursable advance loss assumption.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $117.6 million, or 4.2%, and $121.4 million, or 3.7%, for expected non-recovery of advances as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2024	$121,396
Provision	38,644
Write-offs	(42,475)
Balance at September 30, 2025	$117,565

See Note 18 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and U.S. Treasury (“Treasury”) securities. The following table summarizes Agency and Treasury securities classified as available-for-sale (“AFS”) or measured at fair value under the FVO election:

	September 30, 2025								December 31, 2024
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$66,050	$—	$—	$59,313	1	3.5%	3.5%	11.0	$60,135
Securities Measured at FVO:
Agency(C)	8,494,878	171,501	(5,364)	8,478,722	31	5.1%	5.1%	7.8	6,390,508
Treasury(C)	—	—	—	—	—	—%	—%	0.0	3,260,703
Total / Weighted Average	$8,560,928	$171,501	$(5,364)	$8,538,035	32	5.0%	5.0%	7.8	$9,711,346
(A)Carrying value is equal to the fair value for all securities. See Note 19 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of September 30, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity (“HTM”):

	September 30, 2025							December 31, 2024
						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value (A)	Unrecognized Gains /(Losses)	Number of Securities	Yield	Life (Years)	Amortized Cost / Carrying Value
Treasury Securities Designated as HTM:
Treasury	$25,000	$24,790	$24,788	$(2)	1	3.9%	0.2	$24,770
(A)See Note 19 regarding the fair value measurements.

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Treasury	Agency	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency
Purchases:
Face	$25,000	$1,034,285	$5,775,000	$—	$75,000	$2,390,086	$8,800,000	$1,280,545
Purchase price	24,755	1,030,943	5,787,401	—	74,222	2,357,838	8,788,328	1,249,562

Sales:
Face	$1,250,000	$—	$2,500,000	$2,556,839	$3,250,000	$1,274	$5,500,000	$2,556,839
Amortized cost	1,254,648	—	2,505,430	2,536,357	3,257,383	1,349	5,481,688	2,536,357
Sale price	1,255,371	—	2,542,051	2,583,782	3,269,180	1,291	5,499,395	2,583,782
Gain (loss) on sale	723	—	36,621	47,425	11,797	(58)	17,707	47,425
(A)Excludes Treasury short sales. Refer to Note 17 for information regarding short sales.

As of September 30, 2025, Rithm Capital purchased $535.9 million face amount of Agency securities for $535.0 million of which had not yet been settled as of the reporting date. Unsettled purchases are recorded on a trade date basis and presented within accrued expenses and other liabilities on the consolidated balance sheets.

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

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and on whether the loan was credit-impaired at the date of acquisition. As of September 30, 2025, Rithm Capital accounts for loans based on the following categories:

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

The following table summarizes residential mortgage loans outstanding by loan type:

	September 30, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,156,142	$3,051,688	8,025	6.0%	25.7	$2,791,027
Residential mortgage loans, HFI, at fair value	360,448	334,589	6,836	7.7%	4.6	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	50,718	46,458	1,543	6.6%	4.3	51,011
Acquired non-performing loans(D)	15,025	12,333	181	10.6%	4.3	15,659
Total Residential Mortgage Loans, HFS	$65,743	$58,791	1,724	7.5%	4.3	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	1,657,670	1,694,140	4,049	6.2%	9.7	408,421
Acquired non-performing loans(D)(E)	244,650	222,502	1,063	5.2%	27.5	270,879
Originated loans	3,860,883	3,971,969	12,577	6.6%	28.9	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$5,763,203	$5,888,611	17,689	6.4%	23.3	$4,307,571
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows. For loans classified as Level 2 in the fair value hierarchy, the weighted average life is based on the contractual term of the loan.
(B)Residential mortgage loans of consolidated CFEs are classified as Level 2 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.
(C)Performing loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(D)As of September 30, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $236.8 million and $234.1 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of September 30, 2025.

See Note 18 regarding the financing of residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	September 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$5,876,523	$5,996,369	$119,846	$4,377,435	$4,400,113	$22,678
90+	312,871	285,622	(27,249)	369,118	336,018	(33,100)
Total	$6,189,394	$6,281,991	$92,597	$4,746,553	$4,736,131	$(10,422)

The following table summarizes the activity of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2024	$361,890	$66,670	$4,307,571	$4,736,131
Originations	—	—	43,215,508	43,215,508
Sales	—	—	(44,836,309)	(44,836,309)
Purchases/additional fundings	—	—	3,732,587	3,732,587
Proceeds from repayments	(31,996)	(7,478)	(104,792)	(144,266)
Transfer of loans to other assets(A)	—	(799)	(466,220)	(467,019)
Transfer of loans to REO	(1,945)	(706)	(609)	(3,260)
Valuation reversal on loans	—	1,104	—	1,104
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(1,260)	—	(11,375)	(12,635)
Other factors	7,900	—	52,250	60,150
Balance at September 30, 2025	$334,589	$58,791	$5,888,611	$6,281,991
(A)Includes receivable modifications resulting in transfers between other assets and residential mortgage loans as well as transfers to consolidated CFEs.

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital recognizes gain on sale within gain on originated residential mortgage loans, HFS, net in the consolidated statements of operations. See Note 20 for further details on Rithm Capital’s continuing involvement in residential mortgage loan securitizations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on residential mortgage loans originated and sold, net(A)	$(135,071)	$(94,216)	$(551,923)	$(435,845)
Loss on settlement of residential mortgage loan origination derivative instruments(B)	(105,636)	(95,899)	(67,867)	(101,346)
MSRs retained on transfer of residential mortgage loans(C)	360,212	343,884	1,056,434	915,194
Other(D)	15,663	11,464	52,039	32,006
Realized gain on sale of originated residential mortgage loans, net	135,168	165,233	488,683	410,009
Change in fair value of residential mortgage loans	44,175	22,987	81,846	28,348
Change in fair value of interest rate lock commitments (Note 17)	(29,957)	15,711	9,271	8,379
Change in fair value of derivative instruments (Note 17)	46,922	(19,236)	(54,005)	34,158
Gain on Originated Residential Mortgage Loans, HFS, Net	$196,308	$184,695	$525,795	$480,894
(A)Includes residential mortgage loan origination fees of $296.4 million and $289.0 million in the three months ended September 30, 2025 and 2024, respectively, and $742.3 million and $700.4 million in the nine months ended September 30, 2025 and 2024, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $(0.8) million and $17.0 million for the three months ended September 30, 2025 and 2024, respectively, and $24.2 million and $17.0 million for the nine months ended September 30, 2025 and 2024, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized MSRs upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans acquired from Upgrade, Inc. (the “Upgrade loans” or “Upgrade”), (ii) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (iii) consumer loans acquired from SpringCastle (the “SpringCastle loans” or “SpringCastle”), which the Company now owns a 100% interest in upon the acquisition of the remaining interest in June 2024.

The Upgrade portfolio includes fixed-rate consumer home improvement loans; the Marcus portfolio includes unsecured fixed-rate closed-end installment loans; and the SpringCastle portfolio includes open-end personal unsecured loans and personal homeowner loans. The Upgrade loans are serviced by Upgrade, the Marcus loans are serviced by Systems and Services Technologies, Inc. and our internal loan servicing business at Newrez and the SpringCastle loans are serviced by OneMain Holdings Inc.

Pursuant to the forward flow agreement with Upgrade, entered into by the Company on July 31, 2025, Rithm Capital will purchase $1.0 billion UPB of consumer home improvement loans through the expiry of the Agreement. Each individual purchase is at Rithm Capital’s discretion, prices are negotiated on a best efforts basis, and the Company’s obligation to acquire the loans is subject to certain conditions being met. The agreement expires on October 31, 2026. As of September 30, 2025, $233.8 million UPB of loans were purchased under the agreement.

The Company has invested in SpringCastle loans with an aggregate of $135.7 million of unfunded and available revolving credit privileges as of September 30, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at the Company’s discretion.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes characteristics of the consumer loan portfolio classified as HFI and measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
September 30, 2025
SpringCastle	$172,158	$178,365	18.0%	3.7
Marcus	339,048	213,007	11.2%	0.6
Upgrade	218,978	206,775	12.9%	11.0
Total Consumer Loans	$730,184	$598,147	13.3%	4.5
December 31, 2024
SpringCastle	$208,306	$219,308	18.1%	3.8
Marcus	559,317	446,257	11.0%	1.0
Total Consumer Loans	$767,623	$665,565	12.9%	1.8

See Note 18 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	September 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$168,873	$175,000	$6,127	$203,923	$214,746	$10,823
90+	3,285	3,365	80	4,383	4,562	179
Total SpringCastle	172,158	178,365	6,207	208,306	219,308	11,002

Marcus:
Current	$198,115	$198,709	$594	$438,712	$438,712	$—
90+	140,933	14,298	(126,635)	120,605	7,545	(113,060)
Total Marcus	339,048	213,007	(126,041)	559,317	446,257	(113,060)

Upgrade:
Current	$218,897	$206,699	$(12,198)	$—	$—	$—
90+	81	76	(5)	—	—	—
Total Upgrade	218,978	206,775	(12,203)	—	—	—

	$730,184	$598,147	$(132,037)	$767,623	$665,565	$(102,058)
(A)Consumer loans are carried at fair value. See Note 19 regarding fair value measurements.

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2024	$665,565
Additional fundings(A)	16,820
Purchases	220,962
Proceeds from repayments	(315,250)
Accretion of loan discount and premium amortization, net	3,157
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(12,263)
Other factors	19,156
Balance at September 30, 2025	$598,147
(A)Represents draws on consumer loans with revolving privileges.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

9. SINGLE-FAMILY RENTAL PROPERTIES

Rithm Capital invests in and manages a geographically diversified portfolio of high-quality SFR properties. Rithm Capital owns SFR properties classified as both HFI and HFS. SFR properties HFI are carried at cost less accumulated depreciation and impairment. SFR properties HFS are managed for near term sale and disposition and are measured at the lower of carrying value or fair value less estimated cost to sell. SFR properties HFI and HFS are presented within single-family rental properties on the consolidated balance sheets.

The following table summarizes the net carrying value of investments in SFR properties:

	September 30, 2025	December 31, 2024
Land	$188,145	$191,992
Building	752,601	767,966
Capital improvements	159,649	150,811
Total gross investment in SFR properties	1,100,395	1,110,769
Accumulated depreciation	(102,279)	(82,474)
Investment in SFR Properties, Net	$998,116	$1,028,295

Depreciation expense for the three months ended September 30, 2025 and 2024 totaled $6.9 million and $7.3 million, respectively, and $21.7 million and $22.3 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is included in general and administrative in the consolidated statements of operations.

As of September 30, 2025 and December 31, 2024, the carrying amount of the SFR properties includes capitalized acquisition costs of $6.8 million and $7.0 million, respectively.

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	$989,002	$39,293	$1,028,295
Acquisitions and capital improvements	13,935	—	13,935
Transfers to (from) HFS/HFI	10,197	(10,197)	—
Dispositions	—	(22,451)	(22,451)
Depreciation expense	(21,663)	—	(21,663)
Balance at September 30, 2025	$991,471	$6,645	$998,116

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue included in other revenues and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rental revenue	$19,920	$19,348	$58,814	$57,216
Other variable revenue	2,697	833	7,582	2,492
Total	$22,617	$20,181	$66,396	$59,708

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

2026	$18,075
2027 and thereafter	40,053
Total	$58,128

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes SFR portfolio activity for the period by number of properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2024	3,891	158	4,049
Transfer to (from) HFS/HFI	42	(42)	—
Disposition of SFR properties	—	(75)	(75)
Balance at September 30, 2025	3,933	41	3,974

See Note 18 regarding the financing of SFR properties.

10. RESIDENTIAL TRANSITION LOANS

Genesis specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

The following table summarizes residential transition loans, at fair value and residential transition loans (“RTL”) held by consolidated entities by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated Entities - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
September 30, 2025
Construction	$1,019,526	$579,036	$1,598,562	41.7%	561	33.9%	11.2%	20.2	72.1% / 62.1%
Bridge	1,274,957	455,451	1,730,408	45.2%	537	32.5%	9.5%	26.2	67.2%
Renovation	280,871	221,376	502,247	13.1%	555	33.6%	9.9%	13.5	82.7% / 68.1%
	$2,575,354	$1,255,863	$3,831,217	100.0%	1,653	100.0%	10.3%	21.0	N/A

December 31, 2024
Construction	$935,142	$492,071	$1,427,213	45.4%	490	31.9%	11.4%	20.0	72.7% / 62.2%
Bridge	972,443	363,946	1,336,389	42.6%	600	39.1%	10.0%	23.9	66.6%
Renovation	270,490	106,175	376,665	12.0%	445	29.0%	10.5%	12.8	82.8% / 68.2%
	$2,178,075	$962,192	$3,140,267	100.0%	1,535	100.0%	10.7%	20.4	N/A
(A)Residential transition loans are carried at fair value under the FVO election. Certain residential transition loans of consolidated entities, classified as CFEs, are valued based on the more observable financial liabilities of consolidated CFEs and are classified as Level 3. See Note 19 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2024	$2,178,075
Purchases	3,434
Initial loan advances	2,136,360
Construction holdbacks and draws	851,226
Repayments and sales	(1,475,250)
Purchased loans discount amortization	33
Transfer of loans to REO	(7,702)
Transfers to assets of consolidated entities	(1,108,269)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(27,538)
Other factors	24,985
Balance at September 30, 2025	$2,575,354

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	September 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,472,492	$2,483,692	$11,200	$2,117,479	$2,128,802	$11,323
90+	100,399	91,662	(8,737)	55,234	49,273	(5,961)
Total	$2,572,891	$2,575,354	$2,463	$2,172,713	$2,178,075	$5,362

See Note 18 regarding the financing of RTLs.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on Rithm Capital’s consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,610,958	$1,458,743
Restricted cash	550,514	308,443
Restricted cash of consolidated entities(A)	84,302	150,623
Total Cash and Cash Equivalents and Restricted Cash	$2,245,774	$1,917,809
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

The following table summarizes restricted cash balances by reporting segment including corporate category:

	September 30, 2025	December 31, 2024
Investment Portfolio(A)	$66,324	$66,419
Origination and Servicing	187,467	207,724
Residential Transitional Lending(A)	82,406	40,727
Asset Management(A)	62,630	144,196
Corporate Category(B)	235,989	—
Total Restricted Cash	$634,816	$459,066
(A)Includes restricted cash related to consolidated entities presented within investments, at fair value and other assets on the consolidated balance sheets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

12. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
CLOs, at fair value	$363,274	$242,227	Accounts payable	$165,039	$133,037
Derivative and hedging assets (Note 17)	53,684	75,147	Accrued compensation and benefits	220,019	322,957
Due from related parties	50,391	35,198	Net deferred tax liability	736,893	786,141
Equity investments(A)	753,862	502,610	Derivative liabilities (Note 17)	101,789	52,610
Excess MSRs, at fair value (Note 13)	334,668	369,162	Escheat payable	208,202	187,830
Goodwill (Note 15)	133,832	133,832	MSR financing liability, at fair value	69,034	101,088
Income and fees receivable	67,372	208,672	Interest payable	180,732	260,931
Intangible assets (Note 15)	296,581	331,949	Lease liability (Note 16)	159,268	160,437
Loans receivable, at fair value(B)	8,038	31,580	Notes receivable financing liability(E)	375,685	371,788
Margin receivable, net(C)	150,483	414,404	Open trades payable	535,039	—
Non-Agency securities, at fair value	721,445	552,797	RTL financing liability, at fair value	87,717	—
Notes receivable, at fair value(D)	449,507	393,786	Unearned income and fees	9,630	17,280
Operating lease ROU assets (Note 16)	106,119	99,224	Other liabilities	263,604	236,672
Other receivables	161,289	178,651		$3,112,651	$2,630,771
Prepaid expenses	63,717	59,198
Principal and interest receivable	138,273	181,271
Property and equipment	76,907	70,495
REO	27,380	27,898
Servicer advance investments, at fair value (Note 14)	302,278	339,646
Servicing fee receivables	163,179	106,228
Warrants, at fair value	11,745	9,316
Other assets	226,571	200,124
	$4,660,595	$4,563,415
(A)Represents equity investments in (i) certain real estate redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by Sculptor, (iv) the Credit Risk Transfer LLC (as defined in Note 19) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 20), (vii) APM and (viii) an energy fund managed by Rithm Capital.
(B)Represents a loan made pursuant to a senior subordinated credit agreement to an entity affiliated with funds managed by an affiliate of the Company’s former external manager, FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC. The loan is measured at fair value under the FVO election.
(C)Represents collateral posted as a result of changes in the fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(D)Represents notes receivable secured by commercial properties. The notes are measured at fair value under the FVO election.
(E)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million, subject to a repurchase financing of $323.5 million, from a third party to a nonconsolidated joint venture for cash consideration of $48.0 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the FVO and is included in accrued expenses and other liabilities in the consolidated balance sheets. The amount presented within notes receivable financing liability is comprised of the repurchase financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in other assets in the consolidated balance sheets, at fair value.

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

The following table presents activity for the period related to the carrying value of investments in REO:

Balance at December 31, 2024	$27,898
Property received in satisfaction of loan	22,455
Sales(A)	(23,561)
Valuation reversal	588
Balance at September 30, 2025	$27,380
(A)Recognized when control of the property has transferred to the buyer.

As of September 30, 2025, Rithm Capital had residential mortgage loans and RTLs that were in the process of foreclosure with UPBs of $36.7 million and $12.0 million, respectively.

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2024	$393,786	$31,580	$425,366
Fundings	49,167	—	49,167
Payment in kind	3,467	1,458	4,925
Proceeds from repayments	—	(25,000)	(25,000)
Fair Value Adjustments due to:
Other factors(A)	3,087	—	3,087
Balance at September 30, 2025	$449,507	$8,038	$457,545
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	September 30, 2025			December 31, 2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
Current	$539,910	$449,507	$(90,403)	$518,856	$425,366	$(93,490)
90+	8,038	8,038	—	—	—	—
Total	$547,948	$457,545	$(90,403)	$518,856	$425,366	$(93,490)
(A)Notes and loans receivable are carried at fair value. See Note 19 regarding fair value measurements.

13. EXCESS MORTGAGE SERVICING RIGHTS

Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Rocket Companies, Inc., as successor in merger to Mr. Cooper Group Inc. (“Mr. Cooper”). Prior to June 20, 2024, Rithm Capital owned certain pools of Excess MSRs directly and certain pools through a joint venture with the Former Manager (the “Fortress Excess MSR JV”).

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

As part of the Computershare Acquisition (Note 3), Rithm Capital acquired MSRs owned by SLS underlying certain Excess MSRs already owned by Rithm Capital. Accordingly, those Excess MSRs have been reclassified to full MSRs on Rithm Capital’s consolidated balance sheets.

Investments in Excess MSRs

The following table presents activity related to the investments in Excess MSRs measured at fair value:

Balance at December 31, 2024	$369,162
Interest income	21,150
Other gains	598
Proceeds from repayments	(51,895)
Proceeds from sales	(1,105)
Change in fair value	(3,242)
Balance at September 30, 2025	$334,668

The following summarizes Rithm Capital’s investments in Excess MSRs:

	September 30, 2025						December 31, 2024
	UPB of Underlying Mortgages	Interest in Excess MSR		Weighted Average Life (Years)(A)	Amortized Cost Basis	Carrying Value(B)	Carrying Value(B)
		Rithm Capital(C)(D)	Mr. Cooper(C)
Total	$49,260,027	65.0% – 80.0% (68.6%)	20.0% – 35.0% (31.4%)	5.8	$290,710	$334,668	$369,162
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Carrying value represents the fair value of the pools and recapture agreements, as applicable.
(C)Amounts in parentheses represent weighted averages.
(D)Rithm Capital also invested in related servicer advance investments, including the base fee component of the related MSR as of September 30, 2025 and December 31, 2024 (Note 14) on $12.2 billion and $13.3 billion UPB, respectively, underlying these Excess MSRs.

As of September 30, 2025 and December 31, 2024, weighted average discount rates of 8.5% and 8.4%, respectively, were used to value Rithm Capital’s investments in Excess MSRs.

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

Rithm Capital owns its interest in servicer advance investments through a consolidated subsidiary, Advance Purchaser LLC (“Advance Purchaser”), in which it has an ownership interest of 89.3%. The noncontrolling third-party co-investor and Rithm Capital have funded all their capital commitments. Advance Purchaser may recall $71.9 million and $602.0 million of capital distributed to the third-party co-investor and Rithm Capital, respectively. Neither the third-party co-investor nor Rithm Capital

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

is obligated to fund amounts in excess of their respective capital commitments, regardless of the capital requirements of Advance Purchaser.

The following table summarizes servicer advance investments, including the right to the base fee component of the related MSRs:

	Amortized Cost Basis	Carrying Value(A)	Weighted Average Discount Rate	Weighted Average Yield	Weighted Average Life (Years)(B)
September 30, 2025
Servicer advance investments	$290,757	$302,278	6.5%	6.9%	8.0
December 31, 2024
Servicer advance investments	$327,471	$339,646	6.5%	6.9%	7.6
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)Represents the weighted average expected timing of the receipt of expected net cash flows for this investment.

The following table provides additional information regarding the servicer advance investments and related financing:

	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(C)
					Gross	Net(B)	Gross	Net
September 30, 2025
Servicer advance investments(D)	$12,224,189	$264,921	2.2%	$231,018	84.5%	82.5%	6.2%	5.6%
December 31, 2024
Servicer advance investments(D)	$13,316,828	$298,945	2.2%	$258,183	85.0%	82.9%	6.3%	5.9%
(A)Based on outstanding servicer advances, excluding purchased but unsettled servicer advances.
(B)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(C)Annualized measure of the cost associated with borrowings. Gross cost of funds primarily includes interest expense and facility fees. Net cost of funds excludes facility fees.
(D)The following table summarizes the types of advances included in servicer advance investments:

	September 30, 2025	December 31, 2024
Principal and interest advances	$40,712	$51,135
Escrow advances (taxes and insurance advances)	118,558	137,072
Foreclosure advances	105,651	110,738
Total	$264,921	$298,945

15. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within other assets on the consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2024	$29,468	$55,731	$48,633	$133,832
Impairment loss	—	—	—	—
Balance at September 30, 2025	$29,468	$55,731	$48,633	$133,832

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	September 30, 2025	December 31, 2024
Gross Intangible Assets:
Management contracts	10	$275,000	$275,000
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	111,931	105,567
Trademarks / Trade names(A)	1 to 5	10,259	10,259
Licenses	Indefinite	21,365	21,365
		498,308	491,944
Accumulated Amortization:
Management contracts		51,492	30,940
Customer relationships		38,422	25,773
Purchased technology		104,905	97,259
Trademarks / Trade names		6,908	6,023
		201,727	159,995
Intangible Assets, Net:
Management contracts		223,508	244,060
Customer relationships		41,331	53,980
Purchased technology		7,026	8,308
Trademarks / Trade names(A)		3,351	4,236
Licenses		21,365	21,365
		$296,581	$331,949
(A)Includes indefinite-lived intangible assets of $1.9 million as of September 30, 2025 and December 31, 2024.

The Company did not record any impairment loss on its intangible assets for the three and nine months ended September 30, 2025 and 2024.

The following table summarizes the amortization expense recorded by the Company related to its intangible assets. Amortization expense related to intangible assets is included in general and administrative in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization expense	$11,997	$24,582	$38,152	$66,961

The following table summarizes the expected future amortization expense for intangible assets as of September 30, 2025:

Year Ending	Amortization Expense
October 1 through December 31, 2025	$11,777
2026	41,791
2027	37,685
2028	36,956
2029	35,898
2030	29,653
2031 and thereafter	79,580
$273,340

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

16. LEASES

Rithm Capital, through its wholly-owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035. Rent expense, net of sublease income for the three months ended September 30, 2025 and 2024 totaled $7.4 million and $8.7 million, respectively, and $22.1 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. In addition, the Company has finance leases for computer hardware. As of September 30, 2025, the Company has pledged collateral related to its lease obligations of $7.4 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 12).

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
October 1 through December 31, 2025	$12,122	$—	$12,122
2026	40,478	228	40,706
2027	42,181	228	42,409
2028	31,606	—	31,606
2029	29,747	—	29,747
2030 and thereafter	32,081	—	32,081
Total remaining undiscounted lease payments	188,215	456	188,671
Less: imputed interest	29,377	26	29,403
Total Remaining Discounted Lease Payments	$158,838	$430	$159,268

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $27.5 million due in the future periods.

Other information related to leases is summarized below:

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term (Years):
Operating leases	5.2	5.1
Finance leases	1.8	2.5

Weighted Average Discount Rate:
Operating leases	6.6%	6.5%
Finance leases	7.9%	7.9%

	Nine Months Ended September 30,
Supplemental Information	2025	2024
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$33,350	$38,226
Operating cash flows - finance leases	3	4
Finance cash flows - finance leases	225	224
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$22,844	$20,465

See Note 9 for further information on leases of SFR properties.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

17. DERIVATIVES AND HEDGING

Rithm Capital enters into economic hedges including interest rate swaps, to-be-announced forward contract positions (“TBAs”) and futures to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

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

As of September 30, 2025, Rithm Capital also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and other economic hedging instruments are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	September 30, 2025	December 31, 2024
Derivative and Hedging Assets:
Interest rate swaps and futures	$—	$6
IRLCs	36,573	21,496
TBAs	16,422	50,809
Foreign exchange forwards	689	2,836
	$53,684	$75,147
Derivative and Hedging Liabilities:
IRLCs	$16,009	$10,202
TBAs	43,706	15,628
Treasury short sales(B)	—	1,245
Other commitments(C)	31,512	25,521
Stock options	14	14
Foreign exchange forwards	897	—
Interest rate swaps and futures(A)	9,651	—
	$101,789	$52,610
(A)Net of $49.1 million and $42.0 million of related variation margin accounts as of September 30, 2025 and December 31, 2024, respectively.
(B)As of December 31, 2024, the carrying value represents the net of repurchase agreements and $503.9 million of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities.
(C)During the first quarter of 2024, a subsidiary of the Company entered into an agreement, classified as a derivative, with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to invest in an affiliated fund. The third party’s interest is subject to a redemption right after a certain period. The Company separately accounts for the redemption right as a derivative with a fair value of $6.0 million as of September 30, 2025.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes notional amounts related to derivatives and other hedging instruments:

	September 30, 2025	December 31, 2024
Interest rate swaps(A)	$7,845,000	$8,995,000
Interest rate futures(B)	5,335,000	—
IRLCs	6,542,437	3,413,043
TBAs(C)	19,026,136	17,402,824
Other commitments	31,512	25,057
Foreign exchange forwards	69,108	17,300
(A)Includes $7.8 billion notional of receive fixed of 3.8%/pay Secured Overnight Financing Rate (“SOFR”) with weighted average maturity of 31 months, as of September 30, 2025. There were no receive SOFR/pay fixed interest rate swaps as of September 30, 2025. Includes $3.1 billion notional of receive SOFR/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 71 months and 32 months, respectively, as of December 31, 2024.
(B)Represents a $5.3 billion notional Eris SOFR swap future with weighted average maturity of 50 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps.
(C)Represents the notional amount of Agency RMBS classified as derivatives.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing Revenue, Net:
TBAs	$83,046	$(23,946)	$203,146	$(21,381)
Interest rate swaps	(20,307)	62,075	(26,261)	70,979
Interest rate futures	(14,332)	—	(5,141)	—
Treasury short sales	—	(16,956)	—	24,341
	48,407	21,173	171,744	73,939
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	(29,957)	15,711	9,271	8,379
TBAs	46,922	(19,236)	(54,005)	34,158
	16,965	(3,525)	(44,734)	42,537
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	—	(2,810)	(12,667)	19,550
Other commitments	—	(1,057)	—	(17,197)
Stock options	134	—	117	—
Foreign exchange forwards	326	—	(5,031)	—
	460	(3,867)	(17,581)	2,353

Total Gain	$65,832	$13,781	$109,429	$118,829
(A)Represents unrealized gain (loss).
(B)Excludes $105.6 million loss and $95.9 million loss for the three months ended September 30, 2025 and 2024, respectively, and $67.9 million loss and $101.3 million loss for the nine months ended September 30, 2025 and 2024, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

18. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes, bonds payable and notes payable and other liabilities of consolidated entities:

	September 30, 2025									December 31, 2024
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans and REO(D)	$5,542,562	$5,542,562	Oct-25 to Mar-28	5.7%	0.6	$6,136,848	$6,263,642	$6,255,340	21.6	$4,235,333
Warehouse credit facilities - RTLs(E)	1,831,767	1,831,762	Dec-25 to Mar-28	6.6%	1.2	2,147,448	2,148,536	2,148,536	1.2	1,547,307
Government and government-backed securities(F)	7,794,765	7,794,765	Oct-25 to Jul-26	4.4%	0.5	8,024,993	7,844,409	8,145,095	7.8	9,782,976
Non-Agency securities(D)	896,129	896,129	Oct-25 to Oct-28	5.9%	0.4	15,353,048	1,225,723	1,304,980	4.9	744,457
Excess MSRs(E)	217,000	216,549	Sep-26	6.7%	1.2	49,260,027	274,105	314,916	5.9	222,452
CLOs(E)	256,437	254,871	Jan-30 to Jul-39	3.8%	7.4	259,170	N/A	258,847	7.4	170,990
SFR properties and commercial(E)	2,047	2,047	Dec-26	6.8%	1.2	N/A	9,722	9,722	N/A	78,952
Total secured financing agreements	16,540,707	16,538,685		5.2%	0.7					16,782,467
Secured Notes and Bonds Payable:
MSRs(G)	5,550,691	5,534,804	Oct-25 to Nov-31	6.6%	2.3	571,546,048	8,182,037	10,135,402	6.4	5,838,250
Servicer advance investments(H)	231,018	231,018	Mar-26	6.2%	0.4	264,921	290,757	302,278	8.0	258,183
Servicer advances(H)	2,215,096	2,214,913	Feb-26 to Jun-29	6.6%	1.0	2,706,174	2,684,416	2,684,416	0.7	2,629,802
Consumer loans(I)	521,705	502,782	Oct-26 to Sep-37	4.4%	2.5	730,184	384,965	598,147	4.6	564,791
SFR properties(J)	818,273	800,775	Feb-27 to Mar-28	4.3%	1.8	N/A	988,394	988,394	N/A	716,649
RTLs(K)	200,000	200,000	Jul-26	5.8%	0.8	201,132	201,132	202,006	0.4	200,000
Secured facility - asset management(M)	25,000	24,834	Nov-25	8.8%	0.3	N/A	N/A	N/A	N/A	71,971
Other investments(E)	30,000	30,000	Feb-30	6.3%	4.4	N/A	N/A	N/A	N/A	—
CLOs(E)	6,180	6,154	Jul-30	6.3%	5.0	8,466	N/A	7,553	5.0	18,429
Total secured notes and bonds payable	9,597,963	9,545,280		6.3%	1.9					10,298,075
Notes Payable and Secured Financing of Consolidated Entities
Consolidated funds(L)	1,216,181	1,214,220	May-28 to Jan-38	6.0%	10.2	1,309,886	N/A	1,347,042	4.0	959,958
Residential mortgage loans	2,716,465	2,608,079	Mar-41 to Jun-53	6.6%	25.7	3,156,142	N/A	3,051,688	25.7	2,369,934
RTLs	861,949	866,526	Mar-39 to Sep-39	6.2%	13.7	934,450	N/A	958,789	0.8	859,023
Total notes payable and secured financing of consolidated entities	4,794,595	4,688,825		6.4%	19.6					4,188,915
Total / Weighted Average	$30,933,265	$30,772,790		5.7%	4.0					$31,269,457
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $135.9 million and $239.4 million as of September 30, 2025 and December 31, 2024, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(G)Includes $3.9 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.0%; and $1.6 billion of MSR notes with fixed interest rates ranging 3.1% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(H)Includes $1.4 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.6% to 2.8%; and $1.0 billion of debt with fixed interest rates ranging from 3.9% to 5.7%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(I)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $115.7 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7%, (ii) $171.8 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4% and (iii) $181.2 million of debt collateralized by the Upgrade loans with an interest rate of SOFR plus a margin of 1.6%.
(J)Includes $818.3 million of fixed rate notes which bear interest ranging from 3.5% to 6.2%.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General

Certain of the debt obligations included above are obligations of Rithm Capital’s consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of Rithm Capital Corp. The obligations and liabilities of VIEs may only be satisfied with the assets of the respective consolidated VIEs, and creditors of the VIE do not have recourse to Rithm Capital Corp.

As of September 30, 2025, Rithm Capital has margin exposure on $16.5 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of secured debt obligations:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans and REO	Consumer Loans	SFR Properties and Commercial	RTLs	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2024	$3,110,437	$5,838,250	$10,527,433	$6,605,267	$564,791	$795,601	$2,606,330	$1,221,348	$31,269,457
Secured Financing Agreements:
Borrowings	—	—	41,778,417	54,963,477	—	—	2,878,614	88,375	99,708,883
Repayments	(6,241)	—	(43,614,956)	(53,656,248)	—	(76,905)	(2,594,159)	(29,512)	(99,978,021)
Foreign exchange ("FX") remeasurement	—	—	—	—	—	—	—	25,335	25,335
Capitalized deferred financing costs, net of amortization	338	—	—	—	—	—	—	(317)	21
Secured Notes and Bonds Payable:
Borrowings	2,064,447	2,000,504	30,000	—	191,739	79,119	—	10,988	4,376,797
Repayments	(2,506,943)	(2,295,651)	—	—	(255,067)	(1,463)	—	(71,897)	(5,131,021)
FX remeasurement	—	—	—	—	—	—	—	224	224
Unrealized loss on notes, fair value	—	—	—	—	494	—	—	—	494
Capitalized deferred financing costs, net of amortization	442	(8,299)	—	—	825	6,470	—	1,272	710
Notes Payable and Secured Financing of Consolidated Entities:
Borrowings	—	—	—	447,111	—	—	—	255,931	703,042
Repayments	—	—	—	(271,654)	—	—	—	—	(271,654)
Unrealized (gain) loss on notes, fair value	—	—	—	62,688	—	—	5,805	(1,668)	66,825
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	1,698	—	1,698
Balance at September 30, 2025	$2,662,480	$5,534,804	$8,720,894	$8,150,641	$502,782	$802,822	$2,898,288	$1,500,079	$30,772,790
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of September 30, 2025 are as follows:

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2025	$25,000	$6,752,070	$6,777,070
2026	3,307,354	10,662,617	13,969,971
2027	648,994	386,669	1,035,663
2028	744,860	431,367	1,176,227
2029	70,001	2,448,596	2,518,597
2030 and thereafter	6,200,737	530,000	6,730,737
	$10,996,946	$21,211,319	$32,208,265
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $1.7 billion, $5.4 billion, $0.0 billion, and $3.8 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated CFEs of $15.0 billion, $5.1 billion, $1.3 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2025:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, RTLs and SFR	$6,818,073	$3,339,393	$3,478,680
Loan originations	6,077,000	4,036,982	2,040,018
CLOs	479,509	256,438	223,071
Excess MSRs	350,000	217,000	133,000

Secured Notes and Bonds Payable:
MSRs	6,915,743	5,550,691	1,365,052
Servicer advances	4,140,000	2,446,114	1,693,886
SFR	200,000	169,279	30,721

Liabilities of Consolidated CFEs:
Consolidated funds	52,500	—	52,500
	$25,032,825	$16,015,897	$9,016,928
(A)Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of September 30, 2025.

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

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, for the three and nine months ended September 30, 2025, the Company recognized interest expense of $10.1 million and $11.2 million, respectively. As of September 30, 2025, the unamortized debt issuance cost was approximately $5.2 million.

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

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2025, the Company was in compliance with all covenants.

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

2029 Senior Unsecured Notes

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of senior unsecured notes due on April 1, 2029 (the “2029 Senior Notes”) in a private offering at an issue price of 98.981% for net proceeds of approximately $759.0 million, net of commissions and initial offering expenses. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024.

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

The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, for the three months ended September 30, 2025 and 2024, the Company recognized interest expense of $15.6 million and $16.3 million, and $46.4 million and $34.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the unamortized discount and debt issuance cost was approximately $12.6 million and $14.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2025, the Company was in compliance with all covenants.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2025 Senior Notes, for the three months ended September 30, 2024, the Company recognized interest expense of $4.3 million, and for the nine months ended September 30, 2025 and 2024, $8.6 million and $16.6 million, respectively. As of December 31, 2024, unamortized debt issuance costs were approximately $1.4 million. There were no unamortized debt issuance costs related to the 2025 Senior Notes as of September 30, 2025.

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

The estimated undiscounted future payment under the TRA was $237.9 million as of September 30, 2025. The carrying value of the TRA liability measured at amortized cost was $160.4 million and $170.4 million as of September 30, 2025 and December 31, 2024, respectively, with interest expense recognized under the effective interest method. The TRA liability is presented within unsecured notes, net of issuance costs on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below presents the Company’s estimate as of September 30, 2025, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
October 1 through December 31, 2025	$—
2026	17,513
2027	18,063
2028	16,697
2029	16,739
2030 and thereafter	168,928
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

Investments in funds that are measured at fair value using net asset value (“NAV”) per share as a practical expedient are not categorized within the fair value hierarchy.

Rithm Capital follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of September 30, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$49,260,027	$334,668	$—	$—	$334,668	$—	$334,668
MSRs and MSR financing receivables(A)	596,093,013	10,389,766	—	—	10,389,766	—	10,389,766
Servicer advance investments	264,921	302,278	—	—	302,278	—	302,278
Government and government-backed securities(B)	8,585,928	8,562,825	24,788	8,538,035	—	—	8,562,823
Non-Agency securities	8,618,043	721,445	—	—	721,445	—	721,445
Residential mortgage loans, HFS	65,743	58,791	—	—	58,791	—	58,791
Residential mortgage loans, HFS, at fair value	5,763,203	5,888,611	—	5,863,074	25,537	—	5,888,611
Residential mortgage loans, HFI, at fair value	360,448	334,589	—	—	334,589	—	334,589
Residential mortgage loans subject to repurchase	2,700,353	2,700,353	—	2,700,353	—	—	2,700,353
Consumer loans	730,184	598,147	—	—	598,147	—	598,147
Derivative and hedging assets	22,646,931	53,684	—	17,111	36,573	—	53,684
Residential transition loans	2,572,891	2,575,354	—	—	2,575,354	—	2,575,354
Notes receivable	539,910	449,507	—	—	449,507	—	449,507
Loans receivable	8,038	8,038	—	—	8,038	—	8,038
Equity investment, at fair value	192,500	194,313	—	—	194,313	—	194,313
CLOs	365,153	363,274	—	351,838	11,436	—	363,274
Investments of consolidated entities - funds(C)	1,412,589	1,427,623	—	782,310	297,163	348,150	1,427,623
Investments of consolidated entities - loan securitizations(C)	4,090,592	4,010,477	—	3,051,688	958,789	—	4,010,477
Other assets	N/A	212,731	123,218	—	89,513	—	212,731
		$39,186,474	$148,006	$21,304,409	$17,385,907	$348,150	$39,186,472
Liabilities:
Secured financing agreements	$16,540,707	$16,538,685	$—	$16,283,814	$258,570	$—	$16,542,384
Secured notes and bonds payable(D)	9,597,963	9,545,280	—	—	9,560,799	—	9,560,799
Unsecured notes, net of issuance costs	1,512,940	1,417,676	—	—	1,449,399	—	1,449,399
Residential mortgage loan repurchase liability	2,700,353	2,700,353	—	2,700,353	—	—	2,700,353
Derivative liabilities	16,202,262	101,789	14	54,254	47,521	—	101,789
MSR financing liability(A)	8,361,854	69,034	—	—	69,034	—	69,034
Notes receivable financing liability	371,446	375,685	—	—	380,439	—	380,439
RTL financing liability	87,717	87,717	—	—	87,717	—	87,717
Notes payable and secured financing of consolidated entities - funds(C)	1,216,181	1,214,220	—	987,573	226,647	—	1,214,220
Notes payable of consolidated entities - loan securitizations(C)	3,578,414	3,474,605	—	2,608,079	866,526	—	3,474,605
		$35,525,044	$14	$22,634,073	$12,946,652	$—	$35,580,739
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
(C)Includes assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $153.0 million of SCFT 2020-A (as defined in Note 20) MBS as of September 30, 2025, for which the FVO for financial instruments was elected.
(E)The table excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$53,494,378	$369,162	$—	$—	$369,162	$—	$369,162
MSRs and MSR financing receivables(A)	590,214,351	10,321,671	—	—	10,321,671	—	10,321,671
Servicer advance investments	298,945	339,646	—	—	339,646	—	339,646
Government and government-backed securities(B)	9,947,189	9,736,116	3,285,478	6,450,643	—	—	9,736,121
Non-agency securities	8,962,730	552,797	—	—	552,797	—	552,797
Residential mortgage loans, HFS	75,872	66,670	—	—	66,670	—	66,670
Residential mortgage loans, HFS, at fair value	4,274,620	4,307,571	—	4,280,405	27,166	—	4,307,571
Residential mortgage loans, HFI, at fair value	396,061	361,890	—	—	361,890	—	361,890
Residential mortgage loans subject to repurchase	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Consumer loans	767,623	665,565	—	—	665,565	—	665,565
Derivative and hedging assets	18,597,732	75,147	—	53,651	21,496	—	75,147
Residential transition loans	2,172,713	2,178,075	—	—	2,178,075	—	2,178,075
Notes receivable	487,276	393,786	—	—	393,786	—	393,786
Loans receivable	31,580	31,580	—	—	31,580	—	31,580
Equity investment, at fair value	192,500	194,410	—	—	194,410	—	194,410
CLOs	243,355	242,227	—	217,049	25,178	—	242,227
Investments of consolidated entities - funds(C)	1,108,903	1,118,359	—	—	785,253	333,106	1,118,359
Investments of consolidated entities - loan securitizations(C)	3,900,428	3,753,219	—	2,791,027	962,192	—	3,753,219
Other assets	N/A	113,224	17,831	—	95,393	—	113,224
		$37,566,871	$3,303,309	$16,538,531	$17,391,930	$333,106	$37,566,876
Liabilities:
Secured financing agreements	$16,784,505	$16,782,467	$—	$16,611,477	$175,559	$—	$16,787,036
Secured notes and bonds payable(D)	10,353,561	10,298,075	—	—	10,318,385	—	10,318,385
Unsecured notes, net of issuance costs	1,302,492	1,204,220	—	—	1,229,408	—	1,229,408
Residential mortgage loan repurchase liability	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Derivative liabilities	11,255,492	52,610	1,259	15,628	35,723	—	52,610
MSR financing liability(A)	15,271,757	101,088	—	—	101,088	—	101,088
Notes receivable financing liability	371,446	371,788	—	—	377,227	—	377,227
Notes payable of consolidated entities - funds(C)	1,182,640	959,958	—	—	959,958	—	959,958
Notes payable of consolidated entities - loan securitizations(C)	3,402,823	3,228,957	—	2,369,934	859,023	—	3,228,957
		$35,744,919	$1,259	$21,742,795	$14,056,371	$—	$35,800,425
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury Bills classified as Level 1 and held at amortized cost basis of $24.8 million (see Note 6).
(C)Includes assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $185.5 million of SCFT 2020-A (as defined in Note 20) MBS as of December 31, 2024, for which the FVO for financial instruments was elected.
(E)The table excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$739,143	$87,853	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(59,136)	—	—	—	—	(59,136)
Transfers to Level 3(J)	—	—	—	—	83	—	—	—	—	83
Gain (Loss) Included in Net Income:
Credit losses on securities(F)	—	—	—	707	—	—	—	—	—	707
Servicing Revenue, Net(G):
Included in servicing revenue	—	(401,342)	—	—	—	—	—	—	—	(401,342)
Fair Value Adjustments due to:
Other factors(F)	(1,637)	—	873	(2,852)	—	1,642	32,479	(33,152)	9,511	6,864
Instrument-specific credit risk(F)	—	—	—	—	—	222	(5,875)	—	(11,720)	(17,373)
Other income, net(F)	598	—	—	—	152	274	—	8,612	—	9,636
Gains included in OCI(H)	—	—	—	5,716	—	—	—	—	—	5,716
Interest income (expense)	7,851	—	5,001	9,855	—	—	(3,543)	49	—	19,213
Purchases, Sales and Repayments:
Purchases, net(I)	—	—	169,957	—	10,897	292	220,962	4,361	3,434	409,903
Sales and settlement fundings	(1,060)	81	—	—	(28,324)	—	5,151	—	—	(24,152)
Proceeds from repayments	(16,761)	—	(186,539)	(31,124)	—	(12,555)	(116,258)	(10,037)	(915,406)	(1,288,680)
Originations and other	—	430,964	—	—	—	(1,152)	—	—	1,280,173	1,709,985
Balance at September 30, 2025	$334,668	$10,389,766	$302,278	$721,445	$11,525	$418,917	$598,147	$730,424	$3,831,217	$17,338,387
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(D)Includes residential transition loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(E)For the three months ended September 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(G)See Note 5 for further details on the components of servicing revenue, net.
(H)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(I)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(J)For the three months ended September 30, 2025, transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$552,797	$810,431	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(844,389)	(858)	—	—	—	(845,247)
Transfers to Level 3(J)	—	—	—	—	39,751	2,081	—	—	—	41,832
Gain (Loss) Included in Net Income:
Credit losses on securities(F)	—	—	—	104	—	—	—	—	—	104
Servicing Revenue, Net(G):
Included in servicing revenue	—	(1,134,443)	—	—	—	—	—	—	—	(1,134,443)
Fair Value Adjustments due to:
Other factors(F)	(3,242)	—	(654)	1,124	—	14,482	19,156	9,584	20,577	61,027
Instrument-specific credit risk(F)	—	—	—	—	—	(6,228)	(12,263)	—	(27,538)	(46,029)
Other income, net(F)	598	—	—	—	605	2,034	—	26,428	—	29,665
Gains included in OCI(H)	—	—	—	13,667	—	—	—	—	—	13,667
Interest income	21,150	—	15,601	26,427	—	—	3,157	168	—	66,503
Purchases, Sales and Repayments:
Purchases, net(I)	—	—	520,334	210,826	69,199	830	220,962	48,101	3,434	1,073,686
Sales and settlement fundings	(1,105)	2,605	—	—	(64,072)	(7,216)	16,820	—	—	(52,968)
Proceeds from repayments	(51,895)	—	(572,649)	(83,500)	—	(45,028)	(315,250)	(54,799)	(2,289,290)	(3,412,411)
Originations and other	—	1,199,933	—	—	—	3,094	—	—	2,983,767	4,186,794
Balance at September 30, 2025	$334,668	$10,389,766	$302,278	$721,445	$11,525	$418,917	$598,147	$730,424	$3,831,217	$17,338,387
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(D)Includes residential transition loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(E)For the nine months ended September 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(G)See Note 5 for further details on the components of servicing revenue, net.
(H)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(I)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(J)For the nine months ended September 30, 2025, transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(D)	Residential Transition Loans(E)	Total
Balance at June 30, 2024	$395,606	$9,693,331	$357,220	$548,046	$261,492	$384,587	$946,367	$491,712	$2,541,369	$15,619,730
Transfers:
Transfers out of Level 3(C)	—	—	—	(7,384)	(219,832)	—	—	—	—	(227,216)
Transfers to Level 3(J)	—	—	—	—	—	193,997	—	—	—	193,997
Gain (Loss) Included in Net Income:
Credit losses on securities(F)	—	—	—	(273)	—	—	—	—	—	(273)
Servicing Revenue, Net(G):
Included in servicing revenue	—	(755,953)	—	—	—	—	—	—	—	(755,953)
Fair Value Adjustments due to:
Other factors(F)	(9,448)	—	(9,923)	7,631	3,342	7,788	(29,248)	(351)	21,925	(8,284)
Instrument-specific credit risk(F)	—	—	—	—	—	12,234	10,896	—	7,438	30,568
Loss on settlement of investments, net(F)	—	—	—	(137)	—	—	—	—	—	(137)
Other income (loss), net(F)	—	—	—	(939)	(4,646)	6,285	—	25,057	—	25,757
Gains included in OCI(H)	—	—	—	10,761	—	—	—	—	—	10,761
Interest income	8,371	—	5,395	6,960	—	—	5,353	176	—	26,255
Purchases, Sales and Repayments:
Purchases, net(I)	—	—	189,609	37,430	25,032	1,714	—	209,932	—	463,717
Sales and settlement fundings	—	344	—	—	—	(111,718)	5,898	—	—	(105,476)
Proceeds from repayments	(18,606)	—	(200,998)	(22,378)	—	(21,687)	(133,689)	(7,197)	(443,974)	(848,529)
Originations and other	—	363,267	—	—	—	3,102	—	—	660,000	1,026,369
Balance at September 30, 2024	$375,923	$9,300,989	$341,303	$579,717	$65,388	$476,302	$805,577	$719,329	$2,786,758	$15,451,286
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the three months ended September 30, 2024, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(D)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(E)Includes residential transition loans of consolidated entities classified as Level 3 in the fair hierarchy.
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(G)See Note 5 for further details on the components of servicing revenue, net.
(H)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(I)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(J)For the three months ended September 30, 2024, transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Non-Agency Securities	CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(D)	Residential Transition Loans(E)	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$577,543	$226,486	$513,381	$1,274,005	$549,446	$2,232,913	$14,427,743
Transfers:
Transfers out of Level 3(C)	—	—	(7,873)	(7,384)	(219,832)	(28,985)	—	(68)	—	(264,142)
Transfers to Level 3(J)	—	—	—	—	—	82,325	—	—	—	82,325
Computershare Acquisition (Note 3)	(1,032)	697,494	—	—	—	—	—	—	—	696,462
Gain (Loss) Included in Net Income:
Credit losses on securities(F)	—	—	—	(1,187)	—	—	—	—	—	(1,187)
Servicing Revenue, Net(G):
Included in servicing revenue	—	(748,702)	—	—	—	—	—	—	—	(748,702)
Fair Value Adjustments due to:
Other factors(F)	11,599	—	(3,535)	7,631	3,342	16,536	(49,003)	(418)	36,920	23,072
Instrument-specific credit risk(F)	—	—	—	—	—	28,127	(20,738)	—	17,995	25,384
Gain (loss) on settlement of investments, net(F)	(656)	—	—	(137)	36	—	—	—	—	(757)
Other income, net(F)	—	—	—	—	—	10,633	—	10,734	—	21,367
Gains (losses) included in OCI(H)	—	—	—	12,641	(5,354)	—	—	—	—	7,287
Interest income	18,893	—	18,649	21,828	—	—	21,331	114	—	80,815
Purchases, Sales and Repayments:
Purchases, net(I)	122,887	—	590,261	51,330	91,649	248,606	—	214,417	—	1,319,150
Sales and settlement fundings	—	2,748	—	—	—	(173,250)	15,996	—	—	(154,506)
Proceeds from repayments	(46,918)	—	(633,080)	(82,548)	(30,939)	(53,773)	(436,014)	(54,835)	(1,479,447)	(2,817,554)
Originations and other	—	943,511	—	—	—	(167,298)	—	(61)	1,978,377	2,754,529
Balance at September 30, 2024	$375,923	$9,300,989	$341,303	$579,717	$65,388	$476,302	$805,577	$719,329	$2,786,758	$15,451,286
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the nine months ended September 30, 2024, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(D)For the purpose of this table, the IRLC asset and liability positions and other commitment derivatives are shown net.
(E)Includes residential transition loans of consolidated entities classified as Level 3 in the fair hierarchy.
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting dates and realized gain (loss) recorded during the period.
(G)See Note 5 for further details on the components of servicing revenue, net.
(H)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(I)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(J)For the nine months ended September 30, 2024, transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at June 30, 2025	$160,433	$224,666	$863,038	$60,940	$381,128	$—	$1,690,205
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	8,094	—	—	8,094
Other income (loss)(B)	2,486	1,981	2,922	—	(689)	—	6,700
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	88,422	88,422
Repayments	(9,900)	—	—	—	—	(705)	(10,605)
Other	—	—	566	—	—	—	566
Balance at September 30, 2025	$153,019	$226,647	$866,526	$69,034	$380,439	$87,717	$1,783,382
(A)See Note 5 for further details on the components of servicing revenue, net.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$101,088	$377,227	$—	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(735,874)	—	—	—	—	(735,874)
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	2,396	—	—	2,396
Other income(C)	494	2,563	5,805	—	3,212	—	12,074
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	88,422	88,422
Repayments	(32,935)	—	—	(34,450)	—	(705)	(68,090)
Other	—	—	1,698	—	—	—	1,698
Balance at September 30, 2025	$153,019	$226,647	$866,526	$69,034	$380,439	$87,717	$1,783,382
(A)For the nine months ended September 30, 2025, transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)See Note 5 for further details on the components of servicing revenue, net.
(C)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	Total
Balance at June 30, 2024	$205,286	$221,801	$451,682	$116,142	$352,683	$1,347,594
Transfers:
Transfers to Level 3	—	—	—	—	20,359	20,359
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(8,618)	—	(8,618)
Other income (loss)(B)	4,263	(4,542)	4,660	—	—	4,381
Purchases, Issuance and Repayments:
Issuance	—	—	407,700	—	—	407,700
Repayments	(12,315)	—	—	—	—	(12,315)
Other	—	—	(1,662)	—	—	(1,662)
Balance at September 30, 2024	$197,234	$217,259	$862,380	$107,524	$373,042	$1,757,439
(A)See Note 5 for further details on the components of servicing revenue, net.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the period was due to factors other than instrument-specific credit risk.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$—	$—	$772,925
Transfers:
Transfers to Level 3	—	—	—	—	373,042	373,042
Computershare Acquisition (Note 3)	—	—	—	125,168	—	125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	(17,644)	—	(17,644)
Other income(B)	6,714	(898)	9,888	—	—	15,704
Purchases, Issuance and Repayments:
Issuance	—	—	858,828	—	—	858,828
Repayments	(45,250)	—	(324,062)	—	—	(369,312)
Other	—	—	(1,272)	—	—	(1,272)
Balance at September 30, 2024	$197,234	$217,259	$862,380	$107,524	$373,042	$1,757,439
(A)See Note 5 for further details on the components of servicing revenue, net.
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

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

September 30, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 13.3% (6.8%)	0.2% – 14.1% (4.7%)	0.0% – 63.5% (39.2%)	7 – 31 (21)	10 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 99.9% (6.7%)	0.0% – 100.0% (1.8%)	7.1% – 18.2% (13.8%)	2 – 169 (29)	0 – 40 (23)
Non-Agency	1.7% – 99.9% (8.0%)	6.0% – 99.0% (22.7%)	0.0% – 2.8% (0.7%)	1 – 173 (44)	0 – 59 (21)
Ginnie Mae	1.7% – 98.8% (9.4%)	72.0% – 99.0% (9.1%)	13.3% – 32.6% (28.2%)	19 – 144 (48)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.7% – 99.9% (7.7%)	0.0% – 100.0% (5.7%)	0.0% – 32.6% (20.0%)	1 – 173 (36)	0 – 59 (24)

December 31, 2024
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 13.3% (6.6%)	0.2% – 14.7% (5.1%)	0.0% – 64.2% (39.6%)	7 – 32 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 99.4% (6.0%)	0.0% – 100.0% (1.9%)	7.6% – 21.9% (14.1%))	2 – 159 (28)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (8.4%)	0.0% – 100.0% (24.8%)	0.0% – 15.8% (1.6%)	1 – 156 (45)	0 – 58 (21)
Ginnie Mae	2.1% – 78.5% (8.0%)	0.0% – 100.0% (10.0%)	8.0% – 26.1% (21.8%)	8 – 154 (46)	0 – 42 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.8% – 100.0% (6.8%)	0.0% – 100.0% (6.2%)	0.0% – 26.1% (20.0%)	1 – 159 (35)	0 – 58 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of September 30, 2025 and December 31, 2024, weighted average costs of subservicing of $7.24 (range of $7.12 – $7.74) and $6.89 (range of $6.87 – $6.96), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $11.54 (range of $9.14 – $14.30) and $9.60 (range of $8.45 – $11.55), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $9.97 and $8.25, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 85 bps and 95 bps as of September 30, 2025 and December 31, 2024, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of September 30, 2025 and December 31, 2024, weighted average discount rates of 8.5% (range of 8.1% – 9.0%) and 8.4% (range of 8.1% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of September 30, 2025 and December 31, 2024, weighted average discount rates of 8.6% (range of 8.4% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

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

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in GSE MSRs, owned as of September 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2025	$6,265,449
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,814,715	$6,528,717	$6,021,949	$5,796,791
Change in Estimated Fair Value:
Amount	$549,266	$263,268	$(243,500)	$(468,658)
Percentage	8.8%	4.2%	(3.9)%	(7.5)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,613,354	$6,432,278	$6,110,456	$5,967,773
Change in Estimated Fair Value:
Amount	$347,905	$166,829	$(154,993)	$(297,676)
Percentage	5.6%	2.7%	(2.5)%	(4.8)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,287,271	$6,276,432	$6,253,715	$6,241,872
Change in Estimated Fair Value:
Amount	$21,822	$10,983	$(11,734)	$(23,577)
Percentage	0.3%	0.2%	(0.2)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,205,953	$6,235,597	$6,294,885	$6,324,529
Change in Estimated Fair Value:
Amount	$(59,496)	$(29,852)	$29,436	$59,080
Percentage	(0.9)%	(0.5)%	0.5%	0.9%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in non-Agency MSRs, including MSR financing receivables, owned as of September 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2025	$784,367
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$867,742	$822,973	$747,979	$714,632
Change in Estimated Fair Value:
Amount	$83,375	$38,606	$(36,388)	$(69,735)
Percentage	10.6%	4.9%	(4.6)%	(8.9)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$830,841	$806,939	$762,960	$742,684
Change in Estimated Fair Value:
Amount	$46,474	$22,572	$(21,407)	$(41,683)
Percentage	5.9%	2.9%	(2.7)%	(5.3)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$790,844	$787,641	$780,998	$777,621
Change in Estimated Fair Value:
Amount	$6,477	$3,274	$(3,369)	$(6,746)
Percentage	0.8%	0.4%	(0.4)%	(0.9)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$783,862	$784,104	$784,589	$784,831
Change in Estimated Fair Value:
Amount	$(505)	$(263)	$222	$464
Percentage	(0.1)%	—%	—%	0.1%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in Ginnie Mae MSRs, owned as of September 30, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2025	$3,339,950
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,602,907	$3,466,413	$3,222,350	$3,112,933
Change in Estimated Fair Value:
Amount	$262,957	$126,463	$(117,600)	$(227,017)
Percentage	7.9%	3.8%	(3.5)%	(6.8)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,513,119	$3,421,818	$3,265,826	$3,198,380
Change in Estimated Fair Value:
Amount	$173,169	$81,868	$(74,124)	$(141,570)
Percentage	5.2%	2.5%	(2.2)%	(4.2)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,392,807	$3,366,268	$3,313,720	$3,287,805
Change in Estimated Fair Value:
Amount	$52,857	$26,318	$(26,230)	$(52,145)
Percentage	1.6%	0.8%	(0.8)%	(1.6)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,262,878	$3,301,383	$3,378,393	$3,416,898
Change in Estimated Fair Value:
Amount	$(77,072)	$(38,567)	$38,443	$76,948
Percentage	(2.3)%	(1.2)%	1.2%	2.3%

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

Significant increases (decreases) in the advance balance-to-UPB ratio, prepayment rate, delinquency rate or discount rate, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in the delinquency rate assumption is accompanied by a directionally similar change in the assumption used for the advance balance-to-UPB ratio.

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2025	2.3%	4.6%	18.3%	19.9 bps	6.5%	20.6
December 31, 2024	2.1%	4.6%	19.6%	19.9 bps	6.5%	21.1
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 3.3 bps and 3.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of as of September 30, 2025 and December 31, 2024, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Real Estate and Other Securities Valuation

Real estate and other securities valuation methodology and results are detailed below. Increased (decreased) prepayment speeds, default rates or loss severity assumptions would decrease (increase) valuations. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions. Treasury securities are valued using market-based prices published by the U.S. Department of the Treasury and are classified as Level 1.

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
September 30, 2025
Government-backed securities(C)	$8,560,928	$8,378,480	$8,538,035	$—	$8,538,035	2
CLOs(D)	365,153	356,564	351,838	11,436	363,274	2 & 3
Non-Agency and other securities(D)	8,618,043	669,059	694,789	26,656	721,445	3
Total	$17,544,124	$9,404,103	$9,584,662	$38,092	$9,622,754
December 31, 2024
Government-backed securities(C)	$6,672,189	$6,510,235	$6,450,643	$—	$6,450,643	2
CLOs(D)	243,355	234,397	217,049	25,178	242,227	2 & 3
Non-Agency and other securities(D)	8,962,730	515,262	529,146	23,651	552,797	3
Total	$15,878,274	$7,259,894	$7,196,838	$48,829	$7,245,667
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

For 81.9% and 82.1% of non-Agency securities as of September 30, 2025 and December 31, 2024, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
September 30, 2025	$591,136	4.5% – 20.6% (6.5%)	0.0% – 25.0% (6.3%)	0.0% – 1.9% (0.3%)	0.0% – 55.0% (11.0%)
December 31, 2024	$453,978	4.7% – 20.0% (6.9%)	0.0% – 20.0% (6.3%)	0.0% – 1.9% (0.5%)	0.0% – 50.0% (17.0%)
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

Significant increases (decreases) in prepayment rates, delinquency rates or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of September 30, 2025:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,487	6.6% – 8.3% (7.1%)	4.4% – 7.6% (7.0%)	0.9% – 3.6% (2.1%)	28.6% – 48.5% (35.0%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$8,050	9.6% – 12.2% (11.3%)	0.7% – 4.3% (3.1%)	3.6% – 5.7% (5.0%)	280.0% – 316.4% (292.3%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
September 30, 2025	$334,589	6.6% – 9.6% (7.7%)	5.6% – 7.6% (7.4%)	0.9% – 3.6% (1.7%)	26.0% – 48.5% (39.0%)
December 31, 2024	$361,890	7.9% – 9.3% (8.4%)	5.4% – 8.2% (8.0%)	1.3% – 4.9% (3.3%)	12.4% – 33.7% (26.4%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of September 30, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$178,365	9.2% – 10.2% (9.4%)	12.3% – 39.1% (13.7%)	3.0% – 36.6% (5.4%)	80.4% - 100.0% (93.2%)
Marcus	213,007	7.5% - 17.5% (11.7%)	0.0% - 22.0% (12.7%)	3.0% - 62.0% (27.5%)	87.5%
Upgrade	206,775	6.7% - 22.9% (7.7%)	2.6% - 34.3% (17.2%)	0.9% - 7.7% (3.3%)	90.0%
Consumer Loans HFI, at Fair Value	$598,147
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Transition Loans and RTL Financing Liability Valuation

Rithm Capital classifies certain RTLs and related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing RTLs, with UPB of $100.4 million and fair value of $91.7 million as of September 30, 2025 and UPB of $55.2 million and fair value of $49.3 million as of December 31, 2024, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and related financing liability, at fair value classified as Level 3 as of September 30, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,483,692	8.2% – 8.7% (8.2%)	0.0% – 50.0% (46.3%)	0.0% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities	297,074	8.3%	50.0%	0.5%	25.0%
RTL financing liability(A)	45,903	8.2%	50.0%	0.5%	25.0%
(A)Excludes $41.8 million of financing liability related to a strategic partnership for which the Company elected fair value option. As of September 30, 2025, the amortized cost approximated fair value.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3 as of December 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,128,801	8.3% – 9.9% (8.3%)	0.0% – 50.0% (45.8%)	0.5% – 1.8% (0.5%)	25.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
September 30, 2025	$20,564	2.1% – 100.0% (81.7%)	3.4 – 408.6 (271.2)
December 31, 2024	$11,294	0.0% – 100.0% (86.1%)	1.0 – 426.7 (281.8)

Asset-Backed Securities Issued

As of September 30, 2025 and December 31, 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 20) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
September 30, 2025	$153,019	5.0%	13.8%	5.4%	93.2%
December 31, 2024	$185,460	5.4%	14.5%	5.1%	92.3%

Notes Receivable, Notes Receivable Financing Liability and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by commercial real estate assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes receivable, notes receivable financing liability and loans receivable. Due to the fact that the fair value of Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

Future cash flows are generally estimated using contractual economic terms as well as significant unobservable inputs, such as the underlying collateral performance. Other significant unobservable inputs include discount rates which estimate the market participants’ required rates of return.

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable:

	Fair Value	Discount Rate
September 30, 2025
Notes receivable	$449,507	7.8% - 13.6% (8.7%)
Notes receivable financing liability	380,439	5.0%
Loans receivable	8,038	17.5%

December 31, 2024
Notes receivable	$393,786	9.0% - 12.5% (9.2%)
Notes receivable financing liability	377,227	5.7%
Loans receivable	31,580	18.5%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the fair value option election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of September 30, 2025 and December 31, 2024, the fair value of the investment was $194.3 million and $194.4 million, respectively. As the discount rates of 11.1% and 11.8% used to estimate the fair value of the investment as of September 30, 2025 and December 31, 2024, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	September 30, 2025			December 31, 2024
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$198,226	Monthly – Annually	30 days – 90 days	$172,409	Monthly - Annually	30 days - 90 days
Closed-ended	149,924	None(B)	N/A	160,697	None(B)	N/A
Total	$348,150			$333,106
(A)The structured alternative investment solution invests in both open-ended and closed-ended funds. The investments in each fund may represent investments in a particular tranche of such fund subject to different withdrawal rights.
(B)100% of these investments cannot be redeemed, as distributions will be received as the underlying assets are liquidated, which is expected to be approximately 7 to 9 years from inception.

As of September 30, 2025 and December 31, 2024, the structured alternative investment solution had unfunded commitments of $38.5 million and $23.8 million, respectively, related to the closed-ended funds presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

As of September 30, 2025 and December 31, 2024, notes payable of the structured alternative investment solution with a fair value of $226.6 million and $224.1 million, respectively, were valued using independent pricing services and are classified as Level 3. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The notes payable of consolidated CLOs had a fair value of $731.6 million and $735.9 million as of September 30, 2025 and December 31, 2024, respectively, and were valued using independent pricing services. As of September 30, 2025, the Company measured the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs under the CFE election, as the Company believes the fair value of the financial assets were more observable and the fair value of notes payable of consolidated CLOs were transferred out of Level 3 to Level 2 primarily due to increased price transparency. As of December 31, 2024, the Company measured the financial assets of its consolidated CLOs based on the fair value of the financial liabilities of its consolidated CLOs, as the Company believed the fair value of the financial liabilities were more observable and were classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 20 for further details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consolidated CFE - Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans and RTLs which are held as part of consolidated CFEs. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trust and has determined that the consolidated securitization trust meets the definition of a CFE. See Note 20 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans and RTLs, which are assets of the consolidated CFEs, are included in investments, at fair value and other assets, on the Company’s consolidated balance sheets. The notes issued by the consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2.

Residential Mortgage Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value
September 30, 2025	$3,051,688	$2,608,079
December 31, 2024	$2,791,027	$2,369,934

Rithm Capital classifies securitized RTLs as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
September 30, 2025	$958,789	$866,526	1.5% – 11.4% (2.2%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
December 31, 2024	$962,192	$859,023	1.7% – 11.7% (2.2%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
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

As of September 30, 2025 and December 31, 2024, assets measured at fair value on a nonrecurring basis were $82.0 million and $87.6 million, respectively, of which, approximately $58.8 million and $66.7 million, respectively, related to residential mortgage loans, HFS, and $23.2 million and $20.9 million, respectively, related to REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
September 30, 2025
Performing loans	$46,458	6.6% – 8.3% (6.6%)	4.2 – 6.2 (4.3)	4.4% – 7.6% (7.5%)	0.9% – 3.6% (2.2%)	28.6% – 48.5% (30.5%)
Non-performing loans	12,333	9.6% – 12.2% (10.5%)	3.6 – 4.8 (4.4)	4.0% – 5.6% (5.0%)	3.6% – 5.7% (4.3%)	26.0% – 73.2% (41.8%)
Total	$58,791
December 31, 2024
Performing loans	$51,011	6.3% – 8.6% (7.7%)	2.8 – 6.0 (4.4)	6.0% – 8.2% (8.0%)	1.8% – 22.9% (3.6%)	18.7% – 33.7% (20.7%)
Non-performing loans	15,659	8.5% – 9.4% (9.1%)	5.2 – 6.2 (5.8)	1.7% – 5.4% (3.5%)	1.3% – 9.3% (5.2%)	12.4% – 39.9% (23.1%)
Total	$66,670
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10.0% – 25.0% (weighted average of 22.2%), depending on the information available to the broker.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.3 million and a reversal of valuation allowance of $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and a reversal of valuation allowance of $1.1 million and a reversal of valuation allowance of $5.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The total change in the recorded value of REO for which a fair value adjustment has been included in the consolidated statements of operations consists of a valuation allowance of $0.3 million and a reversal of valuation allowance of $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and a reversal of valuation allowance of $0.5 million and a valuation allowance of $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

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

VIEs are defined as entities in which (i) equity at risk investors do not have the characteristics of a controlling financial interest, (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. Where an entity does not have the characteristics of a VIE, it is a VOE. A VIE is required to be consolidated by the primary beneficiary, which is defined as the party that has the power to direct the activities of a VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

For certain consolidated VIEs that meet the definition of a CFE, which is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, Rithm Capital has elected to account for the assets and liabilities of these entities under the CFE measurement alternative. The CFE measurement alternative allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the entity. The assets of the consolidated CFEs can only be used to settle obligations and liabilities of these consolidated CFEs and are not available for general use by the Company. The liabilities of these consolidated CFEs are liabilities only of these entities and creditors have no recourse to Rithm Capital Corp. for the consolidated CFEs’ liabilities.

Consolidated VIEs

The assets of consolidated VIEs may only be used to settle obligations of these entities. There is no recourse to Rithm Capital Corp. for the consolidated VIEs’ liabilities.

Advance Purchaser

Rithm Capital, through a taxable wholly-owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of September 30, 2025. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment. See Note 14 for details.

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

SPAC

As noted in Note 1, in the first quarter of 2025, the SPAC sponsored by the Company completed its IPO raising gross proceeds of $230.0 million (including the full exercise of the underwriter’s overallotment option) related to 23,000,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant, totaling 23,000,000 Class A ordinary shares and 7,666,667 of one redeemable warrant classified as equity. The Company consolidates the SPAC, which is classified as a VIE. Additionally, the Company, through its consolidated subsidiary Rithm Acquisition Corp Sponsor LLC (the “Sponsor”), owns the majority of the SPAC’s outstanding Class B ordinary shares and has power to direct the activities of the VIE that most significantly impact its economic performance making it the primary beneficiary of the VIE.

Consolidated Entities

Loan Securitizations - RTLs

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by RTLs and for which a wholly-owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitization trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of September 30, 2025, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, RTLs (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $934.4 million and an aggregate principal limit of approximately $1.2 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds such securities for risk retention purposes. The Company is not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $16.8 million of notes held at fair value as of September 30, 2025.

As of September 30, 2025, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.6 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 19 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of September 30, 2025, the consolidated notes payable due to third parties had a fair value of $226.6 million.

Sculptor’s structured alternative investment solution entered into a $52.5 million credit facility maturing March 18, 2026. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of September 30, 2025, the consolidated funds have not drawn on the facility.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which in 2024, issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of September 30, 2025, the consolidated notes payable due to third parties had a fair value of $731.6 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

During the third quarter of 2025, the Company entered into a strategic investment partnership with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary Genesis. The partnership is managed by the Company’s affiliate and is classified as a VIE. The Company is the primary beneficiary of the VIE as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. Under certain circumstances, the Company’s interest in the strategic partnership could be subordinated up to a certain amount if the third party’s interest is not fully redeemed including achievement of a specified minimum return upon its redemption. The assets and liabilities of this partnership are presented within assets and liabilities of consolidated entities on the consolidated balance sheets.

See Note 18 and Note 19 regarding the financing and fair value measurements of consolidated funds, respectively.

The table below presents the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Asset Management and Other	SPAC	Consolidated Entities(A)			Total
September 30, 2025							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$302,278	$—	$—	$—	$—	$—	$—	$—	$—	$302,278
Residential mortgage loans, HFS, at fair value	—	—	448,651	—	—	—	—	—	—	448,651
Consumer loans	—	—	—	178,365	—	—	—	—	—	178,365
Assets of consolidated entities - investments	—	—	—	—	—	—	958,789	3,051,688	1,427,623	5,438,100
Cash and cash equivalents	11,227	22,424	—	256	1,053	551	—	—	—	35,511
Restricted cash	5,882	—	6,106	10,528	—	235,989	9,753	19,367	55,182	342,807
Other assets	4	383	—	480	273,810	330	17,273	—	50,059	342,339
Total Assets	$319,391	$22,807	$454,757	$189,629	$274,863	$236,870	$985,815	$3,071,055	$1,532,864	$7,088,051
Liabilities:
Secured financing agreements	$—	$—	$362,782	$—	$—	$—	$—	$—	$—	$362,782
Secured notes and bonds payable	231,018	—	—	153,019	—	—	—	—	—	384,037
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	866,526	2,608,079	1,214,220	4,688,825
Accrued expenses and other liabilities	2,250	2,874	—	1,384	2,921	8,101	954	19,700	104,045	142,229
Total Liabilities	$233,268	$2,874	$362,782	$154,403	$2,921	$8,101	$867,480	$2,627,779	$1,318,265	$5,577,873
December 31, 2024
Assets:
Servicer advance investments, at fair value	$339,646	$—	$—	$—	$—	$—	$—	$—	$—	$339,646
Residential mortgage loans, HFS, at fair value	—	—	496,420	—	—	—	—	—	—	496,420
Consumer loans	—	—	—	219,308	—	—	—	—	—	219,308
Assets of consolidated entities - investments	—	—	—	—	—	—	962,192	2,791,027	1,118,359	4,871,578
Cash and cash equivalents	5,163	21,023	—	1,118	11,796	—	—	—	—	39,100
Restricted cash	6,727	—	6,087	11,492	—	—	7,172	17,293	126,158	174,929
Other assets	4	452	—	4,618	89,654	—	26,348	—	59,277	180,353
Total Assets	$351,540	$21,475	$502,507	$236,536	$101,450	$—	$995,712	$2,808,320	$1,303,794	$6,321,334
Liabilities:
Secured financing agreements	$—	$—	$384,948	$—	$—	$—	$—	$—	$—	$384,948
Secured notes and bonds payable	258,183	—	—	185,460	—	—	—	—	—	443,643
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	859,023	2,369,934	959,958	4,188,915
Accrued expenses and other liabilities	1,975	1,854	—	226	1,589	—	1,099	17,626	140,604	164,973
Total Liabilities	$260,158	$1,854	$384,948	$185,686	$1,589	$—	$860,122	$2,387,560	$1,100,562	$5,182,479

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(A)Reflect assets of consolidated entities - investments, at fair value and other assets and liabilities of consolidated entities - notes payable, at fair value and other liabilities on the consolidated balance sheets.

Non-Consolidated VIEs

The Company transfers residential mortgage loans to securitization trusts, classified as VIEs, and retains the right to service the transferred loans. The Company also retains interest in such VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs, as it is not considered the primary beneficiary. The following table summarizes the carrying value of notes issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. The retained notes are presented as non-Agency securities, at fair value within other assets on the consolidated balance sheets:

	September 30, 2025	December 31, 2024
Residential mortgage loan UPB and other collateral	$8,678,960	$8,152,970
Weighted average delinquency(A)	4.4%	5.2%
Net credit losses	$173,880	$161,646
Face amount of debt held by third parties	$8,046,810	$7,532,832

Carrying value of notes retained by Rithm Capital(B)(C)	$547,828	$532,845
Cash flows received by Rithm Capital on these notes	$75,871	$94,589
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

	September 30, 2025	December 31, 2024
Maximum Risk of Loss as a Result of the Company’s Involvement with Unconsolidated VIEs:
Unearned income and fees	$9,137	$17,268
Income and fees receivable	50,276	35,723
Investments	653,475	577,849
Unfunded commitments(A)	242,030	174,530
Other commitments	25,521	25,521
Maximum Exposure to Loss	$980,439	$830,891
(A)Includes commitments from certain current and former employees and managing directors in the amounts of $135.3 million and $133.9 million as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the carrying value of the Company’s other unconsolidated commercial real estate entities which reflects the Company’s maximum exposure to loss. See Note 26 regarding certain guarantees provided in connection with the investments. These investments are presented as part of equity investments within other assets on the consolidated balance sheets:

	September 30, 2025	December 31, 2024
Carrying value of Rithm Capital’s investments in unconsolidated commercial real estate VIEs	$123,873	$57,846

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

	September 30, 2025	December 31, 2024
Membership interest in unconsolidated VIEs	$194,313	$194,410

21. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenues consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Property and maintenance	$28,946	$30,281	$82,122	$92,617
Rental	19,920	19,348	58,814	57,216
Other	6,762	7,583	19,531	22,227
Total Other Revenues	$55,628	$57,212	$160,467	$172,060

General and Administrative expenses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Legal and professional	$28,642	$17,521	$77,674	$65,951
Loan origination	15,744	19,726	47,582	52,659
Occupancy	15,632	15,968	46,434	47,165
Subservicing	11,893	16,905	40,991	54,023
Loan servicing	38,154	2,948	120,409	12,041
Property and maintenance	29,768	31,717	86,325	93,936
Depreciation and amortization	23,130	34,815	71,492	99,624
Information technology	29,527	36,795	92,074	100,127
Other	44,602	38,934	131,232	109,329
Total General and Administrative Expenses	$237,092	$215,329	$714,213	$634,855
Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Real estate and other securities	$6,627	$5,816	$19,613	$6,884
Residential mortgage loans and REO	5,993	12,569	16,818	38,718
Derivative and hedging instruments	460	(3,867)	(17,581)	2,353
Notes and bonds payable	(3,146)	(5,203)	(2,433)	(7,834)
Consolidated entities(A)	20,615	39,284	63,671	89,081
Other(B)	22,844	(15,570)	(5,097)	(16,545)
Realized and unrealized gains, net	53,393	33,029	74,991	112,657
Other income, net	16,809	3,851	44,360	46,028
Total Other Income, Net	$70,202	$36,880	$119,351	$158,685
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, RTLs and other.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

22. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$65,146	$57,487	$190,309	$174,477
Incentive income	19,725	23,552	77,242	86,946
Total Asset Management Revenues	$84,871	$81,039	$267,551	$261,423

The following table presents the composition of the Company’s income and fees receivable:

	September 30, 2025	December 31, 2024
Management fees receivable	$57,573	$25,337
Incentive income receivable	9,799	183,335
Total Income and Fees Receivable	$67,372	$208,672

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

The following table presents the Company’s unearned income and fees:

	September 30, 2025	December 31, 2024
Unearned management fees	$—	$12
Unearned incentive income	9,630	17,268
Total Unearned Income and Fees	$9,630	$17,280

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

23. NONCONTROLLING INTERESTS

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital, and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to noncontrolling interests in consolidated entities that hold servicer advance investments (Note 14), the Newrez Joint Ventures, consumer loans (Note 8), Excess MSRs, asset management investments and other investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2025			December 31, 2024
	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$86,123	10.7%	$9,209	$91,384	10.7%	$9,770
Newrez Joint Ventures	19,933	49.5%	9,867	19,621	49.5%	9,687
Excess MSRs	124,174	20.0%	24,834	136,645	20.0%	27,329
Other investments	103,973	23.5%	24,469	50,778	10.0%	4,608
Asset management	970,156	n/m(B)	45,789	844,669	n/m(B)	39,942

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the net income (loss) of consolidated subsidiaries is computed as follows:

	Three Months Ended September 30,
	2025			2024
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$2,380	10.7%	$254	$(9,584)	10.7%	$(1,026)
Newrez Joint Ventures	1,851	49.5%	916	1,712	49.5%	847
Consumer Loan Companies(A)	(883)	—%	—	2,991	—%	—
Excess MSRs	2,500	20.0%	500	(547)	20.0%	(109)
Other investments	2,580	23.5%	700	120	N/A	12
Asset management	6,025	n/m(B)	961	(2,538)	n/m(B)	2,115

	Nine Months Ended September 30,
	2025			2024
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$3,490	10.7%	$372	$(1,212)	10.7%	$(131)
Newrez Joint Ventures	4,547	49.5%	2,251	3,874	49.5%	1,918
Consumer Loan Companies(A)	(1,702)	—%	—	(2,136)	46.5%	(2,384)
Excess MSRs	7,264	20.0%	1,452	22,635	20.0%	4,527
Other investments	6,860	23.5%	1,891	120	N/A	12
Asset management	(58,875)	n/m(B)	1,620	(2,551)	n/m(B)	4,310
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
(B)Percentages in the table above deemed “n/m” are not meaningful. Noncontrolling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of noncontrolling interests.

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

Additionally, in the first quarter of 2025, a certain interest held by a third-party in a consolidated entity is classified within redeemable noncontrolling interests due to a redemption feature.

The following table presents activity in redeemable noncontrolling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2024	$—	$—	$—
Initial carrying value	214,389	59,967	274,356
Distributions	—	(1,040)	(1,040)
Change in redemption value	15,611	—	15,611
Comprehensive income	5,989	1,873	7,862
Balance at September 30, 2025	$235,989	$60,800	$296,789

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

On September 18, 2025, Rithm Capital priced its underwritten public offering of 7,600,000 of its 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share, with a liquidation preference of $25.00 per share for net proceeds of approximately $183.5 million. The offering closed on September 25, 2025. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,140,000 shares of Series E Preferred Stock, which was not exercised.

In February 2025, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2025 through December 31, 2025. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock and redeemed 2,000,000 shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for $50.0 million at a redemption price equal to $25.00 per share plus accumulated and unpaid distributions.

On September 24, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock, par value of $0.01 per share, for gross proceeds of $340.2 million, before deducting estimated offering costs.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement (as amended by that Amendment No. 1 to the Distribution Agreement, dated August 1, 2025) to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “2022 ATM Program”). On September 22, 2025, to replace the 2022 ATM Program, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time, through an “at-the-market” equity offering program (the “2025 ATM Program” and, together with the 2022 ATM Program, the “ATM Program”). During the three and nine months ended September 30, 2025, 23.9 million and 32.9 million shares of common stock, respectively were issued under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	Issuance Discount	September 30, 2025	December 31, 2024	Three Months Ended September 30,		Nine Months Ended September 30,
Series(B)								2025	2024	2025	2024
Series A, issued July 2019(D)(G)(I)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$0.66	$0.71	$1.96	$1.65
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.65	0.70	1.93	1.59
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.60	0.40	1.80	1.20
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	1.31	1.31
Series E, 8.75% issued September 2025(F)	7,600,000	—	190,000	—	3.15%	183,536	—	—	—	—	—
Total	57,564,122	51,964,122	$1,439,104	$1,299,104		$1,390,790	$1,257,254	$2.35	$2.25	$7.00	$5.75
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C, Series D and Series E are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on the Series A and Series B accumulate at a floating rate. For the third quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(H)Effective February 15, 2025, dividends on the Series C accumulate at a floating rate. For the third quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on the redemption date of March 28, 2025.

On September 17, 2025, Rithm Capital’s board of directors declared third quarter 2025 preferred dividends of $0.66 per share of Series A, $0.65 per share of Series B, $0.60 per share of Series C and $0.44 per share of Series D cumulative redeemable preferred stock, or approximately $2.8 million, $7.3 million, $9.6 million and $8.1 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 20, 2024	April 2024	$0.25	$120.9
June 18, 2024	July 2024	0.25	122.4
September 20, 2024	November 2024	0.25	129.9
December 16, 2024	January 2025	0.25	130.2
March 21, 2025	April 2025	0.25	132.5
June 18, 2025	July 2025	0.25	132.6
September 17, 2025	October 2025	0.25	138.5

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

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$228,798	$123,581	$627,514	$649,585
Noncontrolling interests in income of consolidated subsidiaries	3,331	1,839	7,586	8,252
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,929	—	7,862	—
Net Income Attributable to Rithm Capital Corp.	221,538	121,742	612,066	641,333
Change in redemption value of redeemable noncontrolling interests	—	—	15,611	—
Dividends on preferred stock	27,876	24,718	82,371	69,508
Net Income Attributable to Common Stockholders	$193,662	$97,024	$514,084	$571,825

Basic weighted average shares of common stock outstanding	541,835,419	491,362,857	532,102,214	487,155,900
Effect of Dilutive Securities(A)(B):
Stock options	233	1,239,374	162	1,073,199
Restricted stock	—	140,547	57,143	178,701
Time-based RSU awards	3,698,475	1,817,896	3,185,730	1,375,982
Performance-based RSU awards	2,761,322	1,633,437	2,426,870	1,179,634
Time-based Class B Profit Units	821,372	245,439	630,930	126,893
Performance-based Class B Profit Units	2,178,865	361,137	1,454,319	167,817
Diluted Weighted Average Shares of Common Stock Outstanding	551,295,686	496,800,687	539,857,368	491,258,126

Basic Earnings per Share Attributable to Common Stockholders	$0.36	$0.20	$0.97	$1.17
Diluted Earnings per Share Attributable to Common Stockholders	$0.35	$0.20	$0.95	$1.16
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

25. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current:
Federal	$1,245	$(310)	$8,512	$1,440
State and local	353	(412)	721	2,115
Foreign	2,591	2,327	14,576	6,030
Total current income tax expense	4,189	1,605	23,809	9,585
Deferred:
Federal	2,901	(72,709)	(33,769)	42,963
State and local	1,082	(5,818)	(15,657)	14,117
Foreign	(100)	(1,511)	(1,839)	(38)
Total deferred income tax expense (benefit)	3,883	(80,038)	(51,265)	57,042
Total Income Tax Expense (Benefit)	$8,072	$(78,433)	$(27,456)	$66,627

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

As of September 30, 2025, Rithm Capital recorded a net deferred tax liability of $736.9 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance as of September 30, 2025 was $78.3 million.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of September 30, 2025, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

•Mortgage Origination Reserves — Newrez currently originates, or has in the past originated, conventional, government-insured and nonconforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue nonconforming private label mortgage securitizations, while Newrez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of September 30, 2025, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $42.4 million and $2.7 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly-owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.0 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the third quarter of 2025. As of September 30, 2025, $32.2 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $1.8 billion of additional advances on existing mortgage loans as of September 30, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of September 30, 2025, the Company has an unfunded capital commitment to fund up to $75.8 million on an existing loan to a certain commercial real estate borrower.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Fund Commitments — As of September 30, 2025, the Company has unfunded capital commitments of $303.5 million, including certain funds managed by Sculptor, of which $42.2 million relates to commitments of consolidated funds. Approximately $135.3 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Sculptor expects to fund these commitments over approximately the next 8 years. Sculptor has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. Sculptor has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by Sculptor’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of September 30, 2025, the unfunded capital commitment to the consolidated joint venture was $105.4 million, of which $84.3 million is expected to be funded by the third-party.

Non-Recourse Carve-Out, Construction Completion, Environmental and Carry Guarantees – In connection with investments in two commercial real estate projects, Rithm Capital provided certain limited guarantees to the senior lender on the projects (or entered into reimbursement agreements with the guarantor) related to non-recourse carve outs, completion, environmental and carry costs of the projects. The actual amount that could be called under the guarantees is subject to significant uncertainty.

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At September 30, 2025, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

As of September 30, 2025, approximately $1.6 billion of the Company’s AUM represented investments by Sculptor and Rithm Capital, its current executive managing directors, employees and certain other related parties in Sculptor’s funds. As of September 30, 2025, approximately 67.0% of this AUM is not charged management fees or incentive fees.

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to Sculptor for these expenses and amounts due from Rithm Property Trust, to the extent the expenses were incurred by the Manager. Due from related parties is presented within other assets on the consolidated balance sheets.

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

In the second quarter of 2024, Sculptor launched Sculptor Loan Financing Partners, a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. The Company invested $125.2 million in the vehicle and the vehicle is consolidated on the Company’s consolidated financial statements. See Note 19 and Note 20 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interest in certain funds managed by the Company for approximately $74.6 million. See Note 26 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 20 and 26 for additional details.

During the third quarter of 2025, the Company entered into a strategic investment partnership, managed by the Company, with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary, Genesis. The Company invested $4.7 million in the partnership it consolidates. See Note 20 for additional details.

Investments in Loan Securitizations

The Company retains beneficial interests in loan securitization trusts that it sponsors. Refer to Note 20 for additional details.

Investment in the SPAC

In a private placement concurrent with the IPO of the SPAC, the Sponsor acquired 660,000 units of the SPAC (the “Private Placement Units”) for total gross proceeds of $6.6 million. Each Private Placement Unit consists of one Class A share and one-third of one non-redeemable warrant. In addition, the Sponsor purchased and owns substantially all of the outstanding Class B ordinary shares of the SPAC. The Private Placement Units and Class B ordinary shares held by the Company are eliminated upon consolidation.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Transactions with Rithm Property Trust

In connection with the transaction with Rithm Property Trust, on June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into the Rithm Property Trust Management Agreement to serve as Rithm Property Trust’s external manager. As of September 30, 2025, Rithm Capital holds 3.3 million shares of Rithm Property Trust common stock with a fair value of $8.3 million, equal to 7.3% of the outstanding shares of Rithm Property Trust common stock. In addition, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 3.3 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, for $10.0 million of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share.

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

Rithm Property Trust pays all of its costs and expenses and reimburses the Manager (to the extent incurred by the Manager) on a monthly basis for the costs and expenses of providing services under the Management Agreement, including reimbursing the Manager or its affiliates, as applicable, for the Company’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Manager’s personnel serving as Rithm Property Trust’s chief financial officer based on the percentage of his or her time spent managing the Rithm Property Trust's affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of the Manager and its affiliates who spend all or a portion of their time managing Rithm Property Trust's affairs.

During the first quarter of 2024 (prior to the closing of the transaction with Rithm Property Trust), the Company acquired a pool of performing and non-performing residential mortgage loans with an UPB of $245.3 million from Rithm Property Trust.

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of September 30, 2025, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $22.1 million.

During the first quarter of 2025, the Company entered into a consolidated joint venture with Rithm Property Trust to fund a certain mortgage note receivable in the amount of $35.0 million, with each party contributing $17.5 million.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 17 for additional details.

28. SUBSEQUENT EVENTS

There have been no events since September 30, 2025 that require recognition or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A., “Risk Factors” of this report, Part II, Item 1A., “Risk Factors” of the Q1 25 10-Q and Part I, Item 1A. “Risk Factors” of the 2024 Form 10-K.

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

Our Asset Management business primarily operates through our wholly-owned subsidiary, Sculptor, as well as through RCM Manager, which manages Rithm Property Trust pursuant to that certain Management Agreement, by and between RCM Manager and Rithm Property Trust, dated as of June 11, 2024 (as amended by the First Amendment to the Management Agreement, dated as of October 18, 2024) and RCA, which serves as an investment adviser to funds and managed accounts. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. For more information about our investment guidelines, see Part I, Item 1. Business, “Investment Guidelines” of the 2024 Form 10-K.

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

As of September 30, 2025, we had approximately $47.2 billion in total assets and approximately $37.5 billion in assets under management (“AUM”). We conduct our business through the following segments: Origination and Servicing, Investment Portfolio, Residential Transitional Lending and Asset Management.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	September 30, 2025	June 30, 2025	March 31, 2025(A)	December 31, 2024	September 30, 2024
Total equity	$8,612,685	$8,059,209	$7,884,840	$7,886,310	$7,751,409
Less: Preferred Stock Series A, B, C, D and E	1,390,790	1,207,254	1,207,254	1,257,254	1,257,254
Less: Noncontrolling interests of consolidated subsidiaries	114,168	110,826	108,716	91,336	94,867
Total equity attributable to common stock	$7,107,727	$6,741,129	$6,568,870	$6,537,720	$6,399,288

Common stock outstanding	554,196,670	530,292,171	530,122,477	520,656,256	519,732,422

Book Value per Common Share	$12.83	$12.71	$12.39	$12.56	$12.31
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

MARKET CONSIDERATIONS

Summary

The economy has shown resilience year-to-date despite elevated policy uncertainty. The evaluation of economic trends has been clouded since the September data cycle began by the shutdown in nonessential government spending. Although core personal consumption expenditure inflation was 2.9% in August 2025, the Federal Open Market Committee cut interest rates in September 2025, lowering the federal funds target by a quarter percentage point to support the employment side of their dual mandate. The median projections of committee participants point to two more rate cuts in 2025. Longer-term Treasury yields declined slightly during the third quarter of 2025, as an increase in the implied inflation breakeven was more than offset by a decline in real yields as measured by Treasury Inflation Protected Securities (“TIPS”). The unemployment rate increased modestly by 0.2% points from June to August 2025, reflecting low layoffs but also very slow hiring. The growth outlook for the economy is cautiously optimistic, but risks remain due to uncertainty around trade and immigration policy. Equity markets advanced, as the S&P 500 composite climbed 7.8% during the third quarter, posting its best third quarter performance since 2020.

Inflation

Inflation picked up further during the third quarter of 2025, with the 12-month increase in the overall Consumer Price Index (“CPI”) rising to 3.0% in September 2025 from 2.7% in June 2025. Core CPI price inflation (excluding food and energy prices) also rose to 3.0% in September 2025 from 2.9% in June 2025. The faster gains in CPI prices were driven by both faster increases in core goods prices and core services prices.

Treasury Yields

The nominal 10-year Treasury yield declined slightly to 4.15% at the end of September 2025 from 4.23% at the end of June 2025. The real yields on 10-year TIPS fell to 1.78% at the end of September 2025 from 1.93% in June 2025, whereas the 10-year breakeven inflation rate rose to 2.37% in September 2025 from 2.28% in June 2025.

Labor Markets

Average payroll rose an average of 51,000 jobs per month in the first two months of the third quarter of 2025, which was little changed from an average of 55,000 jobs per month in the second quarter of 2025. The unemployment rate increased to 4.3% in August 2025 from 4.1% in June 2025. Based upon the ratio of job openings to unemployed job seekers, which slipped to 0.98 in August 2025 from 1.05 in June 2025, the labor market did loosen slightly during the first two months of the third quarter of 2025. Nonetheless, year-over-year growth in average hourly earnings was 3.7% in August 2025, unchanged from June 2025.

Housing Market

Total home sales (new and existing) averaged 4.69 million units in the first two months of the third quarter of 2025, which was virtually unchanged from the average of 4.66 million in the second quarter of 2025. Home sales remain at a low level with total sales in a range of 4.5 million and 5.1 million since the beginning of 2023. Home price growth picked up slightly with the 12-month increase in the median resale price of an existing home at 2.0% in August 2025, which compares to 1.4% in June 2025. The 30-year fixed mortgage rate declined somewhat to 6.39% at the end of the third quarter of 2025 from 6.77% at the end of the second quarter of 2025.

The economic conditions discussed above influence our investment strategy and results.

The following table summarizes the change in U.S. gross domestic product (“GDP”) estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Real GDP	Not Available(A)	3.8%	(0.5)%	2.4%	3.1%
(A)Real GDP data as of September 30, 2025 was not released as of the filing date due to the federal government shutdown.

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Unemployment rate	Not Available(A)	4.1%	4.2%	4.1%	4.1%
(A)Unemployment rate data as of September 30, 2025 was not released as of the filing date due to the federal government shutdown.

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
10-year U.S. Treasury rate	4.2%	4.2%	4.2%	4.6%	3.8%
30-year fixed mortgage rate	6.4%	6.8%	6.7%	6.9%	6.1%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of September 30, 2025, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of September 30, 2025 and December 31, 2024, is separated into the Origination and Servicing, our Investment Portfolio, Residential Transitional Lending and Asset Management segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Investment Portfolio	Residential Transitional Lending	Asset Management	Corporate Category	Total
September 30, 2025
Investments(A)	$21,614,292	$5,216,553	$2,575,354	$—	$—	$29,406,199
Cash and cash equivalents(A)	1,155,874	28,080	71,388	96,945	258,671	1,610,958
Restricted cash(A)	187,467	46,957	72,653	7,448	235,989	550,514
Other assets(A)	6,156,590	2,378,829	183,140	1,149,756	5,842	9,874,157
Goodwill	29,468	—	55,731	48,633	—	133,832
Assets of consolidated entities(A)	—	3,071,055	985,815	1,532,864	—	5,589,734
Total Assets	$29,143,691	$10,741,474	$3,944,081	$2,835,646	$500,502	$47,165,394
Debt(A)	$17,889,312	$5,877,032	$2,031,762	$446,279	$1,257,256	$27,501,641
Other liabilities(A)	5,064,274	438,792	103,809	81,961	293,733	5,982,569
Liabilities of consolidated entities(A)	—	2,627,779	867,481	1,276,450	—	4,771,710
Total Liabilities	22,953,586	8,943,603	3,003,052	1,804,690	1,550,989	38,255,920
Redeemable Noncontrolling Interests of Consolidated Subsidiaries	—	—	—	60,800	235,989	296,789
Total Stockholders’ Equity	6,190,105	1,797,871	941,029	970,156	(1,286,476)	8,612,685
Noncontrolling interests in equity of consolidated subsidiaries	9,867	58,512	—	45,789	—	114,168
Stockholders’ Equity in Rithm Capital Corp.	$6,180,238	$1,739,359	$941,029	$924,367	$(1,286,476)	$8,498,517
Investments in Equity Method Investees	$24,777	$318,955	$27,605	$218,212	$—	$589,549
December 31, 2024
Investments(A)	$24,108,692	$2,379,086	$2,178,075	$—	$—	$28,665,853
Debt(A)	$21,968,357	$3,103,488	$1,747,307	$431,806	$1,033,804	$28,284,762
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs and certain other consolidated VIEs, including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

Origination and Servicing

Our Origination and Servicing businesses operate through our wholly-owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). Newrez ranks in the top five of lenders and servicers in the U.S. as of September 30, 2025.

We have a multi-channel residential lending platform, offering purchase and refinance loan products. We believe that our multi-channel origination mortgage platform provides us with a competitive advantage and enables us to provide borrowers with various products to ultimately originate both purchase and refinance loans across different market conditions. As further described below, we originate loans through our Retail channel, offer purchase, refinance and closed-end second opportunities to eligible new and existing servicing customers through our Direct to Consumer channel and purchase originated loans through our Wholesale and Correspondent channels. Our loan offerings include residential mortgage loans conforming to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans, which are insured by the Federal Housing Administration, Department of Veterans Affairs and U.S. Department of Agriculture, Non-Agency securities and non-qualified residential mortgage (“Non-QM”) loans through our SMART Loan Series. Our Non-QM loan products provide a variety of options for highly qualified borrowers who fall outside the specific requirements of Agency residential mortgage loans. We additionally originate closed-end second lien home equity loans to our existing consumers to access the equity in their home without the need to pay off their existing first lien mortgage. As of September 30, 2025, Newrez serviced approximately 3.8 million customers. The aggregated unpaid principal balance (“UPB”) serviced by Newrez was approximately $822.1 billion, $807.3 billion and $754.7 billion as of September 30, 2025, June 30, 2025 and September 30, 2024, respectively. Our origination business funded $16.4 billion and $16.3 billion of mortgages for the three months ended September 30, 2025 and June 30, 2025, respectively, and $44.5 billion and $41.3 billion for the nine months ended September 30, 2025 and 2024, respectively.

We generally service all of the loans that we originate, which provides us connectivity to our borrowers throughout the lifecycle of their loans. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicing division services delinquent government-insured, Agency and Non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure. As of September 30, 2025, the performing loan servicing division serviced $530.7 billion UPB of loans, our special servicing division serviced $291.4 billion UPB of loans and third parties serviced $55.5 billion UPB of loans, for a total servicing portfolio of $877.5 billion UPB, an increase of $13.3 billion from June 30, 2025. The increase was primarily attributable to new client acquisition and loan production, partially offset by scheduled and voluntary prepayment loan activity.

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

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB
	Three Months Ended				Nine Months Ended September 30,
(in millions)	September 30, 2025	% of Total	June 30, 2025	% of Total	2025	% of Total	2024	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,684	10%	$1,602	10%	$4,456	10%	$2,614	6%	$82	$1,842
Retail / Joint Venture	735	4%	798	5%	2,113	5%	3,224	8%	(63)	(1,111)
Wholesale	2,808	17%	2,582	16%	6,927	16%	4,866	12%	226	2,061
Correspondent	11,175	69%	11,316	69%	31,033	69%	30,622	74%	(141)	411
Total Production by Channel	$16,402	100%	$16,298	100%	$44,529	100%	$41,326	100%	$104	$3,203

Production by Product:
Agency	$6,899	42%	$6,941	43%	$19,342	43%	$23,211	56%	$(42)	$(3,869)
Government	8,008	49%	8,235	50%	21,781	49%	16,587	40%	(227)	5,194
Non-QM	1,042	6%	637	4%	2,068	5%	789	2%	405	1,279
Non-Agency	420	3%	447	3%	1,239	3%	165	1%	(27)	1,074
Other	33	—%	38	—%	99	—%	574	1%	(5)	(475)
Total Production by Product	$16,402	100%	$16,298	100%	$44,529	100%	$41,326	100%	$104	$3,203

% Purchase	75%		73%		74%		84%
% Refinance	25%		27%		26%		16%

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$176,039	$172,740	$501,724	$472,307	$3,299	$29,417

Pull through adjusted lock volume	$17,676,990	$16,656,627	$46,785,204	$42,809,716	$1,020,363	$3,975,488

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	1.75%	3.39%	2.59%	3.18%
Retail / Joint Venture	2.99%	3.49%	3.31%	3.65%
Wholesale	1.19%	1.22%	1.23%	1.34%
Correspondent	0.53%	0.43%	0.50%	0.50%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.00%	1.04%	1.07%	1.10%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $296.4 million and $248.3 million for the three months ended September 30, 2025 and June 30, 2025, respectively, and $742.3 million and $700.4 million for the nine months ended September 30, 2025 and 2024, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net increased $3.3 million to $176.0 million for the three months ended September 30, 2025 compared to the three months ended June 30, 2025. The increase is attributable to an increase in pull through adjusted lock volume across channels partially offset by lower gain on sale margins. Purchase originations comprised 74.8% of funded loans for the three months ended September 30, 2025, increased compared to 72.8% for the three months ended June 30, 2025, as home sales trend higher.

Total gain on originated residential mortgage loans, HFS, net increased $29.4 million to $501.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is attributable to an increase in pull through adjusted lock volume in the Direct to Consumer and Wholesale channels, partially offset by lower gain on sale margins. Refinance originations comprised 26.4% of funded loans for the nine months ended September 30, 2025, higher than 16.4% for the nine months ended September 30, 2024, as interest rates moved lower year-over-year.

For the three months ended September 30, 2025, funded loan origination volume was $16.4 billion, up from $16.3 billion in the three months ended June 30, 2025. Gain on sale margin for the three months ended September 30, 2025 was 1.00%, 4 bps lower than 1.04% for the three months ended June 30, 2025. The lower gain on sale margin for the three months ended September 30, 2025 was primarily due to narrower margins in the Direct to Consumer and Wholesale channels (refer to the tables above).

For the nine months ended September 30, 2025, funded loan origination volume was $44.5 billion, up from $41.3 billion in the nine months ended September 30, 2024. Gain on sale margin for the nine months ended September 30, 2025 was 1.07%, 3 bps lower than 1.10% for the nine months ended September 30, 2024. The lower gain on sale margin for the nine months ended September 30, 2025 was primarily due to narrower margins in the Direct to Consumer and Wholesale channels (refer to the tables above).

The table below provides the mix of Newrez serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing, or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	UPB
(in millions)	September 30, 2025	June 30, 2025	September 30, 2024	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$527,071	$523,174	$508,948	$3,897	$18,123
Residential whole loans	3,638	2,909	2,448	729	1,190
Total Performing Servicing	530,709	526,083	511,396	4,626	19,313

Special Servicing:
MSR-owned assets	13,561	12,683	12,905	878	656
Residential whole loans	8,633	7,834	6,922	799	1,711
Third-party	269,160	260,722	223,433	8,438	45,727
Total Special Servicing	291,354	281,239	243,260	10,115	48,094
Total Newrez Servicing	822,063	807,322	754,656	14,741	67,407

Serviced by Third-Parties:
MSR-owned assets	55,461	56,866	67,013	(1,405)	(11,552)
Total Servicing Portfolio	$877,524	$864,188	$821,669	$13,336	$55,855

Agency Servicing:
MSR-owned assets	$380,422	$380,863	$383,218	$(441)	$(2,796)
Residential whole loans	—	71	—	(71)	—
Third-party	70,922	72,292	63,592	(1,370)	7,330
Total Agency Servicing	451,344	453,226	446,810	(1,882)	4,534

Government-Insured Servicing:
MSR-owned assets	147,593	143,313	134,832	4,280	12,761
Third-party	2,783	3,042	4,668	(259)	(1,885)
Total Government-Insured Servicing	150,376	146,355	139,500	4,021	10,876

Non-Agency (Private Label) Servicing:
MSR-owned assets	68,078	68,547	70,816	(469)	(2,738)
Residential whole loans	12,271	10,672	9,370	1,599	2,901
Third-party	195,455	185,388	155,173	10,067	40,282
Total Non-Agency (Private Label) Servicing	275,804	264,607	235,359	11,197	40,445
Total Servicing Portfolio	$877,524	$864,188	$821,669	$13,336	55,855

The table below summarizes servicing and other fees for the periods presented:

	Three Months Ended		Nine Months Ended September 30,
(in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Servicing Fees:
MSR-owned assets	$455,613	$452,069	$1,360,237	$1,189,879	$3,544	$170,358
Residential whole loans	2,775	2,411	7,621	7,495	364	126
Third-party	57,021	54,849	165,824	101,299	2,172	64,525
Total Servicing Fees	515,409	509,329	1,533,682	1,298,673	6,080	235,009

Other Fees:
Incentive	19,693	16,540	54,517	46,407	3,153	8,110
Ancillary	40,723	46,719	127,222	105,638	(5,996)	21,584
Boarding	2,166	939	5,532	3,711	1,227	1,821
Other	1,290	1,290	3,946	7,611	—	(3,665)
Total Other Fees(A)	63,872	65,488	191,217	163,367	(1,616)	27,850

Total Servicing Portfolio Fees	$579,281	$574,817	$1,724,899	$1,462,040	$4,464	$262,859
(A)Includes other fees earned from third parties of $20.0 million and $23.7 million for the three months ended September 30, 2025 and June 30, 2025, respectively, and $65.7 million and $47.1 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, 90.7% of the underlying UPB of mortgages related to owned MSRs is serviced by Newrez. In addition to MSRs serviced by Newrez, we contract with PHH Mortgage Corporation and Valon Mortgage, Inc. to perform the related servicing duties on the residential mortgage loans underlying a certain portion of our MSRs and MSR financing receivables with an aggregate UPB of $55.5 billion, representing 9.3% of our servicing portfolio as of September 30, 2025.

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

See Note 5 to our consolidated financial statements for additional information including a summary of activity related to MSRs and MSR financing receivables from December 31, 2024 to September 30, 2025.

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

See Note 18 to our consolidated financial statements for further information regarding financing of our MSRs and MSR financing receivables, including a summary of activity related to financing from December 31, 2024 to September 30, 2025.

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

The table below summarizes our MSRs and MSR financing receivables as of September 30, 2025:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$380.4	29	$6.3
Non-Agency(A)	68.1	44	0.8
Ginnie Mae	147.6	48	3.3
Total / Weighted Average	$596.1	36	$10.4
(A)Includes GSE and Non-Agency MSRs of $22.1 billion and $33.4 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of September 30, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,265,449	$380,422,006	1,941,181	772	4.3%	270	65	0.9%	6.7%	6.7%	—%	8.8%
Non-Agency(A)	784,367	68,078,160	557,155	670	4.6%	280	203	8.1%	7.2%	5.7%	1.5%	3.0%
Ginnie Mae	3,339,950	147,592,847	589,954	704	4.4%	313	43	0.3%	7.0%	6.8%	0.2%	22.8%
Total	$10,389,766	$596,093,013	3,088,290	744	4.4%	282	75	1.6%	6.9%	6.6%	0.2%	11.6%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.1%	—%	0.1%
Non-Agency(A)	1.8%	5.0%	0.6%	2.4%
Ginnie Mae	1.9%	0.8%	0.1%	0.7%
Weighted Average	0.9%	0.9%	0.1%	0.5%
(A)Includes GSE and Non-Agency MSRs of $22.1 billion and $33.4 billion underlying UPB, respectively, serviced by third-party subservicers.
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

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the nine months ended September 30, 2025 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$8,560,928	$8,371,898	$171,501	$(5,364)	$8,538,035	32	7.8	7.6%	$7,794,765
Treasury securities	25,000	24,790	—	—	24,790	1	0.2	N/A	—
Total / Weighted Average	$8,585,928	$8,396,688	$171,501	$(5,364)	$8,562,825	33	7.8		$7,794,765
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $24.8 million of short-term Treasury bills held-to-maturity at amortized cost.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio as of September 30, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.0%
Weighted average funding cost	4.4%
Net Interest Spread	0.6%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities.

We largely invest in government and government-backed securities (U.S. Treasury securities and Agency RMBS) as a hedge to our MSR portfolio and to provide additional qualifying assets and income for the purposes of meeting the REIT requirements. Our government and government-backed securities portfolio was $8.6 billion as of September 30, 2025. We finance investments in these securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of September 30, 2025 and December 31, 2024, the Company pledged Agency RMBS and Treasury securities and associated margin deposits with a carrying value of approximately $8.1 billion and $10.1 billion, respectively, as collateral for borrowings under repurchase agreements. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. See Note 18 to our consolidated financial statements for further information regarding financing of our government-backed securities, including a summary of activity related to financing from December 31, 2024 to September 30, 2025.

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

Excess MSRs

Investments in Excess MSRs represent the MSR component exceeding the base fee. Excess MSR assets include Rithm Capital’s ownership of Excess MSRs, and associated recapture agreements, acquired from and serviced by Rocket Companies, Inc., as successor in merger to Mr. Cooper Group Inc. (“Mr. Cooper”).

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$49.3	32	20	65.0% – 80.0%	$334.7
(A)The MSR is a weighted average as of September 30, 2025 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Mr. Cooper. We also invested in related servicer advance investments, including the base fee component of the related MSR (Note 14) on $12.2 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of September 30, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$334,668	$49,260,027	404,736	719	4.6%	222	168	6.6%	6.3%	0.4%	13.6%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.7%	1.5%	0.2%	0.6%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	September 30, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments	$290,757	$302,278	$12,224,189	$264,921	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the nine months ended September 30, 2025 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
				Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	8.0	$231,018	84.5%	82.5%	6.2%	5.6%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

September 30, 2025
Principal and interest advances	$40,712
Escrow advances (taxes and insurance advances)	118,558
Foreclosure advances	105,651
Total	$264,921

Non-Agency Securities

Within our Non-Agency securities portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act, including the rules promulgated thereunder. We also retain and own bonds from our consolidated private label mortgage securitizations which we eliminate in consolidation. The equity value is reflected in assets of consolidated entities and liabilities of consolidated entities on the consolidated balance sheets and is excluded from the tables below. As of September 30, 2025, 77.3% of our Non-Agency securities portfolio was related to bonds retained pursuant to required risk retention regulations.

The following table summarizes our Non-Agency securities portfolio as of and for the nine months ended September 30, 2025 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency securities	$8,618,043	$669,059	$98,202	$(45,816)	$721,445	$896,129
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Carrying value which is equal to the fair value for all securities.
(C)Includes repurchase agreements on Non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our Non-Agency securities portfolio and of the collateral underlying our Non-Agency securities as of September 30, 2025 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,618,043	$669,059	$721,445	606	4.4	4.1%	12.4	0.5	8.5%	3.1%	0.9%
(A)Excludes $150.5 million carrying value of Non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $178.5 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.

The following table summarizes the net interest spread of our Non-Agency securities portfolio as of September 30, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.8%
Weighted average funding cost	5.9%
Net Interest Spread	(0.1)%
(A)The Non-Agency securities portfolio consists of 21.0% floating rate securities and 79.0% fixed-rate securities (accounted for on an amortized cost basis).

We finance our investments in Non-Agency securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. As of September 30, 2025 and December 31, 2024, the Company pledged Non-Agency securities, including securities retained through consolidated securitizations, with a carrying value of approximately $1.3 billion and $1.1 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. The remaining collateral is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our Non-Agency securities, including a summary of activity related to financing from December 31, 2024 to September 30, 2025.

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

As of September 30, 2025, we had approximately $6.2 billion outstanding face amount of loans included in residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets (see below). These investments were financed with secured financing agreements with an aggregate face amount of approximately $5.5 billion. We acquired these loans through open market purchases, loan origination through Newrez, bulk acquisitions and the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	September 30, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,156,142	$3,051,688	8,025	6.0%	25.7	$2,791,027
Residential mortgage loans, HFI, at fair value	360,448	334,589	6,836	7.7%	4.6	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	50,718	46,458	1,543	6.6%	4.3	51,011
Acquired non-performing loans(D)	15,025	12,333	181	10.6%	4.3	15,659
Total Residential Mortgage Loans, HFS	$65,743	$58,791	1,724	7.5%	4.3	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$1,657,670	$1,694,140	4,049	6.2%	9.7	$408,421
Acquired non-performing loans(D)(E)	244,650	222,502	1,063	5.2%	27.5	270,879
Originated loans	3,860,883	3,971,969	12,577	6.6%	28.9	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$5,763,203	$5,888,611	17,689	6.4%	23.3	$4,307,571
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
(D)As of September 30, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status except, as described in (E) below.
(E)Includes $236.8 million and $234.1 million UPB of Ginnie Mae early buyout options of performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We consider the delinquency status, loan-to-value (“LTV”) ratios and geographic area of residential mortgage loans as our credit quality indicators.

We finance a significant portion of our investments in residential mortgage loans with borrowings under repurchase agreements. These recourse borrowings generally bear variable interest rates offered by the counterparty for the term of the proposed repurchase transaction, generally less than one year, of a specified margin over SOFR. As of September 30, 2025 and December 31, 2024, the Company pledged residential mortgage loans with a carrying value of approximately $6.3 billion and $4.7 billion, respectively, as collateral for borrowings under repurchase agreements. A portion of collateral for borrowings under repurchase agreements is subject to daily mark-to-market fluctuations and margin calls. A portion of collateral for borrowings under repurchase agreements is not subject to daily margin calls unless the collateral coverage percentage, a quotient expressed as a percentage equal to the current carrying value of outstanding debt divided by the market value of the underlying collateral, becomes greater than or equal to a collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.” See Note 18 to our consolidated financial statements for further information regarding financing of our residential mortgage loans, including a summary of activity related to financing from December 31, 2024 to September 30, 2025.

See Note 7 to our consolidated financial statements for additional information including a summary of activity related to residential mortgage loans from December 31, 2024 to September 30, 2025.

Consumer Loans

The table below summarizes the collateral characteristics of the Company’s consumer loans, including the portfolio of consumer loans purchased from Upgrade, Inc. (the “Upgrade loans” or “Upgrade”), consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital, through certain limited liability companies (together, the “Consumer Loan Companies”) as of September 30, 2025 (dollars in thousands):

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (Months)	Weighted Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$172,158	29,900	18.0%	14.7%	252	44	1.9%	14.0%	5.3%
Marcus	339,048	100,711	11.2%	—%	41	8	41.6%	24.9%	6.3%
Upgrade	218,978	18,114	12.9%	—%	6	133	—%	24.8%	—%
Total / Weighted Average	$730,184	148,725	13.3%	3.5%	80	54	19.8%	22.3%	4.2%
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

We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. The Upgrade loans are financed primarily through a secured revolving credit facility that matures in July 2026. See Note 18 to our consolidated financial statements for further information regarding the financing of our consumer loans, including a summary of activity related to financing from December 31, 2024 to September 30, 2025.

See Note 8 to our consolidated financial statements for additional information including a summary of activity related to consumer loans from December 31, 2024 to September 30, 2025.

Single-Family Rental Properties

We invest in and manage a geographically diversified portfolio of high-quality SFR properties. As of September 30, 2025, our SFR portfolio consists of 3,974 properties with an aggregate carrying value of $1.0 billion, down from 4,049 properties with an aggregate carrying value of $1.0 billion as of December 31, 2024. During the nine months ended September 30, 2025, we did not acquire any additional rental properties.

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

The following table summarizes certain key SFR property metrics as of September 30, 2025 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	91	2.3%	$16,659	1.6%	$183	87.9%	91.2%	95.2%	$1,654	1,540
Arizona	142	3.6%	52,700	5.3%	371	91.5%	93.0%	94.9%	2,023	1,518
Florida	805	20.3%	207,508	20.8%	258	88.8%	89.8%	95.0%	1,953	1,432
Georgia	729	18.3%	167,259	16.8%	229	87.5%	90.9%	94.0%	1,951	1,769
Indiana	117	2.8%	24,471	2.5%	209	88.0%	92.3%	92.8%	1,754	1,621
Mississippi	157	4.0%	30,978	3.1%	197	90.4%	91.7%	96.6%	1,887	1,682
Missouri	356	9.0%	69,110	6.9%	194	89.6%	92.4%	93.3%	1,693	1,411
Nevada	98	2.5%	31,315	3.1%	320	83.7%	88.8%	92.1%	1,924	1,457
North Carolina	431	10.8%	121,768	12.2%	283	87.7%	90.3%	93.1%	1,886	1,545
Oklahoma	52	1.3%	11,121	1.1%	214	92.3%	94.2%	94.1%	1,625	1,592
Tennessee	84	2.1%	27,073	2.7%	322	90.5%	91.7%	95.0%	2,021	1,490
Texas	910	22.9%	237,652	23.8%	261	82.3%	83.4%	96.3%	1,945	1,750
Other U.S.	2	0.1%	502	0.1%	251	100.0%	100.0%	100.0%	1,860	1,567
Total / Weighted Average	3,974	100.0%	$998,116	100.0%	$251	87.1%	89.2%	94.7%	$1,904	1,602

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

Properties securing our loans are typically secured by a mortgage or a first deed of trust lien on real estate. Depending on loan type, the size of each loan committed is based on a maximum loan value in accordance with our lending policy. For construction and renovation loans, we generally use a loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) ratio. For bridge loans, we use an LTV ratio. LTC and LTARV are measured by the total commitment amount of the loan at origination divided by the total estimated cost of a project or value of a property after renovations and improvements to a property. LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to the SOFR plus a spread ranging from 3.7% to 16.5% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which we often elect to extend for several months based on our evaluation of the project. As of September 30, 2025, the average commitment size of our loans was $4.5 million, and the weighted average remaining term to contractual maturity of our loans was 13.0 months.

We receive loan origination fees, or “points,” and we earned an average of 1.2% of the total commitment at origination as of September 30, 2025. These origination fees factor in the term of the loan, the quality of the borrower and the underlying collateral. In addition, we charge fees on past due receivables and receive reimbursements from borrowers for costs associated with services provided by us, such as closing costs, collection costs on defaulted loans and inspection fees. We also earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified. Loans are generally only renewed or extended if the loan is not in default and satisfies our underwriting criteria, including our maximum LTV ratios of the appraised value as determined at the time of loan origination or based on an updated appraisal, if required. Loan origination and renewal fees are deferred and recognized in income over the contractual maturity of the underlying loan.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of and for the nine months ended September 30, 2025 (dollars in thousands):

Loans originated(A)	$3,352,903
Loans repaid	$1,171,789
Number of loans originated	1,232
UPB	$2,572,891
Total commitment	$3,910,351
Average total commitment	$5,336
Weighted average contractual interest(B)	9.5%
(A)Based on commitment.
(B)Excludes loan fees and based on commitment at funding.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of September 30, 2025 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	270	30.3%	$2,248,511	57.5%	70.4% / 60.4%
Bridge	307	34.4%	1,315,084	33.6%	66.4%
Renovation	315	35.3%	346,756	8.9%	82.4% / 67.9%
Total	892	100.0%	$3,910,351	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2024 to September 30, 2025.

Asset Management

Our Asset Management business primarily operates through our wholly-owned subsidiaries, Sculptor, RCM Manager and RCA. Sculptor is a leading global alternative asset manager and a specialist in opportunistic investing. We provide asset management services and investment products across credit, real estate and multi-strategy platforms with approximately $37.5 billion in AUM as of September 30, 2025. Our platform offers a broad suite of products and leverages origination, underwriting and servicing expertise through our operating companies. We believe these capabilities enable us to deliver customized investment solutions that provide investors with flexibility around the pace of growth, investment tenure and overall portfolio size. Sculptor serves its global client base through commingled funds, separate accounts and other alternative investment vehicles. RCM Manager externally manages Rithm Property Trust, and RCA was formed to serve as an investment advisor for funds and managed accounts.

In the third quarter 2025, we announced a strategic investment partnership with a large institutional investor, which we believe marks the latest milestone in our ongoing strategy to cultivate long-term, value driven asset management collaborations. As part of the agreement, the partnership will fund the near-term acquisition of up to $500 million of residential transition loans, with the potential to acquire up to $1.5 billion. The parties formed a dedicated investment partnership to fund the acquisition of the loans, which will be managed by RCA. The loans will be serviced by Genesis. We believe this partnership underscores our efforts to grow our asset management platform. RCA expects to begin managing additional funds in the fourth quarter of 2025.

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

Growth in our funds and positive investment performance of our funds drive growth in our Asset Management revenue and earnings. Conversely, poor investment performance slows our growth by decreasing our AUM and increasing the potential for redemptions from our funds, which would have a negative effect on our revenues and earnings.

The Asset Management business generates its revenues primarily through management fees and incentive income.

Management fees are generally calculated based on a percentage of the AUM we manage. Management fees for certain of our closed-end funds are based on invested capital. Management fees are generally calculated and paid to us on a quarterly basis in advance, based on the amount of AUM at the beginning of the quarter. Management fees are prorated for capital inflows and redemptions during the quarter. Certain of our management fees are paid on a quarterly basis in arrears.

Incentive income is generally based on the investment performance of the funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where we are not entitled to incentive income until the investment performance exceed an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceeded, or a perpetual “high-water mark,” where any losses generated in a fund must be recouped before taking incentive income.

For the nine months ended September 30, 2025, our asset management revenues were $267.6 million, driven primarily by management fees and incentive income resulting from off-cycle crystallizations. Operating expenses for the Asset Management business primarily consist of amortization of intangible assets related to the acquisition of Sculptor by us, compensation and benefits and office and professional expenses.

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

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2025, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Our critical accounting policies as of September 30, 2025, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in the 2024 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost to service, gain on sale of loans less cost to originate and asset management fees less expenses. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans or the Non-Agency securities held in our investment portfolio. Asset management fees are directly related to growth in AUM and investment performance of our funds. Decline in investment performance may slow our AUM growth and increase the potential for redemptions from our funds.

During the three and nine months ended September 30, 2025, interest rates remained elevated, although decreased in comparison to the three months ended June 30, 2025 and to the nine months ended September 30, 2024, respectively. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. Lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended September 30, 2025 compared to the three months ended June 30, 2025 and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,281	$574,817	$1,724,899	$1,462,040	$4,464	$262,859
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(189,881), $(176,680), $(513,452) and $(421,761), respectively)	(264,351)	(155,005)	(752,734)	(490,377)	(109,346)	(262,357)
Servicing revenue, net	314,930	419,812	972,165	971,663	(104,882)	502
Interest income	453,786	478,455	1,373,501	1,464,180	(24,669)	(90,679)
Gain on originated residential mortgage loans, HFS, net	196,308	169,698	525,795	480,894	26,610	44,901
Other revenues	55,628	54,066	160,467	172,060	1,562	(11,593)
Asset management revenues	84,871	95,008	267,551	261,423	(10,137)	6,128
	1,105,523	1,217,039	3,299,479	3,350,220	(111,516)	(50,741)
Expenses
Interest expense and warehouse line fees	402,690	417,868	1,239,612	1,385,939	(15,178)	(146,327)
General and administrative	237,092	239,575	714,213	634,855	(2,483)	79,358
Compensation and benefits	299,073	294,407	864,947	771,899	4,666	93,048
	938,855	951,850	2,818,772	2,792,693	(12,995)	26,079
Other Income (Loss)
Realized and unrealized gains, net	53,393	22,741	74,991	112,657	30,652	(37,666)
Other income, net	16,809	18,478	44,360	46,028	(1,669)	(1,668)
	70,202	41,219	119,351	158,685	28,983	(39,334)
Income before Income Taxes	236,870	306,408	600,058	716,212	(69,538)	(116,154)
Income tax expense (benefit)	8,072	(11,598)	(27,456)	66,627	19,670	(94,083)
Net Income	228,798	318,006	627,514	649,585	(89,208)	(22,071)
Noncontrolling interests in income of consolidated subsidiaries	3,331	3,169	7,586	8,252	162	(666)
Redeemable noncontrolling interests in income of consolidated subsidiaries	3,929	3,120	7,862	—	809	7,862
Net Income Attributable to Rithm Capital Corp.	221,538	311,717	612,066	641,333	(90,179)	(29,267)
Change in redemption value of redeemable noncontrolling interests	—	—	15,611	—	—	15,611
Dividends on preferred stock	27,876	27,818	82,371	69,508	58	12,863
Net Income Attributable to Common Stockholders	$193,662	$283,899	$514,084	$571,825	$(90,237)	$(57,741)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$532,052	$518,371	$1,577,233	$1,338,860	$13,681	$238,373
Ancillary and other fees	47,229	56,446	147,666	123,180	(9,217)	24,486
Servicing fee revenue, net and fees	579,281	574,817	1,724,899	1,462,040	4,464	262,859
Change in Fair Value due to:
Realization of cash flows	(189,881)	(176,680)	(513,452)	(421,761)	(13,201)	(91,691)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(219,555)	(8,807)	(623,387)	(309,297)	(210,748)	(314,090)
Gains (losses) on MSR economic hedges	145,085	30,482	384,105	240,681	114,603	143,424
Servicing Revenue, Net	$314,930	$419,812	$972,165	$971,663	$(104,882)	$502
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Changes in interest rates and prepayment rates	$(250,288)	$(24,427)	$(616,428)	$(62,809)	$(225,861)	$(553,619)
Changes in discount rates	133,634	—	129,311	60,000	133,634	69,311
Changes in other factors	(102,901)	15,620	(136,270)	(306,488)	(118,521)	170,218
Change in Valuation and Assumptions	$(219,555)	$(8,807)	$(623,387)	$(309,297)	$(210,748)	$(314,090)

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB
(dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2024	QoQ Change	YoY Change
GSE	$451,344	$453,226	$446,810	$(1,882)	$4,534
Non-Agency	275,804	264,607	235,359	11,197	40,445
Ginnie Mae	150,376	146,355	139,500	4,021	10,876
Total	$877,524	$864,188	$821,669	$13,336	$55,855

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2024	QoQ Change	YoY Change
Performing Servicing	$530,709	$526,083	$511,396	$4,626	$19,313
Special Servicing	291,354	281,239	243,260	10,115	48,094
Serviced by third-parties	55,461	56,866	67,013	(1,405)	(11,552)
Total Servicing Portfolio	$877,524	$864,188	$821,669	$13,336	$55,855
Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Servicing revenue, net decreased $104.9 million, primarily driven by a decrease in the value of our MSRs driven by changes in interest rates and higher prepayment speeds, partially offset by a decrease in discount rates. The unrealized loss on our MSRs was partially offset by net gains on MSR economic hedges.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Servicing revenue, net increased $0.5 million, primarily driven by increased servicing revenue as a result of a $55.9 billion increase in servicing UPB and prospective classification of certain servicing costs to loan servicing expense within general and administrative in 2025. The increase was partially offset by an unrealized loss, net of economic hedges, on our MSRs and increased realization of cash flows, primarily driven by changes in interest rates and higher prepayment speeds.

Interest Income

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Interest income for the three months ended September 30, 2025 decreased $24.7 million, primarily driven by elevated default rates related to certain consumer loans. The impact of decline in interest rates and net reduction in securities portfolio was offset by higher average custodial account balances during the third quarter.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Interest income for the nine months ended September 30, 2025 decreased $90.7 million, primarily driven by a reduced securities portfolio and elevated default rates related to certain consumer loans, partially offset by higher average custodial account balances during the nine months ended September 30, 2025.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024
Pull through adjusted lock volume	$17,676,990	$16,656,627	$46,785,204	$42,809,716
Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	1.75%	3.39%	2.59%	3.18%
Retail / Joint Venture	2.99%	3.49%	3.31%	3.65%
Wholesale	1.19%	1.22%	1.23%	1.34%
Correspondent	0.53%	0.43%	0.50%	0.50%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.00%	1.04%	1.07%	1.10%

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended		Nine Months Ended September 30,
(dollars in millions)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,684	$1,602	$4,456	$2,614	$82	$1,842
Retail / Joint Venture	735	798	2,113	3,224	(63)	(1,111)
Wholesale	2,808	2,582	6,927	4,866	226	2,061
Correspondent	11,175	11,316	31,033	30,622	(141)	411
Total Production by Channel	$16,402	$16,298	$44,529	$41,326	$104	$3,203
Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Gain on originated residential mortgage loans, HFS, net increased $26.6 million, primarily driven by an increase in pull through adjusted lock volume across channels and increase in gains from derivatives related to origination, partially offset by lower gain on sale margins.

For the three months ended September 30, 2025, funded loan origination volume was $16.4 billion, up from $16.3 billion in the three months ended June 30, 2025. Of all funded origination volume, 74.8% was purchase, increased compared to 72.8% in the three months ended June 30, 2025, as home sales trend higher. While funded loan origination volume increased quarter over quarter, gain on sale margin for the three months ended September 30, 2025 was 1.00%, 4 bps lower than 1.04% for the three months ended June 30, 2025, primarily due to narrower margins in the Direct to Consumer and Wholesale channels.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Gain on originated residential mortgage loans, HFS, net increased $44.9 million, primarily driven by an increase in pull through adjusted lock volume in the Direct to Consumer and Wholesale channels, partially offset by lower gain on sale margins.

For the nine months ended September 30, 2025, funded loan origination volume was $44.5 billion, up from $41.3 billion in the nine months ended September 30, 2024. Of all funded origination volume, 26.4% was refinance, up from 16.4% in the prior year, as interest rates moved lower year-over-year. Gain on sale margin for the nine months ended September 30, 2025 was 1.07%, 3 bps lower than 1.10% for the prior year, primarily due to narrower margins in the Direct to Consumer and Wholesale channels.

Other Revenues

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Other revenues increased $1.6 million, as property inspection and maintenance volume at Guardian remained comparable quarter-over-quarter.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Other revenues decreased $11.6 million primarily due to lower property inspection and maintenance revenue at Guardian.

Asset Management Revenues

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Asset management revenues decreased $10.1 million, primarily driven by lower incentive income driven by off-cycle crystallization related to certain funds managed by Sculptor.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Asset management revenues increased $6.1 million, primarily due to an increase in management fees earned from AUM growth, partially offset by lower incentive income driven by off-cycle crystallization related to certain funds managed by Sculptor.

Interest Expense and Warehouse Line Fees

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Interest expense and warehouse line fees decreased $15.2 million, primarily driven by a decrease in average outstanding borrowing on servicing related assets, as the Company utilized proceeds from the ATM program and preferred stock issuance to pay down MSR-related financing facilities, and government and government-backed securities, resulting from net securities sales, during the three months ended September 30, 2025. The decrease was partially offset by (i) an increased borrowing on a growing portfolio of residential mortgage and transition loans and (ii) a full quarter of higher interest rate 2030 Senior Notes compared to the 2025 Senior Notes redeemed in the second quarter.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Interest expense and warehouse line fees decreased $146.3 million, primarily driven by a decrease in average SOFR of approximately 5.4% to 4.4% year-over-year, and a lower average balances of debt associated with government and government-backed securities investments. The decrease was partially offset by higher average outstanding borrowing on servicing related assets year-over-year.

General and Administrative

General and administrative expenses consist of the following:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Legal and professional	$28,642	$24,394	$77,674	$65,951	$4,248	$11,723
Loan origination	15,744	17,161	47,582	52,659	(1,417)	(5,077)
Occupancy	15,632	16,348	46,434	47,165	(716)	(731)
Subservicing	11,893	12,342	40,991	54,023	(449)	(13,032)
Loan servicing	38,154	40,737	120,409	12,041	(2,583)	108,368
Property and maintenance	29,768	28,921	86,325	93,936	847	(7,611)
Depreciation and amortization	23,130	23,794	71,492	99,624	(664)	(28,132)
Information technology	29,527	31,239	92,074	100,127	(1,712)	(8,053)
Other	44,602	44,639	131,232	109,329	(37)	21,903
Total General and Administrative Expenses	$237,092	$239,575	$714,213	$634,855	$(2,483)	$79,358

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Overall, general and administrative expenses were comparable quarter-over-quarter. Higher transaction-related legal and professional fees, driven by activity related to the Paramount and Crestline transactions, were partially offset by lower loan servicing costs.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

General and administrative expenses increased $79.4 million year-over-year, primarily attributable to prospective classification of certain servicing costs from servicing revenue, net to loan servicing expense within general and administrative, and an increase in asset management placement fees and fees incurred on securitizations driven by transaction activity. The increase was partially offset by a decrease in amortization on our intangible assets.

Compensation and Benefits

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Compensation and benefits increased 1.6%, as headcount remained relatively flat quarter-over-quarter.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Compensation and benefits increased $93.0 million, primarily due to (i) increased loan servicing compensation at the operating company related to the Computershare acquisition in the second quarter of 2024 and (ii) increased performance and stock-based compensation.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2025	June 30, 2025	2025	2024	QoQ Change	YoY Change
Real estate and other securities	$6,627	$4,532	$19,613	$6,884	$2,095	$12,729
Residential mortgage loans and REO	5,993	8,281	16,818	38,718	(2,288)	(21,900)
Derivative and hedging instruments	460	(8,226)	(17,581)	2,353	8,686	(19,934)
Notes and bonds payable	(3,146)	(4,135)	(2,433)	(7,834)	989	5,401
Consolidated entities(A)	20,615	26,614	63,671	89,081	(5,999)	(25,410)
Other(B)	22,844	(4,325)	(5,097)	(16,545)	27,169	11,448
Realized and unrealized gains, net	53,393	22,741	74,991	112,657	30,652	(37,666)
Other income, net	16,809	18,478	44,360	46,028	(1,669)	(1,668)
Total Other Income	$70,202	$41,219	$119,351	$158,685	$28,983	$(39,334)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Total other income (loss) was $70.2 million for the three months ended September 30, 2025, compared to $41.2 million for the three months ended June 30, 2025. The quarter-over-quarter increase was primarily due to a $33.7 million change from losses to gains on consumer loans, partially offset by a $4.0 million decrease in gains from public equity investments.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Total other income (loss) was $119.4 million for the nine months ended September 30, 2025, compared to $158.7 million in the prior year. The year-over-year decrease was primarily due to a (i) $19.9 million change from net gains to net losses related to derivative and hedging instruments, (ii) a $25.4 million decrease in gains from consolidated entities, and (iii) a $28.2 million bargain purchase gain recognized during the nine months ended September 30, 2024 from the acquisition of Computershare Mortgage Services Inc. and certain affiliated companies (“Computershare”). The total other income decrease was partially offset by (i) a $68.8 million shift from losses to gains on consumer loans driven by stronger performance and (ii) a $17.9 million increase in income from equity method investments driven by portfolio growth and performance.

Income Tax Expense (Benefit)

Three months ended September 30, 2025 compared to the three months ended June 30, 2025

Income tax expense increased $19.7 million, which represents the net of a $1.9 million current tax expense increase and $17.7 million deferred tax benefit decrease. The change in deferred tax benefit was primarily driven by changes in the fair value of MSRs held within taxable entities. Current tax expense is driven primarily by income from foreign operations.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Income tax expense decreased $94.1 million, which represents the net of a $14.2 million increase in current tax expense and $108.3 million decrease in deferred tax expense. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs held within taxable entities, partially offset by tax expense generated from increased valuation allowances on tax attributes of the asset management business. Current tax expense is driven primarily by income from foreign operations and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (the “FHFA”) and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2025, approximately $1.3 billion of available liquidity was held at NRM and Newrez, of which $0.7 billion was in excess of the regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

Effective September 30, 2023, the FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of September 30, 2025, Rithm Capital maintained compliance with the required capital and liquidity standards. Noncompliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies), which became effective on December 31, 2024. These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. These revised requirements are expected to increase our capital and liquidity requirements and lower our return on capital.

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

As of September 30, 2025, our total outstanding debt obligations amounted to $32.5 billion and are comprised of secured financing agreements, secured notes and bonds payable, Senior Unsecured Notes (as defined below) and notes payable of consolidated entities. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $16.5 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, we may be required to post margin, which could significantly impact our liquidity.

On September 3, 2025, we entered into a Purchase and Sale Agreement to acquire Crestline, an alternative asset manager, and certain of its affiliates (such acquisition, the “Crestline Acquisition”) for an upfront cash consideration of $300 million, subject to adjustment for estimated transaction costs and working capital. The Crestline Acquisition is expected to close in the fourth quarter of 2025, subject to customary regulatory approvals and closing conditions.

On September 17, 2025, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) to acquire Paramount, an owner and operator of Class A office properties in New York and San Francisco. On October 8, 2025, we and Paramount entered into Amendment No.1 to the Original Merger Agreement (the “Amendment” and the Original Merger Agreement, as amended by the Amendment, the “Paramount Merger Agreement”). Pursuant to the Paramount Merger

Agreement, at the effective time, subject to the terms and conditions set forth therein, Rithm Capital will acquire Paramount for a purchase price of approximately $1.6 billion (the “Paramount Acquisition”). The Paramount Acquisition is expected to close in the fourth quarter of 2025, subject to customary closing conditions, including the approval of Paramount’s common stockholders.

In connection with the pending acquisitions, we have incurred and expect to incur substantial various cash outflows across operating, investing and financing activities. As of September 30, 2025, we have incurred approximately $8.7 million in transaction-related costs, including legal, accounting, and advisory fees, which are included in operating activities in the consolidated statement of cash flows, and we expect to incur substantial additional costs in connection with completing the pending acquisitions. See “Part II., Item 1A. Risk Factors — We will incur substantial transaction fees and costs in connection with the Paramount Acquisition and the Crestline Acquisition. Upon closing, we expect to fund the acquisitions through a combination of cash consideration and financing activities. Any cash consideration to be paid upon closing will be reflected as an investing activity in the period in which the acquisitions are consummated. We also anticipate funding a portion of the purchase price through MSR financing draws and the use of excess cash available on the Paramount balance sheet. These financing activities are expected to provide sufficient liquidity to complete the acquisitions without materially impacting ongoing operations or near-term capital requirements.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2025
	Outstanding Balance at September 30, 2025	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$7,794,765	$9,038,984	$10,772,322	4.88%
Non-Agency securities	896,129	819,889	903,048	6.32%
Residential mortgage loans	4,780,343	3,168,617	4,854,102	5.88%
Residential transition loans	536,679	424,915	599,887	6.64%
Secured Notes and Bonds Payable:
MSRs	2,212,753	3,313,018	3,740,139	6.97%
Servicer advances	2,035,609	1,922,201	2,482,266	6.25%
Total / Weighted Average	$18,256,278	$18,687,624	$23,351,764	5.79%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Secured Financing Agreements:
Government and government-backed securities	$7,635,112	$9,407,987	$10,100,950	$11,101,046
Non-Agency securities	889,135	831,541	737,322	648,839
Residential mortgage loans and REO	3,567,661	3,223,464	2,707,909	3,245,735
Residential transition loans	537,259	379,593	355,899	116,553
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

On September 16, 2020, the Company issued $550.0 million aggregate principal amount of its senior unsecured notes due on October 15, 2025 (the “2025 Senior Notes” and, together with the 2030 Senior Notes and the 2029 Senior Notes, the “Senior Unsecured Notes”), with interest payable semi-annually in arrears on each of April 15th and October 15th, commencing on April 15, 2021. Net proceeds from the issuance of the 2025 Senior Notes were approximately $544.5 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2025 Senior Notes would have matured on October 15, 2025. The 2025 Senior Notes became redeemable at any time and from time to time on October 15, 2022, and, starting in October 2024, the Company was able to redeem the 2025 Senior Notes at par. During the first quarter of 2024 and in connection with the issuance of the 2029 Senior Notes, the Company tendered for and repurchased $275.0 million of its 2025 Senior Notes for cash in a total amount of $282.4 million, leaving $275.0 million aggregate principal amount of the 2025 Senior Notes outstanding. Additionally, during the second quarter of 2025 and following the issuance of the 2030 Senior Notes, the Company redeemed the remaining $275.0 million aggregate principal amount of its 2025 Senior Notes for cash in a total amount of $278.7 million. On June 30, 2025, the Indenture, dated September 16, 2020, pursuant to which the 2025 Senior Notes were issued, and the Company’s obligations under the 2025 Senior Notes were satisfied and discharged.

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

Maturities

Our debt obligations as of September 30, 2025, as summarized in Note 18 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Nonrecourse(A)	Recourse(B)	Total
October 1 through December 31, 2025	$25,000	$6,752,070	$6,777,070
2026	3,307,354	10,662,617	13,969,971
2027	648,994	386,669	1,035,663
2028	744,860	431,367	1,176,227
2029	70,001	2,448,596	2,518,597
2030 and thereafter	6,200,737	530,000	6,730,737
	$10,996,946	$21,211,319	$32,208,265
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.7 billion, $5.4 billion, $0.0 billion and $3.8 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $15.0 billion, $5.1 billion, $1.3 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2025.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at September 30, 2025 was $1.6 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2025, we had outstanding secured financing agreements with an aggregate face amount of approximately $16.5 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $5.6 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of September 30, 2025, our total borrowing capacity under our secured financing arrangements was $25.0 billion with $9.0 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as under “Risk Factors” in this report, in the Q1 25 10-Q and in the 2024 Form 10-K. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024	Three Months Ended September 30,		Nine Months Ended September 30,
Series(B)					Issuance Discount			2025	2024	2025	2024
Series A, issued July 2019(D)(G)(I)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$0.66	$0.71	$1.96	$1.65
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.65	0.70	1.93	1.59
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.60	0.40	1.80	1.20
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	1.31	1.31
Series E, 8.75% issued September 2025(F)	7,600,000	—	190,000	—	3.15%	183,536	—	—	—	—	—
Total	57,564,122	51,964,122	$1,439,104	$1,299,104		$1,390,790	$1,257,254	$2.35	$2.25	$7.00	$5.75
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C, Series D and Series E (each as defined below) are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the third quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(H)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the third quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on March 28, 2025.

From and including the date of original issue (July 2, 2019 for the Series A, August 15, 2019 for the Series B and February 14, 2020 for the Series C) but excluding August 15, 2024 (with respect to Series A and Series B) and February 15, 2025 (with respect to Series C), holders of shares of our Series A, Series B and Series C were entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125% and 6.375%, respectively, per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781 and $1.594, respectively, per annum per share). From and including August 15, 2024 (with respect to the Series A and Series B) and February 15, 2025 (with respect to the Series C), holders of our Series A, Series B and Series C are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-London Interbank Offered Rate (“LIBOR”) cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. From and including the date of original issue (September 17, 2021) but excluding November 15, 2026, holders of shares of our 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.750 per annum per share). Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. From and including the date of original issue (September 25, 2025), holders of shares of our 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock (“Series E”) are entitled to receive cash dividends at a rate of 8.750% per annum of the $25.00 liquidation preference per share (equal to $2.1875 per annum per share). Dividends for the Series A, Series B, Series C, Series D and Series E are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the quarter ended September 30, 2025 were $27.9 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement (as amended by that Amendment No. 1 to the Distribution Agreement, dated August 1, 2025) to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “2022 ATM Program”). On September 22, 2025, to replace the 2022 ATM Program, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time, through an “at-the-market” equity offering program (the “2025 ATM Program” and, together with the 2022 ATM Program, the “ATM Program”). During the nine months ended September 30, 2025, 32.9 million shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the nine months ended September 30, 2025, we did not repurchase any shares of our common stock and redeemed 2,000,000 shares of our Series A for $50.0 million.

On September 24, 2024, Rithm Capital issued in a public offering 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the nine months ended September 30, 2025 were $403.6 million.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
Beginning of period — cash and cash equivalents and restricted cash	$1,917,809	$1,697,095	$220,714

Net cash used in operating activities	(1,177,470)	(431,843)	(745,627)
Net cash provided by (used in) investing activities	1,222,360	(2,087,529)	3,309,889
Net cash provided by financing activities	283,075	2,825,689	(2,542,614)
Net increase in cash and cash equivalents and restricted cash	327,965	306,317	21,648

End of Period — Cash and Cash Equivalents and Restricted Cash	$2,245,774	$2,003,412	$242,362

Operating Activities

Net cash used in operating activities was approximately $1.2 billion and $0.4 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase of $0.7 billion in net cash used in operating activities was primarily driven by an increase in sales proceeds and loan repayment proceeds for residential mortgage loans, HFS of approximately, partially offset by an increase in mortgage loans originated and purchased for sale, net of fees.

Investing Activities

Net cash provided by (used in) investing activities was approximately $1.2 billion and $(2.1) billion for the nine months ended September 30, 2025 and 2024, respectively. The increase of $3.3 billion in net cash provided by investing activities was primarily driven by $1.2 billion net proceeds from purchase and sales of Treasury and government-backed securities in 2025 compared to net $3.8 billion paid for purchase and sales of Treasury government backed securities in 2024. This was partially offset by net cash provided by reverse repurchase and repurchase agreement activity of $1.8 billion in 2024.

Financing Activities

Net cash provided by financing activities was approximately $0.3 billion and $2.8 billion for the nine months ended September 30, 2025 and 2024, respectively. The decrease of net cash provided by financing activities of $2.5 billion was primarily driven by net payment of $0.3 billion on borrowings and repayments of secured financing and warehouse facilities in 2025 compared to net proceeds of $2.8 billion received in 2025.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.5 billion. As of September 30, 2025 there was $8.7 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds through our Asset Management business. The Company’s involvement in these off-balance sheet arrangements is generally limited to providing asset management services and, in certain cases, investments in the non-consolidated entities. As of September 30, 2025, our maximum exposure to loss of $980.4 million represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of September 30, 2025, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of September 30, 2025, we had the following material contractual obligations:

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
See Note 26 and Note 28 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to September 30, 2025, if any. As described in Note 26, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $135.7 million of unfunded and available revolving credit privileges as of September 30, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $1.8 billion of additional advances on existing mortgage loans as of September 30, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of September 30, 2025, the Company has an unfunded capital commitment to fund up to $75.8 million on an existing loan to a certain commercial real estate borrower. As of September 30, 2025, the Company has unfunded capital commitments of $303.5 million to certain funds Sculptor manages, of which $42.2 million relates to commitments of consolidated funds. Approximately $135.3 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Lastly, during the first quarter of 2025, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of September 30, 2025, the unfunded capital commitment to the consolidated joint venture was $105.4 million, of which $84.3 million is expected to be funded by the third-party.

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	September 30, 2025	December 31, 2024
+50bps	-84.6	+27.4
+25bps	-16.3	+24.5
-25bps	-35.7	-46.3
-50bps	-123.3	-114.3
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	September 30, 2025	December 31, 2024
+20bps	+57.4	-2.8
+10bps	+28.7	-1.4
-10bps	-28.7	+1.4
-20bps	-57.4	+2.8
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

ITEM 1A. RISK FACTORS

The risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” of the Q1 25 10-Q should be considered together with the information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, and should not be limited to those referenced herein or therein. The following risks and uncertainties supplement the risk factors found under Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025:

Risks Related to the Paramount Acquisition and the Crestline Acquisition

The Paramount Acquisition and the Crestline Acquisition are subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete either the Paramount Acquisition or the Crestline Acquisition could have material adverse effects on us.

We cannot assure you that either the Paramount Acquisition or the Crestline Acquisition will be consummated on the terms or in the timeframe previously disclosed, if at all.

Consummation of the Paramount Acquisition is subject to certain customary conditions, including (i) the absence of a Company Material Adverse Effect (as defined in the Paramount Merger Agreement) on the Paramount Acquisition, (ii) approval of the Paramount Acquisition by the requisite vote of Paramount’s stockholders (the “Paramount Company Stockholder Approval”), (iii) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (iv) each party’s compliance with its covenants and agreements contained in the Paramount Merger Agreement in all material respects, subject to certain exceptions, during the period between the execution of the Paramount Merger Agreement and the consummation of the Paramount Acquisition.

There can be no assurance that the conditions to closing of the Paramount Acquisition will be satisfied or waived or that other events will not intervene, delay or result in the failure to close the Paramount Acquisition. Certain of these conditions are not within our control, and we cannot predict when, or if these conditions will be satisfied. The transaction is not contingent on our ability to obtain financing. Our intention is to explore co-investments and/or financing from third parties but there can be no assurance that we will reach any agreement for such co-investments and/or financing, in which case we may be required to obtain financing on less attractive terms or to fund the Paramount Acquisition with cash on hand. Under the terms of the Paramount Merger Agreement, the Paramount Acquisition may be terminated (i) if the closing has not occurred on or before March 17, 2026; (ii) by mutual written consent of the parties; (iii) if any governmental authority of competent jurisdiction has issued a final, non-appealable order permanently restraining or otherwise prohibiting the Paramount Acquisition; (iv) the Paramount Company Stockholder Approval has not been obtained upon a vote taken at the stockholders’ meeting or any adjournment or postponement thereof; (v) if, prior to obtaining the Paramount Company Stockholder Approval and after following certain procedures and adhering to certain restrictions, the board of directors of Paramount authorizes, adopts, approves, recommends or deems advisable, or publicly proposes to authorize, adopt, approve, recommend or deem advisable to the stockholders of Paramount a competing proposal or an acquisition agreement; or (vi) upon a material uncured breach by the other party that would result in a failure of the conditions to the closing to be satisfied.

The Crestline Acquisition is also subject to customary closing conditions. In addition, government regulators may impose conditions, terms, obligations or restrictions in connection with their approval of or consent to the Crestline Acquisition, and such conditions, terms, obligations or restrictions may delay completion of the Crestline Acquisition, require us to take actions that materially alter our existing business or the proposed combined business, including divestitures or similar transactions, or impose additional material costs on, or materially limit the revenues of, the combined company following the completion of the Crestline Acquisition.

If either the Paramount Acquisition or the Crestline Acquisition is not completed, our ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed either the Paramount Acquisition or the Crestline Acquisition, we would be subject to a number of risks, including the following:

•the market price of our common stock could decline;

•time and resources committed by our management to matters relating to the Paramount Acquisition and the Crestline Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;

•we may experience negative reactions from the financial markets or from our customers, employees, suppliers and regulators; and

•we will be required to pay certain costs relating to the Paramount Acquisition and the Crestline Acquisition, such as legal, accounting and financial advisory fees, whether or not the Paramount Acquisition and the Crestline Acquisition are completed.

The materialization of any of these risks could materially and adversely impact our ongoing business. Similarly, delays in the completion of the Paramount Acquisition or the Crestline Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Paramount Acquisition or the Crestline Acquisition, as applicable.

We may be unable to successfully integrate the businesses and realize the anticipated benefits of either or both of the Paramount Acquisition and the Crestline Acquisition in the anticipated manner or at all. Additionally, the completion of the Crestline Acquisition and/or the Paramount Acquisition may expose us to additional risks.

The success of each of the Paramount Acquisition and the Crestline Acquisition will depend, in part, on our ability to successfully integrate Paramount, which currently operates as an independent public company, and Crestline, which currently operates as a private company, with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from each of the combinations. If we are unable to achieve these objectives within the anticipated timeframe, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The Paramount Acquisition and the Crestline Acquisition and the integration of Paramount and Crestline into our business may result in material challenges, including, without limitation:

•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to the Paramount Acquisition and the Crestline Acquisition;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•the fact that we have not entered into any employment agreements with executives from Paramount, and there can be no assurance that we will successfully identify and retain key personnel for the business;

•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;

•the possibility of faulty assumptions underlying expectations regarding the Paramount Acquisition and the Crestline Acquisition;

•retaining existing business relationships, including Paramount’s current tenants and Crestline’s current fund investors, and attracting new business relationships;

•consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•unanticipated issues and costs in integrating information technology, communications and other systems;

•unanticipated changes in federal or state laws or regulations; and

•unforeseen liabilities, expenses or delays associated with the Paramount Acquisition and the Crestline Acquisition.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, failures in achieving anticipated benefits, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Additionally, Paramount’s business is subject to certain of the same risks as our businesses, as well as additional risks relating to the commercial real estate business, including those described in “—The Paramount Acquisition provides greater exposure to risks in the commercial real estate industry.” If the Paramount Acquisition is completed, our exposure to the risks involved in such businesses will be increased. Crestline’s business is subject to certain of the same risks as our businesses, as well as additional risks relating to the asset management business, including competitive pressures relating to fund performance, the ability to attract and retain fund investors, additional regulation of asset managers and other risks related to the management of funds. If the Crestline Acquisition is completed, our exposure to the risks involved in such businesses will be increased.

The Paramount Acquisition provides greater exposure to risks in the commercial real estate industry.

The Paramount Acquisition represents a significant increase in the Company’s commercial real estate portfolio. As we continue to expand into this business segment, our exposure to its risks and uncertainties will be increased. If we are unable to successfully manage these risks, our business, financial condition and results of operations could be materially and adversely affected. These risks include:

•declines in the financial condition of Paramount’s tenants, many of which are financial, legal and other professional firms, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

•the inability or unwillingness of Paramount’s tenants to pay rent increases;

•significant job losses in the financial services, professional services and technology and media industries, which may decrease demand for Paramount’s office space, causing market rental rates and property values to be negatively impacted;

•an oversupply of, or a reduced demand for, Class A office space;

•changes in market rental rates and changes in space utilization by tenants due to technology, economic conditions and business cultures;

•increases in property taxes; and

•other risks inherent in the commercial real estate business.

Stockholder or other litigation could result in the payment of damages and/or may materially and adversely affect our business, financial condition results of operations and liquidity.

Transactions such as the Paramount Acquisition often give rise to securities class action and derivative lawsuits and other legal proceedings by stockholders or other third parties. Even if such legal proceedings are without merit, the defense or settlement of any lawsuit or claim that remains unresolved regarding the Paramount Acquisition may materially and adversely affect our business, financial condition, results of operations and liquidity. Further, such litigation or settlement of any lawsuit or claim could be costly and could divert management’s time and attention from the operation of the business. Finally, if a plaintiff was successful in obtaining an injunction prohibiting completion of the Paramount Acquisition, such injunction may delay or prevent completion of the Paramount Acquisition, which may adversely affect our business, financial condition, results of operations and liquidity.

We may not have discovered undisclosed liabilities of each of Paramount or Crestline during our due diligence process.

In the course of the due diligence review of each of Paramount and Crestline that we conducted prior to the execution of the respective transaction documents for the Paramount Acquisition and the Crestline Acquisition, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues of Paramount and its subsidiaries or of Crestline and its subsidiaries, respectively. We do not have rights of indemnification against Paramount and have certain specified rights to indemnification against the Crestline sellers for any such liabilities. Examples of such undisclosed liabilities or other issues may include, but are not limited to, unpaid taxes, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Paramount Acquisition and the Crestline Acquisition.

Our, Paramount’s and/or Crestline’s relationships may be subject to disruption due to uncertainty associated with the Paramount Acquisition or the Crestline Acquisition, as applicable, which could have an adverse effect on us and the business and operations of the combined company.

Parties with which we, Paramount and/or Crestline do business with may experience uncertainty associated with the proposed acquisitions, including with respect to current or future business relationships with us, Paramount, Crestline, or the combined Company following the completion of the Paramount Acquisition and/or the Crestline Acquisition. Our, Paramount’s and/or Crestline’s relationships may be subject to disruption as customers, current and prospective fund investors, suppliers and other persons with whom we, Paramount and/or Crestline have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, Paramount or Crestline, as applicable.

Such risks could have an adverse effect on the results of operations, cash flows and financial position of us or the combined company following the completion of the Paramount Acquisition and/or the Crestline Acquisition, including an adverse effect on our ability to realize the expected synergies and other benefits of the applicable transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the applicable transactions.

Uncertainties associated with the Paramount Acquisition and the Crestline Acquisition may cause a loss of management personnel and other key employees, and we may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect our future business and operations.

We, Paramount and Crestline are dependent on the experience and industry knowledge of our management personnel and other key employees to execute our business plans. Our success after the completion of the Paramount Acquisition and the Crestline Acquisition will depend in part upon our ability to attract, motivate and retain key management personnel and other key employees of our Company, Paramount and Crestline, and, at this time, we have not entered into, and may not enter into, any employment agreements with executives from Paramount. Prior to completion of the Paramount Acquisition and the Crestline Acquisition, current and prospective employees of the combined company may experience uncertainty about their roles within our Company following the completion of the Paramount Acquisition and the Crestline Acquisition, as applicable, which may have an adverse effect on our ability to attract, motivate or retain management personnel and other key employees. Additionally, although we have agreed to establish incentive programs for certain Paramount and Crestline employees, there can be no guarantee that such programs will be successful in retaining such employees, including key employees. No assurance can be given that we will be able to attract, motivate or retain management personnel and other key employees to the same extent after the completion of the Paramount Acquisition and the Crestline Acquisition.

In specified circumstances, Paramount could terminate the Paramount Merger Agreement to accept an alternative proposal.

Paramount may, in certain circumstances, terminate the Paramount Merger Agreement to enter into an agreement providing for a superior proposal. In such event, Paramount would be obligated to pay us a termination fee equal to $59.7 million (or pursuant to the Amendment, solely in the event where such agreement is with a specified person and/or certain affiliates, $47.7 million). Such termination would deny us and our stockholders any benefits from the Paramount Acquisition and could materially and negatively impact our share price.

We will incur substantial transaction fees and costs in connection with the Paramount Acquisition and the Crestline Acquisition.

We expect to incur a significant amount of non-recurring expenses in connection with the Paramount Acquisition and the Crestline Acquisition. Additional unanticipated costs may be incurred in the course of the integration of our businesses and the business of Paramount and Crestline. Many of the expenses that may be incurred are, by their nature, difficult to estimate. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses of the Company, Paramount and Crestline will offset the transaction and integration costs in the near term, or at all. Additionally, the expenses in connection with the Paramount Acquisition and the Crestline Acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 17, 2025, by and among the Company, Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 17, 2025)+

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2025, by and among the Company, Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP.+

3.1	Certificate of Designations of the Company, designating the Company’s 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 3.9 to the Company’s Form 8-A filed on September 25, 2025)

4.1	Form of certificate representing the 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock of Rithm Capital Corp. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on September 25, 2025)

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed herewith.
**	Exhibit furnished herewith.
+	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

October 31, 2025

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

October 31, 2025