Form 10-K
period 2025-12-31
Rithm Capital Corp.
filed 2026-02-19
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-35777

Rithm Capital Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-3449660
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	RITM	New York Stock Exchange
7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR A	New York Stock Exchange
7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR B	New York Stock Exchange
6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	RITM PR C	New York Stock Exchange
7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock	RITM PR D	New York Stock Exchange
8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock	RITM PR E	New York Stock Exchange
8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock	RITM PR F	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2025 (computed based on the closing price on such date as reported on the NYSE) was: $6.0 billion.
Common stock, $0.01 par value per share: 555,892,415 shares outstanding as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Our ability to implement our business strategy is subject to numerous risks, and the following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors.” These risks and factors include, among others:

•our ability to successfully execute our business strategy and manage complex operational risks across multiple businesses and asset classes;
•the valuation of certain of our assets and investments requires significant judgment and is based on various assumptions;
•the illiquidity of certain of our investments, which could impede our ability to adjust our portfolio in response to changes in economic and other conditions or to realize the value at which such investments are carried if we are required to dispose of them;
•risks related to the geographic distribution of the collateral underlying Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”) loans, as well as other investments, including environmental risks;
•risks related to our use of, or choice to not use, leverage, match funding and/or hedging strategies;
•the impact of economic, market and political conditions, both nationally and internationally, including, but not limited to, the impact of geopolitical tensions, tariffs, ongoing inflation, government shutdowns, increased market volatility and governmental intervention in the mortgage and credit markets;
•counterparty concentration risk, including, but not limited to, reliance upon a single third-party software-as-a-service (“SaaS”) provider in our mortgage servicing operations and counterparty concentration in certain of our financing partners and subservicers;
•competition within the finance, real estate and asset management industries;
•risks related to our origination and servicing operations, including, but not limited to, operational risks; class action lawsuits; deficiencies and delays in servicing and foreclosure practices; delays in or failure to receive regulatory approval; ability to modify, resell or refinance early buyout loans (“EBOs”); ability to recover servicer advances; ability to maintain minimum servicer ratings; increases in loan delinquencies and foreclosures; and prepayment risk;
•risks associated with residential mortgage loans, including subprime mortgage loans, home equity lines of credit (“HELOCs”) and consumer loans, including prepayment, foreclosure and default risks, and risks associated with deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans, HELOCs and consumer loan portfolios;
•risks related to our use of new underwriting programs involving digital assets;
•risks associated with our Genesis business, including, but not limited to, borrower risk, risks related to short-term loans and balloon payments, risks related to construction loans and “fix-and-flip” loans, concentration risk and the greater risk of loss as compared to conventional mortgage loans;

•risks related to our asset management business, including, but not limited to, redemption risk, market risk, historical return-related risk, risks related to investment professionals, leverage risk, diligence risk, liquidity risk, risks related to the liquidation of the funds and loss of management fees, valuation risk, risks related to minority investments, foreign investment risk, regulatory risk, risks related to hedging, risks related to conflicts of interest and risk management and investment strategy risks;
•risks related to our management of Rithm Property Trust Inc. (“Rithm Property Trust”) and Rithm Perpetual Life Residential Trust (“R-HOME”);
•risks related to our recent acquisitions of Crestline Management, L.P. (“Crestline”) and Paramount Group, Inc. (“Paramount”), including, but not limited to, integration risk and the increased exposure to risks in the commercial real estate industry;
•risks associated with our sponsorship of and investment in Rithm Acquisition Corp., a special purpose acquisition company (the “SPAC”);
•risks related to the fact that we do not have legal title to the MSRs underlying our Excess MSRs or certain of our servicer advance investments;
•risks related to securitization of any loans originated and/or serviced by our subsidiaries;
•the higher default risk associated with our consumer loan portfolio;
•risks associated with our single-family rental (“SFR”) business, including, but not limited to, risks related to adverse economic, regulatory or environmental conditions, or other events;
•interest rate fluctuations and changes in credit spreads;
•risk of a prolonged economic slowdown, a lengthy or severe recession, sustained inflationary pressures or declining real estate values, any of which could harm our business;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 (the “1940 Act”) and limits on our operations from maintaining such exclusion;
•our ability to comply with extensive and often changing federal, state and local governmental regulation on our operations and our subsidiaries, including, but not limited to, our origination and servicing business and our entities registered with the Securities and Exchange Commission (“SEC”), including our registered investment advisors;
•our exposure to federal and state regulatory matters and other litigation, which may adversely impact us;
•our ability to obtain and maintain required licenses to purchase, hold, enforce or sell residential mortgage loans and/or MSRs;
•risks related to the legislative and regulatory environment, including, but not limited to, uncertainty regarding the federal conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), risk retention regulations, legislation permitting modifications to the terms of outstanding loans, potential legislation impacting the SFR industry and the impact of uncertainty surrounding regulatory oversight in the current federal administration;
•the risk that private litigation could result in significant legal and other liabilities and reputational harm;
•risks associated with our indebtedness, including, but not limited to, our senior unsecured notes, related restrictive covenants and non-recourse long-term financing structures;
•our ability to obtain and maintain financing in connection with our servicer advances and interests in MSRs;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for United States (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
•our ability to pay distributions on our common stock;
•dilution experienced by our existing stockholders as a result of the conversion of the preferred stock into shares of common stock or the vesting of performance stock units and restricted stock units or other compensatory securities;
•our ability to appropriately manage or address conflicts of interest;
•increased focus on sustainability issues, including, but not limited to, climate change and related regulations, which may adversely affect our business and damage our reputation;
•our development and use of artificial intelligence (“AI”) technology, which could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business;
•the risk of cybersecurity incidents and technology disruptions or failures; and

•the impact from any future acquisitions, and our ability to successfully integrate the acquired company and realize the expected benefits.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Rithm Capital Corp. (together with its consolidated subsidiaries, the “Company,” “Rithm Capital” or “we,” “our” and “us”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

7

PART I

ITEM 1. BUSINESS

Company Overview

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are a Delaware corporation formed in September 2011, commencing operations in December 2011 and becoming a publicly traded company on May 15, 2013. We have operated as a REIT for U.S. federal income tax purposes since inception and, since June 17, 2022, have been structured as an internally managed REIT.

We seek to generate long-term value for our stockholders by leveraging our investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate-related and other financial assets. Our platform integrates operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

Our investments in residential real estate-related assets include equity interests in operating companies and investments across the residential mortgage and real estate lifecycle. These include origination and servicing platforms operated through our wholly owned subsidiaries, Newrez and Genesis, as well as investments in SFR properties. We also own businesses providing title, appraisal and property preservation and maintenance services.

Our Asset Management business primarily conducts its asset management activities through Rithm Asset Management LLC (“RAM”). RAM operates its asset management activities through its wholly owned subsidiaries, including Sculptor Capital Management, Inc. (“Sculptor”), Crestline and Rithm Capital Advisors LLC (“RCA”), which serves as an investment adviser to a range of investment vehicles and managed accounts and generates primarily fee-based revenues. Additionally, RCM GA Manager LLC (“RCM Manager” and, together with RCA, the “Rithm Advisers”) manages Rithm Property Trust and R-HOME pursuant to applicable management and/or advisory agreements. In addition, following the Paramount Acquisition (as defined below), we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform.

We conduct our business through the following segments: Origination and Servicing, Residential Transitional Lending, Asset Management and Investment Portfolio.

Recent Acquisitions

On December 1, 2025, we completed the acquisition of Crestline for a purchase price of approximately $324.7 million (the “Crestline Acquisition”), expanding our asset management capabilities across private credit, fund liquidity and insurance strategies. Refer to Note 3 of the consolidated financial statements for further information.

On December 19, 2025, we completed the acquisition of Paramount for a purchase price of approximately $1.8 billion (the “Paramount Acquisition”), expanding our commercial real estate platform through the addition of Class A office assets and owner-operator capabilities. Refer to Note 3 of the consolidated financial statements for further information.

For more details on our portfolio, see “—Our Portfolio” below, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Portfolio.” For information concerning current market trends impacting our portfolio, see “—Residential Real Estate Market,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” and “—Quantitative and Qualitative Disclosures About Market Risk.”

Markets in which We Operate

Mortgage Originations and Servicing

The U.S. residential mortgage origination and servicing market is complex and highly regulated and includes both bank and non-bank participants. Over time, the structure of the market has evolved as originators have increasingly relied on the capital markets, as well as the GSEs and government agencies to finance and distribute mortgage credit. Additionally, non-bank originators and servicers have grown their share of overall origination and servicing activity.

Historically, a borrower seeking credit for a home purchase would typically have obtained financing from a financial institution, such as a bank, savings association or credit union. These institutions would generally have held a majority of their originated residential mortgage loans as interest-earning assets on their balance sheets and would have performed all activities associated with servicing the loans, including accepting principal and interest payments, making advances for real estate taxes and homeowners’ insurance premiums, initiating collection actions for delinquent payments and conducting foreclosures. Today, institutions (including non-bank originators) that originate residential mortgage loans generally hold a smaller portion of originated loans as assets on their balance sheets and instead sell originated loans to third parties.

The GSEs are currently among the largest purchasers of residential mortgage loans. Under a process known as securitization, GSEs and institutions typically package residential mortgage loans into pools that are sold to securitization trusts. These securitization trusts fund the acquisition of residential mortgage loans by issuing securities, known as RMBS, which entitle the owner of such securities to receive a portion of the interest and/or principal collected on the residential mortgage loans in the pool. Purchasers of RMBS typically include large institutions, such as pension funds, mutual funds, insurance companies, hedge funds and REITs. The agreement that governs the pooling of residential mortgage loans, the servicing of such residential mortgage loans and the terms of the RMBS issued by the securitization trust is often referred to as a pooling and servicing agreement. As the securitization market has matured, non-bank originators have gained significant market share in the residential mortgage market. As of December 31, 2025, Newrez ranks in the top five of both lenders (based on the total funded volume of originations) and servicers (based on the total unpaid principal balance (“UPB”) serviced) in the U.S., each according to Inside Mortgage Finance.

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

The residential mortgage loan market is commonly divided into a number of categories based on certain residential mortgage loan characteristics, including the credit quality of borrowers and the types of institutions that originate or finance such loans. While there are no universally accepted definitions, market participants commonly describe the following categories:

•Government-Sponsored Enterprise and Government Guaranteed Loans. This category includes “conforming loans,” which are first lien residential mortgage loans secured by single-family residences that meet the underwriting guidelines established by the GSEs. The principal underwriting guideline is the conforming loan limit, which is established by statute and currently is $832,750 for 2026 (an increase from $806,500 in 2025), with certain exceptions for high-priced real estate markets. This category also includes residential mortgage loans that do not meet conforming loan standards but are insured or guaranteed by the government through the Government National Mortgage Association (“Ginnie Mae” and Ginnie Mae, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”), primarily through federal programs operated by the Federal Housing Administration (“FHA”), the United States Department of Agriculture (“USDA”) and the Department of Veterans Affairs (the “VA”).

•Non-GSE or Non-Government Guaranteed Loans. Residential mortgage loans that are not guaranteed by the GSEs or the government are generally referred to as “non-conforming loans” and may include jumbo, subprime, Alt-A, second lien or non-qualifying loans. Loans may be non-conforming due to various factors, including mortgage balances in excess of Agency underwriting guidelines, borrower characteristics, loan characteristics and level of documentation. The non-GSE category also includes “investor loans,” which reflect primarily non-owner occupied investment properties.

Residential mortgage loans are further classified based on certain payment characteristics. Performing loans are residential mortgage loans where the borrower is generally current on required payments. By contrast, non-performing loans are residential mortgage loans where the borrower is delinquent or in default. Re-performing loans were previously non-performing but became performing again, often as a result of a loan modification. Reverse residential mortgage loans are a special type of loan under which the borrower is typically paid a monthly amount, increasing the balance of the loan, and balances are then typically collected when the property is sold or the borrower no longer resides at the property. If a borrower defaults on a loan and the lender takes ownership of the underlying property through foreclosure, that property is referred to as real estate owned (“REO”).

Origination volumes are influenced by macroeconomic conditions, including interest rates, housing prices, employment rates and affordability. Housing supply and demand imbalances continued in 2025, including constraints in housing supply and reduced mobility among existing borrowers with low-rate mortgages. Mortgage rates ranged between approximately 6% and 7% throughout 2025, and affordability pressures were also affected by higher insurance and other homeownership costs. As of January 2026, the Mortgage Bankers Association estimated total U.S. origination volume for 2025 was $2.0 trillion, compared to $1.7 trillion in 2024, and forecasts total mortgage origination volume of $2.2 trillion for 2026.

Mortgage originators generally generate revenue from the sale of originated loans to the GSEs, Ginnie Mae or other purchasers and from related origination fees. Market conditions, including interest rate levels and volatility, can affect gain-on-sale margins and origination economics.

Servicers generally derive income from contractual servicing fees and ancillary revenue (such as late fees and modification incentives). These cash flows often arise from MSRs, which represent the right to service mortgage loans on behalf of the loan owner and to receive the associated servicing income. Servicing income is affected by the size of the servicing portfolio (both UPB and number of loans), delinquency rates, borrower behavior (including prepayments) and the cost to service per loan. Servicing arrangements may also include advance obligations and other requirements under applicable servicing contracts.

MSR economics and valuations are affected by prepayment speeds (including refinancing and turnover), interest rate levels and volatility, delinquency and loss mitigation activity, servicing costs, and ancillary servicing revenues. In periods when refinancing activity is muted, prepayment speeds may decline, which can extend expected cash flows from MSRs, while changes in interest rates can affect float income and other servicing-related economics.

Residential Transitional Lending

Residential transition lending refers to business-purpose financing typically provided to residential real estate investors, developers and other sponsors for transitional use cases, such as bridge financing, renovations (including “fix-and-flip”), new construction and certain build-to-rent (“BTR”) strategies. The residential transitional lending industry is competitive and includes regional banks, private lending institutions and other specialized financial services providers. Competition can affect pricing, underwriting terms and the availability of capital, and participants may have differing risk tolerances, funding sources and return thresholds.

The performance and origination volumes of residential transition loans (“RTLs”) are influenced by residential real estate fundamentals (including home price trends and inventory levels), the cost and availability of financing, construction and labor costs, and the ability of borrowers to execute business plans and refinance or sell financed properties.

Asset Management

The asset management industry is highly competitive. Alternative and traditional asset managers compete for investor capital, distribution relationships and investment opportunities, and competition may affect the ability to raise and retain assets under management (“AUM”), deploy capital on attractive terms and attract and retain investment professionals. Many competitors have greater resources, longer track records in certain strategies, broader product offerings and larger distribution platforms, which may enhance their ability to raise capital and source investments.

Asset management revenues are typically derived from management fees and performance-based fees or incentive income. Management fees are commonly calculated as a percentage of AUM, invested capital or committed capital, depending on the structure and governing documents of the applicable investment vehicle, and are generally earned periodically. Incentive income is generally performance-based and may be subject to hurdle rates, high-water marks, catch-up provisions or other contractual arrangements. Fee rates and fund terms may be impacted by competitive dynamics and investor preferences.

AUM represents assets for which we provide investment management, advisory or other investment-related services. Depending on the applicable strategies and vehicles, AUM may include net asset value for open-ended funds, gross asset value for certain real estate funds, uncalled capital commitments and the par value of collateralized loan obligations (“CLOs” or each, a “CLO”), as applicable. AUM may include amounts that do not generate management fees or incentive income, and an asset manager’s definition of AUM may differ from that of other asset managers and may not be comparable to similarly titled measures used by others.

Asset management results are affected by investment performance, investor capital inflows and redemptions, market conditions, asset valuations, competition, regulatory requirements and the ability to attract and retain investment professionals. Poor investment performance, sustained redemptions or adverse market conditions could reduce AUM and materially adversely affect management fees, incentive income and overall profitability.

Investment Portfolio

The markets relevant to our investment portfolio include residential mortgage loans, RMBS (including non-Agency securities), Excess MSRs, servicer advance investments, SFR properties, commercial real estate, CLOs and consumer loans, among other credit and real estate-related exposures. Market conditions affecting these assets include, but are not limited to, macroeconomic conditions, interest rates, housing fundamentals, borrower credit performance, CLO credit quality, capital markets liquidity, levels of commercial real estate supply, commercial real estate leasing volumes, and regulatory and policy developments affecting housing finance and/or commercial real estate finance.

Housing market dynamics have continued to reflect constrained supply and regional variation in inventory and price trends. Higher mortgage rates and elevated insurance and other homeownership costs have contributed to affordability pressures, while “locked-in” low-rate mortgages have affected turnover and refinancing activity.

Residential Mortgage Loans

Residential mortgage loan market dynamics are influenced by home price trends, borrower credit performance, interest rates and capital markets conditions, as well as the availability and cost of financing for whole loans. The composition of the market and ownership of mortgage credit may also shift over time as investors and institutions adjust risk appetite and portfolio allocations.

Non-Agency Securities

Non-Agency RMBS and other private-label securitization (“PLS”) markets are influenced by credit spreads, investor demand for spread products, collateral performance and issuance volume. Market activity is also affected by the availability of collateral types and the evolution of consumer and real estate loan products that may be securitized.

SFR Properties

SFR and BTR markets are influenced by housing supply constraints, affordability, demographic trends, rental demand and operating costs, including taxes, insurance, maintenance and property management expenses. Additionally, SFR and BTR markets may be influenced by potential regulatory action or negative public perceptions of such industries. These factors can affect occupancy, rental rate growth and asset valuations.

Consumer Loans

Consumer loan performance is influenced by employment, wage growth, inflation, household balance sheets and the cost of living. Delinquencies and loss rates may also be affected by the resumption or expiration of government programs, changes in underwriting standards and borrower payment behavior.

Excess MSRs

Excess MSRs represent the right to receive the portion of mortgage servicing cash flows that exceed a specified base servicing fee, with the base servicing fee typically retained by the primary servicer in exchange for performing servicing activities. The market for Excess MSRs is influenced by interest rate levels and volatility, mortgage origination and prepayment activity, housing market conditions and borrower behavior. Excess MSRs valuations and cash flows may also be affected by changes in servicing costs, advances, and regulatory or investor requirements applicable to mortgage servicing.

Servicer Advance Investments

Servicer advance investments represent the right to reimbursement of funds advanced by a mortgage servicer to cover delinquent borrower payments and certain property-related expenses. Performance is influenced by delinquency and default trends, foreclosure timelines, home price performance and housing market conditions. Cash flows and valuations may also be affected by the timing of recoveries, servicing practices and regulatory or investor requirements.

Commercial Real Estate

Commercial real estate performance is influenced by economic conditions, interest rate levels, availability and cost of financing, and conditions in the property and capital markets. Performance may also be affected by tenant demand, occupancy levels, rental rates, property operating costs, and changes in regulatory, tax, or zoning requirements.

CLOs

CLO performance is influenced by corporate credit conditions, interest rate levels and volatility, and conditions in the leveraged loan and capital markets. CLO cash flows and valuations may also be affected by borrower credit performance, default and recovery rates, reinvestment activity, and changes in market liquidity or investor demand.

Our Strategy

Rithm Capital’s strategy is to operate as a diversified investment and asset management platform focused on real estate, credit and financial services. We seek to allocate capital across a range of investment strategies and operating businesses based on relative value, risk-adjusted return opportunities and market conditions, while integrating operating capabilities with investment management to enhance execution and asset-level performance.

Our strategy emphasizes disciplined capital allocation, diversification of earnings across fee-based and balance sheet-oriented activities, and the development and management of scalable operating platforms. We seek to generate stable cash flows through contractual or recurring revenue streams, including servicing fees and asset management fees, while maintaining flexibility to deploy capital opportunistically across our investment portfolio.

In executing our strategy, we may from time to time pursue acquisitions, dispositions, financing transactions or other strategic initiatives, which may include equity or debt offerings by us or one or more of our subsidiaries, business combinations, spin-off transactions or other similar transactions. We may also modify or change our strategy in response to market conditions, regulatory developments or other factors. There can be no assurance that we will be successful in executing our strategy or that any strategic initiatives will achieve their intended objectives. See “Risk Factors—Risks Related to Our Business—We may not be able to successfully execute our business strategy, which could adversely affect our business, financial condition, cash flows and/or results of operations.”

Our Portfolio

Our portfolio is organized across four operating segments: Origination and Servicing, Residential Transitional Lending, Asset Management and Investment Portfolio. These segments reflect how we deploy capital, manage risk and generate earnings across our operating businesses, fee-based activities and balance sheet investments.

Origination and Servicing

The Origination and Servicing segment includes our residential mortgage origination and servicing platforms and related investments, including MSRs and servicer advance assets. These activities are conducted primarily through our wholly owned subsidiaries, Newrez and New Residential Mortgage LLC (“NRM”). As of December 31, 2025, Newrez ranked among the top five of both lenders (based on the total funded volume of originations) and servicers (based on the total UPB serviced) in the U.S., each according to Inside Mortgage Finance.

Our channels consist of:

•Direct to Consumer — Originates loans directly to borrowers, with a primary focus on existing servicing customers, including refinance, purchase and closed-end second offerings.

•Retail/JV — Originates loans through loan officers and joint venture relationships with referral sources, including realtors, homebuilders and mortgage bank partners, supporting primarily purchase activity.

•Wholesale — Originates loans through mortgage brokers and other third party originators; and we underwrite and fund these loans based on our credit, compliance and quality-control standards.

•Correspondent — Purchases closed residential mortgage loans from community banks, credit unions and independent mortgage banks that meet our underwriting and eligibility criteria and funds them in our name.

We generally service all of the loans that we originate, which provides us connectivity to our borrowers throughout the lifecycle of their loans. Our servicing business operates through our performing and special servicing divisions. The performing loan servicing division services performing Agency and government-insured loans. Our special servicing division services delinquent government-insured, Agency and non-Agency loans on behalf of the owners of the underlying mortgage loans. The special servicing division also includes third-party serviced performing loans on behalf of unaffiliated investors. We are highly experienced in loan servicing, including loan modifications, and seek to help borrowers avoid foreclosure.

We generate revenue through servicing and sales of residential mortgage loans, including, but not limited to, gain on residential loans originated and sold and the value of MSRs retained on sold loans. Profit margins per loan vary by channel, with Correspondent typically being the lowest and Direct to Consumer being the highest. We sell conforming loans to the GSEs and Ginnie Mae and securitize non-qualified residential mortgage (“Non-QM”) loans. We utilize warehouse financing to fund loans at origination through the sale date.

Our servicing business includes owned MSRs primarily serviced by Newrez. As of December 31, 2025, approximately 91% of the underlying UPB of mortgage related to owned MSRs is serviced by Newrez.

Our servicing business also includes subservicing for third-party clients, including performing loan servicing, special servicing (high touch customer service, which requires more frequent customer outreach than performing loan servicing and involves higher staffing levels and sub-servicing fees to support such higher staffing levels) and recovery options for deeply delinquent loans. We generally earn tiered subservicing fees based on delinquency status and performance requirements, as well as ancillary income on each loan serviced. Because of our specialty in “high-touch servicing,” we believe we are favorably positioned to navigate through various economic and credit cycles.

We finance our investments in MSRs and MSR financing receivables (which represent financing arrangements collateralized by MSRs) with short- and medium-term bank and capital markets notes. An MSR provides a mortgage servicer with the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the underlying residential mortgage loans, plus ancillary income and custodial interest. An MSR is made up of two components: a base fee and an Excess MSR. The base fee is the amount of compensation for the performance of servicing duties (including advance obligations), and the Excess MSR is the amount that exceeds the base fee. These borrowings are either recourse or non-recourse debt and bear either fixed or variable interest rates, which are offered by the counterparty for the term of the notes for a specified margin over the Secured Overnight Financing Rate (“SOFR”). The capital markets notes are typically issued with a collateral coverage percentage, which is a quotient expressed as a percentage equal to the aggregate note amount divided by the market value of the underlying collateral. The market value of the underlying collateral is generally updated on a quarterly basis, and if the collateral coverage percentage becomes greater than or equal to a collateral trigger, generally 90%, we may be required to add funds, pay down principal on the notes or add additional collateral to bring the collateral coverage percentage below 90%. The difference between the collateral coverage percentage and the collateral trigger is referred to as a “margin holiday.”

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

Loan prepayments made by the borrowers on the residential mortgage loans underlying the securitizations can only be used to fund principal and interest advances. The servicing agreements with Fannie Mae, Ginnie Mae and certain PLS generally have a “waterfall” payment structure that allows servicers to apply balances received from prepayments to cover principal and interest advance requirements. The ability to apply balances received against prepayments stems from a difference caused by the timing between the remittance of payments under the servicer’s advance and remittance obligations, generally several weeks after the due date, and servicer’s timeline to remit prepayments, which can be up to a month or more after receipt from the borrower. Because of this timing difference, servicers can effectively “borrow” against the prepayments received to cover principal and interest advance requirements. In many cases, if the servicer determines that an advance previously made would not be recoverable from these sources, or if such advance is not recovered when the loan is repaid or related property is liquidated, then the servicer is, most often, entitled to withdraw funds from the trustee custodial account for payments on the serviced residential mortgage loans to reimburse the applicable advance. This is what is often referred to as a “general collections backstop.” See “Risk Factors—Risks Related to Our Business—Risks Related to Origination and Servicing—Servicer advances may not be recoverable or may take longer to recover than we expect, which could cause us to fail to achieve our targeted return on our servicer advance investments or MSRs.”

We fund advances primarily from a combination of cash on hand, loan prepayments and secured financing arrangements. We finance our servicer advances with short- and medium-term collateralized borrowings. These borrowings are non-recourse committed facilities that are not subject to margin calls and bear either fixed or variable interest rates offered by the counterparty for the term of the notes, generally less than one year, of a specified margin over SOFR. See Note 17 to our consolidated financial statements for further information regarding financing of our servicer advances.

We invest in government-backed securities (Agency RMBS and U.S. Treasury securities), which are generally meant to act as a hedge to our MSR portfolio and provide additional qualifying assets and income for the purposes of meeting the REIT requirements. We finance investments in government-backed securities with short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest rates offered by the counterparty for the term of the proposed repurchase transaction (e.g., 30 days, 60 days, etc.) of a specified margin over SOFR. We expect to continue to finance our government-backed securities acquisitions with repurchase agreement financing. Other types of Agency RMBS and other related financial instruments in which we have invested or may invest are set forth below:

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

Our Origination and Servicing segment also includes the activity from several wholly owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. These subsidiaries and investments include: Guardian Asset Management (“Guardian”), which is a national provider of field services and property management services, eStreet Appraisal Management LLC (“eStreet”), which provides appraisal valuation services, and Avenue 365 Lender Services, LLC (“Avenue 365”), which provides title insurance and settlement services.

Residential Transitional Lending

The Residential Transitional Lending segment consists primarily of short-term business purpose mortgage loans originated and managed through our wholly owned subsidiary Genesis. These loans are generally secured by residential real estate and are used to finance construction, renovation, bridge and related transitional use cases.

•Construction: Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of such properties.

•Renovation: Acquisition or refinance loans for properties requiring renovation, excluding ground-up construction.

•Bridge: Loans for initial purchase, refinance of completed projects or rental properties.

We currently finance construction, renovation and bridge loans using a warehouse credit facility and revolving securitization structures.

Properties securing our loans are typically secured by a mortgage or a first deed of trust lien on real estate. Depending on loan type, the size of each loan committed is based on a maximum loan value in accordance with our lending policy. For construction and renovation loans, we generally use loan-to-cost (“LTC”) or loan-to-after-repair-value (“LTARV”) ratio. For bridge loans, we use an loan-to-value (“LTV”) ratio. LTC and LTARV are measured by the total commitment amount of the loan at origination divided by the total estimated cost of a project or value of a property after renovations and improvements to a property. LTV is measured by the total commitment amount of the loan at origination divided by the “as-complete” appraisal.

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

Loan commitments at origination are typically interest only, bear a variable interest rate tied to SOFR plus a spread ranging from approximately 4% to 17% and have initial terms typically ranging from 6 to 120 months in duration based on the size of the project and expected timeline for completion of construction, which may be extended based on our evaluation of the project.

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

Typical borrowers include real estate investors and developers. Loan proceeds are used to fund the construction, development, renovation (including fix and flip), rehabilitation investment, land acquisition and refinancing of residential properties, including multifamily properties, and to a lesser extent mixed-use properties. Our loans are generally structured with partial funding at closing and additional loan installments disbursed to the borrower upon satisfactory completion of previously agreed stages of construction.

Asset Management

The Asset Management segment mainly includes our fee-based investment management activities conducted primarily through RAM. RAM operates its asset management activities through its wholly owned subsidiaries, including Sculptor, Crestline and the Rithm Advisers. The Rithm Advisers serve as investment advisers to a range of investment vehicles and managed accounts and generates primarily fee-based revenues, including Rithm Property Trust and R-HOME. In addition, following the Paramount Acquisition, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform.

As of December 31, 2025, the Asset Management segment managed approximately $63 billion in AUM.

Through this segment, we provide investment management and advisory services across a range of alternative investment strategies, including private credit, opportunistic credit, fund liquidity solutions, real estate-related strategies and other alternative asset classes. These strategies are offered through a variety of investment vehicles and structures, including commingled funds, separate accounts, managed accounts, business development companies, insurance and other permanent or semi-permanent capital vehicles.

AUM represents the assets for which we provide investment management, advisory or certain other investment-related services. AUM generally includes (i) the net asset value of managed accounts, open-ended and closed-end funds or the gross asset value of real estate and real estate funds, as applicable, (ii) uncalled capital commitments and (iii) the par value of structured credit vehicles. AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. Our calculation of AUM is intended to provide a consistent and comparable measure of managed assets across its businesses; however it is not based on any specific regulatory definition and may differ from similarly titled measures presented by other asset managers and, as a result, may not be comparable.

The Asset Management segment generates revenues primarily from management fees and incentive income. Management fees are generally calculated as a percentage of AUM or invested capital, depending on the structure and governing documents of the applicable investment vehicle, and are typically calculated and paid quarterly, either in advance or in arrears. Management fees, where applicable, are generally prorated for capital inflows and redemptions during the relevant period.

Incentive income is generally performance-based and is typically calculated as a percentage of investment profits attributable to fund investors, net of management fees. Incentive income arrangements may be subject to hurdle rates, catch-up provisions, high-water marks or other contractual terms, pursuant to which incentive income may only be earned after certain performance thresholds have been met or prior losses have been recovered.

The results of the Asset Management segment are affected by a number of factors, including investment performance, investor capital inflows and redemptions, market conditions, asset valuations, competition and regulatory requirements. Declines in investment performance or sustained net outflows of investor capital could reduce AUM and adversely affect management fees, incentive income and overall profitability.

Investment Portfolio

The Investment Portfolio segment primarily consists of balance sheet investments in residential mortgage loans, SFR properties, consumer loans, non-Agency securities, Excess MSRs, servicer advance investments, commercial real estate and CLOs. These investments are generally financed through a combination of secured borrowings, securitizations and other capital markets arrangements, depending on asset type and risk profile.

Additionally, except for our commercial real estate assets acquired in the Paramount Acquisition, our commercial real estate platform is part of our Investment Portfolio and includes direct lending activities and commercial real estate asset management conducted through our operator partner, GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, leasing and construction support.

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

SFR Properties

Our subsidiary, Adoor LLC (“Adoor”), is focused on the acquisition and management of our SFR property business. Our strategy with respect to the SFR property business involves purchasing, renovating, maintaining and managing a large number of geographically diversified high-quality residential properties and leasing them to qualified tenants, including through the purchase of residential properties in BTR communities and leasing them to qualified tenants.

Our ability to identify and acquire properties that meet our investment criteria is affected by a number of factors, including pricing in our target markets, available inventory, competition, our available capital and applicable local, state and federal regulations. Properties acquired through traditional channels generally require costs in addition to the purchase price, including inspections, closing costs, title-related expenses, transfer taxes, recording fees, broker commissions, property taxes and homeowners’ association (“HOA”) fees, when applicable. We also typically incur renovation costs to prepare properties for rental, which may include improvements such as painting, flooring, cabinetry, appliances, plumbing, hardware and other items required to bring properties to rentable condition. The timing and cost of renovation and lease-up can vary based on the acquisition channel, the age and condition of the property and local market conditions. We have also acquired, and may continue to acquire, homes through the purchase of BTR communities and portions of BTR communities from regional and national homebuilders. Our operating results are affected by the time required to market and lease properties, which may vary across markets and is influenced by local demand, our marketing efforts and the size and composition of our available inventory.

Our revenues are derived primarily from rents collected from tenants under lease agreements that typically have terms of one to two years. Rental rates and occupancy levels are influenced by economic conditions and local and property-level factors, including market conditions, seasonality, tenant defaults and the time required to re-lease properties following tenant turnover.

Once a property is available for its initial lease, we incur ongoing property-level expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), utilities, repairs and maintenance, leasing costs, marketing expenses and property administration. Prior to a property becoming rentable, certain of these costs are capitalized as building and improvements. After a property becomes rentable, ordinary repairs and maintenance are expensed as incurred, while expenditures that improve a property or extend its useful life are generally capitalized.

Our Investment Portfolio segment also includes the activity from several wholly owned subsidiaries or minority investments in companies that perform various services in the mortgage and real estate sectors. This includes our strategic partnership with Darwin Homes, Inc. (“Darwin”) to run a property management platform, Adoor Property Management LLC (“APM”). All of our SFR properties are currently managed through APM.

Consumer Loans

We pursue various types of investments as the market evolves, including opportunistic investments in consumer loans. Our portfolio consists of consumer loans purchased through a forward-flow agreement with Upgrade, Inc. (the “Upgrade loans” or “Upgrade”), consumer loans purchased from Goldman Sachs in June 2023 (the “Marcus loans” or “Marcus”) and consumer loans purchased from SpringCastle (the “SpringCastle loans” or “SpringCastle”) held by Rithm Capital through certain limited liability companies (together, the “Consumer Loan Companies”). The Upgrade loans are financed through a secured revolving credit facility that matures in July 2026, and the Marcus loans are financed with long-term notes with a stated maturity date of June 2028. We have financed our investments in the SpringCastle loans with securitized non-recourse long-term notes with a stated maturity date of May 2036.

Non-Agency Securities

Within our non-Agency securities portfolio, we retain and own risk retention bonds from our securitizations that we do not consolidate in accordance with risk retention regulations under the Dodd-Frank Wall Street Reform and Consumer Protection Act (including the rules promulgated thereunder, the “Dodd-Frank Act”). We also retain and own bonds from our consolidated private label mortgage securitizations, which we eliminate in consolidation. The equity value is reflected in assets of consolidated entities and liabilities of consolidated entities on the consolidated balance sheets.

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

Excess MSRs

Investments in Excess MSRs represent the MSR servicing fee component exceeding the base fee. Excess MSR assets include Rithm Capital’s ownership of Excess MSRs and associated recapture agreements acquired from and serviced by Rocket Companies, Inc. (“Rocket”), as successor by merger to Mr. Cooper Group Inc. (“Mr. Cooper”).

Servicer Advance Investments

Our servicer advance investments are associated with specified pools of residential mortgage loans in which we have contractually assumed the servicing advance obligation and include the related outstanding servicer advances, the requirement to purchase future servicer advances and the rights to the base fee component of the related MSR.

Commercial Real Estate

From time to time, we pursue opportunistic investments in the commercial real estate (“CRE”) sector as part of our broader investment strategy. These investments are typically structured through joint ventures that own and operate CRE assets, and may include equity investments in operating properties as well as loan financing for CRE development and repositioning projects. Our CRE investments are generally targeted toward assets where we believe we can generate attractive risk-adjusted returns through active asset management, capital structure optimization, or market dislocation opportunities.

CLOs

Our CLO investments relate to collateralized loan obligations that issue notes to investors and use the proceeds to acquire portfolios of credit-related assets. The notes issued by CLOs are structured in tranches, with senior notes receiving stated interest payments and subordinated notes receiving distributions from excess cash flows after payment of principal, interest, fees and expenses.

The Company generally directs the activities of its CLOs through its role as collateral manager and earns management and incentive fees. A portion of management fees is subordinated to principal and interest on the notes and may be deferred if certain overcollateralization tests are not satisfied. Incentive income is typically based on a percentage of excess cash flows available to subordinated noteholders.

Investment Guidelines

We make investment decisions in accordance with broad investment guidelines approved by our board of directors, which are used to evaluate specific investment opportunities. Our investment guidelines generally prohibit any investment that would cause us to fail to qualify as a REIT and any investment that would cause us to be regulated as an investment company. Subject to these guidelines, we may, without a stockholder vote, adjust our target asset classes and acquire a variety of assets that may differ from, and could be riskier than, our current portfolio. Our board of directors may amend these investment guidelines without stockholder approval, and any such changes will be disclosed in our next required periodic report.

Financing Strategy

Our objective is to generate attractive risk-adjusted returns for our stockholders, which may, from time to time, involve the use of leverage. The amount of leverage we deploy for a particular investment is based on our assessment of a number of factors, including the expected liquidity and price volatility of the assets; the duration profile of assets and liabilities (including the effect of hedges); the availability and cost of financing; the creditworthiness of financing counterparties; macroeconomic conditions, including conditions in the U.S. economy and the residential mortgage and housing markets; interest rate expectations; the credit quality of the loans underlying our investments; and expected asset spreads relative to financing costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations” for further details regarding our debt obligations.

Hedging Strategy

We use various hedging instruments and risk management techniques to manage the impact of changes in interest rates on our investment portfolio across different interest rate environments. These instruments and techniques are intended to reduce, but not eliminate, the effect of interest rate changes on our earnings and liquidity. See “Risk Factors—Risks Related to our Business—Any hedging transactions that we enter into may limit our gains or result in losses.”

Our interest rate risk management techniques may include:

•interest rate swap agreements, interest rate cap agreements, exchange-traded derivatives and swaptions;
•puts and calls on securities or indices of securities;
•U.S. Treasury securities, options on U.S. Treasury securities and U.S. Treasury securities payable;
•TBA forward contracts; and
•other similar financial instruments.

Subject to maintaining our qualification as a REIT and exclusion from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments and other techniques to hedge interest rate risk associated with our borrowings and investments. Under the U.S. federal income tax laws applicable to REITs, we generally may enter into certain hedging transactions related to indebtedness that we incur, or expect to incur, to acquire or carry real estate assets; however, gross income from interest rate hedges that do not satisfy these requirements, together with other non-qualifying income, generally must not exceed 5% of our gross income.

The U.S. federal income tax rules applicable to REITs may also require us to implement certain risk management techniques through a domestic taxable REIT subsidiary (“TRS”), which is subject to U.S. federal corporate income taxation.

Policies with Respect to Certain Other Activities

Subject to approval by our board of directors, we may offer shares of our common stock or other equity or debt securities in exchange for property. We may also repurchase or otherwise reacquire our shares or other securities.

We may make loans to, or provide guarantees of certain obligations of, our subsidiaries.

Subject to the ownership limitations and the gross income and asset tests applicable to REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

We may also engage in the purchase and sale of investments.

Our officers and directors may change any of these policies and our investment guidelines without a vote of our stockholders. If we determine to raise additional equity capital, our board of directors has authority, without stockholder approval (subject to certain New York Stock Exchange (“NYSE”) requirements), to issue additional shares of common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, including in exchange for property.

Decisions regarding the form and other characteristics of financing for our investments are made by our officers, subject to the general investment guidelines adopted by our board of directors.

Regulations

We are subject to extensive and evolving legal and regulatory requirements across all of our business lines. In particular, the mortgage lending and servicing industry is subject to a complex regulatory framework, and our subsidiaries engaged in mortgage origination, servicing and related activities are regulated by numerous federal, state and local governmental and regulatory authorities. These authorities include, among others, the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (the “FTC”), the U.S. Department of Housing and Urban Development (“HUD”), the VA, the SEC and various state licensing, supervisory and administrative agencies. Our insurance business is subject to regulation and supervision in each of the United States jurisdictions in which it conducts business, as well as in the Cayman Islands, where it reinsures certain U.S. business. See “—Insurance Regulation” for additional information regarding the regulatory requirements applicable to our insurance business.

The scope of applicable laws and regulations, as well as the intensity of regulatory supervision and enforcement, has increased in recent years, initially in response to the global financial crisis and more recently due to technological developments, market changes and evolving regulatory priorities. Regulatory examinations, investigations, enforcement actions and fines have increased across the financial services sector. From time to time, we receive requests from governmental authorities for records, documents and information relating to our loan origination, servicing, collection and related practices. In addition, we are subject to periodic reviews and audits by the GSEs, Ginnie Mae, the CFPB, HUD, USDA, the VA, state regulatory agencies and other authorities. In recent periods, as federal oversight of the mortgage industry, including supervision by the CFPB, has been reduced, state regulatory agencies have become increasingly active. The legal and regulatory environment in which we operate continues to evolve, and existing statutes, regulations and interpretations may be amended or replaced, or new requirements may be adopted or implemented. We expect to remain subject to significant regulatory scrutiny as a participant in the mortgage and financial services sectors.

Our subsidiaries are required to comply with a broad array of federal, state and local consumer protection laws including, among others, the Dodd-Frank Act, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Federal Trade Commission Act (the “FTCA”), the Telephone Consumer Protection Act and the Equal Credit Opportunity Act, as well as individual state licensing, privacy and foreclosure laws and state bankruptcy rules. These laws govern numerous aspects of our businesses, including loan origination, default servicing and collections, use of credit reports, safeguarding of non-public personal information, foreclosure and claims handling, escrow administration and required borrower disclosures. These requirements are subject to ongoing change through legislative, regulatory and enforcement developments.

In addition, various federal, state and local laws have been enacted to address predatory or abusive lending and servicing practices. For example, the Home Ownership and Equity Protection Act of 1994 (“HOEPA”) restricts certain loan terms for residential loans that exceed prescribed interest rate or fee thresholds and requires specific borrower disclosures prior to origination. Certain states have enacted, or may enact, similar laws or regulations that impose requirements more restrictive than those under the HOEPA, including “net tangible benefit” tests that may require a determination that a loan provides a measurable benefit to the borrower. These standards may involve subjective judgments and may be subject to differing interpretations by courts or regulators. Failure to comply with applicable predatory lending or servicing laws could subject us, as a servicer or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties, borrower rescission rights, litigation or regulatory enforcement actions.

We are also subject to the reporting, disclosure and governance requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are regulated by the SEC. As a company with securities listed on the NYSE, we are subject to NYSE listing standards and related rules. Certain of our wholly owned subsidiaries, including Sculptor, Crestline and the Rithm Advisers, are registered with the SEC as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”), and additional subsidiaries may become registered investment advisers in the future. These entities are subject to extensive regulatory requirements under the Advisers Act and related rules. We may also periodically be subject to requests from the SEC for records, documents and information. In addition, among other rules and regulations, we are subject to regulation under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”) and, through certain subsidiaries, are subject to regulation and oversight by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association. Certain international affiliates are subject to regulation by non-U.S. authorities, including the United Kingdom (“UK”) Financial Conduct Authority (“FCA”) and the Hong Kong Securities and Futures Commission (“SFC”). Our global investment activities are subject to regulatory regimes that vary by jurisdiction, including in the U.S., the European Union (“EU”) and the UK.

In certain jurisdictions, including the U.S., the EU and the UK, we are subject to risk retention and related regulatory requirements applicable to securitizations and similar transactions, including CLOs and other transactions that we manage or may manage in the future. These requirements may obligate us to retain a portion of the securities or other interests issued in certain transactions, either to satisfy regulatory requirements directly applicable to us or to meet investor requirements based on obligations applicable to those investors.

We are also subject to federal, state, local and foreign laws governing data privacy and the protection of non-public personal information, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (together with the EU GDPR, the “GDPR”), as well as similar laws in other jurisdictions. These laws impose obligations regarding the collection, use, storage and security of personal data and grant certain rights to individuals. Failure to comply with applicable data privacy laws may result in regulatory investigations, enforcement actions, private litigation, statutory damages and reputational harm. Several states have enacted, or are considering enacting, privacy laws similar to the CCPA. In addition, our service providers, including third-party vendors and outside counsel, are subject to certain of these requirements.

These and other laws and regulations directly affect our operations and require ongoing compliance efforts, including internal controls, monitoring, audits and examinations by regulatory authorities. We devote substantial resources to compliance and risk management; however, given the complexity and evolving nature of the regulatory environment, there can be no assurance that we will remain in compliance with all applicable requirements. See “Risk Factors—Risks Related to the Financial Markets and Our Regulatory Environment.”

Insurance Regulation

Our insurance business is subject to regulation and supervision in each of the United States jurisdictions in which it conducts business, as well as in the Cayman Islands, where it reinsures certain U.S. business. Insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of insurance regulation varies by jurisdiction, and insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers, insurance producers and adjusters, review and approval of admitted product forms and rates, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates (including reinsurance transactions) and prescribing types and amounts of investments.

Licensing

Rithm Capital Corp. is the parent company of two insurance company subsidiaries: (i) CL Life and Annuity Insurance Company, a stock life insurance company domiciled in Utah and commercially domiciled in Texas (“CL Life”); and (ii) CL Re SPC, Ltd., a segregated portfolio company incorporated in the Cayman Islands (“CL Re”). CL Life is primarily regulated by the Utah Insurance Department. Although commercially domiciled in Texas, the Texas Department of Insurance has granted to CL Life an exemption from all filing requirements in Chapter 823 of the Texas Insurance Code except for the filing of a Form B registration statement. Through CL Life, we primarily write annuity products.

Insurance Holding Company Regulation

We operate as an insurance holding company system and are subject to the insurance holding company laws of Utah and, as noted above, to a lesser degree given CL Life’s commercially domiciled status, Texas. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the applicable state insurance regulator.

Changes of Control – U.S. Insurance Regulation

Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must request an exemption from the Form A filing and approval requirements or a determination of non-control (each, an “Exemption Request”) or file a disclaimer of affiliation and/or control (a “Disclaimer”) with the insurance department of such state and obtain approval thereon. Since CL Life is domiciled in Utah, the insurance laws and regulations of Utah would be applicable to any proposed acquisition of control of Rithm Capital

Corp. Under applicable insurance laws and regulations in Utah, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

State insurance laws in Utah provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The applicable state insurance regulator, however, may find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.

State insurance laws and regulations in Utah pertaining to changes of control would apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an insurer domiciled in the state (or potentially of less than ten percent of the voting stock if there is other indicia of control). Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of our insurance company subsidiaries and would trigger the applicable change of control filing requirements under state insurance laws and regulations in Utah, absent the filing of an Exemption Request or Disclaimer and its acceptance by the applicable state insurance regulator. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.

Restrictions on Paying Dividends

The ability of our insurance company subsidiaries to pay dividends is restricted under the insurance laws and regulations of their respective domiciliary states and may only be paid from earned surplus. Under the insurance laws of Utah, no insurer may pay a dividend above a specified threshold (a so-called extraordinary dividend) without the approval or non-disapproval of the applicable state insurance regulator. An extraordinary dividend under Utah insurance laws includes any dividend or distribution of cash or other property whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of either 10% of such insurer’s surplus as regards policyholders as of December 31 next preceding, or the net gain from operations of such insurer, if such insurer is a life insurer, or the net income, if such insurer is not a life insurer, for the twelve month period ending December 31 next preceding, but shall not include pro rata distributions of any class of the insurer's own securities.

State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities, including the Utah Insurance Department, may in the future adopt statutory provisions, or impose additional constraints, more restrictive than those currently in effect.

Investment Regulation

Our insurance company subsidiaries are subject to Utah insurance laws which require diversification of our investment portfolios and limits on the amount of investments in certain categories. Failure to comply with these laws and regulations would cause non-conforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.

Guaranty Fund Assessments and Residual Market Mechanisms

Most states require licensed insurance companies to participate in guaranty funds in order to provide funds for payment of losses for insurers which have become insolvent. Assessments are generally between 1% and 2% of annual premium written in the state. Some states also require licensed and admitted insurers to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those clients who may not otherwise be able to obtain insurance. If losses exceed the funds, the pool is available to pay those losses. The pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped.

Periodic Financial and Market Conduct Examinations

The Utah Insurance Department, the domiciliary state insurance regulator of CL Life, is authorized to conduct on-site visits and examinations of the affairs of CL Life, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business in the future also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to restrict or revoke licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.

Quarterly and Annual Financial Reporting

CL Life is required to file quarterly and annual financial reports with state insurance regulators using Statutory Accounting Principles (“SAP”) rather than U.S. GAAP. In keeping with the intent to protect policyholders, SAP emphasizes solvency considerations.

Risk-Based Capital

Risk-based capital (“RBC”) laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use RBC to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level.

Operational and Regulatory Structure

REIT Qualification

We have elected and intend to continue to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our ability to satisfy, on an ongoing basis, a number of complex requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), including requirements relating to the sources of our gross income, the composition and value of our assets, the level of distributions made to our stockholders and the concentration of ownership of our capital stock.

We believe that, commencing with our taxable year ended December 31, 2013, we have been organized and operated in a manner consistent with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our current and anticipated manner of operation will enable us to continue to meet these requirements. As a REIT, we generally are not subject to U.S. federal, state or local income tax on income that is distributed to our stockholders, provided that we distribute at least 90% of our taxable income each year.

Certain of our assets and activities do not qualify for REIT treatment or present uncertainty under the REIT rules. Accordingly, we hold certain assets, including servicer advance investments, consumer loans and MSRs, and conduct certain activities, including our securitization, servicing, origination and asset management businesses, through TRSs, which are subject to U.S. federal, state and local income taxation.

Exclusion from Registration under the Investment Company Act of 1940

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the 1940 Act. Under the 1940 Act, an issuer may be deemed an investment company if it is engaged primarily in the business of investing, reinvesting or trading in securities, or if investment securities represent more than 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”).

We are organized as a holding company that conducts its operations primarily through wholly owned and majority owned subsidiaries. We intend to operate in a manner such that less than 40% of the value of our adjusted total assets on an unconsolidated basis consists of “investment securities,” as defined under the 1940 Act, in compliance with the 40% test. Securities issued by wholly owned or majority owned subsidiaries that are not themselves investment companies and are not relying on the exclusions provided by Section 3(c)(1) or Section 3(c)(7) of the 1940 Act are excluded from the definition of “investment securities” for purposes of this test.

For purposes of applying the 40% test, we currently treat our interests in certain subsidiaries holding servicer advance investments and consumer loans as investment securities because those subsidiaries rely on the exclusion provided by Section 3(c)(7) of the 1940 Act. We monitor our asset composition on an ongoing basis to maintain compliance with the 40% test. We also believe that we are not an investment company under Section 3(a)(1)(A) of the 1940 Act because we do not engage primarily, and do not hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Rather, through our subsidiaries, we are primarily engaged in operating and asset-based businesses.

If the value of investment securities were to exceed the 40% threshold, we could be required to alter the manner in which we conduct our operations, sell assets at unfavorable times or register as an investment company, any of which could adversely affect our business, financial condition, results of operations and ability to make distributions to our stockholders.

Reliance on the Section 3(c)(5)(C) Exclusion

For purposes of maintaining our exclusion from registration under the 1940 Act, we treat interests in certain wholly owned and majority owned subsidiaries, which represent more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because those subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) of the 1940 Act. This exclusion is available to entities that are “primarily engaged” in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.

To qualify for the Section 3(c)(5)(C) exclusion, at least 55% of a subsidiary’s assets must consist of qualifying real estate assets and at least 80% of its assets must consist of qualifying real estate assets and real estate-related assets. As a result, maintenance of this exclusion generally limits the amount of non-real estate assets held by such subsidiaries to no more than 20% of their total assets.

In determining compliance requirements and based on guidance from the SEC and its staff, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not issued specific guidance regarding the treatment of whole pool non-Agency RMBS. Based on our analysis of available guidance, we treat whole pool non-Agency RMBS, where the subsidiary holds all certificates issued by the pool, as qualifying real estate assets. We also treat whole mortgage loans acquired directly by such subsidiaries as qualifying real estate assets, provided that the loans are secured by real estate and the subsidiary has the unilateral right to foreclose.

Based on our analysis of SEC guidance relating to analogous assets, we treat Excess MSRs for which we do not own the related servicing rights as real estate-related assets for purposes of satisfying the 80% test. We also treat Agency and non-Agency partial pool RMBS as real estate-related assets for purposes of this test.

We expect our subsidiaries relying on Section 3(c)(5)(C) to continue to classify assets based on existing SEC guidance or, where guidance is limited, on reasonable interpretations of such guidance. The SEC or its staff may in the future disagree with our classifications or issue new or different guidance, which could require us to adjust our investment strategy, limit certain investments or dispose of assets that we might otherwise wish to retain.

Although we monitor compliance with the requirements of Section 3(c)(5)(C) on an ongoing basis and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain the exclusion for these subsidiaries. Any failure to do so could adversely affect our business, financial condition and results of operations. See “Risk Factors—Risks Related to the Financial Markets and Our Regulatory Environment—Maintenance of our 1940 Act exclusion imposes limits on our operations.”

Competition

Competition in our businesses is significant, and our results depend in part on our ability to originate, acquire, manage and finance assets and to raise and retain capital on terms consistent with our business and economic model. Across our segments, we compete with banks, REITs, independent mortgage originators and servicers, private equity firms, alternative asset managers, hedge funds, insurance companies and other large financial services companies, as well as technology-enabled platforms. Many of these competitors are significantly larger than we are, have greater access to capital and other resources and may have other competitive advantages. Certain competitors may also have higher risk tolerances or different underwriting standards, which could enable them to bid more aggressively for assets or accept lower returns. Sellers and counterparties may prefer competitors that are perceived to have greater scale, broader financing sources or a more streamlined ability to obtain third-party approvals and consents.

Origination and Servicing

Newrez competes with both bank and non-bank lenders and servicers across multiple segments of the residential mortgage market. Competition in loan production is based primarily on product offerings, pricing (including rates and fees), brand recognition, service levels and speed and certainty of execution. Competition in servicing and subservicing is based on pricing, servicing performance, operational capabilities, compliance and risk management infrastructure, scale and technology and process efficiency. Counterparties also evaluate a servicer’s ability to meet applicable federal, state and local regulatory requirements and investor and agency standards.

Residential Transitional Lending

In our Residential Transitional Lending segment, Genesis competes with regional banks, private lending institutions, mortgage REITs, specialty finance companies and other residential real estate lenders for both borrowers and lending opportunities. Competition is based on pricing, underwriting standards, speed and certainty of execution, product flexibility, sponsor relationships and service levels. Competitive pressures may affect loan yields, origination volumes and the terms and structures available for financing and securitizing RTL loans.

Asset Management

The asset management industry is highly competitive, and we compete globally and regionally with alternative and traditional investment managers for both investor capital and investment opportunities. Competitors include hedge funds, private credit and distressed debt funds, mezzanine funds, CLO managers and issuers, public and private investment firms, business development companies, investment banks, real estate companies and other financial institutions. Competition may affect our ability to raise and retain AUM, deploy capital on attractive terms and attract and retain investment professionals. Many competitors have greater resources, longer track records in certain strategies, broader product offerings and larger distribution platforms. In addition, competitors may be subject to different regulatory regimes or constraints, which may provide them greater flexibility to pursue certain investments or product structures. For additional information regarding competitive risks, see “Risk Factors—Risks Related to Our Business—Risks Related to our Asset Management Business—Competitive pressures in the asset management business could materially and adversely affect our business, financial condition and/or results of operations.”

We cannot assure you that we will be successful in competing in the markets in which we operate. Competitive pressures may limit our ability to source assets, grow AUM, maintain margins or achieve our business objectives.

Investment Portfolio

In acquiring, financing and managing investments within our Investment Portfolio segment, we compete with a range of institutional investors and asset owners, including banks, insurance companies, asset managers, mortgage REITs, private equity firms, hedge funds and other investment vehicles. Competitive conditions can affect pricing, asset availability, financing terms and the pace and certainty with which transactions can be executed.

Human Capital

Our executive management team oversees our human capital resources and employment practices, including workforce planning, talent development and compliance with applicable employment laws and regulations. These practices are designed to support our operations as a manager of assets and investments across the real estate and financial services sectors. As of December 31, 2025, we employed approximately 7,240 employees, of which 5,630 employees were in Origination and Servicing. Certain employees of one of our subsidiaries are represented by labor unions and are covered by collective bargaining agreements, including Local 94 (engineers) and 32BJ (security guards). As of December 31, 2025, approximately 175 employees were covered by these agreements.

Our human capital function oversees the employee lifecycle, including recruitment, onboarding, training, development, promotion and retention. Workforce needs are assessed across our operating segments based on business requirements and functional expertise. For investment, asset management and other specialized roles, we seek candidates with relevant experience and technical expertise and may engage external recruiting firms where appropriate.

We are committed to providing equal employment opportunities and maintaining a workplace that is free from discrimination, harassment and retaliation. Our employment practices comply with applicable federal, state and local laws, and we recruit, hire, assign and promote employees without regard to race, color, national origin, religion, age, sex, pregnancy, sexual orientation, gender identity or expression, disability, genetic information, veteran status or any other status protected by law.

We maintain policies and procedures designed to promote ethical conduct, compliance, corporate governance and effective internal controls. These include codes of ethics, anti-discrimination and harassment prevention policies, retaliation policies and related reporting and investigation procedures. Employees and managers participate in periodic training, including required harassment prevention training, and we maintain reporting mechanisms to address workplace concerns.

We periodically review and update our employment-related policies and practices to reflect changes in legal requirements, regulatory expectations and business needs. We also work to ensure consistent application of these policies across our operating companies.

Compensation and Benefits

We consider employee engagement and retention to be important to our operations and seek to offer compensation and benefits that are competitive within our industry and aligned with individual roles, responsibilities and performance, as well as industry standards. Our compensation programs generally include a combination of fixed and variable components, such as base salary, cash bonuses and, for certain employees, equity-based compensation.

Performance is evaluated through formal review processes, and compensation decisions consider individual contributions, experience, seniority and market conditions. Managers are encouraged to provide ongoing feedback in addition to periodic reviews.

We offer a comprehensive benefits program to eligible employees, which includes medical, dental and vision coverage, life and long-term disability insurance, critical illness and supplemental accident coverage and paid time off. We also provide access to an Employee Assistance Program that offers confidential support services to employees and their household members.

Legal Proceedings

For a discussion of our legal proceedings, see Item 3. “Legal Proceedings” in this report.

Corporate Governance

We maintain corporate governance policies and practices designed to promote ethical conduct, effective oversight and compliance with applicable laws and regulations. Our board of directors is comprised of a majority of independent directors, and the Audit, Nominating and Corporate Governance, Compensation and Regulatory Committees are composed solely of independent directors. We have adopted corporate governance guidelines and codes of business conduct and ethics that set forth standards applicable to our directors, executive officers and employees.

Website Access to Rithm Capital Reports

We file and furnish annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings are available on the SEC’s website at http://www.sec.gov.

Our website is www.rithmcap.com. We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of our directors and executive officers, and any amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We also make available on our website, in the “Investors—Governance” section, our committee charters, Corporate Governance Guidelines and Code of Business Conduct and Ethics. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully read and consider the following risk factors, together with the other information contained in this Annual Report. Any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our business, financial condition, cash flows or results of operations.

Risks Related to Our Business

We may not be able to successfully execute our business strategy, which could adversely affect our business, financial condition, cash flows and/or results of operations.

We cannot assure you that we will be able to successfully operate our business, including executing on our strategy to operate as a diversified investment and asset management platform focused on real estate, credit and financial services. This strategy depends on our ability to allocate capital effectively across operating businesses, balance sheet investments and fee-based asset management activities, integrate operating capabilities within our asset management businesses and adapt to changing market and regulatory conditions. Additionally, our results of operations depend on several factors in addition to our business strategy, including, but not limited to, the availability of opportunities to acquire attractive assets or make attractive investments, the efficient management and financing of those assets, the integration of acquired businesses, including Crestline and Paramount, our ability to attract and retain talent, our ability to respond to changes in interest rates and our ability to comply with complex regulatory requirements. There can be no assurance that our business strategy will be successful or that we will be able to generate sustainable or sufficient returns. Additionally, we are always evaluating strategic opportunities and, in connection, may initiate new business activities or expand existing business activities, which could expose us to new risks and regulatory compliance requirements. Any failure to execute on, or any impact of the foregoing on, our business strategy could materially and adversely affect our business, financial condition, cash flows or results of operations.

Our business model exposes us to complex operational risks across multiple businesses and asset classes.

We operate through multiple business segments, including (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management and (iv) Investment Portfolio, and have increasingly undertaken business initiatives to expand the breadth of our operations and product offerings. Each of our business segments has distinct operational, market and regulatory risks, as further described in these risk factors. See “—Risks Related to Origination and Servicing; —Risks Related to Our Residential Transitional Lending Business; —Risks Related to Our Asset Management Business; and —Risks Related to Our Investment Portfolio.” Effectively and efficiently managing our business activities within an integrated platform increases operational complexity and execution risk in each segment and for the business as a whole. Failures in risk management, controls, systems, personnel or oversight for any reason in any segment could adversely affect other parts of our platform and result in operational disruptions, reputational harm, including the reduced ability to raise capital or grow AUM, financial losses or regulatory scrutiny. Any of these outcomes individually, or a combination of these outcomes, could materially and adversely affect our ability to execute our strategy and could have a material adverse effect on our, business, financial condition or results of operations.

The valuation of certain of our assets and investments requires significant judgment and is based on various assumptions, and changes in, or the use of incorrect, valuation assumptions could materially adversely affect our business, financial condition, cash flows, results of operations and/or fee revenues.

A significant portion of our assets and activities involve valuations that are not based on readily observable market prices and instead rely on models, estimates and assumptions in order to project the cash flows from our investments and determine the fair value thereof. Importantly, a valuation is only an estimate of value and is not a precise measure of realizable value. Such models, estimates and assumptions include, but are not limited to, assumptions about interest rates, discount rates, prepayment speeds, recapture rates, credit performance, liquidity, market spreads, historical and expected trends, operating costs and asset-level cash flows. Further, we and our funds invest in various assets for which there is no active market, and valuations for such non-market-traded assets could incorporate the use of third-party price evaluations, stress-tested cash flow projections, sector-

specific risk assessment accounting, trading prices of comparable publicly traded instructions and/or restrictions on transferability and marketability discounts. Each of these inputs involve significant judgment and may not reflect the prices we could realize in an actual transaction, which could result in material valuation adjustments and adversely affect our financial results and fee revenues.

These valuation judgments affect assets and activities across each of our segments, including MSRs and servicer advance assets within Origination and Servicing; residential transition loans and related financing structures within Residential Transitional Lending; assets under management and performance-based fees within Asset Management; and residential mortgage loans, non-Agency RMBS, consumer loans, Excess MSRs, commercial real estate (“CRE”) investments and SFR properties within Investment Portfolio.

Our assumptions used in our valuations could differ materially from actual results. In some cases, the use of different estimates or assumptions could instead produce materially different fair values, which could have a material adverse effect on our consolidated financial position and/or results of operations.

Changes in market conditions, borrower behavior, asset performance or the availability of market data, as well as differences between our assumptions and actual outcomes, could result in material changes to asset valuations, earnings volatility, reduced fee income, impairment charges or adverse impacts on liquidity, leverage ratios and regulatory or contractual compliance. Such material changes could additionally impact our ability to distribute dividends, limit our capital-raising initiatives, result in cross-defaults under financing facilities and/or require financial restatements, eroding investor confidence. Ultimately, changes in valuations or incorrect valuations could have a material adverse effect on our business, financial condition, cash flows and/or results of operations.

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

Interests in MSRs are highly illiquid and may be subject to numerous restrictions on transfers, including, without limitation, the receipt of third-party consents. For example, the Servicing Guidelines (as defined below) of a mortgage owner may require that holders of Excess MSRs obtain the mortgage owner’s prior approval of any change of direct ownership of such Excess MSRs, and such approval may be withheld for any reason or no reason in the discretion of the mortgage owner. Moreover, we have not received and do not expect to receive any assurances from any GSEs that their conditions for the sale by us of any interests in MSRs will not change. Therefore, the potential costs, issues or restrictions associated with receiving such GSEs’ consent for any such dispositions by us cannot be determined with any certainty. Additionally, interests in MSRs may entail complex transaction structures and the risks associated with the transactions and structures are not fully known to buyers or sellers. As a result of the foregoing, we may be unable to locate a buyer at the time we wish to sell interests in MSRs. There is some risk that we would be required to dispose of interests in MSRs either through an in-kind distribution or other liquidation vehicle, which would, in either case, provide little or no economic benefit to us, or a sale to a co-investor in the interests in MSRs, which may be an affiliate. Accordingly, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of interests in MSRs. We may not benefit from the full term of the assets and for the aforementioned reasons may not receive any benefits from the disposition, if any, of such assets.

In addition, some of our real estate and other financial instruments that are securities, including many of the investments held by our funds, may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition unless such securities are registered or are sold in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, it is possible we or our funds may be forced to sell such investments at a loss, fail to realize any profits from such investments or be required to hold such investments for a considerable time. There are also no established trading markets for a majority of our intended investments.

Moreover, certain of our investments, including our investments in consumer loans and certain of our interests in MSRs, are made indirectly through a vehicle that owns the underlying assets. Our ability to sell our interests may be contractually limited or prohibited by the contractual arrangements of such vehicles. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

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

Government intervention in the mortgage and credit markets may create uncertainty, lead to increased volatility and impact liquidity of certain mortgage products and could adversely affect our business, financial condition and/or results of operations.

We have significant exposure to residential mortgage loans, mortgage-backed securities (“MBS”), structured credit products and related investments whose value and performance are sensitive to changes in interest rates, prepayment speeds, market liquidity and investor demand. Recent announcements by the U.S. federal government regarding potential large-scale purchases of MBS by the GSEs could signal an increased willingness by the executive branch to intervene directly in mortgage and credit markets. Such actions may materially affect mortgage interest rates, credit spreads, asset valuations, liquidity, market participation and investor behavior across mortgage-related and other fixed-income markets and could adversely affect the fair value of our investments, the effectiveness of our hedging strategies, and/or our ability to deploy or reposition capital on attractive terms.

The scope, timing, duration, legal authority and ultimate implementation of such government actions are uncertain and subject to change, and additional or expanded interventions may occur in the future. These developments could also increase regulatory, operational and market uncertainty, complicate risk management and forecasting, and negatively impact our financial condition, results of operations and/or cash flows.

The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, including environmental risks, which could adversely affect the performance of our investments, our results of operations and financial condition.

The geographic distribution of the loans underlying, and collateral securing, our investments, including our interests in mortgage loans, RTLs, MSRs and servicer advances, exposes us to risks associated with the real estate and commercial lending industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increases in energy costs; increases in unemployment; costs resulting from the clean-up of, and liability to, third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, hurricanes, earthquakes, wildfires or other natural disasters; and changes in interest rates.

As of December 31, 2025, 16.5% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, 11.6% of originated Newrez mortgage loans with a total UPB of approximately $0.4 billion, and 36.8% of Genesis RTLs with a total UPB of approximately $1.3 billion were secured by properties located in California, which are particularly susceptible to natural disasters such as fires, earthquakes and mudslides. For example, in January 2025, significant wildfires in Los Angeles County resulted in displacement and widespread destruction of homes and other infrastructure. As of December 31, 2025, approximately 8,478 Newrez mortgage loans with a total UPB of approximately $3.0 billion were secured by properties in the FEMA-declared disaster area due to the January 2025 California wildfires. Damage from the January 2025 California wildfires led to, and similar natural disasters in the future could lead to, delayed payments and increased expenses, including advances during forbearance and/or the rebuilding period. Additionally, borrowers have in the past and may in the future face challenges such as insufficient insurance coverage to fully rebuild their homes or satisfy the UPB of their mortgage loans.

As of December 31, 2025, 8.0% of the total UPB of the residential mortgage loans underlying our Excess MSRs and MSRs, 7.6% of originated Newrez mortgage loans with a total UPB of approximately $262.6 million, and 12.0% of Genesis RTLs with a total UPB of approximately $431.1 million were secured by properties located in Florida, which are particularly susceptible to natural disasters such as hurricanes and floods. As a result of this concentration, we may be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations, cash flows and financial condition could suffer a material adverse effect.

The value of our interests in MSRs, servicer advances, residential mortgage loans, RTLs and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.

Under the terms of the agreements governing our servicer advance investments and MSRs, we (in certain cases, together with third-party co-investors) are required to make or purchase servicer advances on certain loan pools. While a residential mortgage loan is in foreclosure, servicers are generally required to continue to advance delinquent principal and interest and to also make advances for delinquent taxes and insurance and foreclosure costs and the upkeep of vacant property in foreclosure to the extent it determines that such amounts are recoverable. Servicer advances are generally recovered when the delinquency is resolved.

Foreclosure moratoria or other actions that lengthen the foreclosure process increase the amount of servicer advances we are required to make and we are required to purchase, lengthen the time it takes for us to be repaid for such advances and increase the costs incurred during the foreclosure process. Servicers, including Newrez, have faced, and may continue to face, increased delays and costs in the foreclosure process. In addition, servicer advance financing facilities contain provisions that modify the advance rates for, and limit the eligibility of, servicer advances to be financed based on the length of time that servicer advances are outstanding, and, as a result, an increase in foreclosure timelines has in the past and could in the future further increase the amount of servicer advances that we need to fund with our own capital. Such increases in foreclosure timelines have in the past and could in the future increase our need for capital to fund servicer advances (which do not bear interest), which would increase our interest expense, reduce the value of our investment and potentially reduce the cash that we have available to pay our operating expenses or to pay dividends.

Additionally, regulatory developments with respect to foreclosure practices could result in increases in the amount of servicer advances and the length of time to recover servicer advances, fines or increases in operating expenses, and decreases in the advance rate and availability of financing for servicer advances, leading to increased borrowings, reduced cash and higher interest expenses which could negatively impact our liquidity and profitability. Although the terms of our servicer advance investments contain adjustment mechanisms that would reduce the amount of performance fees payable if servicer advances exceed pre-determined amounts, those fee reductions may not be sufficient to cover the expenses resulting from longer foreclosure timelines.

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

While we believe that the sellers and servicers would be in violation of the applicable Servicing Guidelines to the extent that they have improperly serviced or in the future may improperly mortgage loans or improperly executed documents in foreclosure or bankruptcy proceedings, or do not comply with the terms of servicing contracts when deciding whether to apply principal reductions, it may be difficult, expensive, time consuming and, ultimately, uneconomic for us to enforce our contractual rights. While we cannot predict exactly how the servicing and foreclosure matters or the resulting litigation or settlement agreements will affect our business, there can be no assurance that these matters will not have an adverse impact on our results of operations, cash flows and financial condition.

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

When available, a match funding strategy mitigates the risk of not being able to refinance an investment on favorable terms or at all. However, we may elect to bear a level of refinancing risk on a short-term or longer-term basis, as in the case of investments financed with repurchase agreements, when, based on our analysis, we determine that bearing such risk is advisable or unavoidable. In addition, we may be unable, as a result of conditions in the credit markets, to match fund our investments. For example, non-recourse term financing not subject to margin requirements has been more difficult to obtain, which impairs our ability to match fund our investments. Moreover, we may not be able to enter into interest rate swaps. A decision not to, or the inability to, match fund certain investments exposes us to additional risks.

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

There are limits to the ability of any hedging strategy to protect us completely against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of any items that we hedge. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. We also cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, our hedging strategy may limit our flexibility by causing us to refrain from taking certain actions that would be potentially profitable but would cause adverse consequences under the terms of our hedging arrangements. Moreover, our hedging strategy may reduce our liquidity position by causing us to take certain actions, such as taking physical delivery of the underlying securities and funding those assets with cash or other financing sources if it were to become uneconomical to roll our TBA contracts into future months.

The REIT provisions of the Internal Revenue Code limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value in excess of the amounts that would cause us to fail the REIT gross income and asset tests. See “—Risks Related to Our Taxation as a REIT—Complying with the REIT requirements may limit our ability to hedge effectively.”

Accounting for derivatives under generally accepted accounting principles (“GAAP”) is complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect us. In addition, under applicable accounting standards, we may be required to treat some of our investments as derivatives, which could adversely affect our results of operations.

Market and political conditions could negatively impact our business, results of operations, cash flows and/or financial condition.

The markets in which we operate are affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant negative impact on us. These factors include, among other things:

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
•the impacts of inflation;
•uncertainty related to U.S. federal fiscal, tax, tariff, trade, including sanctions, immigration or regulatory policy;
•political uncertainty or civil unrest in the U.S. and abroad;
•geopolitical uncertainty related to the war in Ukraine, ongoing tensions in the Middle East, including in Iran, tensions related to the control of Arctic regions and U.S. foreign policy in Latin America, including in Venezuela;
•terrorism or cyber terrorism;
•the occurrence of natural disasters or global pandemics;
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

Changes in these factors are difficult to predict and a change in one factor can affect other factors. Further, at various points in time, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of assets, resulting in difficulty in obtaining accurate mark-to-market valuations and causing a negative perception of the state of the real estate markets and of REITs generally. Market conditions could be volatile or could deteriorate as a result of a variety of factors beyond our control with material and adverse effects to our financial condition, results of operations, cash flows and/or business.

The residential mortgage loans underlying the securities we invest in and the loans we originate and/or directly invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

Our MBS are securities backed by mortgage loans. Many of the RMBS in which we invest are backed by collateral pools of subprime residential mortgage loans, which are mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represent a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Subprime mortgage loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. To the extent losses are realized on the loans underlying the securities in which we invest, we may not recover the amount invested in, or, in extreme cases, any of our investment in such securities.

Residential mortgage loans, including manufactured housing loans, HELOCs and subprime mortgage loans, are secured by single-family residential properties and are also subject to risks of delinquency and foreclosure and risks of loss. A significant portion of the residential mortgage loans that we acquire are, or may become, sub-performing loans, non-performing loans or REO assets where the borrower has failed to make timely payments of principal and/or interest. As part of the residential mortgage loan portfolios we purchase, we also may acquire performing loans that are or subsequently become sub-performing or non-performing, meaning the borrowers fail to timely pay some or all of the required payments of principal and/or interest.

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

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties, and we have counterparty concentration risk in certain of our financing partners and subservicers.

We have counterparty concentration risks in connection with certain of our business partners. The value of certain of our investments is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. With respect to our third-party subservicers, we have counterparty risk, with 20.0% of our Company-issued non-Agency securities being serviced by Rocket and 18.0% being serviced by Onity Group Inc. (formerly known as Ocwen Financial Corporation) as of December 31, 2025 and 5.5% and 3.6% of our interests in MSRs being subserviced by PHH Mortgage Corporation (“PHH”) and Valon Mortgage, Inc. (“Valon”), respectively. As a result, we could be adversely affected if one of our third-party subservicers is unable to adequately carry out its duties as a result of:

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

In the event of a counterparty default, particularly a default by a major investment bank, commercial bank, other financial institution or subservicer, we could incur material losses rapidly, and the resulting market impact of a major counterparty default could seriously harm our business, results of operations, cash flows and/or financial condition. In the event that one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. Any loss suffered by us as a result of a counterparty defaulting, refusing to conduct business with us or imposing more onerous terms on us would also negatively affect our business, results of operations, cash flows and financial condition.

Certain vendors we engage have operations in foreign jurisdictions that could be adversely affected by political, economic, regulatory or other conditions.

Certain vendors we engage have operations located outside the United States, including in jurisdictions that may experience greater political, social or economic instability than the U.S. and may have less developed infrastructure to withstand or recover from political unrest, natural disasters, global pandemics, cyber incidents or other disruptions. Deterioration in local conditions in one or more of these jurisdictions, or disruptions affecting the global movement of labor, data or services, could impair such vendors’ ability to deliver services to us on a timely basis, at acceptable quality levels or at all.

In addition, the political, regulatory or trade climate in the U.S. or in other countries where our vendors operate could change in a manner that makes it unlawful, impractical or more costly for us to utilize vendors with international operations as we currently do, including, but not limited to, due to sanctions, export controls, restrictions on cross-border data transfers, localization requirements, labor or immigration restrictions, taxation changes or other governmental actions. If we could no longer utilize, or were required to materially reduce reliance on, vendors operating in one or more foreign jurisdictions—or if our vendors were required to transfer some or all of their operations to other geographic areas—we could incur significant transition costs, face delays or service interruptions, and experience higher ongoing costs. Any of these outcomes could materially and adversely affect our business, financial conditions, results of operations and cash flows.

Risks Related to Origination and Servicing

The servicing of residential mortgage loans subjects certain of our subsidiaries to various operational risks that could have a negative impact on our financial results.

Certain of our subsidiaries, including Newrez and Genesis, perform various mortgage and real estate related services and have origination and servicing operations, which entail borrower-facing activities and employing personnel.

The value of certain of our investments, including our interests in MSRs, is dependent on the satisfactory performance of servicing obligations by the related mortgage servicer or subservicer, as applicable. Our interests in MSRs relate to loans serviced or subserviced, as applicable, by us or, in certain limited instances, third-party subservicers. If the servicer is terminated or the servicer’s servicing performance deteriorates, our expected returns on these investments could be severely impacted. If one of our third-party subservicers files for bankruptcy it could additionally impact our returns on our interests in MSRs serviced by such subservicer.

The duties and obligations of mortgage servicers are defined through contractual agreements, generally referred to as Servicing Guides in the case of GSEs, the MBS Guide in the case of Ginnie Mae or pooling agreements, securitization servicing agreements, pooling and servicing agreements or other similar agreements (collectively, “PSAs”) in the case of non-Agency securities (collectively, the “Servicing Guidelines”). The duties of the subservicers we engage, or, if we are engaged as subservicer, our duties, to service the loans underlying our MSRs are contained in subservicing agreements and may not be identical to the obligations of the servicer under Servicing Guidelines. Our interests in MSRs are subject to all of the terms and conditions of the applicable Servicing Guidelines. Servicing Guidelines generally provide for the possibility of termination of the contractual rights of the servicer in the absolute discretion of the owner of the mortgages being serviced (or the required bondholders in the case of non-Agency securities). Under the Agency Servicing Guidelines, the servicer may be terminated by the applicable Agency for any reason, “with” or “without” cause, for all or any portion of the loans being serviced for such Agency. In the event mortgage owners (or bondholders) or an Agency terminate the servicer, the servicer’s right to service the related mortgage loans will be extinguished and the related interests in MSRs would under most circumstances lose all value on a go forward basis. Any recovery in such circumstances, in the case of non-Agency securities, will be highly conditioned and may require, among other things, a new servicer willing to pay for the right to service the applicable residential mortgage loans while assuming responsibility for the origination and prior servicing of the residential mortgage loans. In the case of Agency MSRs, any payment received from a successor servicer will be applied first to pay the applicable Agency for all of its claims and costs, including claims and costs against the servicer that do not relate to the residential mortgage loans for which we own interests in the MSRs. A termination could also result in an event of default under our related financings. It is expected that any termination of a servicer by mortgage owners (or bondholders) would take effect across all mortgages of such mortgage owners (or bondholders) and would not be limited to a particular vintage or other subset of mortgages. Therefore, it is possible that all investments with a given servicer would lose all their value in the event mortgage owners (or bondholders) terminate such servicer.

Additionally, loss mitigation techniques are an obligation of the servicer and intended to reduce the probability that borrowers will default on their loans and to minimize losses when defaults occur, and they may include the modification of mortgage loan rates, principal balances and maturities. If the servicer fails to adequately perform its loss mitigation obligations, we could be required to make or purchase, as applicable, servicer advances in excess of those that we might otherwise have had to make or purchase and the time period for collecting servicer advances may extend. Any increase in servicer advances or material increase in the time to resolution of a defaulted loan could result in increased capital requirements and financing costs for us and our co-investors and could adversely affect our liquidity and net income. In the event that one of our servicers from which we are obligated to purchase servicer advances is required by the applicable Servicing Guidelines to make advances in excess of amounts that we are willing or able to fund, such servicer may not be able to fund these advance requests, which could result in a termination event under the applicable Servicing Guidelines, an event of default under our advance facilities and a breach of our purchase agreement with such servicer. As a result, we could experience a partial or total loss of the value of our servicer advance investments.

Favorable servicer ratings from third-party rating agencies, such as S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”), are important to the conduct of a mortgage servicer’s loan servicing business, and a downgrade in Newrez’s or NRM’s servicer ratings could have an adverse effect on the value of our interests in MSRs and result in an event of default under our financings. Downgrades in servicer ratings could adversely affect our ability to finance our assets and maintain their status as an approved servicer by Fannie Mae and Freddie Mac. Downgrades in servicer ratings could also lead to the early termination of existing advance facilities and affect the terms and availability of financing that we may seek in the future. Our failure to maintain favorable or specified ratings may cause their termination as a servicer and may impair their ability to consummate future servicing transactions, which could result in an event of default under our financing for servicer advances and have an adverse effect on the value of our investments.

In the ordinary course of business, servicers, including Newrez, MSRs and servicer advances are each subject to numerous legal proceedings, federal, state or local governmental examinations, investigations or enforcement actions which could adversely affect their reputation and their liquidity, financial position and/or results of operations. Mortgage servicers have experienced heightened regulatory scrutiny and enforcement actions, including the recent increase in state regulatory enforcement, and we could be adversely affected by the market’s perception that we could experience regulatory issues. If a servicer actually or allegedly failed to comply with applicable laws, rules or regulations, it could be terminated as the servicer, and could lead to civil and criminal liability, loss of licensing, damage to our reputation and litigation, which could have a material adverse effect on our business, financial condition, results of operations and/or cash flows. See “Risks Related to the Financial Markets and Our Regulatory Environment—Certain of our subsidiaries have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.”

Additionally, servicers are subject to various other risks, including, but not limited to those pertaining to:

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
•changes in prepayment rates (see also “—Risks Related to our Investment Portfolio—Prepayment rates on our residential mortgage loans and those underlying our real estate and other securities may adversely affect our profitability.”)
•maintaining the size of the related servicing portfolio and the volume of the origination business;
•compliance with FHA underwriting guidelines; and
•termination of government mortgage refinancing programs.

Any of the foregoing risks, among others, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

For additional information about the ways in which we may be affected by mortgage servicers, see “—The value of our interests in MSRs, servicer advances, residential mortgage loans, RTLs and RMBS may be adversely affected by deficiencies in servicing and foreclosure practices, as well as related delays in the foreclosure process.”

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

A substantial portion of our loan originations is sourced through correspondent sellers and disruptions in this channel could adversely affect our business.

For the year ended December 31, 2025, approximately 70% of our total origination volume is derived from our correspondent channel. As a result, our business, financial condition and results of operations are highly dependent on the continued participation, financial condition and operational performance of third-party correspondent lenders over whom we have limited control. Volumes from this channel may decline or become more volatile due to competitive pricing pressures, changes in seller relationships, consolidation or market exit by correspondent lenders, disruptions in warehouse financing or shifts in investor appetite for correspondent-originated loans. In addition, loans acquired through the correspondent channel may expose us to heightened credit, fraud and operational risks, including early payment defaults and repurchase or indemnification obligations, which may be difficult to enforce if a correspondent seller experiences financial distress or insolvency. Any material disruption or deterioration in the correspondent channel could adversely affect our origination volumes, margins, liquidity and financial performance.

Failure to successfully modify, resell or refinance early buyout loans or defaults of early buyout loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

As a mortgage servicer, we have an EBO for loans at least three months delinquent in our Ginnie Mae MSR portfolio. As of December 31, 2025, Rithm Capital holds approximately $4.0 billion in residential mortgage loans subject to repurchase on its consolidated balance sheets. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased, because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or a default of a significant portion of the repurchased Ginnie Mae loans may adversely affect our business, financial condition, liquidity and/or results of operations.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties, and such approvals may not be provided on a timely basis or at all, or may be subject to conditions, representations and warranties and indemnities.

Our ability to acquire and/or transfer MSRs may be subject to the approval of various third parties, and such approvals may not be provided on a timely basis or at all or may be conditioned upon our satisfaction of significant conditions which could require material expenditures and the provision of significant representations, warranties and indemnities. Such third parties may include the Agencies and the Federal Housing Finance Agency (“FHFA”) with respect to agency MSRs and securitization trustees, master servicers, Depositors (as defined below), rating agencies and insurers, among others, with respect to non-Agency MSRs. The process of obtaining any such approvals required for a servicing transfer, especially with respect to non-Agency MSRs, may be time consuming and costly and we may be required to expend significant internal resources and incur material expenses in connection with such transactions. Further, the parties from whom approval is necessary may require that we provide significant representations and warranties and broad indemnities as a condition to their consent, which such representations and warranties and indemnities, if given, may expose us to material risks in addition to those arising under the related servicing agreements. Consenting parties may also charge a material consent fee and may require that we reimburse them for the legal expenses they incur in connection with their approval of the servicing transfer, which such expenses may include costs relating to substantial contract due diligence and may be significant. No assurance can be given that we will be able to successfully obtain the consents required to acquire the MSRs that we have agreed to purchase.

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

A failure to maintain minimum servicer ratings could have an adverse effect on our business, financing activities, financial condition and/or results of operations.

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

Any of the above could adversely affect our business, financial condition and/or results of operations.

There may be difficulties with integrating the loans underlying MSR acquisitions involving servicing transfers into the successor servicer’s servicing platform, which could have a material adverse effect on our results of operations, financial condition and liquidity.

In connection with certain MSR acquisitions, servicing is transferred from the seller to us or, in certain circumstances, to a subservicer appointed by us. The ability to integrate and service the assets acquired will depend in large part on the success of the servicer’s integration of expanded servicing capabilities with its current operations. We may fail to realize some or all of the anticipated benefits of these transactions if the integration process takes longer, or is more costly, than expected. Potential difficulties we may encounter during the integration process with the assets acquired in MSR acquisitions involving servicing transfers include, but are not limited to, the following:

•the integration of the portfolio into the applicable servicer’s information technology platforms and servicing systems;
•the quality of servicing during any interim servicing period after we purchase the portfolio but before servicing is transferred;
•incomplete or inaccurate files and records;
•the retention of existing customers;
•the creation of uniform standards, controls, procedures, policies and information systems;
•the occurrence of unanticipated expenses; and
•potential unknown liabilities associated with the transactions, including legal liability related to origination and servicing prior to the acquisition.

Our failure to meet the challenges involved in successfully integrating the assets acquired in MSR acquisitions involving servicing transfers with our current business could impair our operations. For example, it is possible that the data our applicable servicer acquires upon assuming the direct servicing obligations for the loans may not transfer from the seller’s platform to its systems properly. This may result in data being lost, key information not being locatable on servicer’s systems, or the complete failure of the transfer. If our employees are unable to access customer information easily or are unable to produce originals or copies of documents or accurate information about the loans, collections could be affected significantly, and our servicer may not be able to enforce its right to collect in some cases. Similarly, collections could be affected by any changes to our applicable servicer’s collections practices, the restructuring of any key servicing functions, transfer of files and other changes that occur as a result of the transfer of servicing obligations from the seller to our subservicer.

We may become subject to fines or other penalties based on the conduct of mortgage loan originators and brokers that originate residential mortgage loans related to MSRs that we acquire, and the third-party servicers we may engage to subservice the loans underlying MSRs we acquire.

We have acquired MSRs and may in the future acquire additional MSRs from third-party mortgage loan originators, brokers or other sellers, and we therefore are or will become dependent on such third parties for the related mortgage loans’ compliance with applicable law, and in certain circumstances, on third-party mortgage servicers, to perform the day-to-day servicing on the mortgage loans underlying any such MSRs. Mortgage loan originators and brokers are subject to strict and evolving consumer protection laws and other legal obligations with respect to the origination of residential mortgage loans. These laws and regulations include the residential mortgage servicing standards “ability-to-repay” and “qualified mortgage” regulations promulgated by the CFPB. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. These laws may be highly subjective and open to interpretation, and, as a result, a regulator or court may determine that that there has been a violation where an originator or servicer of mortgage loans reasonably believed that the law or requirement had been satisfied. Failure or alleged failure by originators or servicers to comply with these laws and regulations could subject us to state or CFPB administrative proceedings, which could result in monetary penalties, license suspensions or revocations, or restrictions to our business, all of which could adversely impact our business and financial results and damage our reputation.

The mortgage servicing rules promulgated by the CFPB include provisions relating to, among other things, periodic billing statements and disclosures, responding to borrower inquiries and complaints, force-placed insurance and adjustable-rate mortgage interest rate adjustment notices. Further, the mortgage servicing rules require servicers to, among other things, make good faith early intervention efforts to notify delinquent borrowers of loss mitigation options, to implement specified loss mitigation procedures and, if feasible, exhaust all loss mitigation options before proceeding to foreclosure. Proposed updates to further refine these rules have been published and will likely lead to further changes in requirements applicable to servicing mortgage loans.

In addition to Newrez, in certain instances, we engage third-party servicers to subservice mortgage loans relating to MSRs we acquire. It is therefore possible that a third-party servicer’s failure to comply with the new and evolving servicing protocols could adversely affect the value of the MSRs we acquire. Additionally, we may become subject to fines, penalties or civil liability based upon the conduct of any third-party servicer who services mortgage loans related to MSRs that we have acquired or will acquire in the future.

Our introduction of new underwriting programs involving digital assets could subject us to increased regulatory, market and operational risks.

Our subsidiary, Newrez, recently introduced a program to recognize certain cryptocurrency assets (including Bitcoin, Ethereum, U.S. dollar-backed stablecoins and SEC-approved spot cryptocurrency exchange traded funds) as qualifying assets in the mortgage underwriting process without requiring liquidation of such holdings. Under this program, eligible crypto assets held on U.S.-regulated cryptocurrency exchanges and retail financial technology apps, SEC/Financial Industry Regulatory Authority (“FINRA”) regulated brokerages or nationally chartered banks under oversight of the Office of the Comptroller of Currency may be used for asset verification and income estimation in mortgage applications, while all loan payments and closing funds must continue to be paid in U.S. dollars.

This initiative exposes us to a number of unique risks:

•Volatility and Valuation Risk. Cryptocurrency markets are highly volatile and can experience rapid price fluctuations. Although we plan to apply adjusted valuations for crypto assets during underwriting, these adjustments may not fully mitigate the risk of sudden devaluation, which could affect borrower qualification reliability and credit risk assessments. A significant downturn in crypto asset values during the application or underwriting process could materially impact the perceived financial strength of prospective borrowers.

•Regulatory and Compliance Uncertainty. The regulatory framework for cryptocurrencies and digital assets in the United States remains evolving. Future regulatory changes by federal or state authorities, including through rules related to custody, valuation, anti-money laundering, consumer protection or permissible use of digital assets in financial transactions, could restrict or alter our ability to recognize crypto assets in mortgage underwriting. Adverse regulatory developments could increase compliance costs or constrain product offerings.

•Custody and Verification Requirements. Eligible crypto assets for qualification must be held through U.S.-regulated cryptocurrency exchanges and retail financial technology apps, SEC/FINRA regulated brokerages or nationally chartered banks under oversight of the Office of the Comptroller of Currency. Changes in custody standards, platform failures, cybersecurity breaches or inadequate verification processes may undermine the reliability of asset documentation, adversely affecting loan origination quality or exposing us to fraud, operational losses or reputational harm.

•Market Adoption and Competitive Risks. The success of the crypto asset qualification program depends on borrower adoption, market acceptance and competitor responses. If borrowers do not widely adopt this option, or if other lenders implement similar programs more effectively, we may not achieve intended strategic or financial benefits. Additionally, industry-wide volatility or negative sentiment in digital asset markets could reduce demand for mortgage products tied to crypto asset qualification.

•Operational and Risk Management Challenges. Integrating a new asset class into underwriting processes requires robust risk management, valuation models and systems controls. Failures or inadequacies in these areas could lead to incorrect asset valuations, increased default rates or material losses. We may incur additional expenses to develop, maintain, and audit these systems and controls.

Changes in market conditions, regulatory expectations or borrower behavior related to cryptocurrency assets could materially affect our mortgage origination results, risk profile, and financial condition.

Our servicing operations will become dependent on a single third-party SaaS provider, which exposes us to operational, technological and vendor concentration risks.

In January 2026, we entered into an agreement with Valon Technologies, Inc. (“Valon Technologies”) to migrate all of Newrez’s mortgage servicing operations to Valon Technologies’ SaaS servicing platform. The onboarding and migration process is expected to occur over an approximately two-year period, after which we expect to rely on Valon Technologies’ platform for substantially all of our servicing activities.

As a result, our servicing operations will become highly dependent on a single third-party technology provider. Any disruption, performance failure, cybersecurity incident or other impairment of Valon Technologies’ platform could materially adversely affect our ability to service loans, comply with regulatory and investor requirements, maintain accurate records or provide timely and accurate information to borrowers and other stakeholders. The platform will additionally be subject to risks associated with AI. See “—The development and use of AI technology could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business.”

The multi-year migration process also presents operational and execution risks, including risks related to data conversion, system integration, change management, and the potential need to operate multiple servicing systems concurrently. In addition, once the migration is complete, our ability to transition to an alternative servicing platform may be limited by contractual restrictions, switching costs, and the time and expense required to implement a replacement solution.

If Valon Technologies fails to perform as expected, or if we are unable to effectively manage our reliance on its SaaS platform, our servicing operations, financial condition and/or results of operations could be materially adversely affected.

Risks Related to Our Residential Transitional Lending Business

There are certain risks associated with our Genesis business.

Our Genesis business is subject to a number of risks including, but not limited to, the following:

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

•Fix and Flip Risks: Certain of Genesis’s loans are classified as “fix and flip” loans, which provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single-family or multi-family residence, with a view to the borrower selling the property. In connection, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays, or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all.

•Concentration Risk: 36.8% and 12.0% of the UPB of Genesis’s portfolio of active loans are secured by residential real estate located in California, mainly in the Los Angeles area, and in Florida. Genesis’s loan portfolio is also concentrated within construction, renovation and bridge loans. The geographic distribution of Genesis’s loan portfolio exposes it to risks associated with the real estate and commercial lending industry in general, and to a greater extent within the states and regions in which Genesis has concentrated its loans, including risks from natural disasters, such as the January 2025 California wildfires, hurricanes, droughts and floods.

Many of these factors are outside of our control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

The RTLs in which we may invest may be subject to a greater risk of loss than conventional mortgage loans.

Our RTLs include loans to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in a RTL often has identified an undervalued asset that has been under-managed or is located in a recovering market. Additionally, such borrowers often do not qualify for conventional bank financing or could be regarded to be higher risk borrowers. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the RTL, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a RTL. RTLs therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the RTL. In the event of any default under RTLs that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the RTL. To the extent we suffer such losses with respect to RTLs, it may materially and adversely affect us.

Risks Related to Our Asset Management Business

Our asset management business involves certain risks, which could adversely affect our business, financial condition and/or results of operations.

Our asset management business, including, but not limited to, Sculptor, Crestline, the Rithm Advisers and their funds and/or any entities they manage, are subject to certain risks related to the asset management business, the management of funds, the management of other entities, including other publicly traded entities, permanent capital vehicles or non-traded REITs, and the related regulatory environment, which include, but are not limited to:

•Redemption Risk. Investors in certain of our funds or other entities that we manage (collectively, “Client Accounts”) have the right to redeem their investments in such Client Accounts on either an annual or quarterly basis following the expiration of a specified period of time (typically between one and three years) and have in the past and could in the future redeem a significant amount of AUM during any given quarterly period.
•Market Risk. Difficult market conditions can adversely affect our funds in many ways, including by negatively impacting their performance and reducing their ability to raise or deploy capital, reducing AUM and lowering management fee income and incentive income, increasing the cost of financial instruments and executing transactions. In addition, market or idiosyncratic factors may make it difficult to raise new capital from investors into our Client Accounts. Either or both of these circumstances could result in significantly decreased revenues and could have a material adverse effect on our business, financial condition and results of operations.
•Historical Returns. The historical returns attributable to our Client Accounts should not be considered as indicative of the future results of our Client Accounts or any future funds we may raise. Our Client Accounts’ returns, particularly during periods of more extreme market and economic conditions, have benefited from or been impaired by the existence or lack of investment opportunities and such general market and economic conditions, which may not repeat themselves, and there can be no assurance that our current or future funds will be able to avail themselves of profitable investment opportunities. Additionally, the historical rates of return of our Client Accounts reflect such Client Accounts’ historical expenses, which may vary in the future due to factors beyond our control, including changes in laws or regulations.
•Investment Professionals. Our business and financial condition may be materially adversely impacted by the loss of any of our key investment and non-investment professionals. The success of our asset management business depends on the efforts, judgment, business relationships, personal reputations and continued service of our key personnel. If any of our key personnel joined or formed a competitor, our business could suffer a material adverse effect. We additionally do not carry any “key man” insurance that would provide us with proceeds in the event of a key person’s death or disability. In addition, certain fund governing agreements provide that in the event certain key personnel do not devote the requisite time to or leave our business, the investment period may terminate. Our ability to retain and attract managing directors and other investment professionals is critical to the success and growth of our business.
•Leverage Risk. Our Client Accounts may determine to use leverage in investments, which could materially adversely affect our ability to achieve positive rates of return on those investments. The use of leverage poses a significant degree of risk, most notably by significantly increasing the risk of loss associated with leveraged investments that decline in value and enhances the possibility of a significant loss in the value of the investments in our funds.
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
•Valuation Risk. Valuation methodologies for certain assets in our Client Accounts are subject to significant subjectivity and the values established pursuant to such methodologies may never be realized, which could result in significant losses for our funds. See “—The valuation of certain of our assets and investments requires significant judgment and is based on various assumptions, and changes in, or the use of incorrect, valuation assumptions could materially adversely affect our business, financial condition, cash flows, results of operations and/or fee revenues.”
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
•Foreign Investment Risk. Our funds make, and our Client Accounts may in the future make, investments in companies that are based outside of the U.S., exposing us to additional risks not typically associated with investing in companies that are based in the U.S. Such risks include, but are not limited to, currency exchange matters; less developed or efficient financial markets; the absence of uniform accounting, financing and auditing standards and policies; differences in legal and regulatory requirements; fewer investor protections and less stringent requirements relating to fiduciary duties; difficulties in enforcing contracts or claims; a lack of publicly available information; higher rates of inflation; heightened exposure to corruption risk; certain and/or increased economic and political risks; the potential imposition of non-U.S. taxes. Any of these risks could adversely affect our funds’ investments.
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
•Investment Strategy Risk. We invest in a number of industries, products, geographical locations and strategies that entail significant risks and uncertainties, which may, if realized, have a material adverse effect on our business and results of operations. For example:
◦Client Accounts may engage in short selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out.

◦Our Client Accounts may invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth and/or special competitive problems or that are involved in bankruptcy or reorganization proceedings. In such “distressed” situations, it may be difficult to obtain full information as to the exact financial and operating condition of the issuer. Distressed investments may be involved in work-outs, liquidations, spin-offs, reorganizations and similar transactions and may purchase high-risk receivables.
◦Credit risk may be exacerbated through a default by or because of one of several large institutions that are dependent on one another fail to meet their liquidity or operational needs, so that default by one institution causes a series of defaults by the other institutions.
◦Client Account investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the funds write a call option.
◦Our Client Accounts may make real estate investments, including, without limitation, the acquisition of real estate assets, the purchase of loans secured directly or indirectly by real estate and the purchase of public and private market securities backed by real estate assets or mortgage loans secured by real estate, which will be subject to the risks incident to the lending, ownership and operation of commercial and residential real estate.

Our Client Accounts and Client Account investments may be subject to numerous additional risks, which we may not be able to foresee or anticipate. Many of these factors are outside of our control and any one of them could result in a material adverse effect on our financial position, results of operations and cash flows.

We are also subject to risks specific to our management of Rithm Property Trust and R-HOME. We are subject to conflicts of interest arising out of RCM Manager's management of each of Rithm Property Trust and R-HOME, and all of our executive officers may have conflicts between their duties to Rithm Capital and their duties to Rithm Property Trust and R-HOME as such entities’ manager. Additionally, we face risks in connection with the allocation of investment opportunities in the commercial real estate sector between Rithm Capital and Rithm Property Trust. Further, Mr. Nierenberg, our Chief Executive Officer, Chairman of our Board of Directors and President also serves as the Chief Executive Officer and a member of the Board of Directors of Rithm Property Trust and as the Chief Executive Officer, Co-Chief Investment Officer and the chairman of and member of the Board of Trustees of R-HOME. We also hold an investment in the common stock of Rithm Property Trust and the common shares of R-HOME, which may lead us to focus on certain asset acquisitions, dispositions or management objectives over others which could have been accretive to Rithm Property Trust or R-HOME. For further discussion on potential conflicts of interest, see “—General Risks—Our failure to appropriately manage or address conflicts of interest could damage our reputation and adversely affect our business, financial condition and results of operations."

In addition, Rithm Property Trust may elect not to renew the management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”), even without cause. The Rithm Property Trust Management Agreement is in effect until June 11, 2027 and then automatically renews for successive two-year terms. However, with the consent of Rithm Property Trust's independent directors, and upon providing 180-days’ prior written notice, Rithm Property Trust may elect not to renew the Rithm Property Trust Management Agreement. Termination or non-renewal of the Rithm Property Trust Management Agreement would result in the loss of our incentive income therefrom and may adversely affect our business, financial condition and results of operations.

Competitive pressures in the asset management business could materially and adversely affect our business, financial condition and/or results of operations.

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
•Several of our competitors have raised and continue to raise significant amounts of capital, and many of them have or may pursue investment objectives that are similar to ours, which has in the past and could continue to create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit.
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

We may lose fund investors in the future if we do not match or provide more attractive management fees, incentive income arrangements, structures and/or terms than those offered by competitors. However, we may experience decreased revenues if we match or provide more attractive management fees, incentive income arrangements, structures and terms than those offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of our funds relative to investments in other investment products. This competitive pressure could materially adversely affect our ability to make successful investments and limit our ability to raise future successful funds, either of which would materially adversely impact our business, financial condition or results of operations.

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

If we cannot compete successfully based on these and other factors, our AUM, earnings and revenues may be significantly reduced and our business, financial condition and/or results of operations may be materially adversely affected. Furthermore, if we are forced to compete with other alternative asset managers on the basis of fees, we may not be able to maintain our current management fee and incentive income structures, which drive our revenues and earnings. Sculptor has historically competed for fund investors primarily on the investment performance of their funds and their reputation, and not on the level of their fees or incentive income relative to those of their competitors. However, as the alternative asset management sector continues to mature and addresses current market and competitive conditions, there is increasing downward pressure on management fees and a risk that incentive income rates will decline, without regard to the historical performance of a manager. Management fee or incentive income rate reductions on existing or future funds, particularly without corresponding increases in AUM or decreases in our operating costs, could materially adversely affect our business, financial condition and/or results of operations. In addition to the competitive pressures described above, as we diversify by offering new or enhanced products and investment platforms, the average management fee rate we earn on our AUM may fall as a result of a larger proportion of our AUM being invested in products that earn lower management fee rates. Our average management fee will vary from period to period based on the mix of products that comprise our AUM.

Even if we are able to compete successfully based on the factors noted above, it is possible we could lose AUM to our competitors. It is possible that similar circumstances could cause us to experience unusually high redemptions or a decrease in inflows, even if our investment performance and other business attributes are otherwise competitive or superior.

We may be unable to successfully integrate either the Paramount or Crestline businesses and realize the anticipated benefits of either or both the Paramount Acquisition and the Crestline Acquisition.

The success of each of the Paramount Acquisition and the Crestline Acquisition will depend, in part, on our ability to successfully integrate each of Paramount and Crestline with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from each of the combinations. If we are unable to achieve these objectives within the anticipated timeframe, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be harmed.

The integration of each of Paramount and Crestline into our business may result in material challenges, including, without limitation:

•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to integrate Paramount and Crestline into our business;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•retaining existing business relationships, including Paramount’s current tenants and Crestline’s current fund investors, and attracting new business relationships;
•managing disruptions in our, Paramount’s or Crestline’s relationships due to uncertainty regarding the integration of the businesses;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•unanticipated issues and costs in integrating information technology, communications and other systems;
•unanticipated changes in federal or state laws or regulations; and
•unforeseen liabilities or expenses associated with the integration of Paramount and Crestline.

In addition, Paramount is subject to an investigation by the SEC’s Division of Enforcement, as discussed under “—Risks Related to the Financial Markets and Our Regulatory Environment—Certain of our subsidiaries have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.” Many of these factors will be outside of our control and any one of them could result in increased costs, failures in achieving anticipated benefits, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

The Paramount Acquisition provides greater exposure to risks in the commercial real estate industry.

The Paramount Acquisition represents a significant increase in the Company’s commercial real estate portfolio. As we continue to expand into this business segment, our exposure to its risks and uncertainties will be increased. If we are unable to successfully manage these risks, our business, financial condition and/or results of operations could be materially and adversely affected. These risks include:

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

We may not have discovered undisclosed liabilities of each of Paramount or Crestline during our due diligence processes.

In the course of the due diligence review of each of Paramount and Crestline that we conducted prior to the execution of the respective transaction documents for the Paramount Acquisition and the Crestline Acquisition and the completion of the acquisitions, we may not have discovered, or may have been unable to quantify, undisclosed liabilities or other issues of Paramount and its subsidiaries or Crestline and its subsidiaries, respectively, and we do not have rights of indemnification against Paramount and have certain specified rights to indemnification against the Crestline sellers for any such liabilities.

Examples of such undisclosed liabilities or other issues may include, but are not limited to, unpaid taxes, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the Paramount Acquisition and the Crestline Acquisition.

All of the assets acquired in the Paramount Acquisition (the “Paramount Assets”) are located in New York City and San Francisco, and adverse economic or regulatory developments in these areas could negatively affect our results of operations and/or our financial condition.

All of the Paramount Assets are located in New York City and San Francisco. As a result, the success of those assets are dependent on the condition of the economy in those cities, which may expose us to greater economic risks than if we owned a more geographically diverse CRE portfolio. The Paramount Assets are susceptible to adverse developments in New York City and San Francisco economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of Paramount’s real estate portfolio and rental revenues, and thus adversely affect the value of the Paramount Assets. Any of the foregoing could have an adverse effect on our business, results of operations, financial condition and cash flows.

Rithm may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect its value and negatively affects our results of operations and/or financial condition.

As of December 31, 2025, the vacancy rate of the Paramount Assets (at our share) was 14.1%. During 2026, 537,500 square feet (at our share) is scheduled to expire, which represents approximately 8.6% of annualized rents in the Paramount Assets. We cannot guarantee that the expiring leases will be renewed or that the Paramount Assets will be re-leased at rental rates equal to or above current rental rates. If the rental rates of the Paramount Assets decrease and the existing tenants do not renew their leases or the Paramount Assets do not re-lease a significant portion of the available and soon-to-be-available space, the value of the Paramount Assets could be adversely affects and could have an adverse effect on our business, results of operations, financial condition and/or cash flows.

Joint venture partners in 712 Fifth Avenue, One Market Plaza and 300 Mission Street have forced sale rights as a result of which we may be forced to sell these assets to third parties at times or prices that may not be favorable to us.

Partners in the joint ventures that own 712 Fifth Avenue, One Market Plaza and 300 Mission Street have forced sale rights pursuant to which, after a specified period, each may require us to sell the property to a third party. At any time on or after (i) November 24, 2020, with respect to 712 Fifth Avenue, (ii) March 31, 2021, with respect to One Market Plaza and (iii) August 12, 2024, with respect to 300 Mission Street, the joint venture partners may exercise a forced sale right by delivering a written notice designating the sales price and other material terms and conditions upon which the joint venture partner desires to cause a sale of the property. In the case of 712 Fifth Avenue and 300 Mission Street, upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of the joint venture partner for cash at a price equal to the amount the joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). In the case of One Market Plaza, upon exercise of forced sale right, we and the joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor the joint venture partner will be allowed to bid on the property. If the joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, the joint venture partners could require us to sell these properties to third parties at times or prices that may not be favorable to us, which could have an adverse effect on our business, results of operations, financial condition and cash flows.

The Paramount Assets are exposed to risks associated with property redevelopment and repositioning that could adversely affect it.

In June 2022, 60 Wall Street, a 1.6 million square foot Class A office building, in which Paramount owns a 5.0% interest was taken “out-of-service” for redevelopment. To the extent that Paramount continues to engage in redevelopment and repositioning activities with respect to its properties, it will be subject to certain risks, which could adversely affect it, including its financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable;

(iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or materials shortages); (vi) the potential that Paramount may fail to recover expenses already incurred if they abandon development or redevelopment opportunities after they begin to explore them; (vii) the potential that Paramount may expend funds on and devote management time to projects which it does not complete; (viii) the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expenses and construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. Additionally, inflationary pricing may have a negative effect on the construction costs necessary to initiate or complete redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on the value of the Paramount Assets.

We could experience periods of rapid growth and significant declines in AUM, which place significant demands on our legal, compliance, accounting, risk management, administrative and operational resources.

Prior to our acquisition, our subsidiary Sculptor experienced rapid growth and significant declines in AUM, and we may in the future experience the same. Rapid changes in our AUM may impose substantial demands on our legal, compliance, accounting, risk management, administrative and operational infrastructures. The complexity of these demands, and the time and expense required to address them, is a function not simply of the size of the increase or decrease, but also of significant differences in the investing strategies employed within our funds and the time periods during which these changes occur. For example, expanding our product offerings and entering new lines of business place additional demands on our infrastructure. Furthermore, our future growth will depend on, among other things, our ability to maintain and develop highly reliable operating platforms, management systems and financial reporting and compliance infrastructures that are also sufficiently flexible to promptly and appropriately address our business needs, applicable legal and regulatory requirements and relevant market and other operating conditions, all of which can change rapidly.

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

In the first quarter of 2025, we sponsored the $230.0 million initial public offering of the SPAC, formed for the purpose of entering into a business combination with one or more businesses, with a focus on businesses in the financial services, real estate and infrastructure sectors. Through our subsidiary Rithm Acquisition Corp Sponsor LLC, we own substantially all of the SPAC’s outstanding Class B ordinary shares and have the power to significantly influence the SPAC’s activities prior to the completion of a business combination. There are a number of risks associated with our sponsorship of Rithm Acquisition Corp., including, but not limited to, the following:

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

Risks Related to Our Investment Portfolio

We do not have legal title to the MSRs underlying our Excess MSRs or certain of our servicer advance investments.

We do not have legal title to the MSRs underlying our Excess MSRs or certain of the MSRs related to the transactions contemplated by certain of the purchase agreements pursuant to which we acquire servicer advance investments or MSR financing receivables from a third party servicer and are subject to increased risks as a result of the related servicer continuing to own the MSRs. The validity or priority of our interest in the underlying mortgage servicing could be challenged in a bankruptcy proceeding of the servicer and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events might have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our investments in real estate and other securities are subject to changes in credit spreads, as well as available market liquidity, which could adversely affect our ability to realize gains on the sale of such investments.

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

Additionally, fixed-rate securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity. Certain of our floating rate securities are valued based on a market credit spread over the SOFR and are affected similarly by changes in SOFR spreads. Additionally, the interest rates on the CLO investments loans are variable based on SOFR or the Euro Interbank Offered Rate (subject to a floor of zero percent). As of December 31, 2025, approximately 23.8% of our non-Agency securities Portfolio consists of floating rate securities and approximately 76.2% consists of fixed-rate securities, and 100% of our Agency RMBS portfolio consists of fixed-rate securities, based on the amortized cost basis of all securities (including the amortized cost basis of interest-only and residual classes). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our real estate and other securities portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our real estate and other securities portfolio would tend to increase. Such changes in the market value of our real estate securities portfolios may affect our net equity, net income or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. Widening credit spreads could cause the net unrealized gains on our securities and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and result in net losses.

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

Prepayments are the primary feature of MBS that distinguish them from other types of bonds. As noted above, prepayments are difficult to predict and can vary significantly over time. As the holder of the security, on a monthly basis, we receive a payment equal to a portion of our investment principal in a particular security as the underlying mortgages are prepaid. In general, on the date each month that principal prepayments are announced (i.e., factor day), the value of our real estate related security pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. Accordingly, with respect to our Agency RMBS, the announcement on factor day of principal prepayments is in advance of our receipt of the related scheduled payment, thereby creating a short-term receivable for us in the amount of any such principal prepayments. However, under our repurchase agreements, we may receive a margin call relating to the related reduction in value of our Agency RMBS and, prior to receipt of this short-term receivable, be required to post additional collateral or cash in the amount of the principal prepayment on or about factor day, which would reduce our liquidity during the period in which the short-term receivable is outstanding. As a result, in order to meet any such margin calls, we could be forced to sell assets in order to maintain liquidity. Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business. If our real estate and other securities were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional real estate and other securities or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the real estate and other securities that prepay.

Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on our Agency RMBS, the amount of unamortized premium or discount on our loans and real estate and other securities, the rate at which prepayments are made on our non-Agency securities, the reinvestment lag and the availability of suitable reinvestment opportunities.

We are subject to risks related to securitization of any loans originated and/or serviced by our subsidiaries.

The securitization of any loans that we originate and/or service subjects us to various risks that may increase our compliance costs and adversely impact our financial results, including:

•compliance with the terms of the agreements governing the securitized pools of loans, including any indemnification and repurchase provisions;
•reliance on programs administered by the GSEs and Ginnie Mae that facilitate the issuance of MBS in the secondary market and the effect of any changes or modifications thereto (see “—Risks Related to the Financial Markets and Our Regulatory Environment—The federal conservatorships of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.”); and
•federal and state legislation in securitizations, such as the risk retention requirements under the Dodd-Frank Act, could result in higher costs of certain lending operations and impose on us additional compliance requirements to meet servicing and origination criteria for securitized mortgage loans.

A failure by any or all of the members of Advance Purchaser LLC (“Advance Purchaser”) to make capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

Rithm Capital and third-party co-investors, through a joint venture entity, Advance Purchaser, have agreed to purchase all future arising servicer advances from a certain third-party servicer under certain residential mortgage servicing agreements.

Advanced Purchaser relies, in part, on its members to make committed capital contributions in order to pay the purchase price for future servicer advances. A failure by any or all of the members to make such capital contributions for amounts required to fund servicer advances could result in an event of default under our advance facilities and a complete loss of our investment.

Certain of our third party servicers have in the past and may in the future trigger termination events or events of default under some PSAs underlying certain MSRs with respect to which we are entitled to the base fee component or Excess MSRs.

In certain of these circumstances, the related servicer may be terminated without any right to compensation for its loss, other than the right to be reimbursed for any outstanding servicer advances as the related loans are brought current, modified, liquidated or charged off. So long as we are in compliance with our obligations under our servicing agreements and purchase agreements, if we or the applicable servicer is terminated as servicer, we may have the right to receive an indemnification payment from the applicable servicer, even if such termination related to servicer termination events or events of default existing at the time of any transaction with such servicer. If one of our third party servicers is terminated as servicer under a PSA, we will lose any investment related to such servicers MSRs. If we or such applicable servicer is terminated as servicer with respect to a PSA and we are unable to enforce our contractual rights against such servicer, or if such servicer is unable to make any resulting indemnification payments to us, if any such payment is due and payable, it may have a material adverse effect on our financial condition, results of operations, ability to make distributions, liquidity and financing arrangements, including our servicer advance financing facilities, and may make it more difficult for us to acquire additional interests in MSRs in the future.

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

At December 31, 2025, the total carrying value of our consumer loan portfolio totaled $784.4 million. Consumer loans typically have shorter terms and lower balances with higher yields as compared to commercial loans but generally carry higher risks of default and delinquencies. Consumer loans have recently, and may again in the future, experience a high rates of loan delinquencies, which could result in losses and high costs for lenders. Consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Our SFR business is subject to numerous risks, including risks related to adverse economic, regulatory or environmental conditions, or other events, which may have an impact on the value of our properties or our operating results.

In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a part of our business plan on our belief that property values and operating fundamentals for SFR properties in our markets will continue to improve over the near to intermediate term. However, these markets could experience substantial economic downturns in the future. Additionally, there has recently been increased scrutiny around the SFR industry, including with respect to potential regulation of the industry. For example, the current administration has called for congress to ban the purchase of single-family homes by institutional investors; however, whether such regulatory action will occur and to what extent, if at all, is uncertain. If an economic downturn in these markets occurs, if a regulatory regime governing the SFR industry is introduced or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our common stock to decline.

Our success also depends on our ability to attract and retain qualified residents. We face significant competition from other SFR owners, apartment buildings, condominiums, and subsidized housing, many of which may be newer, better located, offer greater incentives or amenities, or have superior access to capital. Increased unemployment, overbuilding, high vacancy rates, or improved access to homeownership may reduce the number and quality of potential residents and limit the rental rates we can charge. No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected, which could impact our operating results.

In addition, a substantial portion of our SFR expenses are fixed or inflexible and may not decline with reduced revenues. Rising costs, inflammatory pressures, required capital expenditures and regulatory constraints on rent increases or property maintenance may prevent us from offsetting increased expenses through higher rents, which could materially and adversely affect our results of operations.

We face risks associated with the operation of mixed-use commercial properties, which may impact our operating results.

We currently operate, and in the future may develop, either alone or through joint ventures, “commercial” and “mixed-use” developments. This means that in addition to the development of office space, projects may also include space for residential, retail or other commercial purposes. Aside from our Paramount business, we maintain certain commercial real estate projects through joint ventures. In addition, by electing to participate in certain developments through a joint venture, we have been and, or if we elect to do so in the future, we may be, exposed to the risks associated with the failure of the other party to complete the development or management of the property as expected, which could require that we identify another joint venture partner and/or complete the project ourselves (including providing any necessary financing). As such, we are dependent on these third parties and their key personnel to provide services to us, and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

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

Until recently, the Federal Reserve Board (the “Federal Reserve”) maintained interest rates close to zero. In 2022, however, in response to the inflationary pressures—driven by ongoing supply chain disruptions, the lingering effect of fiscal stimulus, and the war in Ukraine—the Federal Reserve rapidly raised interest rates. The Federal Reserve continued to steadily increase interest rates through July 2023, holding interest rates steady through the remainder of 2023. In 2024, the Federal Reserve made three rate cuts, reducing the benchmark rate by a full percentage point, and, in 2025, the Federal Reserve made an additional three rate cuts, reducing the benchmark rate by 75 basis points (“bps”). Higher interest rates have resulted, and may in the future result, in increased interest expense on our outstanding variable rate and future variable and fixed-rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions. In addition, in the event of a significant rising interest rate environment and/or economic downturn, loan origination volume may decrease and negatively impact our operating results. Additionally, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

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

A prolonged economic slowdown, a lengthy or severe recession, sustained inflationary pressures or declining real estate values could harm our operations.

A prolonged economic slowdown could adversely affect our operations due to unstable or unpredictable market conditions, including rising inflation, increased interest rates and higher operating and financing costs. Additionally, we believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values and/or inflationary pressures. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans or the loans underlying our securities, interests in MSRs and servicer advances, in a weakening real estate economy. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from the assets in our portfolio, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

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

For purposes of the foregoing, we treat our interests in certain of our wholly owned and majority owned subsidiaries, which constitute more than 60% of the value of our adjusted total assets on an unconsolidated basis, as non-investment securities because such subsidiaries qualify for exclusion from the definition of an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act. The Section 3(c)(5)(C) exclusion is available for entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” The Section 3(c)(5)(C) exclusion generally requires that at least 55% of these subsidiaries’ assets must comprise qualifying real estate assets and at least 80% of each of their portfolios must comprise qualifying real estate assets and real estate-related assets under the 1940 Act. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations each of our subsidiaries may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with the classification of each of our subsidiaries’ assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify some of our subsidiaries’ assets for the purpose of qualifying for an exclusion from regulation under the 1940 Act. For example, the SEC and its staff have not published guidance with respect to the treatment of whole pool non-Agency securities for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under Section 3(c)(5)(C), we treat whole pool non-Agency securities issued with respect to an underlying pool of mortgage loans in which our subsidiary relying on Section 3(c)(5)(C) holds all of the certificates issued by the pool as qualifying real estate assets. Based on our own judgment and analysis of the guidance from the SEC and its staff with respect to analogous assets, we treat Excess MSRs for which we do not own the related servicing rights as real estate-related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. If we are required to re-classify any of our subsidiaries’ assets, including those subsidiaries holding whole pool non-Agency securities and/or Excess MSRs, such subsidiaries may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act, and in turn, we may not satisfy the requirements to avoid falling within the definition of an “investment company” provided by Section 3(a)(1)(C). To the extent that the SEC staff publishes new or different guidance or disagrees with our analysis with respect to any assets of our subsidiaries we have determined to be qualifying real estate assets or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.

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

While Rithm Capital is currently not registered, or required to register, as an investment adviser under the Advisers Act, certain of our subsidiaries, including, but not limited to, Sculptor, Crestline and the Rithm Advisers, are registered as investment advisers and other subsidiaries may be required to register as such in the future, which subjects us to extensive regulation as an investment adviser and could adversely affect our ability to manage our business.

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

The regulatory bodies with jurisdiction over our investment advisory business, such as the SEC, the CFTC, the FCA and the SFC, have the authority to grant, and in specific circumstances to cancel, permissions to carry on our investment advisory business and the authority to conduct investigations and administrative proceedings. Such investigations and administrative proceedings can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration or memberships. For example, a failure to comply with the obligations imposed by the Exchange Act or Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, or a failure to maintain our Client Accounts’ exemption from compliance with the 1940 Act could result in investigations, sanctions and reputational damage, which could adversely affect our business, financial condition or results of operations. Our Client Accounts are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities law regimes, including laws governing trading on inside information, market manipulation, anti-corruption, including the Foreign Corrupt Practices Act (“FCPA”), and a broad number of technical trading requirements that implicate fundamental market regulation policies. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or to fail to gain new investors. Furthermore, the legal, technology and other costs associated with regulatory investigations could increase to such a level that they could have a material impact on our business, financial condition or results of operations.

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

We cannot guarantee that any such scrutiny and investigations will not materially adversely affect us. Additionally, in recent years, the general trend among state and local lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings with regard to residential mortgage lenders and servicers. On the other hand, the current federal administration has notably reduced federal regulatory oversight, which has resulted in increased state oversight of mortgage originators and servicers. This has led to, and may continue to lead to, inefficiencies for lenders and services, confusion in the market and other impacts, which could materially adversely affect our business, financial condition and/or results of operations. Individual states have also been increasingly active in supervising non-bank mortgage lenders and servicers such as Newrez, and certain regulators have communicated recommendations, expectations or demands with respect to areas such as corporate governance, safety and soundness, risk and compliance management, and cybersecurity, in addition to their focus on traditional licensing and examination matters.

Uncertainty continues to exist with respect to the future of regulation of mortgage lending and servicing, including the future of the Dodd-Frank Act and CFPB. We cannot predict the specific legislative or executive actions that may result or what actions federal or state regulators might take in response to potential changes to the Dodd-Frank Act or to the federal regulatory environment generally. Such actions could impact the mortgage industry generally or us specifically, could impact our relationships with other regulators and could adversely impact our business. Additionally, such changes could later be reverted by future administrations, creating uncertainty and inefficiencies.

Regulators have increasingly focused on the use, and adequacy, of technology in the mortgage servicing industry. For example, the CFPB has emphasized the need for mortgage servicers to maintain adequate information technology systems to ensure compliance with servicing requirements, and the New York Department of Financial Services has adopted cybersecurity regulations requiring covered financial institutions to establish and maintain cybersecurity programs. In addition, data privacy laws such as the California Consumer Privacy Act impose obligations on businesses that collect personal information of California residents, including notice, consumer request, verification, disclosure, recordkeeping, and compliance procedure requirements. The impact of the CCPA, its implementing regulations, and similar legislation enacted in other states, on our mortgage origination and servicing businesses remains uncertain, and may result in an increase in legal and compliance costs.

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

Certain of our subsidiaries have been and are subject to federal and state regulatory matters and other litigation, which may adversely impact us.

Regulatory actions or legal proceedings against certain of our subsidiaries or third party servicers could increase our financing costs or operating expenses, reduce our revenues or otherwise materially adversely affect our business, financial condition, results of operations and/or liquidity. Such subsidiaries may be subject to additional federal and state regulatory matters in the future that could materially and adversely affect the value of our investments to the extent we rely on them to achieve our investment objectives because we have no direct ability to influence their performance. Certain of our subsidiaries have disclosed certain matters in their periodic reports filed with the SEC and there can be no assurance that such events will not have a material adverse effect on them. We are currently evaluating the impact of such events and cannot assure you what impact these events may have or what actions we may take under our agreements with the servicer. In addition, any of our subsidiaries or third party servicers could be removed as servicer by the related loan owner or certain other transaction counterparties, which could have a material adverse effect on our interests in the loans and MSRs serviced by such third party servicer.

In addition, certain of our subsidiaries have been and continue to be subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations and threatened legal actions and proceedings. In connection with formal and informal inquiries, such subsidiaries may receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their activities, including whether certain of their residential loan servicing and origination practices, bankruptcy practices and other aspects of their business comply with applicable laws and regulatory requirements. Such subsidiaries cannot provide any assurance as to the outcome of any of the aforementioned actions, proceedings or inquiries, or that such outcomes will not have a material adverse effect on their reputation, business, prospects, results of operations, liquidity or financial condition. For example, as previously disclosed by Paramount, which we acquired on December 19, 2025, Paramount is subject to an investigation by the SEC’s Division of Enforcement into the adequacy of its prior disclosures concerning executive compensation, perquisites, the use of corporate assets, related party transactions and conflicts of interest. The investigation also covers possible failures of Paramount’s controls and procedures relating to the topics of those disclosures. Paramount continues to cooperate with the SEC in the investigation. While we are unable to estimate the likely outcome of this matter or a reasonably probable range of potential costs or exposure, or the potential duration of the process, at this time, responding to an investigation of this type can be costly and time-consuming. If the SEC believes that violations occurred, it could also seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against Paramount.

Mortgage servicing is heavily regulated at the U.S. federal, state and local levels, and transfers of MSRs may not be approved by the requisite regulators.

Mortgage servicers must comply with U.S. federal, state and local laws and regulations. These laws and regulations cover topics such as licensing; allowable fees and loan terms; permissible servicing and debt collection practices; limitations on forced-placed insurance; special consumer protections in connection with default and foreclosure; and protection of confidential, non-public consumer information. The volume of new or modified laws and regulations has increased in recent years, and states and individual cities and counties continue to enact laws that either restrict or impose additional obligations in connection with certain loan origination, acquisition and servicing activities in those cities and counties. The laws and regulations are complex and vary greatly among the states and localities, and in some cases, these laws are in conflict with each other or with U.S. federal law. In connection with MSR transactions, if we chose to engage a subservicer, there is no assurance that each transfer of MSRs to our selected subservicer will be approved by the requisite regulators. If regulatory approval for each such transfer is not obtained, we may incur additional costs and expenses in connection with the approval of another replacement subservicer.

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

The federal conservatorships of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. government, may adversely affect our business.

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

In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and related credit market disruption, in 2008, FHFA placed Fannie Mae and Freddie Mac into federal conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and Agency RMBS. Currently, Fannie Mae and Freddie Mac are still in federal conservatorship; however, under the current administration, the future of the conservatorships and the role and market shares of the GSEs is uncertain, and the current administration has made conflicting statements about the future of the conservatorships.

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

Certain of Rithm Capital’s subsidiaries are or may become subject to significant state and federal regulations.

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

Additionally, CL Life and CL Re, which were acquired as part of the Crestline Acquisition, are subject to extensive state regulation and licensing requirements due to their activities in the insurance and re-insurance businesses. See “Regulations—Insurance Regulation” in this Annual Report for a further discussion of the regulatory requirements applicable to CL Life and CL Re. These laws and regulations do, and may in the future, significantly affect the way that CL Life and CL Re do business, and subject CL Life, CL Re and Rithm Capital to additional costs and regulatory obligations, which could impact our financial results.

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

Extensive regulation of certain of our subsidiaries’ business activities, including Sculptor, Crestline and the Rithm Advisers, affects our and our subsidiaries’ activities and creates the potential for significant liabilities and penalties. Our reputation, business, financial condition or results of operations could be materially affected by regulatory issues.

As investment advisers registered under the Advisers Act, certain of our subsidiaries, including but not limited to, Sculptor, Crestline and Rithm Advisers, are subject to regulation and oversight by the SEC. Additionally, as a registered commodity pool operator and a registered commodity trading advisor, Sculptor is subject to regulation and oversight by the CFTC and the National Futures Association. In the UK, Sculptor’s UK subsidiaries are subject to regulation by the FCA. Sculptor’s Asian operations, and its investment activities around the globe, are subject to a variety of other regulatory regimes that vary country by country, including the Securities and Futures Commission in Hong Kong.

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

The agreements governing our indebtedness, including, but not limited to, the indenture governing our 8.000% senior unsecured notes due 2029 (the “2029 Senior Notes”) and the indenture governing our 8.000% senior unsecured notes due 2030 (the “2030 Senior Notes” and, together with the 2029 Senior Notes, the “Senior Notes”), contain covenants that place restrictions on us and our subsidiaries. The indentures governing our Senior Notes restrict among other things, our and certain of our subsidiaries’ ability to:

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

We finance a meaningful portion of our investments with repurchase agreements and other short-term financing arrangements. Under the terms of repurchase agreements, we will sell an asset to the lending counterparty for a specified price and concurrently agree to repurchase the same asset from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—which can be as short as 30 days—the counterparty will make funds available to us and hold the asset as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we will be required to repurchase the asset for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the asset with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term. Our financing agreements are with a limited number of counterparties, and our counterparties are not required to roll our repurchase agreements or other financing agreements upon the expiration of their stated terms, which subjects us to liquidity risks. If a financing agreement counterparty elects not to extend our financing, we would be required to pay the counterparty in full on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available.

The financing sources under our servicer advance financing facilities may elect not to extend financing to us or may have or take positions adverse to us, which could quickly and seriously impair our liquidity.

We finance a meaningful portion of our servicer advance investments and servicer advance receivables with structured financing arrangements. These arrangements are commonly of a short-term nature. These arrangements are generally accomplished by having the named servicer or the purchaser of such servicer advance investments transfer our right to repayment to one of our wholly owned bankruptcy remote subsidiaries (a “Depositor”). We are generally required to continue to transfer to the related Depositor all of our rights to repayment for any particular pool of servicer advances as they arise (and, if applicable, are transferred from a third party servicer) until the related financing arrangement is paid in full and is terminated. The related Depositor then transfers such rights to an “Issuer.” The Issuer then issues limited recourse notes to the financing sources backed by such rights to repayment.

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

If a financing source is unable or unwilling to extend financing, including, but not limited to, due to legal or regulatory matters applicable to us, the related Issuer will be required to repay the outstanding balance of the financing on the related maturity date. Additionally, there may be substantial increases in the interest rates under a financing arrangement if the related notes are not repaid, extended or refinanced prior to the expected repayment date, which may be before the related maturity date. If an Issuer is unable to pay the outstanding balance of the notes, the financing sources generally have the right to foreclose on the servicer advances pledged as collateral.

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

Many of our servicer advance financing arrangements are provided by financial institutions with whom we have substantial relationships. Some of our servicer advance financing arrangements entail the issuance of term notes to capital markets investors with whom we have little or no relationships or the identities of which we may not be aware and, therefore, we have no ability to control or monitor the identity of the holders of such term notes. Holders of such term notes may have or may take positions – for example, “short” positions in our stock or the stock of our servicers – that could be benefited by adverse events with respect to us. If any holders of term notes allege or assert non-compliance by us under our servicer advance financing arrangements in order to realize such benefits, we, or our ability to maintain servicer advance financing on favorable terms, could be materially and adversely affected.

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

Certain of our advance facilities may mature in the short term and there can be no assurance that we will be able to renew these facilities on favorable terms or at all. Moreover, an increase in delinquencies with respect to the loans underlying our servicer advance receivables could result in the need for additional financing, which may not be available to us on favorable terms or at all. If we are not able to obtain adequate financing to purchase servicer advance receivables from our applicable servicers or fund servicer advances under our MSRs in accordance with the applicable Servicing Guidelines, we or any such servicer, as applicable, could default on its obligation to fund such advances, which could result in its termination of us or any applicable servicer, as servicer under the applicable Servicing Guidelines, and a partial or total loss of our interests in MSRs and servicer advances, as applicable.

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

We intend to operate in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. Our ability to satisfy the asset tests depends upon our analysis of the fair market values of our assets, some of which are not susceptible to a precise determination, and for which we do not obtain independent appraisals. See “—Risks Related to our Business—The valuation of certain of our assets and investments requires significant judgment and is based on various assumptions, and changes in, or the use of incorrect, valuation assumptions could materially adversely affect our business, financial condition, cash flows, results of operations and/or fee revenues,” and “—Risks Related to the Financial Markets and Our Regulatory Environment—Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.” Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments (such as TBAs) may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (“IRS”) will not contend that our investments violate the REIT requirements.

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

The present U.S. federal income tax laws or the tax laws of other jurisdictions may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the tax treatment of us or of an investment in our shares. For example, the U.S. federal income tax rules, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. In addition, the Organization for Economic Co-operation and Development (“OECD”) has developed a framework to establish certain international standards for taxing the worldwide income of multinational companies, including, among other things, provisions that would ensure all companies pay a global minimum tax. Legislatures in certain countries have adopted legislation consistent with the OECD’s proposals, and other legislatures may do the same in the future. We cannot predict the impact, if any, of these proposed changes to our business or an investment in our stock, and such changes could increase our effective tax rate.

Risks Related to Our Stock

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

On June 20, 2025, we issued $500.0 million in our 2030 Senior Notes, and on March 19, 2024, we issued $775.0 million in our 2029 Senior Notes. On January 21, 2026, we issued $250.0 million of our 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock (“Series F”), on September 25, 2025, we issued $190.0 million of our 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock (“Series E”), and on September 24, 2024, we issued 30.0 million shares of our common stock at a par value of $0.01 per share for gross proceeds of $340.2 million. We may in the future incur or issue debt or issue equity or equity-related securities. In the event of our liquidation, lenders and holders of our debt and holders of our preferred stock (if any) would receive a distribution of our available assets before common stockholders. Any future incurrence or issuance of debt would increase our interest cost and could adversely affect our results of operations and cash flows. We are not required to offer any additional equity securities to existing common stockholders on a preemptive basis. Therefore, additional issuances of common stock, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances, or the perception of such issuances, may reduce the market price of our common stock. Our preferred stock has, and any additional preferred stock issued by us would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Because our decision to incur or issue debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future incurrence or issuance of debt or issuance of equity or equity-related securities will adversely affect the market price of our common stock.

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

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Our policies and procedures in place to manage conflicts of interest are complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.

Increased focus on sustainability, including environmental, social and governance (ESG) issues and climate change and related regulations, may adversely affect our business and financial results and damage our reputation.

We, our operating companies and portfolio companies in which our funds invest are subject to increasing scrutiny from advocacy groups, government agencies and the general public over various ESG matters. For example, transition risks related to climate change, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of real estate. Such restrictions and requirements could impact our investment strategy or could increase costs for certain of our operating companies, which could adversely affect our results of operations. Further, significant physical effects of climate change, including extreme weather events such as hurricanes, wildfires or floods, have had and could in the future have an adverse impact on the businesses of certain of our operating companies. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or violent weather events, such as the January 2025 wildfires in Los Angeles County, California, have had and could in the future have an adverse or material impact on properties owned by our subsidiaries through physical damage to, or a decrease in demand for, properties in the areas affected by these conditions. See also “—Risks Related to Our Business—The geographic distribution of the loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, including environmental risks, which could adversely affect the performance of our investments, our results of operations and financial condition.”

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

Conversely, “anti-ESG” sentiment has gained momentum across the U.S., with new or proposed “anti-ESG” policies, legislation, executive orders or issued related legal opinions, including at the federal or state levels. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed our ESG practices, including our climate-related goals and commitments, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect the price of our common stock. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in our funds. The existence of strong scrutiny coming from both ESG-focused and “anti-ESG” groups creates uncertainty for us and other asset managers.

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

We currently integrate, and may continue to integrate, AI into some of our products, services and operations, including in our mortgage origination, including underwriting, and servicing operations and customer interactions. We anticipate that the increasing adoption of AI will heavily influence customer preferences and market trends in our industry. In addition to our recently announced partnership with Valon, we also recently announced a partnership with HomeVision to develop an AI-powered mortgage underwriting platform. As we continue to research and develop AI technology, our ability to create effective and ethical AI solutions may be important to our financial performance and long-term growth. However, we may be unable to keep up with the rapid advancements and widespread adoption of AI by competitors, potentially affecting our business and financial outcomes. AI introduces risks, challenges and unintended consequences that may influence both our and our customers’ willingness to adopt and utilize this technology. For instance, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. Although we strive to develop and apply AI responsibly and address potential ethical and legal issues, we may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts.

Additionally, we restrict and govern employee use of third-party and open-source AI tools pursuant to internal policies and procedures; however, effective oversight of these technologies is challenging. Employees, consultants, business partners or third party service providers may use AI tools on an unauthorized basis, which could increase risks related to data security and confidentiality, including the inadvertent disclosure of proprietary or confidential information and the misuse of our or third-party intellectual property. Our ability to mitigate these risks depends on the continued development, implementation, monitoring, and enforcement of our AI-related policies and controls.

Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. Such conditions could include political unrest, war, such as the war in Ukraine or the ongoing war and tensions in the Middle East, current geopolitical tensions regarding control of Arctic regions and Greenland, and U.S. foreign policy in Latin America, including in Venezuela, natural disasters or global pandemics. The U.S. and global economies are facing higher inflation and interest rates and potential recession. A weak or declining economy or political disruption, including any international trade disputes, could exacerbate supply chain constraints that could ultimately harm our business.

Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability.

As our reliance on rapidly changing technology has increased, so have the risks that threaten the confidentiality, integrity or availability of our information systems, both internal and those provided to us by third-party service providers. Cybersecurity incidents may involve gaining authorized or unauthorized access to our information systems for purposes of theft of certain personally identifiable or other information of consumers or fund investors, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Disruptions and failures of our systems or those of our third-party vendors could result from these incidents or be caused by fire, power outages, natural disasters and other similar events and may interrupt or delay our ability to provide services to our customers, expose us to remedial costs and reputational damage, and otherwise adversely affect our operations.

Despite our efforts to ensure the integrity of our systems, there can be no assurance that any such cyber incidents will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods and sources of breaches change frequently or may not be immediately detected. The sophistication of cybersecurity threats, including through the use of AI, continues to increase, and the controls and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems, including the regular testing of our cybersecurity incident response plan, may be insufficient. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cybersecurity incidents. See “—Risks Related to Our Business—The development and use of AI technology could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business.”

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

As part of our business strategy, we regularly evaluate acquisitions of what we believe are complementary assets. Identifying and achieving the anticipated benefits of such acquisitions is subject to a number of uncertainties, including, without limitation, whether we are able to acquire the assets within our parameters, integrate the acquired assets and manage the assumed liabilities efficiently. It is possible that the integration process could take longer than anticipated and could result in additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices and policies, any of which could adversely affect our ability to achieve the anticipated benefits of such acquisitions. There may be increased risk due to integrating the assets into our financial reporting and internal control systems. We could also be adversely affected by any issues attributable to the related seller’s operations that arise or are based on events or actions that occurred prior to the closing of such acquisitions. Completion of the integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized in their entirety or at all or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and cash flows. Due to the costs of engaging in a number of acquisitions, we may also have difficulty completing more acquisitions in the future.

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

Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified management and other personnel for all areas of the Company, in particular skilled managers, loan officers, underwriters, loan servicers, debt default specialists, investment professionals and other personnel specialized in finance, risk and compliance. Trained and experienced personnel are in high demand and may be in short supply in some areas. We may not be able to attract, develop and maintain an adequate skilled management and workforce necessary to operate our businesses and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to attract and retain such personnel, we may not be able to take advantage of acquisitions and other growth opportunities that may be presented to us, and this could have a material adverse effect on our business, financial condition, liquidity and results of operations. Also see “—Investment Professionals” under “—Risks Related to Our Business—Risks Related to Our Asset Management Business—Our asset management business involves certain risks, which could adversely affect our business, financial condition and/or results of operations.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We consider cybersecurity risk management to be an important component of our enterprise risk management program and regularly assess and manage the risks posed by cybersecurity threats. We maintain a cybersecurity program designed to identify, assess, manage and mitigate risks to our information systems, data and operations. This program includes ongoing monitoring, testing and evaluation of our information technology environment for potential vulnerabilities and threats.

Our cybersecurity program is led by the Chief Information Security Officer (“CISO”) and is integrated into our broader enterprise risk management framework, alongside other significant operational, financial and regulatory risks. Dedicated cybersecurity personnel oversee and monitor the controls, technologies, systems and processes designed to reduce the risk of data loss, theft, unauthorized access, system disruption or other cybersecurity incidents.

Key elements of our cybersecurity program include incident response and recovery planning; information security policies and standards; vendor and third-party risk management; employee training and awareness programs, including simulated phishing exercises; participation in industry information-sharing forums; and ongoing internal and external testing of our information systems. Independent testing includes periodic evaluations performed by our internal audit function and annual network penetration testing conducted by third-party specialists. Our processes for identifying and managing material cybersecurity risks are embedded within our overall risk management processes.

We also monitor developments in applicable privacy and cybersecurity laws, regulations and guidance in the jurisdictions in which we operate, including, among others, SEC rules, the CCPA and the Gramm-Leach-Bliley Act, as well as emerging regulatory requirements and evolving cybersecurity threats.

To address cybersecurity risks associated with third-party service providers, we maintain a third-party risk management program that includes contractual requirements for appropriate data protection and cybersecurity controls and risk-based due diligence during onboarding. Service providers are assigned tiered risk ratings that determine the frequency and scope of ongoing assessments. For key service providers, we obtain and review materials such as System and Organization Control (“SOC”) reports, including SOC 1 reports, standard information gathering (SIG) questionnaires and business continuity and disaster recovery documentation.

To date, cybersecurity risks, including those arising from known prior cybersecurity incidents, have not materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to have a material impact on the Company. For additional discussion of cybersecurity-related risks, see Item 1A. “Risk Factors—General Risks—Cybersecurity incidents and technology disruptions or failures could damage our business operations and reputation, increase our costs and subject us to potential liability.”

Governance

Our board of directors oversees the Company’s enterprise risk management program, including cybersecurity risk, both directly and through its committees. The Audit Committee, together with the Regulatory Committee, which focuses on regulatory risk structure and governance across all lines of business, oversees the Company’s risk management framework and the most significant risks facing the Company over the short-, intermediate- and long-term. These committees receive regular updates and engage in periodic discussions regarding key risk areas, including cybersecurity.

The Audit Committee and Regulatory Committee receive reports from the CISO and the Chief Information Officer (“CIO”) regarding the Company’s cybersecurity posture, enterprise risk profile and risk management policies and processes. The Company has established escalation protocols pursuant to which certain cybersecurity incidents are reported in a timely manner to the Audit Committee and, as appropriate, the full board of directors.

The Company employs a risk-based approach to cybersecurity, supported by policies, standards and controls designed to address cybersecurity threats and incidents across its operations. Responsibility for cybersecurity risk management is led by the CISO, who oversees the design and implementation of the Company’s information security program and works to enhance the security posture of the Company and its subsidiaries. The CISO coordinates closely with other members of senior management, including the CIO and the Chief Legal Officer, in managing cybersecurity risks.

The CISO receives regular reports from cybersecurity personnel regarding threat intelligence, vulnerabilities and incidents and continuously evaluates the effectiveness of cybersecurity controls and risk mitigation measures. The CISO has over 20 years of experience in information technology and information security, including experience at large financial institutions, mortgage companies and banks, and brings expertise in managing complex and regulated security environments.

ITEM 2. PROPERTIES

Our principal executive and administrative offices are located in leased space at 799 Broadway, 8th Fl., New York, New York 10003. Refer to Schedule III included in Item 15 of this Form 10-K for a listing of investment properties owned as of December 31, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one class of common stock, which is listed on the NYSE under the symbol “RITM”. As of February 13, 2026, there were 19 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

The following graph compares the cumulative total return for our common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in our common stock and in each of the indices on December 31, 2020 through December 31, 2025. The past performance of our common stock is not an indication of future performance.

Total Return Performance
Rithm Capital Corp.
NAREIT All REIT
Russell 2000
NAREIT Mortgage REIT
S&P 500
Index Value
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
2020
2021
2022
2023
2024
2025

	Year Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Rithm Capital Corp.	$100.0	$117.0	$99.9	$145.4	$161.5	$177.5
NAREIT All REIT	100.0	141.3	106.2	118.2	122.9	127.9
Russell 2000	100.0	114.8	91.3	106.7	119.0	134.2
NAREIT Mortgage REIT	100.0	115.6	85.1	98.0	96.6	113.7
S&P 500	100.0	128.7	105.4	133.0	166.3	196.0

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K, as well as Part I, Item 1. “Business and Part I, Item 1A. “Risk Factors.”

The MD&A is intended to provide information relevant to an assessment of our financial condition and results of operations, including the quality and variability of our earnings and cash flows; discuss material events, trends and uncertainties known to management that are reasonably likely to affect future results or financial condition; and provide context for the financial statements and other data that management believes are helpful to an understanding of our business from management’s perspective.

This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

COMPANY OVERVIEW

Rithm Capital is a global asset manager focused on real estate, credit and financial services. We are a Delaware corporation and operate as an internally managed REIT.

We seek to generate long-term value for our investors by leveraging our investment expertise and operating capabilities to identify, acquire, manage and seek to enhance the value of real estate-related and other financial assets. Our platform integrates operating companies, investment portfolios and asset management activities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

Our investments in residential real estate-related assets include equity interests in operating companies and investments across the residential mortgage and real estate lifecycle. These include origination and servicing platforms operated through our wholly owned subsidiaries Newrez and Genesis, as well as investments in SFR properties. We also own businesses providing, title, appraisal, property preservation and maintenance services.

Our real estate-related strategy involves selectively pursuing acquisitions and strategic partnerships that we believe enhance the value of our investments by supporting products and services across the lifecycle of residential mortgage loans and the underlying residential properties or collateral.

The Asset Management segment includes our fee-based investment management activities conducted primarily through RAM. RAM operates its asset management activities through its wholly owned subsidiaries, including Sculptor, Crestline and the Rithm Advisers, which serve as investment advisers to a range of investment vehicles and managed accounts, including Rithm Property Trust and R-HOME, and generate primarily fee-based revenues. In addition, following our Paramount Acquisition, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform. As of December 31, 2025, we had approximately $63 billion in assets under management (“AUM”).

For additional information regarding our investment guidelines, see Part I, Item 1. Business—“Investment Guidelines.”

In executing our strategy, from time to time, we explore, and will continue to explore, various opportunities to create value for our shareholders, which may include acquisitions and dispositions of assets, financing transactions (including equity or debt offerings by one or more of our subsidiaries), business combinations, a change in our tax status, spin-off transactions or other similar transactions. Among other opportunities, we believe there are additional growth opportunities in the direct lending, insurance, private equity and infrastructure spaces. Each of the potential transactions described above is subject to market conditions, regulatory considerations and other factors. There can be no assurances as to the timing of any such transaction or that a transaction will be completed at all.

We conduct our business through the following segments: Origination and Servicing, Residential Transitional Lending, Asset Management and Investment Portfolio.

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Total equity	$8,940,407	$8,612,685	$8,059,209	$7,884,840	$7,886,310
Less: Preferred Stock Series A, B, C, D and E	1,390,790	1,390,790	1,207,254	1,207,254	1,257,254
Less: Non-controlling interests of consolidated subsidiaries	509,920	114,168	110,826	108,716	91,336
Total equity attributable to common stock	$7,039,697	$7,107,727	$6,741,129	$6,568,870	$6,537,720

Common stock outstanding	555,880,947	554,196,670	530,292,171	530,122,477	520,656,256

Book Value per Common Share	$12.66	$12.83	$12.71	$12.39	$12.56

Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

The evaluation of economic trends continues to be clouded due to the impact of the 43-day government shutdown in the fourth quarter of 2025 that led to some reports being cancelled or delayed. For the first three quarters of 2025, real gross domestic product (“GDP”) growth was approximately 2.5%, which was slightly ahead of the pace seen in 2024, and estimates for the fourth quarter of 2025 suggest another strong growth quarter. The unemployment rate was 4.4% in December 2025, which was unchanged from September 2025, but above the 4.1% reading for December 2024. The Federal Reserve’s preferred inflation gauge, the Personal Consumption Expenditure price index (“core PCE”), was also unchanged from September 2025 to November 2025, at 2.8%, but down from 2024’s rate of 3.0% despite the imposition of tariffs on a wide range of goods and countries. The Federal Open Market Committee (“FOMC”) cut interest rates twice during the fourth quarter, lowering the target range from 4%-4¼% at the start of the quarter to 3½%-3¾% by the end of the fourth quarter of 2025 and for the year as a whole, the FOMC cut rates by 75 bps. Longer-term Treasury yields were little changed during the fourth quarter of 2025 and despite continued uncertainty over the outlook for tariffs, equity prices continued to rise with the S&P 500 advancing by 2.3% during the quarter and by 16.4% for the year.

Inflation

Although inflation slowed during 2025, progress toward lower inflation stalled in the second half of the year as measured by the Federal Reserve’s preferred measure of core PCE. The 12-month increase in the overall Consumer Price Index (“CPI”) was 2.7% in December 2025 versus 3.0% in September 2025 and 2.9% in December 2024, while core CPI price inflation (i.e., excluding food and energy prices) for December 2025 stood at 2.6%, lower than the 3.0% core CPI inflation rate reported for September 2025, and down from 3.2% for December 2024. The Federal Reserve’s preferred measure of core PCE prices stood at 2.8% in November 2025, down only slightly from 2.9% in September 2025 and 3.0% in December 2024.

Treasury Yields

The nominal 10-year yield rose by two bps during the quarter to 4.17% from 4.15% but fell from 4.58% at the end of December 2024. Much of the decline during 2025 was a result of lower real yields, as the yield on 10-year Treasury Inflation Protected Securities declined from 2.24% at the end of December 2024 to 1.93% at the end of December 2025.

Labor Markets

Job creation slowed during 2025, and the unemployment rate rose. However, the labor market showed some signs of stabilization during the fourth quarter of 2025. Average private sector payroll growth slowed from 57,000 per month during the third quarter to 29,000 jobs per month during the fourth quarter. For the year as a whole, payroll growth slowed to 61,000 jobs per month during 2025 from 130,000 per month in 2024 (although the Labor Department has indicated that job growth over the 12-month period ended March 2025 is expected to be revised down sharply). The unemployment rate increased from 4.1% at the end of 2024 to 4.4% at the end of 2025, but the rate in December 2025 was unchanged from September 2025. Slowing job creation appears to be a result of a reluctance to hire rather than due to an increase in layoffs as the layoff rate for 2025, at 1.1%, was unchanged from the average layoff rate in 2024.

Housing Market

Home sales remained at low levels in 2025. On a seasonally adjusted annual rate basis, existing home sales averaged 4.08 million in 2025, broadly in line with the 4.07 million pace observed in 2024. Levels of home sales showed signs of picking up during the fourth quarter of 2025 as mortgage rates declined, with existing home sales averaging 4.20 million in the fourth quarter (new home sales data for November and December remain delayed). However, home price growth slowed with the 12-month increase in the median resale price of an existing home at 0.4% in December 2025 compared to 5.8% in December 2024.

The FOMC lowered the federal funds rate target range by 25 bps on December 10, 2025 and projected two further rate cuts for 2026, which was unchanged from its projections made in September 2024. Additionally, Federal Reserve Chairman Jerome Powell signaled monetary policy is now in the neutral range and that rates are likely to be on hold for several months unless there is a change in labor market fundamentals. The 30-year fixed mortgage rate fell to 6.27% at the end of the fourth quarter from 6.39% at the end of the third quarter of 2025 and from 6.85% at the end of 2024.

Commercial Real Estate

The U.S. CRE market ended 2025 in a more functional (if still bifurcated) state than it began. Price discovery advanced through the year as the refinancing cycle forced transactions, recapitalizations and extensions into the open—tightening bid-ask spreads in many property types even as stress remained concentrated in assets with structural demand impairment or near-term capital needs. Three Federal Reserve cuts in 2025 and a policy rate now closer to neutral helped reduce “tail risk” in underwriting, but the market is still operating with higher-for-longer financing discipline: lower leverage, wider debt yields and a sharper penalty for cash-flow volatility.

Importantly, equity markets also became more actionable in late 2025 as valuations stabilized and underwriting confidence improved. While capitalization rates remain elevated relative to the prior cycle, the combination of maturing debt, reduced rate volatility, and selective improvements in fundamentals has reopened pathways for equity deployment—particularly in situations where basis resets, discounted entry points, or recapitalization structures create a margin of safety. That said, equity outcomes remain highly dispersed and increasingly driven by asset quality, sponsorship strength, and the ability to execute business plans in a higher-cost operating and capital environment.

Market Conditions & Sector Performance

Industrial & Retail: Industrial finished the year steady but more normalized. Leasing and rent growth are generally durable where demand is tied to logistics, manufacturing re-shoring and supply-chain resilience, while development is increasingly constrained by capital costs—supporting medium-term balance. Retail remains one of the clearer fundamental stories: necessity-based and well-located centers continue to benefit from limited new supply and improved tenant health, while discretionary formats are more sensitive to consumer trade-down and occupancy cost pressures. Broadly, investor attention continues to skew toward “bond-like” retail cash flow and infill industrial assets with long-duration demand support, with equity investors increasingly focused on assets that can sustain distributions and deliver predictable cash flows in a higher-rate environment.

Multifamily: Multifamily remains fundamentally supported by affordability constraints and household formation, but performance is uneven by market and vintage. Supply deliveries in select Sun Belt and high-growth metros are still pressuring rent growth and concessions, while insurance, taxes and operating expenses remain key net operating income swing factors. The market is increasingly underwriting “operations first”: durable occupancy and expense control matter more than rent growth assumptions. Equity investors are placing greater emphasis on in-place cash flow and operational execution, particularly in markets where supply-driven pressure may persist into 2026.

Office: Office remains the clearest example of divergence. Trophy/amenitized product with strong location, liquidity and tenant quality is increasingly financeable, while commodity stock continues to face elevated vacancy, rollover risk and punitive refinancing terms. Distress is still working through the system, but the conversation has shifted from generalized capitulation to segmented outcomes—where building quality, capital plan and tenant mix determine whether a refinance is viable or a restructuring is inevitable. Office performance varies greatly based on market and location within specific markets, with cities like New York leading the way. Equity capital, where it participates, is increasingly concentrated in recapitalizations, repositionings and select discounted acquisitions where new basis and capital structure resets can improve long-term viability.

Capital Markets & Investment Trends

Credit is available, but it is selective and structurally different than the pre-2022 market. Banks remain cautious in new origination, particularly for office and transitional business plans, which continues to create a funding gap for refinancing and recapitalization capital. At the same time, securitized and institutional channels are increasingly active where collateral and sponsorship meet current standards. Private-label CMBS issuance strengthened meaningfully through 2025, and outlook commentary heading into 2026 points to continued issuance momentum even as distress remains elevated—especially in challenged property types and legacy vintages.

Equity capital markets have also begun to thaw, but remain more selective and return-driven than in the prior cycle. Public and private market valuation gaps narrowed modestly as capitalization rates stabilized and forward rate expectations improved, but transaction activity remains influenced by constrained seller willingness and elevated required returns. Limited partner liquidity needs, fund lifecycle dynamics and debt maturities continue to catalyze recapitalizations and secondary activity, supporting a pipeline of equity opportunities across preferred equity, structured joint ventures and control acquisitions.

The next phase of the cycle is still defined by maturities and refinancing math. A substantial volume of commercial mortgages remains scheduled to mature through 2025 and beyond, reinforcing the market’s focus on extensions, paydowns and creative capital solutions (preferred equity, mezzanine, rescue capital and structured senior loans). In this environment, “transaction volume” is increasingly synonymous with liability management—recapitalizations and refinancings—rather than purely discretionary sales, and equity investment opportunities are increasingly linked to capital structure complexity rather than traditional stabilized acquisitions.

Outlook

We expect 2026 to be a year of continued normalization in the CRE market with both a market and asset-type specific rebound occurring. The most likely path is (i) gradually improving liquidity for “financeable” assets, (ii) ongoing pressure and resolution activity in structurally challenged segments and (iii) widening dispersion in outcomes driven by asset quality and capital structure. Research outlooks entering 2026 anticipate improved investment activity alongside continued volatility tied to policy, rates and sector-specific fundamentals. CMBS delinquency data still signals elevated stress overall, even as some categories can improve month-to-month—reinforcing that recovery will be uneven and credit work will remain active.

For a diversified real estate investment manager such as Rithm Capital, we believe this setup is constructive because the market continues to produce both structured-credit and equity opportunities with attractive risk-adjusted return potential. Dislocation and refinancing-driven activity should continue to create entry points across the capital stack—particularly where traditional lenders are constrained and where sponsors need speed, certainty and flexibility. Consistent with the Company’s flexible commercial real estate strategy—including originating and/or acquiring senior loans, subordinated debt, mezzanine loans, preferred equity, CMBS and other CRE-related investments, as well as making and managing equity investments—2026 should continue to present attractive opportunities to provide liquidity against real estate with durable cash flows, while selectively pursuing equity and hybrid situations where basis resets, improved documentation terms and capital structure simplification can enhance downside protection and long-term total returns.

The economic conditions discussed above influence our investment strategy and results.

The following table summarizes the change in U.S. GDP estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Real GDP	Not Available(A)	4.4%	3.8%	(0.5)%	2.4%
(A)Real GDP data as of December 31, 2025 was not released as of the filing date.

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Unemployment rate	4.4%	4.4%	4.1%	4.2%	4.1%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
10-year U.S. Treasury rate	4.2%	4.2%	4.2%	4.2%	4.6%
30-year fixed mortgage rate	6.3%	6.4%	6.8%	6.7%	6.9%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of December 31, 2025, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of December 31, 2025 and 2024, is separated into the Origination and Servicing, Residential Transitional Lending, Asset Management and Investment Portfolio segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
December 31, 2025
Investments(A)	$18,308,310	$2,706,044	$6,062,702	$4,912,402	$—	$31,989,458
Cash and cash equivalents(A)	1,153,897	97,049	353,290	32,853	210,537	1,847,626
Restricted cash(A)	174,667	43,156	308,584	44,470	238,435	809,312
Other assets(A)	7,793,601	174,406	1,918,829	2,414,231	9,671	12,310,738
Goodwill	29,468	55,731	231,444	—	—	316,643
Assets of consolidated entities(A)	—	980,760	1,525,364	3,283,225	—	5,789,349
Total Assets	$27,459,943	$4,057,146	$10,400,213	$10,687,181	$458,643	$53,063,126
Debt(A)	$16,843,333	$2,219,808	$4,377,897	$5,689,351	$1,258,271	$30,388,660
Other liabilities(A)	5,040,177	87,637	2,583,469	435,514	294,747	8,441,544
Liabilities of consolidated entities(A)	—	868,217	1,270,655	2,839,340	—	4,978,212
Total Liabilities	21,883,510	3,175,662	8,232,021	8,964,205	1,553,018	43,808,416
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	75,868	—	238,435	314,303
Total Stockholders’ Equity	5,576,433	881,484	2,092,324	1,722,976	(1,332,810)	8,940,407
Non-controlling interests in equity of consolidated subsidiaries	9,833	—	441,850	58,237	—	509,920
Stockholders’ Equity in Rithm Capital Corp.	$5,566,600	$881,484	$1,650,474	$1,664,739	$(1,332,810)	$8,430,487
Investments in Equity Method Investees	$25,111	$27,708	$445,871	$324,456	$—	$823,146
December 31, 2024
Investments(A)	$24,111,365	$2,194,413	$—	$2,387,973	$—	$28,693,751
Debt(A)	$21,968,357	$1,747,307	$431,806	$3,103,488	$1,033,804	$28,284,762
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

Origination and Servicing

The Origination and Servicing segment operates through our wholly owned subsidiaries Newrez and NRM. Through these entities, we originate and service residential mortgage loans across multiple distribution channels and product types. As of December 31, 2025, Newrez ranked among the top five of both lenders (based on the total funded volume of originations) and servicers (based on the total UPB serviced) in the U.S., each according to Inside Mortgage Finance.

We operate a multi-channel residential mortgage origination platform that offers both purchase and refinance loan products. Our origination activities are conducted through several channels, including: (i) a Retail channel, which originates loans through loan officers and joint venture relationships; (ii) a Direct-to-Consumer channel, which offers purchase, refinance and closed-end second lien loans to eligible new and existing servicing customers; and (iii) Wholesale and Correspondent channels, through which we purchase loans originated by mortgage brokers, community banks, credit unions and other third-party originators that meet our underwriting and eligibility standards.

Our loan offerings include residential mortgage loans that conform to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans insured by the FHA, the VA and the USDA, Non-QM loans originated through our SMART Loan Series, and certain non-Agency loan products. Our Non-QM loan offerings are designed for borrowers who do not meet the underwriting criteria applicable to Agency loans but satisfy our credit and risk standards. We also originate closed-end second lien home equity loans for existing customers, which allow borrowers to access home equity without refinancing their existing first-lien mortgage.

As of December 31, 2025, Newrez serviced approximately 3.7 million customers. The aggregate UPB of loans serviced by Newrez was approximately $797.6 billion and $778.4 billion as of December 31, 2025 and 2024, respectively. Our origination platform funded approximately $63.3 billion and $58.6 billion of residential mortgage loans during the years ended December 31, 2025 and 2024, respectively.

We generally service the residential mortgage loans that we originate, which provides ongoing borrower engagement throughout the life of the loan. Our servicing operations are organized into performing and special servicing divisions. The performing servicing division services performing Agency and government-insured loans, while the special servicing division services delinquent Agency, government-insured and non-Agency loans on behalf of loan owners. The special servicing division also provides servicing for third-party portfolios owned by unaffiliated investors.

As of December 31, 2025, our performing servicing division serviced approximately $529.1 billion UPB of loans, our special servicing division serviced approximately $268.5 billion UPB of loans and third-party servicers serviced approximately $54.1 billion UPB of loans, for a total servicing portfolio of approximately $851.7 billion UPB. This represented an increase of approximately $7.9 billion as compared to December 31, 2024, primarily reflecting new client acquisitions and loan production activity, partially offset by scheduled and voluntary loan prepayments.

Revenue in the Origination and Servicing segment is generated primarily from residential mortgage loan originations and servicing. Origination revenues include gains on the sale of residential mortgage loans and the value of MSRs retained upon loan transfer. Servicing revenues consist primarily of contractual servicing fees and ancillary servicing income. Profitability varies by origination channel, with Direct-to-Consumer originations generally generating higher margins and Correspondent originations generally generating lower margins.

We sell conforming loans to the GSEs and Ginnie Mae and securitize Non-QM residential mortgage loans. Loans are typically funded at origination using warehouse financing facilities, which are repaid upon loan sale or securitization.

The tables below provide selected operating statistics for our Origination and Servicing segment:

	UPB
	Year Ended December 31,				Increase (Decrease)
(in millions)	2025	% of Total	2024	% of Total	Amount	%
Production by Channel:
Direct to Consumer	$7,302	12%	$4,275	7%	$3,027	71%
Retail / Joint Venture	2,937	5%	3,965	7%	(1,028)	(26)%
Wholesale	10,599	17%	7,196	12%	3,403	47%
Correspondent	42,506	66%	43,149	74%	(643)	(1)%
Total Production by Channel	$63,344	100%	$58,585	100%	$4,759	8%

Production by Product:
Agency	$27,308	43%	$32,590	56%	(5,282)	(16)%
Government	30,799	49%	23,747	40%	7,052	30%
Non-QM	3,529	6%	1,189	2%	2,340	197%
Non-Agency	1,578	2%	438	1%	1,140	260%
Other	130	—%	621	1%	(491)	(79)%
Total Production by Product	$63,344	100%	$58,585	100%	$4,759	8%

% Purchase	69%		80%
% Refinance	31%		20%

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$694,408	$688,776	$5,632	0.8%

Pull through adjusted lock volume	$64,060,896	$59,322,537	$4,738,359	8.0%

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	2.32%	3.34%
Retail / Joint Venture	3.33%	3.67%
Wholesale	1.31%	1.41%
Correspondent	0.52%	0.51%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.08%	1.16%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, held-for-sale (“HFS”) and economic hedging gains and losses.
(B)Includes loan origination fees of $1.0 billion and $0.9 billion for the years ended December 31, 2025 and 2024, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

Total gain on originated residential mortgage loans, HFS, net increased $5.6 million to $694.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is attributable to an increase in pull through adjusted lock volume in the Direct to Consumer and Wholesale channels, partially offset by lower gain on sale margins. Refinance originations comprised 31% of funded loans for the year ended December 31, 2025, higher than 20% of funded loans for the year ended December 31, 2024, as interest rates moved lower year-over-year.

For the year ended December 31, 2025, funded loan origination volume was $63.3 billion, up from $58.6 billion in the year ended December 31, 2024. Gain on sale margin for the year ended December 31, 2025 was 1.08%, 8 bps lower than 1.16% for the year ended December 31, 2024. The lower gain on sale margin for the year ended December 31, 2025 was primarily due to narrower margins in the Direct to Consumer and Wholesale channels (refer to the tables above).

The table below provides the mix of Newrez’s serviced assets portfolio between subserviced performing servicing (labeled as “Performing Servicing”) and subserviced non-performing or special servicing (labeled as “Special Servicing”). Third-party servicing includes loan portfolios serviced on behalf of Rithm Capital or its subsidiaries and non-affiliated third parties for the periods presented.

	UPB as of		Increase (Decrease)
	December 31,
(in millions)	2025	2024	Amount	%
Performing Servicing:
MSR-owned assets	$525,854	$510,418	$15,436	3.0%
Residential whole loans	3,269	3,626	(357)	(9.8)%
Total Performing Servicing	529,123	514,044	15,079	2.9%

Special Servicing:
MSR-owned assets	15,563	14,376	1,187	8.3%
Residential whole loans	10,144	7,068	3,076	43.5%
Third-party	242,801	242,931	(130)	(0.1)%
Total Special Servicing	268,508	264,375	4,133	1.6%
Total Newrez Servicing	797,631	778,419	19,212	2.5%

Serviced by Third-Parties:
MSR-owned assets	54,116	65,421	(11,305)	(17.3)%
Total Servicing Portfolio	$851,747	$843,840	$7,907	0.9%

Agency Servicing:
MSR-owned assets	$376,982	$383,014	$(6,032)	(1.6)%
Third-party	35,996	71,416	(35,420)	(49.6)%
Total Agency Servicing	412,978	454,430	(41,452)	(9.1)%

Government-Insured Servicing:
MSR-owned assets	151,676	137,177	14,499	10.6%
Third-party	2,859	5,920	(3,061)	(51.7)%
Total Government-Insured Servicing	154,535	143,097	11,438	8.0%

Non-Agency (Private Label) Servicing:
MSR-owned assets	66,875	70,024	(3,149)	(4.5)%
Residential whole loans	13,413	10,694	2,719	25.4%
Third-party	203,946	165,595	38,351	23.2%
Total Non-Agency (Private Label) Servicing	284,234	246,313	37,921	15.4%
Total Servicing Portfolio	$851,747	$843,840	$7,907	0.9%

The table below summarizes servicing and other fees for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2025	2024	Amount	%
Servicing Fees:
MSR-owned assets	$1,808,491	$1,613,040	$195,451	12.1%
Residential whole loans	10,512	9,929	583	5.9%
Third-party	220,092	151,374	68,718	45.4%
Total Servicing Fees	2,039,095	1,774,343	264,752	14.9%

Other Fees:
Incentive	72,803	67,387	5,416	8.0%
Ancillary	167,665	137,477	30,188	22.0%
Boarding	10,170	5,211	4,959	95.2%
Other	5,236	8,901	(3,665)	(41.2)%
Total Other Fees(A)	255,874	218,976	36,898	16.9%

Total Servicing Portfolio Fees	$2,294,969	$1,993,319	$301,650	15.1%
(A)Includes other fees earned from third parties of $95.4 million and $68.2 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, approximately 90.9% of the UPB of residential mortgage loans underlying our owned MSRs was serviced by Newrez. In addition to MSRs serviced by Newrez, we engage third-party subservicers, including PHH and Valon, to perform servicing activities with respect to a portion of the residential mortgage loans underlying our MSRs and MSR financing receivables. As of December 31, 2025, loans serviced by these third-party subservicers had an aggregate UPB of approximately $54.1 billion, representing approximately 9.1% of our total servicing portfolio.

Our servicing operations also include subservicing activities performed for third-party clients. These services include performing loan servicing, special servicing and recovery services for deeply delinquent loans. Special servicing generally involves higher-touch borrower engagement, more frequent borrower outreach and higher staffing requirements than performing loan servicing, and accordingly results in higher subservicing fees. Subservicing revenues generally consist of tiered servicing fees based on loan delinquency status and performance metrics, as well as ancillary servicing income.

An MSR represents the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made by borrowers on the underlying loans, together with ancillary servicing income and custodial interest. An MSR generally consists of two components: a base servicing fee, which compensates the servicer for performing contractual servicing obligations (including servicing advance obligations), and an Excess MSR, which represents the portion of the servicing fee in excess of the base fee.

See Note 5 to our consolidated financial statements for additional information regarding our MSRs and MSR financing receivables, including a summary of related activity for the period from December 31, 2024 to December 31, 2025.

We finance our investments in MSRs and MSR financing receivables primarily through short- and medium-term bank facilities and capital markets financings. These borrowings are either recourse or non-recourse obligations and bear interest at either fixed or variable rates based on a specified margin over the SOFR. Capital markets financings are typically subject to collateral coverage requirements, which are calculated as the ratio of the outstanding note balance to the market value of the underlying collateral. The market value of the collateral is generally updated periodically, and if the collateral coverage ratio exceeds a specified threshold—generally 90%— we may be required to contribute additional collateral, repay a portion of the outstanding debt or post cash to restore compliance. The difference between the applicable collateral coverage ratio and the related trigger level is commonly referred to as a “margin holiday.”

See Note 17 to our consolidated financial statements for additional information regarding the financing of our MSRs and MSR financing receivables, including a summary of financing activity for the period from December 31, 2024 to December 31, 2025.

Under applicable servicing agreements, servicers are generally required to advance funds on behalf of borrowers for certain scheduled payments unless the servicer determines in good faith that such advances would not be ultimately recoverable from the proceeds of the related mortgage loan or the underlying property. Servicing advances generally fall into the following categories:

•Principal and interest advances, which represent payments advanced by the servicer to cover scheduled principal and interest payments not paid timely by the borrower;

•Escrow advances, which represent payments advanced by the servicer to third parties for real estate taxes and insurance premiums that have not been paid by the borrower; and

•Foreclosure advances, which represent payments made by the servicer for costs incurred in connection with foreclosure proceedings, property preservation and the disposition of mortgaged properties, including legal and professional fees.

Servicer advances are intended to provide liquidity to the underlying securitization structures rather than credit enhancement. These advances are generally senior in the cash flow waterfall and are typically reimbursed from collections on the related mortgage loan pool, borrower payments or proceeds from the liquidation of the underlying property, referred to as loan-level recoveries.

Prepayments made by borrowers on residential mortgage loans underlying securitizations may generally be used to fund principal and interest advance obligations. Servicing agreements with Fannie Mae, Ginnie Mae and certain PLS typically provide for payment waterfalls that permit servicers to apply collections received from prepayments to satisfy advance requirements. This ability reflects timing differences between the servicer’s obligation to remit scheduled payments and the timing of remittance of borrower prepayments. As a result, servicers may effectively use prepayment proceeds to fund advance obligations. In certain circumstances, if advances are determined to be non-recoverable or are not recovered upon loan payoff or property liquidation, the servicer may be entitled to reimburse itself from custodial accounts holding collections on serviced loans, commonly referred to as a “general collections backstop.”

See Note 5 to our consolidated financial statements for additional information regarding servicer advances receivable.

We fund servicing advances primarily through a combination of cash on hand, borrower prepayments and secured financing arrangements. Servicer advances are financed primarily through short- and medium-term, non-recourse committed facilities that are generally not subject to margin calls and bear interest at either fixed or variable rates based on a margin over SOFR. These facilities generally have maturities of less than one year.

See Note 17 to our consolidated financial statements for additional information regarding the financing of our servicer advance assets.

The table below summarizes our MSRs and MSR financing receivables as of December 31, 2025:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$377.0	29	$6.1
Non-Agency(A)	66.9	42	0.9
Ginnie Mae	151.7	48	3.4
Total / Weighted Average	$595.6	36	$10.4
(A)Includes GSE and non-Agency MSRs of $21.5 billion and $32.6 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of December 31, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,051,855	$376,982,090	1,920,428	772	4.4%	269	67	0.9%	8.0%	8.0%	—%	14.4%
Non-Agency(A)	894,988	66,874,608	548,198	670	4.6%	279	204	7.9%	7.5%	6.1%	1.4%	3.2%
Ginnie Mae	3,412,298	151,675,782	599,349	704	4.5%	313	44	0.3%	8.7%	8.4%	0.3%	36.8%
Total	$10,359,141	$595,532,480	3,067,975	743	4.4%	281	77	1.5%	8.1%	7.9%	0.2%	18.9%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.1%	—%	0.1%
Non-Agency(A)	1.9%	4.9%	0.6%	2.4%
Ginnie Mae	3.0%	0.9%	0.1%	0.7%
Weighted Average	1.2%	0.9%	0.1%	0.5%
(A)Includes GSE and non-Agency MSRs of $21.5 billion and $32.6 billion underlying UPB, respectively, serviced by third-party subservicers.
(B)Based on the weighted average of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the Fair Isaac Corporation (“FICO”) score when loans are refinanced or become delinquent.
(C)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(D)The conditional prepayment rate (“CPR”) represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)The conditional repayment rate (“CRR”) represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(F)The conditional default rate (“CDR”) represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(G)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

Government and Government-Backed Securities

Our Origination and Servicing segment also includes investments in Agency RMBS and U.S. Treasury securities, which are primarily held to hedge interest rate exposure associated with our MSR portfolio and to support REIT asset and income requirements. These investments are financed primarily through short-term repurchase agreements.

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the year ended December 31, 2025 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$5,230,355	$5,113,611	$116,528	$—	$5,230,139	23	8.0	7.6%	$5,130,519
Treasury securities	25,000	24,766	—	—	24,766	1	0.3	N/A	—
Total / Weighted Average	$5,255,355	$5,138,377	$116,528	$—	$5,254,905	24	8.0		$5,130,519
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $24.8 million of short-term Treasury bills held-to-maturity at amortized cost.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio as of December 31, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.0%
Weighted average funding cost	4.3%
Net Interest Spread	0.7%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities.

Ancillary Mortgage Services

In addition to origination and servicing activities, this segment includes operations conducted through subsidiaries that provide mortgage- and real estate-related services, including Guardian (property preservation and field services), eStreet (appraisal services) and Avenue 365 (title and settlement services).

Residential Transitional Lending

Through our wholly owned subsidiary Genesis, we originate and manage a portfolio of primarily short-term, business-purpose mortgage loans secured by residential real estate. These loans are used by real estate investors and developers to finance transitional projects, including:

•Construction — ground-up construction, including mid-construction refinancings and acquisitions of ground-up construction projects;

•Renovation — acquisition or refinance of properties requiring renovation, excluding ground-up construction; and

•Bridge — financing for purchases, refinances of completed projects or rental properties.

We currently fund construction, renovation and bridge originations primarily through a warehouse credit facility and revolving securitization structures.

Collateral and underwriting. The loans are generally secured by a mortgage or first deed of trust on the underlying real estate. Commitment sizing is determined under our lending policies and is typically based on (i) LTC or LTARV for construction and renovation loans and (ii) LTV for bridge loans. LTC and LTARV are generally calculated as the total commitment at origination divided by the total estimated project cost or the value of the property after completion of renovations, as applicable. LTV is generally calculated as the total commitment at origination divided by the “as-complete” appraisal. At origination, we typically fund a portion of the commitment at closing and hold back the remaining amount for future draws, subject to inspections, progress reporting and other conditions in the loan documents. These ratios do not reflect interim activity such as construction draws, interest capitalization or partial repayments.

Credit support. Loans are typically supported by a corporate and/or personal guarantee, which may be further secured by a pledge of the guarantor’s interests in the borrower and/or other real estate or assets owned by the guarantor.

Loan economics and terms. Commitments are generally interest-only and bear a variable rate based on SOFR plus a spread (generally ranging from 4% to 17%), with initial terms typically ranging from 6 to 120 months, depending on project size and expected completion timeline. We may extend loans based on our assessment of project status and other underwriting considerations. As of December 31, 2025, the average commitment size was $4.9 million, and the weighted average remaining term to contractual maturity was 13.7 months.

We earn loan origination fees (“points”), which are generally based on the loan term, borrower profile and collateral characteristics. As of December 31, 2025, we earned an average of 1.2% of total commitment at origination. We also may earn past-due fees, cost reimbursements (including for closing, collection and inspection-related expenses), extension fees for renewals or extensions, and amendment fees for loan modifications. Renewals and extensions are generally evaluated under our then-current underwriting criteria, including applicable LTV limitations based on the origination appraisal or an updated appraisal when required. Origination and renewal fees are recognized as income at origination as residential transition loans are measured at fair value.

Borrowers and use of proceeds. Borrowers are typically residential real estate investors and developers. Proceeds are generally used to fund construction, renovation, development, acquisition, refinancing and, to a lesser extent, mixed-use projects. Loans are typically structured with partial funding at closing and additional advances disbursed upon completion of agreed construction milestones.

A significant source of new originations has historically been repeat business and referrals. To the extent we originate loans for existing borrowers, these “retention” originations may have lower acquisition costs than originations to new borrowers, which can positively affect profitability.

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of and for the year ended December 31, 2025 (dollars in thousands):

Loans originated(A)	$4,774,864
Loans repaid	$1,653,241
Number of loans originated	1,695
UPB	$2,694,149
Total commitment	$4,229,976
Average total commitment	$6,132
Weighted average contractual interest(B)	9.3%
(A)Based on total commitment at origination.
(B)Excludes loan fees and weighted by current UPB.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment, at fair value on the consolidated balance sheets as of December 31, 2025 (dollars in thousands):

	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	242	27.4%	$2,407,652	56.9%	77.6% / 58.9%
Bridge	341	38.6%	1,402,795	33.2%	108.1%
Renovation	300	34.0%	419,529	9.9%	70.7% / 69.9%
Total	883	100.0%	$4,229,976	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2024 to December 31, 2025.

Asset Management

The Asset Management segment provides investment management and advisory services across a range of alternative investment strategies, including private credit, opportunistic credit, fund liquidity solutions, real estate and insurance-related strategies. These activities are conducted primarily through RAM. RAM operates its asset management activities through its wholly owned subsidiaries, including Sculptor, Crestline and the Rithm Advisers, which serve as investment advisers to a range of investment vehicles and managed accounts, including Rithm Property Trust and R-HOME, and generate primarily fee-based revenues. In addition, following the Paramount Acquisition, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform. A more detailed description of this business is included under Item 1. Business.

As of December 31, 2025, the Asset Management segment managed approximately $63 billion in assets under management (“AUM”).

Revenues

Revenues in the Asset Management segment consist primarily of management fees and incentive income.

Management fees are generally calculated as a percentage of AUM or invested capital, depending on the structure and governing documents of the applicable investment vehicle, and are typically earned and recognized on a quarterly basis, either in advance or in arrears. Management fees, where applicable, are generally prorated for capital inflows and redemptions during the relevant period.

Incentive income is performance-based and is generally calculated as a percentage of investment profits attributable to fund investors, net of management fees. Incentive income arrangements may be subject to contractual provisions such as hurdle rates, high-water marks and catch-up mechanisms, and incentive income is typically recognized later in the life cycle of an investment vehicle or upon crystallization events. As a result, incentive income may be uneven across reporting periods.

Period-to-period changes in Asset Management revenues are driven primarily by changes in AUM resulting from capital inflows and redemptions, investment performance, market conditions and the timing and realization of incentive income.

Expenses

Expenses in the Asset Management segment consist primarily of compensation and benefits for investment professionals and support personnel, general and administrative expenses, technology and infrastructure costs, professional fees and acquisition-related and integration expenses, where applicable.

Compensation expense may fluctuate based on headcount, compensation structure, performance-based incentives and revenue levels. Period-to-period changes in expenses may also reflect changes in AUM, investments in systems, risk management and compliance infrastructure and costs associated with launching new investment products or integrating acquired businesses.

Operating Results

Operating results for the Asset Management segment are driven by the relationship between revenue growth and expense levels, as well as the mix of management fees and incentive income recognized during the period. Market conditions, investor sentiment and asset valuations may affect both revenues and profitability. In addition, the timing of incentive income recognition and acquisition-related amortization and integration costs may result in variability in operating results between periods.

For the year ended December 31, 2025, Asset Management segment revenues were $698.6 million, driven primarily by management fees and realization of incentive income. Operating expenses during the period primarily reflected compensation and benefits, amortization of intangible assets, and office and professional expenses.

Strategic Developments

In the third quarter of 2025, we announced a strategic investment partnership with a large institutional investor pursuant to which the partnership will fund the acquisition of up to $500 million of residential transition loans in the near term, with the potential to acquire up to $1.5 billion over time. The loans are managed by the Rithm Advisers and serviced by Genesis. We believe this partnership reflects our continued focus on expanding fee-based asset management activities supported by our operating platforms.

In the fourth quarter of 2025, we completed the first close for R-HOME, a non-traded REIT focused on U.S. residential and household credit investments. R-HOME is managed by the Rithm Advisers.

Assets Under Management

AUM represents the assets for which we provide investment management, advisory or certain other investment-related services. AUM generally includes (i) the net asset value of managed accounts, open-ended and closed-end funds or the gross asset value of real estate and real estate funds, as applicable, (ii) uncalled capital commitments and (iii) the par value of structured credit vehicles. AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. Rithm Capital's calculation of AUM is intended to provide a consistent and comparable measure of managed assets across its businesses; however it is not based on any specific regulatory definition and may differ from similarly titled measures presented by other asset managers and, as a result, may not be comparable.

Growth in AUM and positive investment performance generally support growth in Asset Management revenues and earnings, while adverse investment performance or sustained investor redemptions may reduce AUM and negatively affect revenues and profitability.

Key Operating Metrics

Management monitors the performance of the Asset Management segment using AUM, net capital inflows and redemptions, management fee rates, incentive income realization and operating margins.

Investment Portfolio

Our Investment Portfolio segment primarily consists of balance sheet investments in residential mortgage loans, SFR properties, consumer loans, non-Agency securities, Excess MSRs and servicer advance investments.

Excess MSRs

Investments in Excess MSRs represent the portion of the mortgage servicing compensation that exceeds the base servicing fee. Our Excess MSR assets include our ownership interests in Excess MSRs and related recapture agreements that were acquired from, and are serviced by, Rocket, as successor by merger to Mr. Cooper.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	Carrying Value (millions)
Total / Weighted Average	$47.9	32	20	65.0% – 80.0%	$323.6
(A)The MSR is a weighted average as of December 31, 2025 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Rocket. We also invested in related servicer advance investments, including the base fee component of the related MSR on $11.9 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of December 31, 2025 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$323,564	$47,862,469	396,485	719	4.6%	220	170	6.6%	6.3%	0.4%	12.1%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.8%	1.5%	0.2%	0.6%
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

Servicer Advance Investments

Our servicer advance investments relate to specified pools of residential mortgage loans for which we have contractually assumed the obligation to fund servicing advances. These investments include (i) the outstanding servicer advances associated with the specified pools, (ii) commitments to purchase future servicer advances and (iii) the right to receive the base servicing fee component of the related MSRs.

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	December 31, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans
Servicer advance investments	$283,725	$294,322	$11,883,488	$258,157	2.2%
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the year ended December 31, 2025 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
				Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	7.4	$229,069	85.8%	82.1%	6.2%	5.1%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

December 31, 2025
Principal and interest advances	$39,905
Escrow advances (taxes and insurance advances)	120,892
Foreclosure advances	97,360
Total	$258,157

Non-Agency Securities

Within our non-Agency securities portfolio, we retain and hold certain risk retention bonds from securitizations that we do not consolidate, in compliance with applicable risk retention requirements under the Dodd-Frank Act and the rules promulgated thereunder. We also hold bonds issued in connection with our consolidated PLS, which are eliminated in consolidation. The related equity value is reflected within assets of consolidated entities and liabilities of consolidated entities on our consolidated balance sheets and is excluded from the tables below. As of December 31, 2025, approximately 78.4% of our non-Agency securities portfolio consisted of bonds retained to satisfy risk retention requirements.

The following table summarizes our non-Agency securities portfolio as of and for the year ended December 31, 2025 (dollars in thousands):

Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)
			Gains	Losses
Non-Agency securities	$8,507,851	$701,105	$100,438	$(41,910)	$759,633	$936,424
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Carrying value which is equal to the fair value for all securities.
(C)Includes repurchase agreements on non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our non-Agency securities portfolio and of the collateral underlying our non-Agency securities as of December 31, 2025 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,507,851	$701,105	$759,633	623	4.4	4.5%	14.7	0.5	9.7%	3.0%	0.8%
(A)Excludes $157.0 million carrying value of non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $175.8 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.

The following table summarizes the net interest spread of our non-Agency securities portfolio as of December 31, 2025:

Net Interest Spread(A)
Weighted average asset yield	5.8%
Weighted average funding cost	5.4%
Net Interest Spread	0.4%
(A)The non-Agency securities portfolio consists of 23.8% floating rate securities and 76.2% fixed-rate securities (accounted for on an amortized cost basis).

We finance a significant portion of our non-Agency securities investments through short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest at rates offered by counterparties for the applicable repurchase term (for example, 30 or 60 days), typically calculated as a specified margin over SOFR. As of December 31, 2025 and 2024, we had pledged non-Agency securities, including securities retained through consolidated securitizations, with an aggregate carrying value of approximately $1.3 billion and $1.1 billion, respectively, as collateral for repurchase agreement borrowings.

A portion of the collateral securing these borrowings is subject to daily mark-to-market valuation and related margin calls. The remaining collateral generally is not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is commonly referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding our non-Agency securities financing arrangements, including a summary of related activity from December 31, 2024 to December 31, 2025.

Residential Mortgage Loans

We accumulate our residential mortgage loan portfolio through loan originations, open-market and bulk acquisitions, and the exercise of call rights. Substantially all of these loans are serviced by Newrez.

We account for residential mortgage loans based on our strategy for each loan and whether the loan was performing or non-performing at acquisition. Acquired performing loans are loans for which, at the time of acquisition, we believe the borrower is likely to continue making payments in accordance with the contractual terms. Purchased non-performing loans are loans for which, at the time of acquisition, we believe the borrower is not likely to make payments in accordance with the contractual terms (i.e., credit-impaired).

Residential mortgage loans are reported in the following categories:

•Loans held-for-investment (“HFI”), at fair value;

•Loans HFS, at lower of cost or fair value;

•Loans HFS, at fair value; and

•Investments of consolidated CFEs, which represent mortgage loans held by certain PLS trusts that we consolidate because we are determined to be the primary beneficiary. Under the CFE election, these assets are measured based on the fair value of the more observable liabilities of the consolidated CFEs. The assets of the consolidated CFEs may be used only to settle the obligations of the respective CFEs, and creditors of the CFEs do not have recourse to Rithm Capital Corp.

As of December 31, 2025, we held approximately $5.8 billion of outstanding face amount of residential mortgage loans classified as residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on our consolidated balance sheets (see below). These investments were financed in part through secured financing agreements with an aggregate face amount of approximately $5.1 billion. Our acquisitions during the period included open-market purchases, originations through Newrez, bulk acquisitions and loans acquired through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	December 31, 2025					December 31, 2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,347,429	$3,265,142	8,396	6.1%	26.0	$2,791,027
Residential mortgage loans, HFI, at fair value	349,196	324,688	6,651	7.5%	4.6	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	49,983	45,861	1,512	6.1%	4.3	51,011
Acquired non-performing loans(D)	13,443	10,930	162	11.6%	3.5	15,659
Total Residential Mortgage Loans, HFS	$63,426	$56,791	1,674	7.3%	4.1	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	$1,583,196	$1,612,154	3,608	6.0%	8.4	$408,421
Acquired non-performing loans(D)(E)	326,394	299,413	1,344	5.3%	27.5	270,879
Originated loans	3,441,976	3,515,914	10,052	6.3%	29.0	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$5,351,566	$5,427,481	15,004	6.2%	22.8	$4,307,571
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
(D)As of December 31, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status except, as described in (E) below.
(E)Includes $152.0 million and $317.1 million UPB of Ginnie Mae early buyout options of performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA.

We evaluate the credit quality of our residential mortgage loan portfolio using indicators that include delinquency status, LTV ratios and geographic concentration.

We finance a significant portion of our residential mortgage loan investments through repurchase agreements. These recourse borrowings generally bear variable interest rates for the term of the applicable repurchase transaction (typically less than one year) at a specified margin over SOFR. As of December 31, 2025 and 2024, we had pledged residential mortgage loans with a carrying value of approximately $5.8 billion and $4.7 billion, respectively, as collateral for borrowings under repurchase agreements. Certain of these financings are subject to daily mark-to-market adjustments and related margin calls. Other financings are not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified trigger. The difference between the collateral coverage percentage and the applicable trigger is referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding the financing of our residential mortgage loans, including a summary of related activity from December 31, 2024 to December 31, 2025.

See Note 7 to our consolidated financial statements for additional information regarding our residential mortgage loans, including a summary of related activity from December 31, 2024 to December 31, 2025.

Consumer Loans

The table below presents selected collateral characteristics for our consumer loan portfolio as of December 31, 2025. This portfolio includes (i) the Upgrade loans, (ii) the Marcus loans and (iii) the SpringCastle loans. These loans are held by Rithm Capital through certain limited liability companies (collectively, the “Consumer Loan Companies”) (dollars in thousands).

	Collateral Characteristics
	UPB	Number of Loans	Weighted Average Coupon	Adjustable Rate Loan %	Average Loan Age (Months)	Weighted Average Expected Life (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	$164,119	28,624	18.0%	14.7%	255	44	2.2%	13.8%	5.4%
Marcus	295,074	100,701	11.2%	—%	43	7	48.6%	21.9%	5.4%
Upgrade	471,651	41,670	13.5%	—%	6	131	0.1%	25.4%	0.4%
Total / Weighted Average	$930,844	170,995	13.6%	2.6%	62	76	15.8%	22.2%	2.9%
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

We finance our consumer loan investments through a combination of securitization and secured borrowing arrangements. The SpringCastle loans are financed with securitized, non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. The Upgrade loans are financed primarily through a secured revolving credit facility that matures in July 2026. See Note 17 to our consolidated financial statements for further information regarding the financing of our consumer loans, including a summary of activity from December 31, 2024 to December 31, 2025.

See Note 8 to our consolidated financial statements for additional information, including a summary of activity related to consumer loans from December 31, 2024 to December 31, 2025.

Single-Family Rental Properties

We invest in and manage a geographically diversified portfolio of SFR properties. As of December 31, 2025, our SFR portfolio consisted of approximately 4,006 properties with an aggregate carrying value of approximately $1.0 billion, compared to 4,049 properties with an aggregate carrying value of $1.0 billion as of December 31, 2024. During the years ended December 31, 2025 and 2024, we acquired 38 and 219 rental properties, respectively.

Our ability to acquire properties that meet our investment criteria depends on factors such as market pricing, available inventory, competition, capital availability and regulatory requirements. In addition to purchase price, acquisitions typically involve transaction-related costs and renovation expenses to prepare properties for rental, with timing and costs varying based on property characteristics, acquisition channel and local market conditions. We also acquire homes through the purchase of BTR communities or portions thereof. Operating results are affected by the time required to market and lease properties, which varies by market and is influenced by demand, marketing efforts and available inventory. Additionally, there has recently been increased regulatory scrutiny around the SFR industry, and the current federal administration has called for congress to ban the purchase of single-family homes by institutional investors; however, whether such regulatory action will occur and to what extent, if at all, is uncertain. Our operating results would be affected by any such regulations and are affected by market sentiment regarding the SFR industry.

Our revenues are primarily generated from rental income under lease agreements that generally range from one to two years. Rental rates and occupancy are influenced by economic conditions, seasonality, local market dynamics, tenant defaults and re-leasing timelines following tenant turnover.
Once properties are available for lease, we incur ongoing operating expenses, including property taxes, insurance, HOA fees, utilities, repairs and maintenance, leasing and marketing costs and property administration. Certain costs incurred prior to a property becoming rentable are capitalized, while ongoing repairs and maintenance are expensed as incurred and expenditures that enhance or extend a property’s useful life are capitalized.

The following table summarizes certain key SFR property metrics as of December 31, 2025 (dollars in thousands):

	Number of SFR Properties	% of Total SFR Properties	Net Book Value	% of Total Net Book Value	Average Gross Book Value per Property	% of Rented SFR Properties	% of Occupied Properties	% of Stabilized Occupied Properties	Average Monthly Rent	Average Sq. Ft.
Alabama	91	2.3%	$16,592	1.7%	$182	93.4%	92.3%	92.3%	$1,638	1,540
Arizona	142	3.5%	52,434	5.2%	369	90.8%	90.1%	91.4%	2,024	1,518
Florida	802	20.0%	205,868	20.5%	257	93.3%	92.4%	93.0%	1,940	1,432
Georgia	726	18.1%	165,788	16.5%	228	92.8%	92.0%	92.9%	1,954	1,769
Indiana	117	2.9%	24,338	2.4%	208	90.6%	90.6%	90.6%	1,758	1,621
Mississippi	157	3.9%	30,873	3.1%	197	94.3%	93.6%	94.2%	1,885	1,682
Missouri	356	8.9%	68,727	6.8%	193	92.4%	91.3%	93.1%	1,695	1,411
Nevada	98	2.4%	31,172	3.1%	318	91.8%	86.7%	87.6%	1,898	1,457
North Carolina	431	10.8%	121,219	12.1%	281	94.0%	92.8%	92.8%	1,874	1,545
Oklahoma	52	1.3%	11,035	1.1%	212	94.2%	92.3%	92.3%	1,610	1,592
Tennessee	122	3.1%	39,724	4.0%	382	38.0%	74.6%	90.1%	2,101	1,615
Texas	910	22.7%	236,651	23.5%	260	84.2%	83.8%	90.8%	1,938	1,750
Other U.S.	2	0.1%	496	—%	252	50.0%	50.0%	50.0%	1,750	1,372
Total / Weighted Average	4,006	100.0%	$1,004,917	100.0%	$253	89.3%	89.5%	92.1%	$1,901	1,605

We primarily finance our SFR property acquisitions through a combination of credit facilities, term loans and securitization structures. See Note 17 to our consolidated financial statements for additional information regarding the financing of our SFR properties.

Our Investment Portfolio segment also includes results from certain wholly owned subsidiaries and minority investments that provide services across the mortgage and real estate sectors. This includes our strategic partnership with Darwin through APM, which provides property management services. All of our SFR properties are currently managed by APM.

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

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2025; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of December 31, 2025 inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.

Fair Value of Investments

MSRs and MSR Financing Receivables

An MSR can be created or acquired through a variety of means, including explicitly through a contract or implicitly through the origination and sale of a loan with servicing retained. As an approved owner of MSRs, we account for our MSRs as servicing assets or servicing liabilities, as we have undertaken an obligation to service financial assets. We measure our MSRs at fair value at acquisition and elect to subsequently measure at fair value at each reporting date using the fair value measurement method. Our MSRs are categorized as Level 3 under the GAAP fair value hierarchy, as described in Note 18 to our consolidated financial statements. The inputs used in the valuation of MSRs include prepayment rate, delinquency rate, mortgage servicing amount, discount rate, and estimated market level future costs to service. These inputs are primarily based on current market data obtained from servicers and other third parties, which may be adjusted based on our expectations for the future, and requires significant judgment. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

Government-Backed Securities, Non-Agency Securities and Other Securities

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

We generally categorize Agency RMBS and corporates under Level 2 and non-Agency residential and other securities as Level 3 of the GAAP hierarchy. We estimate the fair value of the majority of our securities based upon broker quotations, counterparty quotations or pricing service quotations. Pricing services generally develop their pricing based on transaction prices of recent trades for similar financial instruments, when available. When recent trades for similar financial instruments are not available, cash flow models or other pricing models are used. The significant inputs used in the valuation of our securities include the discount rate, prepayment rates, default rates and loss severities, as well as other variables.

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

Residential Mortgage Loans

Loans are classified as (i) HFI at fair value, (ii) HFS at fair value or (iii) HFS at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the consolidated balance sheets at fair value and the periodic changes in fair value is recorded as a component of realized and unrealized gains (losses), net in the consolidated statements of operations. When we have the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as HFI. When we have the intent to sell loans, such loans are classified as HFS.

Our loans are generally categorized as Level 2 or 3 under the GAAP fair value hierarchy, as described in Note 18 to our consolidated financial statements. The fair value of loans is affected by, among other things, changes in interest rates, credit performance, prepayments, and market liquidity. To the extent interest rates change or market liquidity and or credit conditions materially change, the value of these loans could decline, which could have a material effect on reported earnings.

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

A loan is reported as past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans HFS are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Our ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

Private Credit and Commercial Mortgage Loans (Insurance Company Investments)

Private credit investments and commercial mortgage loans are carried at fair value, with changes in fair value recognized in earnings. These investments are generally classified within Level 3 of the fair value hierarchy due to the limited availability of observable market data.

For newly originated or recently acquired investments held for less than six months, fair value is generally based on the transaction price, net of transaction costs, plus accrued interest and upfront fees, which management believes approximates fair value at initial recognition. Such investments are not subject to third-party valuation review unless a significant event or change in circumstances indicates that the transaction price is no longer representative of fair value.

For other private credit investments and commercial mortgage loans, fair value is determined using income and/or market approaches. Income approaches typically utilize discounted cash flow analyses, while market approaches may incorporate comparable company multiples or recent transaction data, where available. Independent third-party valuation specialists assist in determining fair value using these methodologies.

The valuation of these investments requires significant judgment and involves the use of unobservable inputs, including discount rates, recovery assumptions, projected cash flows, valuation multiples and liquidity adjustments. The discount rate is generally the most significant unobservable input, as it reflects the perceived risk profile of the borrower and current market conditions. Increases in discount rates would generally result in lower fair values, while decreases in discount rates would increase fair values.

Because these inputs are not directly observable and may reflect borrower-specific and market-specific considerations, the resulting fair value measurements are inherently subjective. Changes in assumptions, including expectations regarding credit performance, operating results, market liquidity or required rates of return, could have a material effect on the fair value of these investments and, accordingly, on reported earnings.

Real Estate Impairment

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If our estimates of the projected future cash flows, anticipated holding periods or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Business Combinations and Asset Acquisitions

When the assets acquired and liabilities assumed constitute a business, the acquisition is accounted for as a business combination. Business combinations are accounted for under the acquisition method. On acquisition, the identifiable assets, liabilities and contingent liabilities are measured at their fair values at the date of acquisition. Any excess of the cost of acquisition over the fair values of the identifiable net assets acquired is recognized as goodwill. In instances where the cost of acquisition is lower than the fair values of the identifiable net assets acquired (i.e., a bargain purchase), the difference is recognized in earnings in the period of acquisition. The consideration transferred for an acquisition is measured at the fair value of the consideration given. Acquisition-related costs are expensed as incurred. The results of operations of acquired businesses are included from the date of acquisition.

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we recognize a measurement-period adjustment during the period in which we determine the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date.

If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the transaction is accounted for as an asset acquisition rather than a business combination. In an asset acquisition, the total consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values, and no goodwill is recognized. Differences between the consideration transferred and the fair value of the identifiable net assets acquired are allocated to the acquired assets and liabilities on a relative fair value basis.

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

For additional information on VIEs, see “Item 8. Consolidated Financial Statements—Note 19, Variable Interest Entities.”

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

An exception to these descriptions results from changes in value that represent impairment. Any such change (i) is recorded in the consolidated statements of operations as impairment that impacts net income and (ii) impacts our total Rithm Capital stockholders’ equity (net book value). In the case of residential mortgage loans, HFS, at lower of cost or fair value, any reductions in value are considered impairment. Impairment on loans and REO, as well as securities, is subject to reversal if values subsequently increase.

All of Rithm Capital’s liabilities, with the exception of derivatives, residential mortgage loan repurchase liability, notes payable of consolidated entities and certain debt accounted for under the fair value option, are recorded at their amortized cost basis.

The table below summarizes Rithm Capital’s assets by category as of December 31, 2025:

MTM Assets	OCI Assets	Cost Assets
MSRs and MSR financing receivables	Government and government-backed securities, available-for-sale	Residential mortgage loans, HFS, at lower of cost or fair value
Government and government-backed securities, at fair value		Real estate, net
Residential mortgage loans, HFI, at fair value		Treasury securities, held-to-maturity
Residential mortgage loans, HFS, at fair value		Servicer advances receivable
Consumer loans, at fair value		Reverse repurchase agreements
Residential transition loans, at fair value		Certain Assets Included in Other Assets, Primarily:
Residential mortgage loans subject to repurchase		Deferred tax asset
Insurance company investments, at fair value		Income and fees receivable
Certain Assets Included in Other Assets, Primarily:		Trade receivables
CLOs, at fair value		Other assets, except as noted otherwise
Derivative and hedging assets
Equity investments, at fair value
Excess MSRs, at fair value
Non-Agency securities, at fair value
Notes receivable, at fair value
Servicer advance investments
Investments of consolidated entities, at fair value

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost to service, gain on sale of loans less cost to originate, asset management fees less expenses, and property rental revenue less operating costs. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans or the non-Agency securities held in our investment portfolio. Asset management fees are directly related to growth in AUM and investment performance of our funds. Decline in investment performance may slow our AUM growth and increase the potential for redemptions from our funds. Property rental revenue is directly related to occupancy.

During the year ended December 31, 2025, interest rates decreased in comparison to the year ended December 31, 2024. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. On the other hand, lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2025	2024	Amount	%
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$2,294,969	$1,993,319	$301,650	15.1%
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(746,006) and $(602,241), respectively)	(1,174,549)	(455,918)	(718,631)	(157.6)%
Servicing revenue, net	1,120,420	1,537,401	(416,981)	(27.1)%
Interest income	1,874,315	1,949,790	(75,475)	(3.9)%
Gain on originated residential mortgage loans, HFS, net	729,526	682,535	46,991	6.9%
Other revenues	238,927	227,472	11,455	5.0%
Asset management revenues	627,040	520,294	106,746	20.5%
	4,590,228	4,917,492	(327,264)	(6.7)%
Expenses
Interest expense and warehouse line fees	1,662,433	1,835,325	(172,892)	(9.4)%
General and administrative	1,011,564	868,484	143,080	16.5%
Compensation and benefits	1,318,879	1,134,768	184,111	16.2%
	3,992,876	3,838,577	154,299	4.0%
Other Income (Loss)
Realized and unrealized gains, net	125,867	72,639	53,228	(73.3)%
Other income, net	83,164	57,255	25,909	(45.3)%
	209,031	129,894	79,137	(60.9)%
Income before Income Taxes	806,383	1,208,809	(402,426)	(33.3)%
Income tax expense	88,291	267,317	(179,026)	(67.0)%
Net Income	718,092	941,492	(223,400)	(23.7)%
Non-controlling interests in income of consolidated subsidiaries	8,820	9,989	(1,169)	(11.7)%
Redeemable non-controlling interests in income of consolidated subsidiaries	12,215	—	12,215	100.0%
Net Income Attributable to Rithm Capital Corp.	697,057	931,503	(234,446)	(25.2)%
Change in redemption value of redeemable non-controlling interests	15,611	—	15,611	100.0%
Dividends on preferred stock	114,246	96,456	17,790	18.4%
Net Income Attributable to Common Stockholders	$567,200	$835,047	$(267,847)	(32.1)%

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$2,099,987	$1,833,221	$266,766	14.6%
Ancillary and other fees	194,982	160,098	34,884	21.8%
Servicing fee revenue, net and fees	2,294,969	1,993,319	301,650	15.1%
Change in Fair Value due to:
Realization of cash flows	(746,006)	(602,241)	(143,765)	(23.9)%
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	(873,379)	434,667	(1,308,046)	(300.9)%
Gains (losses) on MSR economic hedges	444,836	(288,344)	733,180	254.3%
Servicing Revenue, Net	$1,120,420	$1,537,401	$(416,981)	(27.1)%
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Changes in interest rates and prepayment speeds	$(640,259)	$929,830	$(1,570,089)	(168.9)%
Changes in discount rates	133,525	28,189	105,336	373.7%
Changes in other factors	(366,645)	(523,352)	156,707	29.9%
Change in Valuation and Assumptions	$(873,379)	$434,667	$(1,308,046)	300.9%

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB as of December 31,		Increase (Decrease)
(dollars in millions)	2025	2024	Amount	%
GSE	$412,978	$454,430	$(41,452)	(9.1)%
Non-Agency	284,234	246,313	37,921	15.4%
Ginnie Mae	154,535	143,097	11,438	8.0%
Total	$851,747	$843,840	$7,907	0.9%

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB as of December 31,		Increase (Decrease)
(dollars in millions)	2025	2024	Amount	%
Performing Servicing	$529,123	$514,044	$15,079	2.9%
Special Servicing	268,508	264,375	4,133	1.6%
Serviced by third-parties	54,116	65,421	(11,305)	(17.3)%
Total Servicing Portfolio	$851,747	$843,840	$7,907	0.9%

Servicing revenue, net decreased $417.0 million, driven by (i) a $574.9 million increase in unrealized loss, net of economic hedges, on our MSRs and (ii) a $143.8 million increase in realization of cash flows, partially offset by (iii) a $301.7 million increase in servicing fee revenue, net and fees.

The $574.9 million net unrealized loss reflected a $1.3 billion loss on MSRs driven by changes in valuation and assumptions, partially offset by a $733.2 million gain from economic hedges. The $1.3 billion MSR unrealized loss was primarily attributable to updated assumptions related to interest rates and prepayment speeds.

The $143.8 million increase in realization of cash flows was driven by higher year-over-year prepayment speeds. The $301.7 million increase in servicing fee revenue, net and fees was driven by a $7.9 billion increase in servicing UPB, a full year of third-party servicing revenue acquired through the Computershare Acquisition compared to a partial year in 2024, as well as the recording of certain servicing costs to loan servicing expense within general and administrative expense, which were previously recorded as contra servicing revenue.

Weighted average mortgage servicing revenue remained comparable year-over-year at approximately 35 bps.

Interest Income

Interest income for the year ended December 31, 2025 decreased $75.5 million, primarily driven by a reduced Agency securities portfolio and lower year-over-year performing consumer loan balances. The decrease was partially offset by higher average custodial account balances as a result of the Computershare Acquisition in the second quarter of 2024 and growth in residential mortgage loan and residential transition loan portfolios.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Year Ended December 31,
(dollars in thousands)	2025	2024
Pull through adjusted lock volume	$64,060,896	$59,322,537
Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	2.32%	3.34%
Retail / Joint Venture	3.33%	3.67%
Wholesale	1.31%	1.41%
Correspondent	0.52%	0.51%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.08%	1.16%

The following table summarizes funded loan production by channel:

	UPB
	Year Ended December 31,				Increase (Decrease)
(dollars in millions)	2025	% of Total	2024	% of Total	Amount	%
Production by Channel:
Direct to Consumer	$7,302	12%	$4,275	7%	$3,027	71%
Retail / Joint Venture	2,937	5%	3,965	7%	(1,028)	(26)%
Wholesale	10,599	17%	7,196	12%	3,403	47%
Correspondent	42,506	66%	43,149	74%	(643)	(1)%
Total Production by Channel	$63,344	100%	$58,585	100%	$4,759	8%
Gain on originated residential mortgage loans, HFS, net increased $47.0 million, primarily driven by an increase in pull through adjusted lock volume in the Direct to Consumer and Wholesale channels, partially offset by lower gain on sale margins.

For the year ended December 31, 2025, funded loan origination volume was $63.3 billion, up from $58.6 billion in the year ended December 31, 2024. Refinance activity represented 31% of total funded origination volume, up from 20% in the prior year, driven by lower interest rates year-over-year. Gain on sale margin for the year ended December 31, 2025 was 1.08%, down 8 bps from 1.16% in 2024, primarily due to narrower margins in the Direct to Consumer and Wholesale channels.

Other Revenues

Other revenues increased $11.5 million primarily due to commercial rental revenue from the Paramount Acquisition (see Note 3 to our consolidated financial statements), partially offset by lower property inspection and maintenance revenue at Guardian.

Asset Management Revenues

Asset management revenues increased $106.7 million, primarily due to an increase in management fees earned from AUM growth and higher incentive income driven by crystallization related to certain funds managed by Sculptor.

Interest Expense and Warehouse Line Fees

Interest expense and warehouse line fees decreased $172.9 million, primarily driven by a decline in average SOFR from approximately 5.2% to 4.3% year-over-year and a reduced Agency securities portfolio. This decrease was partially offset by higher average outstanding borrowings due to growth in residential mortgage loan and residential transition loan portfolios, as well as an increase in unsecured notes outstanding.

General and Administrative

General and administrative expenses consist of the following:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Legal and professional	$136,520	$104,459	$32,061	30.7%
Loan origination	64,762	51,313	13,449	26.2%
Occupancy	62,883	61,305	1,578	2.6%
Subservicing	52,614	70,580	(17,966)	(25.5)%
Loan servicing	148,741	41,958	106,783	254.5%
Property and maintenance	124,922	122,581	2,341	1.9%
Depreciation and amortization	107,477	124,131	(16,654)	(13.4)%
Information technology	121,630	129,710	(8,080)	(6.2)%
Insurance-related expenses	5,392	—	5,392	100.0%
Other	186,623	162,447	24,176	14.9%
Total General and Administrative Expenses	$1,011,564	$868,484	$143,080	16.5%

General and administrative expenses increased $143.1 million year-over-year, primarily driven by: (i) higher loan servicing expense resulting from certain servicing costs being recorded as loan servicing expense that were previously classified as contra servicing revenue, (ii) a $32.1 million increase in legal and professional fees driven by higher Non-QM deal volume and the Crestline Acquisition, (iii) a $13.4 million increase in loan origination expense resulting from $4.8 billion growth in year-over-year loan origination volume and (iv) higher securitization fees and AUM placement fees recorded within other general and administrative expense.

The increase was partially offset by (i) lower subservicing expense as a result of the servicing transfer of certain MSRs from PHH to in-house and (ii) lower depreciation and amortization following the full amortization of certain internally developed software, in early 2025.

Compensation and Benefits

Compensation and benefits increased $184.1 million, primarily due to (i) a $67.7 million increase in loan servicing compensation at the operating company primarily related to the Computershare Acquisition in the second quarter of 2024, (ii) a $71.1 million increase in asset management compensation linked to investment performance and (iii) a $45.3 million increase in other performance and stock-based compensation.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Real estate and other securities	$25,262	$4,328	$20,934	483.7%
Residential mortgage loans and REO	22,108	34,065	(11,957)	(35.1)%
Derivative and hedging instruments	(20,589)	(3,198)	(17,391)	543.8%
Notes and bonds payable	(1,716)	(7,407)	5,691	(76.8)%
Consolidated entities(A)	79,442	97,340	(17,898)	(18.4)%
Insurance-related	2,606	—	2,606	100.0%
Other gains (losses)(B)	18,754	(52,489)	71,243	(135.7)%
Realized and unrealized gains, net	125,867	72,639	53,228	73.3%
Other income, net	83,164	57,255	25,909	45.3%
Total Other Income	$209,031	$129,894	$79,137	60.9%
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Total other income was $209.0 million for the year ended December 31, 2025, compared to $129.9 million in the prior year. Realized and unrealized gains related to real estate and other securities, residential mortgage loans and REO were largely offset by losses from derivative and hedging instruments.

Consolidated entities gains represent our economic interest in the net income of these consolidated entities. The year-over-year decline in gains was primarily driven by mark-to-market losses, partially offset by higher net interest income.

The increase in other income, net and other gains (losses) was primarily attributable to higher income from equity method investments driven by portfolio growth during 2025 and consumer loan portfolio losses during 2024, respectively.

Income Tax Expense (Benefit)

Income tax expense decreased $179.0 million, which represents the net of a $15.0 million increase in current tax expense and $194.1 million decrease in deferred tax expense. The decrease in deferred tax expense was primarily driven by a decrease in the fair value of MSRs held within taxable entities, partially offset by income generated by the Origination and Servicing and Asset Management segments, as well as tax expense generated from increased valuation allowances on definite-lived deferred tax assets. Current tax expense is driven primarily by income from foreign operations and return to provision adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the FHFA and Ginnie Mae for Fannie Mae and Freddie Mac private label servicing and Ginnie Mae servicing, respectively, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of December 31, 2025, approximately $1.2 billion of available liquidity was held at NRM and Newrez, of which $0.6 billion was in excess of the regulatory liquidity requirements made effective during 2023. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

The FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of December 31, 2025, Rithm Capital maintained compliance with the required capital and liquidity standards. Non-compliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies), which became effective on December 31, 2024. These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. Compliance with these capital and liquidity requirements may require us to maintain elevated levels of capital and liquidity, which could constrain our operations and adversely affect our returns.

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

As of December 31, 2025, our total outstanding debt obligations amounted to $35.4 billion and are comprised of secured financing agreements, secured notes and bonds payable, Senior Unsecured Notes (as defined below) and notes payable of consolidated entities. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $13.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Year Ended December 31, 2025
	Outstanding Balance at December 31, 2025	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$5,130,519	$9,038,984	$10,772,322	4.9%
Non-Agency securities	936,424	819,889	903,048	6.3%
Residential mortgage loans	4,614,574	3,583,981	5,996,684	5.7%
Residential transition loans	661,038	450,131	661,038	6.3%
Secured Notes and Bonds Payable:
MSRs	2,779,746	3,028,684	3,740,139	6.8%
Servicer advances	909,033	1,768,270	2,482,266	6.3%
Total / Weighted Average	$15,031,334	$18,689,939	$24,555,497	5.7%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Secured Financing Agreements:
Government and government-backed securities	$7,486,216	$7,635,112	$9,407,987	$10,100,950
Non-Agency securities	908,897	889,135	831,541	737,322
Residential mortgage loans and REO	4,816,525	3,567,661	3,223,464	2,707,909
Residential transition loans	524,960	537,259	379,593	355,899
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On June 20, 2025, the Company issued $500.0 million aggregate principal amount of its 2030 Senior Notes due July 15, 2030, with interest payable semi-annually in arrears on each of January 15th and July 15th, commencing on January 15, 2026. Net proceeds from the issuance of the 2030 Senior Notes were approximately $495.0 million, net of commissions and estimated offering expenses payable by the Company. The 2030 Senior Notes mature on July 15, 2030 and are redeemable at any time from time to time on or after July 15, 2027, at prices ranging from 104% to 100% of the principal amount.

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of its 2029 Senior Notes due April 1, 2029, with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024. Net proceeds from the issuance of the 2029 Senior Notes were approximately $759.0 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2029 Senior Notes mature on April 1, 2029 and are redeemable at any time and from time to time on or after April 1, 2026, at prices ranging from 104% to 100% of the principal amount.

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

The Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”) and the Indenture, dated June 20, 2025, pursuant to which the 2030 Senior Notes were issued (the “2030 Notes Indenture”), each contain a requirement that the Company maintain Total Unencumbered Assets (as defined in each of the 2030 Notes Indenture and the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company. For more information regarding our indebtedness, refer to Note 17 of the consolidated financial statements.

Maturities

Our debt obligations as of December 31, 2025, as summarized in Note 17 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Non-recourse(A)	Recourse(B)	Total
2026	$2,760,061	$13,676,934	$16,436,995
2027	3,482,571	904,527	4,387,098
2028	805,377	1,019,493	1,824,870
2029	1,440,000	3,355,827	4,795,827
2030	1,917,637	540,000	2,457,637
2031 and thereafter	5,540,965	—	5,540,965
	$15,946,611	$19,496,781	$35,443,392
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $1.9 billion, $9.1 billion, $0.0 billion and $4.9 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $12.2 billion, $6.0 billion, $1.3 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of December 31, 2025.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at December 31, 2025 was $1.8 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of December 31, 2025, we had outstanding secured financing agreements with an aggregate face amount of approximately $13.8 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $6.8 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of December 31, 2025, our total borrowing capacity under our secured financing arrangements was $25.2 billion with $7.7 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if Rithm Capital has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate. See “Risk Factors—Risks Related to Our Financing Arrangements” for further discussion.

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

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	December 31,		December 31,			December 31,		Year Ended December 31,
Series(B)	2025	2024	2025	2024	Issuance Discount	2025	2024	2025	2024	2023
Series A, issued July 2019(D)(G)(I)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$2.60	$2.33	$1.88
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	2.55	2.26	1.78
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	2.38	1.59	1.59
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	1.75	1.75	1.75
Series E, 8.75% issued September 2025(F)	7,600,000	—	190,000	—	3.15%	183,536	—	0.85	—	—
Total	57,564,122	51,964,122	$1,439,104	$1,299,104		$1,390,790	$1,257,254	$10.13	$7.93	$7.00
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
(G)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the fourth quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(H)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the fourth quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on March 28, 2025.

From and including the date of original issue (July 2, 2019 for the Series A, August 15, 2019 for the Series B and February 14, 2020 for the Series C) but excluding August 15, 2024 (with respect to Series A and Series B) and February 15, 2025 (with respect to Series C), holders of shares of our Series A, Series B and Series C were entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125% and 6.375%, respectively, per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781 and $1.594, respectively, per annum per share). From and including August 15, 2024 (with respect to the Series A and Series B) and February 15, 2025 (with respect to the Series C), holders of our Series A, Series B and Series C are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-London Interbank Offered Rate cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. From and including the date of original issue (September 17, 2021) but excluding November 15, 2026, holders of shares of our 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.750 per annum per share). Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. From and including the date of original issue (September 25, 2025), holders of shares of our 8.750% Series E are entitled to receive cash dividends at a rate of 8.750% per annum of the $25.00 liquidation preference per share (equal to $2.1875 per annum per share). Dividends for the Series A, Series B, Series C, Series D and Series E are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the year ended December 31, 2025 were $114.2 million.

Additionally, on January 21, 2026, Rithm Capital issued 10.0 million shares of its 8.750% Series F, with a liquidation preference of $25.00 per share for net proceeds of approximately $242.1 million. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,500,000 shares of Series F Preferred Stock. From and including the date of original issue (January 21, 2026) but excluding February 15, 2031, holders of shares of our Series F are entitled to receive cumulative cash dividends at a rate of 8.750% per annum of the $25.00 liquidation preference per share (equivalent to $2.1875 per annum per share). Holders of shares of our Series F, from and including February 15, 2031, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 5.009%. Dividends for the Series F are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

On August 5, 2022, we entered into a Distribution Agreement (as amended by that Amendment No. 1 to the Distribution Agreement, dated August 1, 2025) to sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “2022 ATM Program”). On September 22, 2025, to replace the 2022 ATM Program, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time, through an “at-the-market” equity offering program (the “2025 ATM Program” and, together with the 2022 ATM Program, the “ATM Program”). During the year ended December 31, 2025, 32.9 million shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the year ended December 31, 2025, we did not repurchase any shares of our common stock and redeemed 2.0 million shares of our Series A for $50.0 million.

On September 24, 2024, Rithm Capital issued in a public offering 30.0 million shares of its common stock at a par value of $0.01 per share for gross proceeds of $340.2 million, before deducting estimated offering costs.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the year ended December 31, 2025 were $542.6 million.

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

Cash Flows

The following table summarizes changes to our cash and cash equivalents and restricted cash for the periods presented:

	Year Ended December 31,
	2025	2024	Change
Beginning of period — cash and cash equivalents and restricted cash	$1,917,809	$1,697,095	$220,714

Net cash used in operating activities	(1,292,051)	(2,185,201)	893,150
Net cash provided by (used in) investing activities	2,671,482	(2,425,156)	5,096,638
Net cash provided by (used in) financing activities	(507,827)	4,831,071	(5,338,898)
Net increase in cash and cash equivalents and restricted cash	871,604	220,714	650,890

End of Period — Cash and Cash Equivalents and Restricted Cash	$2,789,413	$1,917,809	$871,604

Operating Activities

Net cash used in operating activities was approximately $1.3 billion and $2.2 billion for the years ended December 31, 2025 and 2024, respectively. The decrease of $0.9 billion in net cash used in operating activities was primarily driven by an increase in net receipts from loan originations and repayments of consolidated entities, partially offset by lower net payment of mortgage loan originations and sales in 2025.

Investing Activities

Net cash provided by (used in) investing activities was approximately $2.7 billion and $(2.4) billion for the years ended December 31, 2025 and 2024, respectively. The cash receipt in 2025 primarily consisted of $3.9 billion net proceeds from purchase and sales of Treasury and government-backed securities, $1.2 billion proceeds from principal repayments and sales proceeds of investments of consolidated entities. This was partially offset by $1.9 billion net proceeds from origination and repayments of mortgage loans receivable, $1.0 billion paid for the purchase of Paramount, net of cash acquired and $156 million paid for the Crestline acquisition, net of cash acquired.

Financing Activities

Net cash provided by (used in) financing activities was approximately $(0.5) billion and $4.8 billion for the years ended December 31, 2025 and 2024, respectively. The net cash used in financing activities in 2025 was driven primarily by a net payment of $3.0 billion on borrowings and repayments of secured financing and warehouse facilities and a $275.0 million paydown of the 2025 Senior Notes. The net cash used in financing activities was partially offset by $0.6 billion of equity raised from common stock issued through the ATM program and issuance of our Series E preferred shares, $0.5 billion from the issuance of the 2030 Senior Notes, and a net $0.9 billion of borrowings under secured notes, bonds, and notes payable of consolidated entities.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of December 31, 2025 there was $9.3 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds and other vehicles, primarily related to providing asset management services and, in certain cases, investments in such non-consolidated entities. As of December 31, 2025, our maximum exposure to loss of $1.4 billion represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of December 31, 2025, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of December 31, 2025, we had the following material contractual obligations:

Contract	Terms

Debt Obligations:

Secured Financing Agreements	Described under Note 17 to our consolidated financial statements.

Secured Notes and Bonds Payable	Described under Note 17 to our consolidated financial statements.

Unsecured Senior Notes	Described under Note 17 to our consolidated financial statements.

Other Contractual Obligations:

Lease Liability	Described under Note 15 to our consolidated financial statements.

Interest Rate Swaps	Described under Note 16 to our consolidated financial statements.
See Note 26 and Note 28 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to December 31, 2025, if any. As described in Note 26, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $131.4 million of unfunded and available revolving credit privileges as of December 31, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $1.8 billion of additional advances on existing mortgage loans as of December 31, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of December 31, 2025, the Company has an unfunded capital commitment to fund up to $78.8 million on an existing loan to a certain commercial real estate borrower. As of December 31, 2025, the Company has unfunded capital commitments of $779.7 million to certain funds Sculptor manages, of which $41.4 million relates to commitments of consolidated funds. Approximately $131.2 million of the commitments will be funded by contributions to Sculptor from certain current and former employees and executive managing directors. Lastly, during the first quarter of 2025, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of December 31, 2025, the unfunded capital commitment to the consolidated joint venture was $86.4 million, of which $69.1 million is expected to be funded by the third-party.

INFLATION

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and non-Agency securities to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Note 5 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, MSR financing receivables, Excess MSRs and the rights to the base fee components of MSRs to increase and the value of loans and non-Agency securities to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	December 31, 2025	December 31, 2024
+50bps	-41.2	+27.4
+25bps	+7.7	+24.5
-25bps	-64.5	-46.3
-50bps	-185.6	-114.3
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	December 31, 2025	December 31, 2024
+20bps	+66.8	-2.8
+10bps	+33.4	-1.4
-10bps	-33.4	+1.4
-20bps	-66.8	+2.8
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

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. See Note 18 to our consolidated financial statements for a sensitivity analysis for MSRs and MSR financing receivables.

Real Estate Risk

Residential and commercial property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns, public health crises and other factors); local real estate conditions (such as an oversupply of housing and commercial and residential vacancies and corresponding impacts on market rents); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Increases in interest rates will result in lower refinancing volume and home price increases will slow. Decreases in property values may cause us to suffer losses.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

All schedules have been omitted because either the required information is included in the Company’s consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rithm Capital Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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
The Company invests in Mortgage Servicing Rights and Mortgage Servicing Rights Financing Receivables (collectively “MSRs”) totaling $10.4 billion as of December 31, 2025 as included in Note 5 to the consolidated financial statements. The Company records MSRs at fair value on a recurring basis with changes in fair value recognized in the statement of operations. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions. As included in Note 18 to the consolidated financial statements, MSRs are classified as Level 3 in the fair value hierarchy.

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

In order to test the valuation of MSRs as of December 31, 2025, our audit procedures included involving an internal valuation specialist to evaluate the reasonableness of significant assumptions, identify potential sources of contrary information, and independently develop a range of fair values for the MSRs based on consideration of available market information and comparing management’s estimates to our ranges. We also tested the accuracy and completeness of model objective inputs and evaluated the competence and objectivity of management’s independent valuation firms. We evaluated the Company’s fair value disclosures included in Note 18 for consistency with US GAAP.

Consolidation of Variable Interest Entities
Description of the Matter	As described in Note 19 to the consolidated financial statements, the Company enters into transactions with special purpose entities and other legal entities. Management first evaluates whether the Company holds a variable interest in the entity. Where the Company holds a variable interest, management evaluates whether the entity in which the Company has a variable interest is a variable interest entity (“VIE”), and if so, whether the Company is the primary beneficiary and is therefore required to consolidate the entity. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that absorbs losses or receives benefits from the VIE that could potentially be significant to the VIE.

Auditing the Company’s consolidation conclusions was especially challenging because of the significant judgment involved in assessing whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated and tested the design and operating effectiveness of the Company’s internal controls addressing consolidation of VIEs, including controls over the completeness of entities requiring a consolidation evaluation by the Company, the accuracy of the information used in the consolidation analysis and the conclusions on whether the entity being evaluated is a VIE and whether the Company is the primary beneficiary.

In order to test the Company’s consolidation conclusions with respect to its variable interests, our procedures included, among others, reading the relevant legal documents related to the entities being evaluated for consolidation to understand and evaluate the decision-making rights of each party involved with the entity to assess whether the entity is a VIE and to identify the party that has the power to direct the activities that most significantly impact the economic performance of the entity. We also tested the completeness and accuracy of the Company’s variable interests identified by management, and we evaluated the significance of these interests by considering the purpose and design of the entity and the nature and magnitude of the Company’s variable interests. For certain consolidation evaluations, we involved professionals with expertise in consolidation accounting to assist with our procedures. We also evaluated the Company’s VIE disclosures included in Note 19 for conformity with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rithm Capital Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Rithm Capital Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rithm Capital Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Paramount Group, Inc. (Paramount) and Crestline Management, L.P. (Crestline), which are included in the 2025 consolidated financial statements of the Company. Paramount constituted 11.1% and 14.6% of total assets and stockholders’ equity in Rithm Capital Corp., respectively, and Crestline constituted 2.6% and 3.7% of total assets and stockholders’ equity in Rithm Capital Corp., respectively, as of December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Paramount or Crestline.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 18, 2026

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,359,141	$10,321,671
Government and government-backed securities (includes $5,230,139 and $9,711,346 at fair value, respectively)	5,254,905	9,736,116
Residential mortgage loans, held-for-sale (includes $5,427,481 and $4,307,571 at fair value, respectively)(A)	5,484,272	4,374,241
Residential mortgage loans, held-for-investment, at fair value	324,688	361,890
Consumer loans held-for-investment, at fair value(A)	784,399	665,565
Residential transition loans, at fair value	2,699,864	2,178,075
Residential mortgage loans subject to repurchase	3,952,792	2,745,756
Real estate, net(A)	6,175,735	1,056,193
Insurance company investments, at fair value	906,454	—
Cash and cash equivalents(A)	1,847,626	1,458,743
Restricted cash(A)	809,312	308,443
Servicer advances receivable	3,090,613	3,198,921
Other assets (includes $2,707,456 and $2,311,979 at fair value, respectively)(A)	5,583,976	4,535,517
Assets of Consolidated Entities(A):
Investments, at fair value and other assets	5,789,349	5,107,826
Total Assets	$53,063,126	$46,048,957
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,763,802	$16,782,467
Secured notes and bonds payable (includes $143,442 and $185,460 at fair value, respectively)(A)	15,203,770	10,298,075
Residential mortgage loan repurchase liability	3,952,792	2,745,756
Unsecured notes, net of issuance costs	1,421,088	1,204,220
Interest sensitive insurance contract liabilities	960,209	—
Dividends payable	178,900	153,114
Accrued expenses and other liabilities (includes $638,090 and $525,486 at fair value, respectively)(A)	3,349,643	2,630,771
Liabilities of Consolidated Entities(A):
Notes payable, at fair value and other liabilities	4,978,212	4,348,244
Total Liabilities	43,808,416	38,162,647
Commitments and Contingencies (Note 26)
Redeemable Non-controlling Interests of Consolidated Subsidiaries (Note 22)	314,303	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 57,564,122 and 51,964,122 issued and outstanding, $1,439,104 and $1,299,104 aggregate liquidation preference, respectively	1,390,790	1,257,254
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 555,880,947 and 520,656,256 issued and outstanding, respectively	5,559	5,206
Additional paid-in capital	6,982,991	6,528,613
Accumulated deficit	(19,945)	(46,985)
Accumulated other comprehensive income	71,092	50,886
Stockholders’ Equity in Rithm Capital Corp.	8,430,487	7,794,974
Non-controlling interests in equity of consolidated subsidiaries	509,920	91,336
Total Stockholders’ Equity	8,940,407	7,886,310
Total Liabilities and Equity	$53,063,126	$46,048,957
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”), including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of December 31, 2025 and 2024, total assets of such consolidated VIEs were $10.7 billion and $6.3 billion, respectively, and total liabilities of such consolidated VIEs were $8.2 billion and $5.2 billion, respectively. See Note 19 for further details.
See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$2,294,969	$1,993,319	$1,859,357
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(746,006), $(602,241) and $(518,978), respectively)	(1,174,549)	(455,918)	(595,246)
Servicing revenue, net	1,120,420	1,537,401	1,264,111
Interest income	1,874,315	1,949,790	1,616,189
Gain on originated residential mortgage loans, held-for-sale, net	729,526	682,535	533,477
Other revenues	238,927	227,472	236,167
Asset management revenues	627,040	520,294	82,681
	4,590,228	4,917,492	3,732,625
Expenses
Interest expense and warehouse line fees	1,662,433	1,835,325	1,401,327
General and administrative	1,011,564	868,484	761,102
Compensation and benefits	1,318,879	1,134,768	787,092
	3,992,876	3,838,577	2,949,521
Other Income (Loss)
Realized and unrealized gains, net	125,867	72,639	10,106
Other income (loss), net	83,164	57,255	(40,377)
	209,031	129,894	(30,271)
Income before Income Taxes	806,383	1,208,809	752,833
Income tax expense	88,291	267,317	122,159
Net Income	718,092	941,492	630,674
Non-controlling interests in income of consolidated subsidiaries	8,820	9,989	8,417
Redeemable non-controlling interests in income of consolidated subsidiaries	12,215	—	—
Net Income Attributable to Rithm Capital Corp.	697,057	931,503	622,257
Change in redemption value of redeemable non-controlling interests	15,611	—	—
Dividends on preferred stock	114,246	96,456	89,579
Net Income Attributable to Common Stockholders	$567,200	$835,047	$532,678

Net Income per Share of Common Stock
Basic	$1.05	$1.69	$1.11
Diluted	$1.04	$1.67	$1.10
Weighted Average Number of Shares of Common Stock Outstanding
Basic	537,879,037	495,479,956	481,934,951
Diluted	546,091,491	499,597,670	483,716,715

Dividends Declared per Share of Common Stock	$1.00	$1.00	$1.00

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$718,092	$941,492	$630,674
Other Comprehensive Income (Loss):
Unrealized gain on available-for-sale securities, net of tax	16,631	8,885	5,437
Cumulative translation adjustment, net of tax	3,575	(1,673)	586
Comprehensive Income	738,298	948,704	636,697
Comprehensive income attributable to non-controlling interests	8,820	9,989	8,417
Comprehensive income attributable to redeemable non-controlling interests	12,215	—	—
Comprehensive Income Attributable to Rithm Capital Corp.	$717,263	$938,715	$628,280

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(542,623)	—	(542,623)	—	(542,623)
Dividends declared on preferred stock	—	—	—	—	—	(114,246)	—	(114,246)	—	(114,246)
Capital contributions	—	—	—	—	—	—	—	—	84,875	84,875
Capital distributions	—	—	—	—	—	—	—	—	(12,675)	(12,675)
Issuance of common stock	—	—	32,943,784	329	397,748	—	—	398,077	—	398,077
Issuance of preferred stock	7,600,000	183,536	—	—	—	—	—	183,536	—	183,536
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	337,564	337,564
Director share grants and stock-based compensation	—	—	2,280,907	24	69,937	(13,148)	—	56,813	—	56,813
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	697,057	—	697,057	8,820	705,877
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	16,631	16,631	—	16,631
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	3,575	3,575	—	3,575
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								717,263	8,820	726,083
Balance at December 31, 2025	57,564,122	$1,390,790	555,880,947	$5,559	$6,982,991	$(19,945)	$71,092	$8,430,487	$509,920	$8,940,407

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED DECEMBER 31, 2024
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038
Dividends declared on common stock	—	—	—	—	—	(503,399)	—	(503,399)	—	(503,399)
Dividends declared on preferred stock	—	—	—	—	—	(96,456)	—	(96,456)	—	(96,456)
Capital contributions	—	—	—	—	—	—	—	—	42,627	42,627
Capital distributions	—	—	—	—	—	—	—	—	(29,334)	(29,334)
Issuance of common stock	—	—	36,097,793	360	409,597	—	—	409,957	—	409,957
Option exercise	—	—	917,745	9	(9)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(26,042)	(26,042)
Director share grants and stock-based compensation	—	—	414,479	4	44,703	(5,492)	—	39,215	—	39,215
Comprehensive Income:
Net income	—	—	—	—	—	931,503	—	931,503	9,989	941,492
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	8,885	8,885	—	8,885
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(1,673)	(1,673)	—	(1,673)
Total comprehensive income								938,715	9,989	948,704
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE YEAR ENDED December 31, 2023
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	51,964,122	$1,257,254	473,715,100	4,739	$6,062,019	$(418,662)	$37,651	$6,943,001	$67,067	$7,010,068
Dividends declared on common stock	—	—	—	—	—	(483,192)	—	(483,192)	—	(483,192)
Dividends declared on preferred stock	—	—	—	—	—	(89,579)	—	(89,579)	—	(89,579)
Capital contributions	—	—	—	—	—	—	—	—	4,733	4,733
Capital distributions	—	—	—	—	—	—	—	—	(21,994)	(21,994)
Cashless exercise of 2020 Warrants	—	—	9,287,347	93	(93)	—	—	—	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	35,873	35,873
Director share grants and stock-based compensation	—	—	223,792	1	12,396	(3,965)	—	8,432	—	8,432
Comprehensive Income:
Net income	—	—	—	—	—	622,257	—	622,257	8,417	630,674
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	5,437	5,437	—	5,437
Cumulative translation adjustment, net	—	—	—	—	—	—	586	586	—	586
Total comprehensive income								628,280	8,417	636,697
Balance at December 31, 2023	51,964,122	$1,257,254	483,226,239	$4,833	$6,074,322	$(373,141)	$43,674	$7,006,942	$94,096	$7,101,038

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$718,092	$941,492	$630,674
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	(64,557)	422,336	900,795
Change in fair value of secured notes and bonds payable	25,348	5,885	17,155
(Gain) loss on settlement of investments, net	(108,947)	73,599	(769,399)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(729,526)	(682,535)	(533,477)
Gain on transfer of loans to real estate owned (“REO”)	(1,244)	(789)	(10,224)
Accretion and other amortization	(7,040)	(87,713)	(106,421)
Reversal of credit losses on securities, loans and REO	(4,900)	(319)	(478)
Non-cash portions of servicing revenue, net	1,233,580	(37,129)	588,443
Deferred tax provision	60,349	254,402	90,002
Mortgage loans originated and purchased for sale, net of fees	(66,258,404)	(60,360,268)	(39,817,843)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	63,444,610	57,315,698	39,340,813
Sales proceeds and loan repayment proceeds of consolidated entities	997,441	386,668	278,920
Residential transition loans repayment proceeds of consolidated entities	—	—	353,994
Interest received from servicer advance investments, RMBS, loans and other	48,697	56,170	54,485
Interest received from reverse repurchase agreements	—	57,423	—
Premiums collected on insurance contract liabilities	39,026	—	—
Benefits paid on insurance contract liabilities	(4,629)	—	—
Principal repayments and sales proceeds of investments of consolidated entities	—	318,877	—
Loan originations and investment purchases of consolidated entities	(529,436)	(474,120)	—
Changes in:
Servicer advances receivable	44,313	(222,862)	15,022
Other assets	(128,400)	(63,178)	(428,763)
Accrued expenses and other liabilities	(66,424)	(88,838)	89,897
Net cash provided by (used in) operating activities	(1,292,051)	(2,185,201)	693,595

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(156,335)	(603,778)	(306,770)
Purchase of servicer advance investments	(692,755)	(781,896)	(852,015)
Purchase of Excess MSRs	—	(122,887)	—
Purchase of government-backed and other securities	(2,513,095)	(1,249,562)	(4,094,934)
Proceeds from sale of government-backed and other securities	3,121,310	2,583,782	2,087,419
Purchase of Treasury securities	(98,954)	(12,360,987)	(998,148)
Treasury sales and Treasury securities payable	3,269,180	7,238,851	1,765,360
Reverse repurchase agreements entered and repurchase agreements closed	(507,863)	(2,287,188)	(1,769,601)
Reverse repurchase agreements closed and repurchase agreements entered	503,863	4,060,788	—
Maturity of Treasury securities	100,000	75,000	1,030,000
Purchase of SFR properties, MSRs and other assets	(402,586)	(449,931)	(106,351)
Purchase of residential transition loans	(9,014)	—	(146,631)
Origination of residential transition loans	(4,130,256)	(2,873,016)	—
Purchase of consumer loans	(500,334)	—	—
Draws on revolving consumer loans	(22,123)	(24,091)	(27,510)
Acquisition of Paramount, net of cash acquired	(903,606)	—	—
Purchase of insurance company investments, at fair value	(152,757)	—	—
Net settlement of derivatives and hedges	187,112	129,401	867,637
Return of investments in Excess MSRs	39,720	38,188	31,940
Return of investments in equity method investees	6,084	32,358	—
Principal repayments from servicer advance investments	737,832	808,963	880,861
Principal repayments from government, government-backed and other securities	841,725	751,318	639,736
Principal repayments from residential mortgage loans	42,125	45,159	47,735
Principal repayments from consumer loans	423,156	560,518	439,540
Principal repayments and sales proceeds of residential transition loans	2,182,459	1,393,658	—
Principal repayments and sales proceeds of insurance company investments, at fair value	94,623	—	—
Principal repayments and sales proceeds of investments of consolidated entities	1,164,395	592,940	—
Loan originations and investment purchases of consolidated entities	—	(4,766)	—
Settlement of sale of MSRs and MSR financing receivables	5,970	(8,305)	705,300
Proceeds from sale of REO	41,606	30,327	23,153
Net cash provided by (used in) investing activities	2,671,482	(2,425,156)	216,721

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Financing Activities
Repayments of secured financing agreements	(55,572,991)	(68,587,878)	(48,921,875)
Repayments of warehouse credit facilities including those related to the initial consolidation of CLOs	(82,290,667)	(65,260,271)	(41,096,041)
Repayment of unsecured notes	(291,476)	(275,000)	—
Net settlement of margin deposits under repurchase agreements and derivatives	224,430	(611,229)	(862,662)
Repayments of secured notes and bonds payable	(6,535,396)	(5,803,196)	(7,636,954)
Deferred financing fees	(20,089)	(17,915)	(7,364)
Dividends paid on common and preferred stock	(643,195)	(588,058)	(570,878)
Borrowings under secured financing agreements	51,112,501	70,352,653	50,079,186
Borrowings under warehouse credit facilities	83,707,018	67,274,958	41,065,479
Borrowings under residential transition loans financing	88,422	—	—
Borrowings under notes receivable financing	—	364,977	—
Borrowings under secured notes and bonds payable	7,730,129	5,529,900	6,669,483
Proceeds from issuance of unsecured senior notes	495,000	767,103	—
Proceeds from issuance of debt obligations of consolidated entities	1,235,975	2,013,765	725,901
Repayments of debt obligations of consolidated entities	(603,389)	(725,946)	(269,563)
Issuance of common stock	398,077	409,957	—
Issuance of preferred stock	183,536	—	—
Repurchase of preferred stock	(50,000)	—	—
Net proceeds from issuance of Class A Units of SPAC	230,000	—	—
Contributions from non-controlling and redeemable non-controlling interests	108,003	42,627	—
Distributions to non-controlling and redeemable non-controlling interests	(13,715)	(29,334)	(17,261)
Purchase of non-controlling interest	—	(26,042)	—
Net cash provided by (used in) financing activities	(507,827)	4,831,071	(842,549)
Net Increase in Cash, Cash Equivalents and Restricted Cash	871,604	220,714	67,767
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	1,917,809	1,697,095	1,629,328
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,789,413	$1,917,809	$1,697,095

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,765,292	$1,741,014	$1,484,094
Cash paid during the period for income taxes, net of refunds	15,797	12,178	6,524
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	178,900	153,114	143,199
Transfer from residential mortgage loans to REO and other assets	26,945	8,425	21,943
Real estate securities retained from loan securitizations	110,836	51,536	—
Residential mortgage loans subject to repurchase	3,952,792	2,745,756	1,782,998
Assumed financing in Paramount transaction	3,706,617	—	—
Non-controlling interests acquired in and contributed to Paramount transaction	387,564	—	—
Cashless exercise of warrants and options	—	9	93
Liabilities related to the initial consolidation of CLOs	—	512,590	—
Liabilities related to deconsolidated CFEs	—	352,900	—
Seller financing in Marcus acquisition	—	—	1,317,347
Seller financing in CXP acquisition	—	—	323,452

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

Rithm Capital seeks to generate long-term value for its investors by leveraging its investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate related and other financial assets. Rithm Capital’s platform integrates operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets.

Rithm Capital’s investments in real estate-related assets include equity interests in operating companies and investments across the residential mortgage and real estate lifecycle. These include origination and servicing platforms operated through its wholly owned subsidiaries, Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”), as well as investments in single-family rental (“SFR”) properties. The Company also owns businesses providing title, appraisal and property preservation and maintenance services.

The Company’s Asset Management business primarily conducts its asset management activities through Rithm Asset Management LLC (“RAM”). RAM operates its asset management activities through its wholly owned subsidiaries, including Sculptor Capital Management, Inc. (“Sculptor”), Crestline Management, L.P. and certain of its affiliates (“Crestline”) and Rithm Capital Advisors LLC (“RCA”), which serves as an investment adviser to a range of investment vehicles and managed accounts and generates primarily fee-based revenues. Additionally, RCM GA Manager LLC (“RCM Manager” and, together with RCA, the “Rithm Advisers”) manages Rithm Property Trust Inc. (“Rithm Property Trust”) and Rithm Perpetual Life Residential Trust (“R-HOME”) pursuant to management and/or advisory agreements. In addition, following the Paramount Acquisition (as defined below), the Company owns and operates a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of its broader real estate platform.

As of December 31, 2025, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management and (iv) Investment Portfolio.

Rithm Capital’s Origination and Servicing businesses operate through its wholly owned subsidiaries Newrez and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent. Additionally, the Company’s servicing platform complements its origination business and offers its subsidiaries and third-party clients both performing and special servicing capabilities.

NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae,” collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Rithm Capital also operates additional real estate related businesses through its wholly owned subsidiaries, including: (i) Avenue 365 Lender Services, LLC, its title company, (ii) eStreet Appraisal Management LLC, its appraisal management company, (iii) Adoor LLC, its company focused on the acquisition and management of SFR properties and (iv) Guardian Asset Management (“Guardian”), a national provider of field services and property management services. In addition to these wholly owned subsidiaries, Rithm Capital also has operations in (i) residential property management through Adoor Property Management LLC (“APM”), a strategic partnership with Darwin Homes, Inc., and (ii) commercial real estate through its joint venture with GreenBarn Investment Group, which provides acquisition and development opportunities, asset and property management, and leasing and construction support.

Rithm Capital’s Residential Transitional Lending business primarily operates through its wholly owned subsidiary Genesis, a residential transitional lender, which originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential real estate to finance transitional projects, including construction, renovation and bridge financings.

With respect to Rithm’s Asset Management business, Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. Crestline is an alternative investment manager focused on direct lending and opportunistic and portfolio finance platforms, as well as a provider of insurance and re-insurance solutions. The Rithm Advisers serve as investment advisers to funds and managed accounts, including Rithm Property Trust and R-HOME. In addition, following the Paramount Acquisition (as defined below), the Company owns and operates a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of its broader real estate platform.

In the first quarter of 2025, Rithm Capital sponsored the $230.0 million initial public offering (“IPO”) of Rithm Acquisition Corp., a consolidated special purpose acquisition company (the “SPAC”), formed for the purpose of entering into a business combination with one or more businesses, with a focus on businesses in the financial services, real estate and infrastructure sectors. See Note 19 for additional information.

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

Acquisition of Crestline Management, L.P.

Rithm Capital acquired Crestline on December 1, 2025 pursuant to the Purchase and Sale Agreement (such acquisition, the “Crestline Acquisition”). The purchase price of the Crestline Acquisition was approximately $324.7 million (see Note 3).

Acquisition of Paramount Group, Inc.

Rithm Capital acquired Paramount Group, Inc. and certain of its affiliates (“Paramount”) on December 19, 2025 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto) (the “Paramount Acquisition”). The purchase price of the Paramount Acquisition was approximately $1.8 billion (see Note 3).

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
(dollars in tables in thousands, except share and per share data)

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

Foreign Currency — The functional currency of substantially all of the Company’s consolidated subsidiaries is the U.S. dollar, as their operations are considered extensions of the U.S. parent’s operations. Monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at the closing rates of exchange on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using the historical exchange rate. As a result, no transaction gains or losses are recognized for non-monetary assets and liabilities. The profit or loss arising from foreign currency transactions are remeasured using the rate in effect on the date of any relevant transaction. Gains and losses on transactions denominated in foreign currencies due to changes in exchange rates are recorded within general and administrative on the consolidated statements of operations. Unrealized gains and losses due to changes in exchange rates related to investments denominated in a currency other than an entity’s functional currency are reported as cumulative translation adjustment in the consolidated statements of comprehensive income.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Business Combinations — The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair value determined by management as of the acquisition date. In a business combination, the initial allocation of the purchase price is considered preliminary and therefore subject to change until the end of the measurement period (up to one year from the acquisition date). Goodwill represents the excess of the consideration transferred over the fair value of net assets acquired in connection with an acquisition. Bargain purchase gain represents the excess of fair value of net assets acquired over the consideration transferred. Acquisition-related costs are expensed as incurred. The results of operations of acquired businesses are included in the consolidated statements of operations from the date of acquisition.

Asset Acquisitions — If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquisition is accounted for as an asset acquisition. In an asset acquisition, the purchase consideration, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values. Differences between the consideration transferred and the fair value of the identifiable net assets acquired is allocated to the acquired assets on a relative fair value basis.

Consolidation — For each equity investment made, the Company evaluates the underlying entity that issued the securities acquired or to which the Company makes a loan to determine the appropriate accounting. A similar analysis is performed for each entity with which the Company enters into an agreement for management, servicing or related services. In performing the analysis, the Company applies the guidance in Accounting Standards Codification (“ASC”) 810-10, Consolidation. In situations where the Company is the transferor of financial assets, the Company applies the guidance in ASC 860-10, Transfers and Servicing. In VIEs, an entity is subject to consolidation under ASC 810-10 if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs within the scope of ASC 810-10 are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This determination can sometimes involve complex and subjective analyses. Further, ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. In accordance with ASC 810-10, all transferees, including VIEs, must be evaluated for consolidation. If the Company determines that consolidation is not required, it will then assess whether the transfer of the underlying assets would qualify for sale accounting or should be accounted for as secured borrowing. The Company’s equity investments, where the Company exercises significant influence but for which the Company has not elected the fair value option, are accounted for under the equity method of accounting.

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

Certain consolidated VIEs meet the definition of a CFE. A CFE is a VIE that holds financial assets and issues beneficial interests in those assets, and these beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities of a CFE using the more observable of either the fair value of the financial assets or fair value of the financial liabilities. The net equity in an entity accounted for under the CFE election effectively represents the fair value of the beneficial interests Rithm Capital owns in the CFE.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Transfers of Financial Assets and Financing Arrangements — The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company will sometimes retain or acquire subordinated interests in the related assets. Pursuant to ASC 860-10, a determination must be made as to whether a transferor has surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. The financial components approach under ASC 860-10 limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. It defines the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. Under ASC 860-10, after a transfer of financial assets that meets the criteria for treatment as a sale-legal isolation, ability of transferee to pledge or exchange the transferred assets without constraint and transferred control - an entity recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, derecognizes financial assets it has sold and derecognizes liabilities when extinguished. The transferor would then determine the gain or loss on sale of financial assets by allocating the carrying value of the underlying mortgage between securities or loans sold and the interests retained based on their fair values. The gain or loss on sale is the difference between the cash proceeds from the sale and the amount allocated to the securities or loans sold. When a transfer of financial assets does not qualify for sale accounting, ASC 860-10 requires the transfer to be accounted for as a secured borrowing with a pledge of collateral.

From time to time, the Company may securitize mortgage loans it holds if such financing is available. Depending upon the structure of the securitization transaction, these transactions will be recorded in accordance with ASC 860-10 and will be accounted for as either a sale and the loans will be derecognized from the consolidated balance sheets, or as a financing and the loans will remain on the consolidated balance sheets.

Policies of Certain Consolidated Entities — For purposes of these consolidated financial statements, “consolidated entities” refer to SPEs, funds or other investment vehicles which the Company is required to consolidate in accordance with ASC 810, Consolidation. Investments held by a consolidated fund that is considered an investment company are reflected at their estimated fair values pursuant to specialized investment company accounting guidance retained by the Company using net asset value (“NAV”) per share of the underlying funds. Refer to Note 18 for further details. The Company’s policy is that a consolidated entity that is considered an investment company under GAAP will generally consolidate another investment company when it owns substantially all of the interest in the investment company.

The Company also consolidates certain securitization vehicles that are CFEs. The Company elected fair value option for the financial assets and the financial liabilities upon consolidation of these securitization vehicles. The Company measures the financial assets of these consolidated securitization vehicles based on the fair value of the financial liabilities, as the Company believes the fair value of the financial liabilities is more observable. The financial assets are measured as (i) the sum of the fair value of the financial liability including beneficial interests retained by the Company less (ii) the carrying value of any non-financial assets held temporarily. As a result of this measurement alternative, there is no attribution of amounts to non-controlling interests for consolidated CFEs.

Investments and other assets of consolidated CFEs accounted for using the measurement alternative are presented within assets of consolidated entities under investments, at fair value and other assets, and liabilities due to third parties are presented within liabilities of consolidated entities under notes payable, at fair value and other liabilities, in the consolidated balance sheets. Change in the fair value of these consolidated securitization vehicles’ financial assets and liabilities and related interest and other income are presented within realized and unrealized gains (losses), net, and ongoing expenses of the vehicles are presented as expenses within general and administrative on the consolidated statements of operations. Refer to Note 19 for further details.

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
(dollars in tables in thousands, except share and per share data)

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

The difference between the fair value of servicer advance investments and their amortized cost basis is recorded as change in realized and unrealized gains (losses), net on the consolidated statements of operations. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the servicer advance investments, and therefore may differ from their effective yields. Servicer advance investments are presented within other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Real Estate and Other Securities — Agency RMBS and non-Agency residential and other securities are classified as either available-for-sale (“AFS”) or accounted for under the fair value option. The Company determines the appropriate classification of its securities at the time they are acquired. If classified as AFS, investments are carried at fair value, with net unrealized gains or losses reported as a component of accumulated other comprehensive income. If classified under the fair value option, changes in fair value are recorded in the consolidated statements of operations as a component of realized and unrealized gains (losses), net, except for changes in fair value related to government and government-backed securities and certain derivatives that are used to economically hedge the Company’s MSR portfolio, which are recorded in change in fair value of MSRs and MSR financing receivables, net of economic hedges in the consolidated statements of operations.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. Management’s judgment is used to arrive at the fair value of the Company’s real estate and other securities, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 18.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in net income.

There are several different accounting models that may be applicable for purposes of the recognition of interest income on securities depending on whether the security is designated as AFS or fair value option.

The following accounting models apply to securities classified as AFS:

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

The Company evaluates its securities classified as AFS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis should be recognized in net income or other comprehensive income. The presence of an impairment is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. A security is considered to be impaired if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the full amount of impairment is recognized currently in net income and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the impairment is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Credit related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to net income, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The allowance for credit loss as well as adjustment to net income can be reversed for subsequent changes in the estimate of expected credit loss. Impairment has been classified within other income (loss) in the consolidated statements of operations.

Residential Mortgage Loans and Consumer Loans — The Company's loan portfolio primarily consists of residential mortgage loans and consumer loans. The Company’s loans are classified as (i) held-for-investment (“HFI”) at fair value, (ii) held-for-sale (“HFS”) at fair value or (iii) HFS at lower of cost or fair value. Loans are also eligible to be accounted for under the fair value option which are recorded on the consolidated balance sheets at fair value and the periodic changes in fair value are recorded as a component of gain on originated residential mortgage loans, HFS, net and realized and unrealized gains (losses), net in the consolidated statements of operations. When the Company has the intent and ability to hold loans for the foreseeable future or to maturity/payoff, such loans are classified as HFI. When the Company has the intent to sell loans, such loans are classified as HFS.

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
(dollars in tables in thousands, except share and per share data)

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

Interest income on mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans is reported in interest income in the consolidated statements of operations. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.

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

A loan is reported as past due when a monthly payment is due and unpaid for 30 days or more. Loans, other than purchase credit deteriorated loans, are placed on non-accrual status and considered non-performing when full payment of principal and interest is in doubt, which generally occurs when principal or interest is 90 days or more past due unless the loan is both well secured and in the process of collection. Loans HFS are subject to the non-accrual policy. A loan may be returned to accrual status when repayment is reasonably assured and there has been demonstrated performance under the terms of the loan or, if applicable, the terms of the restructured loan. Rithm Capital’s ability to recognize interest income on non-accrual loans as cash interest payments are received rather than as a reduction of the carrying value of the loans is based on the recorded loan balance being deemed fully collectible.

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

SFR properties are classified as HFI and are carried at cost less accumulated depreciation expense and impairment. From time to time, the Company may identify SFR properties to be sold. If the Company identifies a property to be sold, depreciation on the property is ceased, the property is measured at the lower of its carrying amount or its fair value less estimated costs to sell. SFR properties HFI and HFS are presented within real estate, net on the consolidated balance sheets.

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
(dollars in tables in thousands, except share and per share data)

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

Commercial Real Estate, Net — Commercial real estate is carried at cost less accumulated depreciation and impairment. Betterments, major renovations and certain costs directly related to the improvement of real estate are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets. Upon the acquisition of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocates the purchase price based on these assessments. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends and market/economic conditions. The Company records acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. The Company amortizes acquired above-market and below-market leases as a decrease or increase to rental revenue, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of general and administrative expenses in the Company’s consolidated statements of operations.

The Company’s properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If the Company’s estimates of the projected future cash flows, anticipated holding periods, or market conditions change, the evaluation of impairment losses may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. Real estate and related intangibles are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate and the related intangibles held for sale are carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate and related intangibles classified as assets held for sale.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Property and Maintenance Revenue — The Company, through its wholly owned subsidiary Guardian, collects revenue from property management, inspections and repair services. These revenues are included in other revenues in the Company’s consolidated statements of operations. Revenues recognized are from fixed-price work orders created for services defined within contracts with the customer. In accordance with ASC 606, the Company recognizes revenue upon completion of the services as detailed in each work order.

Residential Transition Loans — The Company, through its wholly owned subsidiary Genesis, originates and manages a portfolio of primarily short-term mortgage loans to fund the construction, renovation and development of, or investment in, residential properties.

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

Residential Mortgage Loan Repurchases — Newrez, as approved issuer of Ginnie Mae mortgage-backed securities (“MBS”), originates and securitizes government-insured residential mortgage loans. As an issuer of Ginnie Mae-guaranteed securitizations, Newrez has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. Under GAAP, Newrez is required to recognize the right to loans on its balance sheet and establish a corresponding liability upon the triggering of the repurchase right regardless of whether Newrez intends to repurchase the loans. Upon recognizing loans eligible for repurchase, the Company does not change the accounting for MSRs related to previously sold loans. Upon reacquisition of a loan the MSR is written off.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consists of cash balances subject to contractual or legal restrictions on use.

Servicer Advances Receivable — The Company’s servicer advances receivable represents servicer advances due to Rithm Capital’s servicer subsidiaries, NRM and Newrez (Note 5). The servicer advances receivable purchased in conjunction with MSRs are recorded with purchase discounts. Subsequent advances are recorded at cost, subject to impairment. Any related purchase discounts are accreted into servicing revenue, net in the consolidated statements of operations on a straight-line basis over the estimated weighted average life of the advances.

Goodwill and Intangible Assets — The Company qualitatively assesses its goodwill assigned to each of its reporting units during the fourth quarter of each year. This qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends, that may impact a reporting unit's fair value. Using this qualitative assessment, the Company determines whether it is more likely than not the reporting unit's fair value exceeds its carrying value. If it is determined that it is not more likely than not the reporting unit's fair value exceeds the carrying value, or upon consideration of other factors, including recent acquisition, restructuring or divestiture activity, the Company performs a quantitative, “step one,” goodwill impairment analysis. In addition, the Company may test goodwill in between annual test dates if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value. Rithm Capital did not recognize any impairment for the years ended December 31, 2025, 2024 and 2023.

As a result of various acquisitions (see Note 3), Rithm Capital identified intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks / trade names, licenses, lease intangibles and value of business acquired (“VOBA”). Rithm Capital recorded the intangible assets at fair value at the acquisition date and amortizes the value of finite-lived intangibles into expense over the expected useful life. Amortization of acquired intangible assets is included in general and administrative in Rithm Capital’s consolidated statements of operations. If impairment events occur, they could accelerate the timing of acquired intangible asset charges. Licenses and certain trade names acquired are deemed to have an indefinite useful life and are evaluated for impairment annually during the fourth quarter and in interim periods if indicators of impairment exist. Rithm Capital did not recognize any impairment for the years ended December 31, 2025, 2024 and 2023.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recognized on long-lived assets for the years ended December 31, 2025, 2024 and 2023. Subsequently, if events or market conditions affect the estimated fair value of an impaired long-lived asset, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs.

Leases (Lessee) — The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the net present value of lease payments over the lease term. The majority of the Company’s lease agreements do not provide an implicit rate. As a result, the Company used an incremental borrowing rate based on the information available as of the lease commencement dates, or as of the acquisition date, if applicable, in determining the present value of lease payments. The operating lease ROU asset reflects any upfront lease payments made as well as lease incentives received. The lease terms may include options to extend or terminate the lease and these are factored into the determination of the ROU asset and lease liability at lease inception when and if it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

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

The Company has certain lease agreements with non-lease components such as maintenance and executory costs, which are accounted for separately and not included in ROU assets.

ROU assets are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable. Modification of a lease term would result in re-measurement of the lease liability and a corresponding adjustment to the ROU asset.

Leases (Lessor) — The Company leases residential, office, retail and storage properties to tenants primarily under non-cancellable operating leases.

Leases related to the Company’s office, retail and storage properties generally have initial terms ranging from five to fifteen years, while leases related to SFR properties typically have terms of one to two years. Certain commercial leases provide tenants with extension options at either fixed or market rates. Few leases provide tenants with options to early terminate, and when such options exist, they generally impose an economic penalty upon exercise.

Rental revenue is recognized in accordance with ASC 842, Leases. Rental revenue associated with commercial real estate includes (i) fixed payments of cash rents, which represent amounts contractually owed by tenants and are recognized on a straight-line basis over the non-cancellable term of the lease, including the effects of rent steps and rent abatements, (ii) variable lease payments, including tenant reimbursements for operating expenses, real estate taxes, utilities and other charge-backs, which are recognized in the same period as the related expenses are incurred, (iii) amortization of acquired above- and below-market leases, net, and (iv) lease termination income. Rental revenue from commercial real estate is included in other revenues in the Company’s consolidated statements of operations.

Rental revenue associated with SFR properties consists primarily of rents collected under lease agreements, net of concessions and bad debt, and other income, including tenant reimbursements and other charge-backs, such as late fees and non-refundable deposits. Rental revenue from SFR properties is included in other revenues in the Company’s consolidated statements of operations. All SFR properties are managed through APM.

The Company evaluates the collectability of tenant receivables for payments required under lease agreements. Under ASC 842, an allowance for doubtful accounts related to operating lease receivables is not permitted. When collectability is not deemed probable, the Company writes off the related tenant receivables and limits lease income recognized to cash received. Any difference between rental revenue recognized and rental payments received is recorded as an adjustment to other revenues in the consolidated statements of operations.

Income Taxes — The Company operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Requirements for qualification as a REIT include various restrictions on ownership of Rithm Capital’s stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders (subject to certain adjustments). Distributions may extend until timely filing of Rithm Capital’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

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

Derivative Financial Instruments — The Company enters into derivative contracts, including interest rate swaps, swaptions, futures, interest rate caps and to-be-announced forward contract positions (“TBAs”) securities to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the consolidated balance sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as hedges for U.S. GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 18 of these consolidated financial statements.

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

Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements — The Company borrows securities to effectuate short sales of U.S. Treasury (“Treasury”) securities through reverse repurchase transactions under master repurchase agreements. The Company accounts for these as securities borrowing transactions and recognizes an obligation to return the borrowed securities at fair value on the consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Origination Reserves — Newrez originates conventional, government-insured and non-conforming residential mortgage loans for sale and securitization. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez provides representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan. Rithm Capital records a reserve for sales recourse at the time of sale to cover all potential recourse obligations based on the outstanding balance of residential mortgage loans subject to recourse as well as historical and estimated future loss rates. Rithm Capital evaluates the ongoing adequacy of the reserve based on actual experience and changing circumstances, making adjustments to the reserve as deemed necessary.

Offering Costs — The Company has incurred offering costs in connection with common stock offerings, registration statements and preferred stock offerings. Where applicable, the offering costs were paid out of the proceeds of the respective offerings. Offering costs in connection with common stock offerings and costs in connection with registration statements have been accounted for as a reduction of additional paid-in capital. Offering costs in connection with preferred stock offerings have been accounted for as a reduction of their respective gross proceeds.

Earnings (Loss) Per Share — In accordance with the provisions of ASC 260, Earnings Per Share, Rithm Capital calculates basic income (loss) per share by dividing net income (loss) attributable to common stockholders for the period by weighted average shares of the Company’s common stock outstanding for that period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and warrants but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. In periods in which the Company records a net loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Rithm Capital’s purposes, comprehensive income represents net income, as presented in the consolidated statements of operations, adjusted for unrealized gains or losses on certain securities classified as AFS and a cumulative translation adjustment.

Asset Management Revenue Recognition — Management fees are generally calculated and paid to the Company on a quarterly basis in advance, based on the amount of assets under management (“AUM”) at the beginning of the quarter. Management fees for certain of the Company’s closed-end funds are based on invested capital. Management fees are prorated for capital inflows and redemptions during the quarter. Management fees are recognized over the period during which the related services are performed. Certain of the Company’s management fees are paid on a quarterly basis in arrears.

The Company considers management fees to be a form of variable consideration, as the amount earned each quarter may depend on various contingencies, such as the value of AUM, capital inflows and outflows during the period, or changes in committed or invested capital. Management fees, however, are generally recognized at the end of each reporting period and are not subject to clawback and, therefore, the value of the management fees the Company is entitled to receive at the end of each quarter is generally no longer subject to the constraint.

A portion of the management fees the Company earns from its collateralized loan obligations (“CLOs” or a “CLO”) is subordinated to other obligations of the CLOs, including principal and interest on the notes issued by the CLOs. When certain over-collateralization tests are triggered, cash flows received on the underlying collateral in the CLOs that would have otherwise been distributed as subordinated management fees to the Company are redirected to pay principal and interest on the more senior obligations of the CLOs. In the event a CLO fails to satisfy one or more over-collateralization tests, the Company will stop recognizing management fees for the CLO until if and when the collateral tests are remedied and all fees are paid.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The Company earns incentive income based on the cumulative performance of the funds over a commitment period. Incentive income is recognized when it is probable that such income will not significantly reverse. Incentive income is considered variable consideration, the recognition of which is subject to the constraints. Incentive income is no longer constrained when it is probable that a significant reversal will not occur. Determining the amount of incentive income to record is subject to qualitative and quantitative factors including, where a fund is in its life-cycle, whether the Company has received or is entitled to receive incentive income distributions and potential sales of fund investments. The Company continuously evaluates whether there are additional considerations that could potentially impact the recognition of incentive income. To the extent that distributions have been received, but for which the recognition of incentive income is not appropriate, the Company will recognize a liability for unearned incentive income.

The commitment period for certain of the Company’s AUM is for a period of one year on a calendar-year basis with incentive income recognized annually on December 31. The Company may also recognize incentive income related to fund investor redemptions at other times during the year, and on AUM subject to initial commitment periods that are longer than one year where the commitment period expires during the year. The Company may also recognize incentive income for tax distributions that it is entitled to that cover estimated tax obligations related to the management of certain funds, as such distributions are not subject to clawback once distributed to the Company.

Incentive income is generally based on the investment performance of its funds. Incentive income is generally equal to 20% of the profits, net of management fees, attributable to each fund investor. Incentive income may be subject to hurdle rates, where the Company is not entitled to incentive income until the investment performance exceed an agreed upon benchmark with a preferential “catch-up” allocation once the rate has been exceeded, or a perpetual “high-water mark”, where any losses generated in a fund must be recouped before taking incentive income.

See Note 21 for additional information.

Redeemable Non-controlling Interests — The Company recognizes redeemable non-controlling interests at their redemption amount each reporting period. Changes in the redemption amount are recognized as they occur with an adjustment to the carrying value at the end of each reporting period through additional paid-in capital in an amount equal to the difference between the carrying value of the interests (adjusted for the earnings attributable to non-controlling interest holders) and their redemption value. The accretion of the redeemable non-controlling interest to redemption value is recorded within change in redemption value of redeemable non-controlling interests in the consolidated statements of operations. The Class A ordinary shares of the consolidated SPAC and certain units issued by a consolidated entity have redemption rights that are considered to be outside of the Company’s control, and as a result, these shares are presented as redeemable non-controlling interests of consolidated subsidiaries on the consolidated balance sheets. Profits and losses attributable to these interests are presented as redeemable non-controlling interests in income of consolidated subsidiaries in the consolidated statements of operations. The redeemable non-controlling interest related to the SPAC was initially recorded at the original issue price, net of offering costs and the initial fair value of separately traded warrants.

Insurance Company Investments — The Company’s insurance company investments primarily consist of asset and mortgage-backed securities, agency securities and commercial mortgage loans. All insurance company investments are measured at fair value under the fair value option election. Changes in fair value are recognized in earnings and presented within realized and unrealized gains (losses), net in the consolidated statements of operations.

Interest Sensitive Insurance Contract Liabilities — The Company, through its wholly owned subsidiary, Crestline Life and Insurance Annuity Company (“CL Life”), issues interest-sensitive insurance contracts primarily consisting of fixed-rate deferred annuities, including multi-year guaranteed annuities (“MYGAs”) and fixed indexed annuities (“FIAs”). These insurance products are investment contracts accounted for under ASC 944, Financial Services - Insurance, recorded at contract account balances, which represent accumulated policyholder deposits plus credited interest, without reduction for potential surrender or withdrawal charges. Deposits collected on investment contracts are not reflected as revenues, but are recorded directly to interest sensitive insurance contract liabilities upon receipt.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Liabilities for single premium immediate annuities are measured as the present value of future policy benefit payments and related policy maintenance expenses, discounted using interest rates established at contract issuance. The Company retains the insurance contract liabilities associated with these products on its consolidated balance sheets, including contracts subject to reinsurance arrangements accounted for as deposits. Changes in interest sensitive insurance contract liabilities, excluding deposits and withdrawals, are recorded as insurance-related expenses within general and administrative expenses on the consolidated statements of operations.

Embedded derivatives related to index-linked crediting features are bifurcated from the respective FIAs or reinsurance deposit asset and separately recognized as derivatives at fair value with changes in fair value recognized in realized and unrealized gains (losses), net in the consolidated statements of operations. The embedded derivatives are presented within other assets or accrued expenses and other liabilities, as applicable, on the consolidated balance sheets.

Deferred Acquisition Costs — Deferred acquisition costs (“DAC”) represent incremental direct costs that are related to the successful acquisition of new or renewal insurance and annuity contracts and are deferred and amortized over the expected life of the related contracts. Such costs primarily include commissions, underwriting and policy issuance costs that vary with, and are primarily related to, the production of new and renewal business. Costs that are not incremental or not directly attributable to successful contract acquisition are expensed as incurred.

The lapse and mortality assumptions used to amortize DAC are consistent with assumptions used to estimate the liability for future policy benefits. Amortization assumptions are reviewed at least annually and updated for actual experience and changes in future expectations. The impact of assumption updates is recognized prospectively through revised amortization of the remaining unamortized DAC balance.

DAC is evaluated for recoverability at each reporting date or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. Should the DAC asset require a write down to its recoverable amount, any charge is recognized in policyholder benefits and claims or other operating expenses, as appropriate.

Other Insurance-Related Policies — The Company enters into certain reinsurance arrangements of investment contracts that do not meet the risk-transfer requirements for reinsurance accounting. To qualify for reinsurance accounting, a reinsurance contract must transfer significant insurance risk, including mortality or morbidity risks and timing of benefit payments, and subject the reinsurer to a reasonable possibility of a significant loss. Reinsurance arrangements of long-duration contracts that do not meet these risk transfer requirements are accounted for as investment contracts, with the related balances recognized as deposit assets or deposit liabilities. Under these arrangements, the Company retains the related insurance contract liabilities on its consolidated balance sheets as it is not relieved of its primary obligation to the policyholder in a reinsurance transaction.

Deposit assets and liabilities are initially recognized based on net cash flows under the applicable agreements and are subsequently adjusted for settlements and other contractual changes. The carrying amounts are accreted or amortized using an effective yield method, with accretion or amortization recognized in other income (loss) or insurance-related expenses within general and administrative expenses, respectively, in the consolidated statements of operations.

Amounts due to and from the reinsurer, including deposit-accounted reinsurance balances and funds-withheld obligations, are recorded on a net basis as the relevant netting criteria are met. As a result, a single net deposit position is presented within other assets or other liabilities, as applicable, on the consolidated balance sheets. Deposit-accounted balances are not offset against insurance contract liabilities or traditional reinsurance recoverables.

Modified coinsurance and funds withheld reinsurance arrangements contain embedded derivatives that arise from the Company’s obligation to pay the total return on the assets supporting the funds withheld liability. The Company accounts for the embedded derivatives in funds withheld contracts as total return swaps. Accordingly, the value of the derivative is equal to the unrealized gain or loss on the assets underlying the funds withheld portfolio associated with each agreement. The resulting embedded derivative is bifurcated from the host deposit contract and measured at fair value, with changes in fair value recognized in realized and unrealized gains (losses) in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Recent Accounting Pronouncements —

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state, local and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. This standard became effective for the Company for the fiscal year ended December 31, 2025. Upon adoption of the new standard, the Company has included the new additional and relevant required disclosures within its income taxes disclosures in Note 25.

Recently Issued Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for the Company on January 1, 2028, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Acquisition of Paramount Group, Inc.

On December 19, 2025, the Company completed the Paramount Acquisition for a total consideration of approximately $1.8 billion, which includes transaction costs that were capitalized as part of the asset acquisition. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on a pro-rata basis. No goodwill was recognized in connection with the acquisition.

Acquisition of Crestline Management, L.P.

The Company completed the Crestline Acquisition on December 1, 2025 as part of its strategy to expand its asset management capabilities by integrating Crestline’s private credit, fund liquidity and insurance and reinsurance strategies with the Company’s existing real estate and credit platforms. The Company accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Crestline Acquisition:

Total Consideration	$324,719

Assets:
Cash and cash equivalents	168,259
Restricted cash	124
Insurance company investments, at fair value	844,822
Intangible assets	84,276
Other assets	82,514
Total Assets Acquired	1,179,995

Liabilities:
Interest sensitive insurance contract liabilities	920,776
Accrued expenses and other liabilities	117,311
Total Liabilities Assumed	1,038,087

Net Assets	141,908

Goodwill	$182,811

The Company acquired 100% of the outstanding equity interests of Crestline and certain affiliated companies for cash consideration of $324.7 million. The Company recognized goodwill of approximately $182.8 million primarily driven by the assembled workforce acquired in the Crestline Acquisition. Purchased goodwill is expected to be deductible for income tax purposes over 15 years. Rithm Capital will assess goodwill for impairment annually during the fourth quarter and in interim periods in case of events or circumstances that make it more likely than not that an impairment may have occurred.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The most significant open items necessary to complete the assessment of fair value are related to intangible assets, other assets, deferred tax assets, other liabilities and goodwill. The final acquisition accounting adjustments, including those resulting from conforming Crestline’s accounting policies to those of the Company’s, could differ materially.

The results of Crestline’s operations were included in the Company’s consolidated statements of operations from December 1, 2025 through December 31, 2025 and represent $17.0 million of revenues and $0.2 million of net income. Acquisition-related costs are expensed in the period incurred. The Company recognized $13.9 million of Crestline Acquisition-related costs that were expensed for the year ended December 31, 2025. These costs are presented within general and administrative expenses in the consolidated statements of operations.

Intangible assets acquired consist of customer relationships, management contracts, trade names, insurance licenses and VOBA. Rithm Capital amortizes finite-lived intangible assets on a straight-line basis over their respective useful lives. The following table presents the details of identifiable intangible assets acquired and the respective estimated useful lives:

	Estimated Useful Life (Years)	Amount
Customer relationships	9	$8,645
Management contracts	2 to 11	63,770
Trade names	11	3,740
VOBA	(A)	2,401
Insurance Licenses	Indefinite	5,720
Total Identifiable Intangible Assets		$84,276
(A)VOBA, an actuarial intangible asset arising from the Crestline Acquisition, is amortized on a basis consistent with the related policyholder liabilities over the remaining life of each contract.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2025 and 2024 prepared as if the Crestline Acquisition had been consummated on January 1, 2024:

	Year Ended December 31,
Pro Forma	2025	2024
Revenues	$4,776,194	$5,065,601
Income before income taxes	803,724	1,212,292

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transaction costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Crestline Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Crestline Acquisition occurred on January 1, 2024.

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

Rithm Capital has not disclosed the amount of revenue and net income attributable to Computershare for the year ended December 31, 2024, because it is impracticable to do so. As of the beginning of the third quarter in 2024, Computershare’s operations and financial information had been integrated within the Company’s systems, making it infeasible to separately identify and report the specific revenue and net income figures for Computershare.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the years ended December 31, 2024 and 2023 prepared as if the Computershare Acquisition had been consummated on January 1, 2023:

	Year Ended December 31,
Pro Forma	2024	2023
Revenues	$5,051,332	$4,044,192
Income before income taxes	1,233,419	718,013

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

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

Purchase Price Allocation

The following table summarizes the allocation of the total consideration paid to acquire the assets and assume the liabilities related to the Sculptor Acquisition during the fourth quarter of 2023:

Total Consideration(A)	$630,317

Assets:
Cash and cash equivalents	267,469
Restricted cash	26,373
Other assets(B)(C)	1,346,633
Total Assets Acquired	1,640,475

Liabilities:
Secured financing agreements	177,551
Secured notes and bonds payable	99,232
Accrued expenses and other liabilities	746,135
Total Liabilities Assumed	1,022,918

Non-controlling interest	35,873

Net Assets	581,684

Goodwill	$48,633
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

Measurement Period Adjustments

The following table summarizes the provisional amounts recognized related to the Sculptor Acquisition as of the acquisition date, as well as the measurement period adjustments made in the fourth quarter of 2024 to arrive at the final allocation of the total consideration paid to acquire the assets and assume the liabilities:

	Preliminary Amounts as of the Acquisition Date	Subsequent Adjustments to Fair Value	Final Amounts as of the Acquisition Date
Total Consideration	$630,317	$—	$630,317

Assets:
Cash and cash equivalents	267,469	—	267,469
Restricted cash	26,373	—	26,373
Other assets(A)	1,348,608	(1,975)	1,346,633
Total Assets Acquired	1,642,450	(1,975)	1,640,475

Liabilities:
Secured financing agreements	177,551	—	177,551
Secured notes and bonds payable	99,232	—	99,232
Accrued expenses and other liabilities	746,135	—	746,135
Total Liabilities Assumed	1,022,918	—	1,022,918

Non-controlling interest	35,873	—	35,873

Net Assets	583,659	(1,975)	581,684

Goodwill	$46,658	$1,975	$48,633
(A)The adjustment to other assets primarily reflects the impact on deferred tax assets attributable to certain return to provision adjustments.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Unvested RSUs

In connection with the Sculptor Acquisition, unvested RSUs held by Sculptor employees at the time of the Sculptor Acquisition were converted into a deferred cash plan payable, resulting in a $29.7 million liability as of the date of the Sculptor Acquisition of deferred cash compensation due to employees.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the year ended December 31, 2023 prepared as if the Sculptor Acquisition had been consummated on January 1, 2022:

Pro Forma	Year Ended December 31, 2023
Revenues	$4,044,455
Income before income taxes	591,129

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

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management and (iv) Investment Portfolio. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general and administrative expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 17) and related interest expense, and restricted cash and redeemable non-controlling interest related to Class A ordinary shares of the Company’s consolidated SPAC.

Effective in the first quarter of 2025, new purchases of government and government-backed securities are reflected within the Investment Portfolio or the Origination and Servicing segment based on the nature of the business activity and performance assessment.

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

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, or investment in, residential properties. The Asset Management segment generates revenue primarily through management and incentive fees based primarily on AUM and performance of funds and accounts managed by the Company, as well as through real estate-related fee income and rental revenue from commercial real estate properties owned and managed by the Company. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other investment portfolio revenues.

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

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
Year Ended December 31, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$2,294,969	$—	$—	$—	$—	$2,294,969
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(746,006))	(1,174,549)	—	—	—	—	(1,174,549)
Servicing revenue, net	1,120,420	—	—	—	—	1,120,420
Interest income	1,217,454	301,594	44,662	300,109	10,496	1,874,315
Gain on originated residential mortgage loans, held-for-sale, net	690,401	—	—	39,125	—	729,526
Other revenues	106,679	—	26,933	105,315	—	238,927
Asset management revenues	—	—	627,040	—	—	627,040
Total Revenues	3,134,954	301,594	698,635	444,549	10,496	4,590,228
Interest expense and warehouse line fees	1,085,148	137,066	47,858	296,234	96,127	1,662,433
Other segment expenses(A)	592,233	24,250	146,343	91,063	50,198	904,087
Compensation and benefits	774,509	63,087	399,879	3,993	77,411	1,318,879
Depreciation and amortization	26,453	7,731	41,103	32,159	31	107,477
Total Operating Expenses	2,478,343	232,134	635,183	423,449	223,767	3,992,876
Realized and unrealized gains (losses), net	—	18,826	4,347	103,355	(661)	125,867
Other income (loss), net	5,088	(558)	33,206	46,623	(1,195)	83,164
Total Other Income (Loss)	5,088	18,268	37,553	149,978	(1,856)	209,031
Income (Loss) before Income Taxes	661,699	87,728	101,005	171,078	(215,127)	806,383
Income tax expense (benefit)	33,527	(1,446)	69,407	(14,284)	1,087	88,291
Net Income (Loss)	628,172	89,174	31,598	185,362	(216,214)	718,092
Non-controlling interests in income of consolidated subsidiaries	3,227	—	709	4,884	—	8,820
Redeemable non-controlling interests in income of consolidated subsidiaries	—	—	3,780	—	8,435	12,215
Net Income (Loss) Attributable to Rithm Capital Corp.	624,945	89,174	27,109	180,478	(224,649)	697,057
Change in redemption value of redeemable non-controlling interests	—	—	—	—	15,611	15,611
Dividends on preferred stock	—	—	—	—	114,246	114,246
Net Income (Loss) Attributable to Common Stockholders	$624,945	$89,174	$27,109	$180,478	$(354,506)	$567,200
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to legal and professional services, loan origination and servicing, information technology and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to legal and professional services and loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology, occupancy and property and maintenance. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and property and maintenance.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
December 31, 2025
Investments(A)	$18,308,310	$2,706,044	$6,062,702	$4,912,402	$—	$31,989,458
Cash and cash equivalents(A)	1,153,897	97,049	353,290	32,853	210,537	1,847,626
Restricted cash(A)	174,667	43,156	308,584	44,470	238,435	809,312
Other assets(A)	7,793,601	174,406	1,918,829	2,414,231	9,671	12,310,738
Goodwill	29,468	55,731	231,444	—	—	316,643
Assets of consolidated entities(A)	—	980,760	1,525,364	3,283,225	—	5,789,349
Total Assets	$27,459,943	$4,057,146	$10,400,213	$10,687,181	$458,643	$53,063,126
Debt(A)	$16,843,333	$2,219,808	$4,377,897	$5,689,351	$1,258,271	$30,388,660
Other liabilities(A)	5,040,177	87,637	2,583,469	435,514	294,747	8,441,544
Liabilities of consolidated entities(A)	—	868,217	1,270,655	2,839,340	—	4,978,212
Total Liabilities	21,883,510	3,175,662	8,232,021	8,964,205	1,553,018	43,808,416
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	75,868	—	238,435	314,303
Total Stockholders’ Equity	5,576,433	881,484	2,092,324	1,722,976	(1,332,810)	8,940,407
Non-controlling interests in equity of consolidated subsidiaries	9,833	—	441,850	58,237	—	509,920
Stockholders’ Equity in Rithm Capital Corp.	$5,566,600	$881,484	$1,650,474	$1,664,739	$(1,332,810)	$8,430,487
Investments in Equity Method Investees	$25,111	$27,708	$445,871	$324,456	$—	$823,146
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
Year Ended December 31, 2024
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,993,319	$—	$—	$—	$—	$1,993,319
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(602,241))	(455,918)	—	—	—	—	(455,918)
Servicing revenue, net	1,537,401	—	—	—	—	1,537,401
Interest income	1,351,066	257,833	21,288	319,596	7	1,949,790
Gain on originated residential mortgage loans, held-for-sale, net	672,093	—	—	10,442	—	682,535
Other revenues	121,291	—	—	106,181	—	227,472
Asset management revenues	—	—	520,294	—	—	520,294
Total Revenues	3,681,851	257,833	541,582	436,219	7	4,917,492
Interest expense and warehouse line fees	1,327,115	125,722	36,274	271,908	74,306	1,835,325
Other segment expenses(A)	500,347	19,578	97,550	80,724	46,154	744,353
Compensation and benefits	706,805	47,320	328,758	3,809	48,076	1,134,768
Depreciation and amortization	56,496	6,268	30,598	30,748	21	124,131
Total Operating Expenses	2,590,763	198,888	493,180	387,189	168,557	3,838,577
Realized and unrealized gains (losses), net	22	54,020	(74)	18,671	—	72,639
Other income (loss), net	21,677	(1,603)	15,100	22,032	49	57,255
Total Other Income	21,699	52,417	15,026	40,703	49	129,894
Income (Loss) before Income Taxes	1,112,787	111,362	63,428	89,733	(168,501)	1,208,809
Income tax expense	219,086	5,224	36,058	6,949	—	267,317
Net Income (Loss)	893,701	106,138	27,370	82,784	(168,501)	941,492
Non-controlling interests in income of consolidated subsidiaries	2,554	—	4,302	3,133	—	9,989
Net Income (Loss) Attributable to Rithm Capital Corp.	891,147	106,138	23,068	79,651	(168,501)	931,503
Dividends on preferred stock	—	—	—	—	96,456	96,456
Net Income (Loss) Attributable to Common Stockholders	$891,147	$106,138	$23,068	$79,651	$(264,957)	$835,047
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
December 31, 2024
Investments(A)	$24,111,365	$2,194,413	$—	$2,387,973	$—	$28,693,751
Cash and cash equivalents(A)	1,004,326	37,605	174,819	27,987	214,006	1,458,743
Restricted cash(A)	207,724	33,555	18,038	49,126	—	308,443
Other assets(A)	7,065,373	122,059	962,845	2,190,333	5,752	10,346,362
Goodwill	29,468	55,731	48,633	—	—	133,832
Assets of consolidated entities(A)	—	995,712	1,303,795	2,808,319	—	5,107,826
Total Assets	$32,418,256	$3,439,075	$2,508,130	$7,463,738	$219,758	$46,048,957
Debt(A)	$21,968,357	$1,747,307	$431,806	$3,103,488	$1,033,804	$28,284,762
Other liabilities(A)	4,725,155	29,999	104,879	433,762	235,846	5,529,641
Liabilities of consolidated entities(A)	—	860,123	1,126,776	2,361,345	—	4,348,244
Total Liabilities	26,693,512	2,637,429	1,663,461	5,898,595	1,269,650	38,162,647
Total Stockholders’ Equity	5,724,744	801,646	844,669	1,565,143	(1,049,892)	7,886,310
Non-controlling interests in equity of consolidated subsidiaries	9,687	—	39,942	41,707	—	91,336
Stockholders’ Equity in Rithm Capital Corp.	$5,715,057	$801,646	$804,727	$1,523,436	$(1,049,892)	$7,794,974
Investments in Equity Method Investees	$24,488	$13,352	$113,662	$291,637	$—	$443,139
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
Year Ended December 31, 2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,859,357	$—	$—	$—	$—	$1,859,357
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(518,978))	(595,246)	—	—	—	—	(595,246)
Servicing revenue, net	1,264,111	—	—	—	—	1,264,111
Interest income	1,084,479	205,779	3,788	322,143	—	1,616,189
Gain on originated residential mortgage loans, held-for-sale, net	494,693	—	—	38,784	—	533,477
Other revenues	133,424	—	—	102,743	—	236,167
Asset management revenues	—	—	82,681	—	—	82,681
Total Revenues	2,976,707	205,779	86,469	463,670	—	3,732,625
Interest expense and warehouse line fees	1,011,387	105,909	2,727	245,120	36,184	1,401,327
Other segment expenses(A)	513,453	12,529	16,801	59,698	77,940	680,421
Compensation and benefits	655,819	43,547	42,839	8,681	36,206	787,092
Depreciation and amortization	44,174	6,282	4,230	25,930	65	80,681
Total Operating Expenses	2,224,833	168,267	66,597	339,429	150,395	2,949,521
Realized and unrealized gains, net	273	1,500	8,060	273	—	10,106
Other income (loss), net	(20,125)	6,209	557	(657)	(26,361)	(40,377)
Total Other Income (Loss)	(19,852)	7,709	8,617	(384)	(26,361)	(30,271)
Income (Loss) before Income Taxes	732,022	45,221	28,489	123,857	(176,756)	752,833
Income tax expense (benefit)	107,617	(5,122)	27,121	(7,457)	—	122,159
Net Income (Loss)	624,405	50,343	1,368	131,314	(176,756)	630,674
Non-controlling interests in income of consolidated subsidiaries	581	—	365	7,471	—	8,417
Net Income (Loss) Attributable to Rithm Capital Corp.	623,824	50,343	1,003	123,843	(176,756)	622,257
Dividends on preferred stock	—	—	—	—	89,579	89,579
Net Income (Loss) Attributable to Common Stockholders	$623,824	$50,343	$1,003	$123,843	$(266,335)	$532,678

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Corporate Category	Total
December 31, 2023
Investments(A)	$19,015,600	$1,879,319	$—	$3,159,247	$—	$24,054,166
Cash and cash equivalents(A)	548,666	58,628	230,008	30,639	419,258	1,287,199
Restricted cash(A)	300,941	30,233	8,156	38,718	—	378,048
Other assets(A)	5,208,941	108,523	1,069,203	3,707,187	20,483	10,114,337
Goodwill	29,468	55,731	46,658	—	—	131,857
Assets of consolidated entities(A)	—	365,698	340,929	3,044,850	—	3,751,477
Total Assets	$25,103,616	$2,498,132	$1,694,954	$9,980,641	$439,741	$39,717,084
Debt(A)	$17,116,565	$1,537,008	$455,512	$3,984,572	$546,818	$23,640,475
Other liabilities(A)	3,391,408	23,608	345,999	1,837,801	213,121	5,811,937
Liabilities of consolidated entities(A)	—	319,369	219,920	2,624,345	—	3,163,634
Total Liabilities	20,507,973	1,879,985	1,021,431	8,446,718	759,939	32,616,046
Total Stockholders’ Equity	4,595,643	618,147	673,523	1,533,923	(320,198)	7,101,038
Non-controlling interests in equity of consolidated subsidiaries	8,220	—	40,971	44,905	—	94,096
Stockholders’ Equity in Rithm Capital Corp.	$4,587,423	$618,147	$632,552	$1,489,018	$(320,198)	$7,006,942
Investments in Equity Method Investees	$—	$—	$91,563	$110,883	$—	$202,446
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2023	$8,405,938
Acquisition	700,207
Originations(A)	1,396,154
Sales	11,026
Change in Fair Value Due To:
Realization of cash flows(B)	(607,169)
Change in valuation inputs and assumptions	415,515
Balance at December 31, 2024	10,321,671
Originations(A)	1,650,475
Sales	(3,249)
Change in Fair Value due to:
Realization of cash flows(B)	(750,012)
Change in valuation inputs and assumptions	(859,744)
Balance at December 31, 2025	$10,359,141
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $192.0 million and $54.4 million of MSRs capitalized through co-issue with third parties for the years ended December 31, 2025 and 2024, respectively.
(B)Based on the paydown of the underlying residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes components of servicing revenue, net:

	Year Ended December 31,
	2025	2024	2023
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$2,099,987	$1,833,221	$1,735,060
Ancillary and other fees	194,982	160,098	124,297
Servicing fee revenue, net and fees	2,294,969	1,993,319	1,859,357
Change in Fair Value due to:
Realization of cash flows(A)	(746,006)	(602,241)	(518,978)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	(873,379)	434,667	(46,706)
Gains (losses) on MSR economic hedges	444,836	(288,344)	(29,562)
Servicing Revenue, Net	$1,120,420	$1,537,401	$1,264,111
(A)Net of realization of cash flows related to MSR financing liability of $4.0 million and $4.9 million for the years ended December 31, 2025 and 2024, respectively. There was no excess spread financing during the year ended December 31, 2023 (Note 13).
(B)Net of change in valuation inputs and assumptions related to MSR financing liability of $(13.6) million and $19.2 million for the years ended December 31, 2025 and 2024, respectively. There was no excess spread financing during the year ended December 31, 2023 (Note 13).

The following table summarizes MSRs and MSR financing receivables by type as of December 31, 2025 and 2024:

	UPB of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
December 31, 2025
GSE	$376,982,090	6.2	$6,051,855
Non-Agency	66,874,608	5.6	894,988
Ginnie Mae	151,675,782	6.1	3,412,298
Total / Weighted Average	$595,532,480	6.1	$10,359,141
December 31, 2024
GSE	$383,014,320	6.5	$6,413,199
Non-Agency	70,022,636	5.4	836,408
Ginnie Mae	137,177,395	6.4	3,072,064
Total / Weighted Average	$590,214,351	6.4	$10,321,671
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of December 31, 2025 and 2024, weighted average discount rates of 8.4% (range of 8.0% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae MBS and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae-guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of December 31, 2025 and 2024, Rithm Capital reflected approximately $4.0 billion and $2.7 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of December 31, 2025 and 2024, Rithm Capital held approximately $0.5 billion of such repurchased loans presented within residential mortgage loans, HFS on the consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation) (collectively with certain affiliates, “Onity”), and subsequently PHH Mortgage Corporation (“PHH”) (as successor through acquisition by Onity), and Rithm Capital entered into an agreement to transfer to Rithm Capital, Onity’s remaining interests in MSRs relating to loans with an aggregate UPB of

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

approximately $110.0 billion and with respect to which Rithm Capital already held certain rights (“Rights to MSRs”). Additionally, Onity sold and transferred to Rithm Capital certain Rights to MSRs and other assets related to MSRs for loans with an UPB of approximately $86.8 billion, of which approximately $9.5 billion UPB, as of December 31, 2025, of underlying loans consents have not been received and all other conditions to transfer have not been met and, accordingly, are presented as MSR financing receivables within MSRs and MSR financing receivables, at fair value on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
	December 31,
State Concentration	2025	2024
California	15.8%	16.5%
Florida	8.1%	8.2%
Texas	6.7%	6.6%
New York	5.7%	5.7%
Washington	5.0%	5.2%
New Jersey	3.9%	4.1%
Virginia	3.8%	3.7%
Maryland	3.4%	3.4%
Illinois	3.2%	3.3%
Georgia	3.2%	3.1%
Other U.S.	41.2%	40.2%
	100.0%	100.0%

Geographic concentrations of investments expose Rithm Capital to the risk of economic downturns within the relevant states. Any such downturn in a state where Rithm Capital holds significant investments could affect the underlying borrower’s ability to make mortgage payments and therefore could have a meaningful, negative impact on the MSRs.

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of December 31, 2025 and 2024 was $242.8 billion and $242.9 billion, respectively. Rithm Capital earned servicing revenue of $315.5 million, $219.6 million and $139.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented in general and administrative in the consolidated statements of operations. As of December 31, 2025, PHH and Valon Mortgage, Inc. subserviced 5.5% and 3.6% of owned MSRs, respectively, with the remaining 90.9% of owned MSRs serviced by Newrez (Note 1).

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The table below summarizes the type of advances included in the servicer advances receivable:

	December 31,
	2025	2024
Principal and interest advances	$539,371	$640,723
Escrow advances (taxes and insurance advances)	1,735,259	1,733,426
Foreclosure advances	941,658	950,092
Gross advance balance(A)(B)(C)	3,216,288	3,324,241
Reserves, impairment, unamortized discount, net of recovery accruals	(125,675)	(125,320)
Total Servicer Advances Receivable	$3,090,613	$3,198,921
(A)Includes $738.7 million and $673.7 million as of December 31, 2025 and 2024 of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $576.7 million and $529.3 million as of December 31, 2025 and 2024 of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $121.5 million, or 3.8%, and $121.4 million, or 3.7%, for expected non-recovery of advances as of December 31, 2025 and 2024, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2023	$93,681
Provision	47,685
Write-offs	(19,970)
Balance at December 31, 2024	121,396
Provision	63,979
Write-offs	(63,838)
Balance at December 31, 2025	$121,537

See Note 17 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and Treasury securities. The following table summarizes Agency and Treasury securities classified as AFS or measured at fair value under the fair value option (fair value through net income) (“FVO”) election:

	December 31, 2025
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)
Securities Designated as AFS:
Agency(C)(D)	$64,816	$—	$—	$58,523	1	3.5%	3.5%	10.9
Securities Measured at FVO:
Agency(C)	5,165,539	116,528	—	5,171,616	22	5.0%	5.0%	8.0
Total / Weighted Average	$5,230,355	$116,528	$—	$5,230,139	23	5.0%	5.0%	8.0

	December 31, 2024
		Gross Unrealized				Weighted Average
	Outstanding Face Amount	Gains	Losses	Carrying Value(A)	Number of Securities	Coupon	Yield	Life (Years)(B)
Securities Designated as AFS:
Agency(C)	$69,295	$—	$—	$60,135	1	3.5%	3.5%	7.8
Securities Measured at FVO:
Agency(C)	6,602,894	428	(51,024)	6,390,508	42	5.0%	5.0%	5.7
Treasury(C)	3,250,000	4,102	(781)	3,260,703	3	4.5%	4.5%	1.9
Total / Weighted Average	$9,922,189	$4,530	$(51,805)	$9,711,346	46	4.8%	4.8%	4.4
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of December 31, 2025 and 2024.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity (“HTM”) as of and for the years ended December 31, 2025 and 2024:

						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value(A)	Unrecognized Gains (Losses)	Number of Securities	Yield	Life (Years)
Treasury Securities Designated as HTM:
December 31, 2025	$25,000	$24,766	$24,762	$(4)	1	3.5%	0.3
December 31, 2024	25,000	24,770	24,775	5	1	4.3%	0.5
(A)See Note 18 regarding the fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes purchases and sales of Agency and Treasury securities:

	Year Ended December 31,
	2025		2024		2023
	Treasury(A)	Agency	Treasury(A)	Agency	Treasury(A)	Agency
Purchases:
Face	$100,000	$2,387,863	$8,825,000	$1,280,545	$1,055,000	$3,373,770
Purchase price	98,954	2,355,623	8,813,058	1,249,562	1,028,051	3,350,588

Sales:
Face	$3,250,000	$3,105,723	$5,500,000	$2,556,839	$—	$1,691,131
Amortized cost	3,257,383	3,038,671	5,481,688	2,536,357	—	1,671,349
Sale price	3,269,180	3,121,310	5,499,395	2,583,782	—	1,614,293
Gain (loss) on sale	11,797	82,639	17,707	47,425	—	(57,056)
(A)Excludes Treasury short sales. Refer to Note 16 for information regarding short sales.

As of December 31, 2025, Rithm Capital had no unsettled government and government-backed securities trades.

See Note 17 regarding the financing of government and government-backed securities.

7. RESIDENTIAL MORTGAGE LOANS

Rithm Capital accumulates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. Substantially all of the residential mortgage loan portfolio is serviced by Newrez.

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and on whether the loan was credit-impaired at the date of acquisition. As of December 31, 2025, Rithm Capital accounts for loans based on the following categories:

•Loans HFI, at fair value
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential mortgage loans outstanding by loan type:

	December 31,
	2025					2024
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,347,429	$3,265,142	8,396	6.1%	26.0	$2,791,027
Residential mortgage loans, HFI, at fair value	349,196	324,688	6,651	7.5%	4.6	361,890

Residential Mortgage Loans, HFS:
Acquired performing loans(C)	49,983	45,861	1,512	6.1%	4.3	51,011
Acquired non-performing loans(D)	13,443	10,930	162	11.6%	3.5	15,659
Total Residential Mortgage Loans, HFS	$63,426	$56,791	1,674	7.3%	4.1	$66,670

Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(C)(E)	1,583,196	1,612,154	3,608	6.0%	8.4	408,421
Acquired non-performing loans(D)(E)	326,394	299,413	1,344	5.3%	27.5	270,879
Originated loans	3,441,976	3,515,914	10,052	6.3%	29.0	3,628,271
Total Residential Mortgage Loans, HFS, at Fair Value	$5,351,566	$5,427,481	15,004	6.2%	22.8	$4,307,571
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
(D)As of December 31, 2025, Rithm Capital has placed non-performing loans, HFS on non-accrual status, except as described in (E) below.
(E)Includes $152.0 million and $317.1 million UPB of Ginnie Mae early buyout options performing and non-performing loans, respectively, on accrual status as contractual cash flows are guaranteed by the FHA as of December 31, 2025.

See Note 17 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	December 31,
	2025			2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$5,358,662	$5,437,702	$79,040	$4,377,435	$4,400,113	$22,678
90+	405,526	371,258	(34,268)	369,118	336,018	(33,100)
Total	$5,764,188	$5,808,960	$44,772	$4,746,553	$4,736,131	$(10,422)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of residential mortgage loans, HFS and residential mortgage loans, HFI, at fair value on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2023	$379,044	$78,877	$2,461,865	$2,919,786
Originations	—	—	57,796,441	57,796,441
Sales	—	(2,307)	(57,973,190)	(57,975,497)
Purchases/additional fundings	—	—	2,566,210	2,566,210
Proceeds from repayments	(45,159)	(9,680)	(97,975)	(152,814)
Transfer of loans to other assets(A)	—	(2,968)	(449,065)	(452,033)
Transfer of loans to REO	(3,990)	(1,232)	(3,203)	(8,425)
Transfers of loans to HFS	(52)	—	—	(52)
Transfers of loans from HFI	—	—	52	52
Valuation provision on loans	—	3,980	—	3,980
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	24,061	—	12,784	36,845
Other factors	7,986	—	(6,348)	1,638
Balance at December 31, 2024	361,890	66,670	4,307,571	4,736,131
Originations	—	—	60,710,719	60,710,719
Sales	—	—	(64,243,027)	(64,243,027)
Purchases/additional fundings	—	—	5,547,685	5,547,685
Proceeds from repayments	(42,124)	(9,251)	(164,698)	(216,073)
Net transfer of loans to/from other assets(A)(B)	—	(1,130)	(786,552)	(787,682)
Transfer of loans to REO	(2,585)	(769)	(2,029)	(5,383)
Valuation reversal on loans	—	1,271	—	1,271
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(3,438)	—	(1,815)	(5,253)
Other factors	10,945	—	59,627	70,572
Balance at December 31, 2025	$324,688	$56,791	$5,427,481	$5,808,960
(A)Includes receivable modifications resulting in transfers between other assets and residential mortgage loans as well as transfers to and from consolidated entities.
(B)Includes the collapse of the 2022-NQM5 securitization, which resulted in a $178.1 million transfer to residential mortgage loans, HFS from investments, at fair value and other assets on the consolidated balance sheets.

Gain on Originated Residential Mortgage Loans, HFS, Net

Newrez originates conventional, government-insured and non-conforming residential mortgage loans for sale and securitization. In connection with the sale or securitization of loans to the GSEs or mortgage investors, Rithm Capital recognizes gain on sale within gain on originated residential mortgage loans, HFS, net in the consolidated statements of operations. See Note 19 for further details on Rithm Capital’s continuing involvement in residential mortgage loan securitizations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Year Ended December 31,
	2025	2024	2023
Loss on residential mortgage loans originated and sold, net(A)	$(700,752)	$(822,641)	$(392,137)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(103,085)	28,157	73,476
MSRs retained on transfer of residential mortgage loans(C)	1,458,509	1,341,728	786,655
Other(D)	67,519	54,969	14,622
Realized gain on sale of originated residential mortgage loans, net	722,191	602,213	482,616
Change in fair value of residential mortgage loans	51,970	2,096	99,877
Change in fair value of interest rate lock commitments (Note 16)	10,155	(12,449)	15,018
Change in fair value of derivative instruments (Note 16)	(54,790)	90,675	(64,034)
Gain on Originated Residential Mortgage Loans, HFS, Net	$729,526	$682,535	$533,477
(A)Includes residential mortgage loan origination fees of $1.0 billion, $0.9 billion and $0.4 billion in the years ended December 31, 2025, 2024 and 2023, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $58.8 million and $24.2 million for the years ended December 31, 2025 and 2024, respectively, and no gain or loss for the year ended December 31, 2023.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized MSRs upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans acquired from Upgrade, Inc. (the “Upgrade loans” or “Upgrade”), (ii) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (iii) consumer loans acquired from SpringCastle (the “SpringCastle loans” or “SpringCastle”), in which, following the acquisition of the remaining interest in June 2024, the Company owns a 100% interest.

The Upgrade portfolio includes fixed-rate consumer home improvement loans; the Marcus portfolio includes unsecured fixed-rate closed-end installment loans; and the SpringCastle portfolio includes open-end personal unsecured loans and personal homeowner loans. The Upgrade loans are serviced by Upgrade, the Marcus loans are serviced by Systems and Services Technologies, Inc. and the Company’s internal loan servicing business at Newrez, and the SpringCastle loans are serviced by OneMain Holdings Inc.

Pursuant to the forward flow agreement with Upgrade, entered into by the Company on July 31, 2025, Rithm Capital will purchase $1.0 billion UPB of consumer home improvement loans through the expiry of the Agreement. Each individual purchase is at Rithm Capital’s discretion, prices are negotiated on a best efforts basis, and the Company’s obligation to acquire the loans is subject to certain conditions being met. The agreement expires on October 31, 2026. Through December 31, 2025, $527.3 million UPB of loans were purchased under the agreement.

The Company has invested in SpringCastle loans with an aggregate of $131.4 million of unfunded and available revolving credit privileges as of December 31, 2025. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at the Company’s discretion.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes characteristics of the consumer loan portfolio classified as HFI and measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
December 31, 2025
SpringCastle	$164,119	$167,807	18.0%	3.7
Marcus	295,074	166,473	11.2%	0.6
Upgrade	471,651	450,119	13.5%	10.9
Total Consumer Loans	$930,844	$784,399	13.6%	6.4
December 31, 2024
SpringCastle	$208,306	$219,308	18.1%	3.8
Marcus	559,317	446,257	11.0%	1.0
Total Consumer Loans	$767,623	$665,565	12.9%	1.8

See Note 17 regarding the financing of consumer loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	December 31,
	2025			2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$160,524	$164,175	$3,651	$203,923	$214,746	$10,823
90+	3,595	3,632	37	4,383	4,562	179
Total SpringCastle	164,119	167,807	3,688	208,306	219,308	11,002

Marcus:
Current	$151,530	$151,985	$455	$438,712	$438,712	$—
90+	143,544	14,488	(129,056)	120,605	7,545	(113,060)
Total Marcus	295,074	166,473	(128,601)	559,317	446,257	(113,060)

Upgrade:
Current	$471,108	$449,601	$(21,507)	$—	$—	$—
90+	543	518	(25)	—	—	—
Total Upgrade	471,651	450,119	(21,532)	—	—	—

	$930,844	$784,399	$(146,445)	$767,623	$665,565	$(102,058)
(A)Consumer loans are carried at fair value. See Note 18 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2023	$1,274,005
Additional fundings(A)	24,091
Proceeds from repayments	(560,518)
Accretion of loan discount and premium amortization, net	27,914
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	(51,977)
Other factors	(47,950)
Balance at December 31, 2024	665,565
Additional fundings(A)	22,123
Purchases	500,334
Proceeds from repayments	(423,156)
Accretion of loan discount and premium amortization, net	9,915
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(13,472)
Other factors	23,090
Balance at December 31, 2025	$784,399
(A)Represents draws on consumer loans with revolving privileges.
9. REAL ESTATE, NET

The following table presents the composition of real estate, net:

	December 31,
	2025	2024
Commercial real estate	$5,156,248	$—
Single-family rental properties	1,004,917	1,028,295
REO	14,570	27,898
Real Estate, Net	$6,175,735	$1,056,193

Commercial Real Estate

As a result of the Paramount acquisition during the fourth quarter of 2025, the Company owns and operates a portfolio of high-quality, Class A office properties in New York City and San Francisco, which are managed as part of the Company’s broader real estate platform. Commercial real estate properties are classified as HFI carried at cost less accumulated depreciation and any impairment and presented within real estate, net on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the net carrying value of commercial real estate:

	Depreciable Life / Estimated Useful Life (Years)(A)	December 31, 2025
Commercial Real Estate Tangible Assets:
Land	N/A	$1,721,869
Buildings and improvements	5 to 40	2,300,895
Total commercial real estate tangible assets, at cost		4,022,764
Accumulated depreciation		(4,007)
Total commercial real estate tangible assets, net		4,018,757

Commercial Real Estate Intangible Assets:
In-place leases	7.8	1,044,592
Above-market leases	7.8	99,831
Total commercial real estate intangible assets, gross		1,144,423

In-place leases accumulated amortization		(6,347)
Above-market leases		(585)
Accumulated amortization		(6,932)

Total commercial real estate intangible assets, net		1,137,491

Commercial Real Estate, Net		$5,156,248
(A)The estimated useful lives of commercial real estate intangible assets represents the weighted-average useful life.

As of December 31, 2025, the carrying amount of the commercial real estate properties includes capitalized acquisition costs of $1.3 million. Depreciation expense of commercial real estate was $4.0 million for the year ended December 31, 2025 and is presented in general and administrative in the consolidated statements of operations. Amortization expense of lease intangible assets was $6.9 million for the year ended December 31, 2025 and is presented in general and administrative in the consolidated statements of operations, except as it relates to the amortization of above-market leases, which is included in rental revenue, a component of other revenues in the consolidated statements of operations.

The following table summarizes the activity for the period related to the net carrying value of commercial real estate:

	Commercial Real Estate Tangible Assets	Commercial Real Estate Intangible Assets	Total Commercial Real Estate, Net
Balance at December 31, 2024	$—	$—	$—
Paramount Acquisition	4,021,418	1,144,423	5,165,841
Acquisitions and capital improvements	1,346	—	1,346
Depreciation and amortization expense	(4,007)	(6,932)	(10,939)
Balance at December 31, 2025	$4,018,757	$1,137,491	$5,156,248

The Company leases office, retail and storage space to tenants, primarily under non-cancellable operating leases which generally have terms ranging from five to fifteen years. Most of the Company’s leases provide tenants with extension options at either fixed or market rates. A few of the Company’s leases provide tenants with options to terminate early, but such options generally impose an economic penalty on the tenant upon exercising.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes rental revenue and other variable revenue based on the specific lease terms presented in other revenues on the consolidated statements of operations for the period:

Year Ended December 31, 2025
Rental revenue	$23,191
Other variable revenue	3,045
Total(A)	$26,236
(A)Represents revenue recognized following the acquisition of Paramount for the period from December 19, 2025 through December 31, 2025.

The following table summarizes the future minimum rental revenues under existing leases on commercial real estate properties:

2026	$515,886
2027	530,825
2028	572,608
2029	563,971
2030	517,841
2031 and thereafter	2,451,585
Total	$5,152,716

The following table summarizes the expected future amortization expense for lease intangible assets as of December 31, 2025:

Year Ending	Amortization Expense
2026	$163,313
2027	164,786
2028	159,974
2029	147,274
2030	122,297
2031 and thereafter	379,847
$1,137,491

In connection with the Paramount Acquisition, the Company recognized intangible liabilities related to below-market leases, which are presented in accrued expenses and other liabilities in the consolidated balance sheets. See Note 14 for further details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Single-Family Rental Properties

The Company invests in and manages a geographically diversified portfolio of high-quality SFR properties. The Company owns SFR properties classified as both HFI and HFS. SFR properties HFI are carried at cost less accumulated depreciation and impairment. SFR properties HFS are managed for near term sale and disposition and are measured at the lower of carrying value or fair value less estimated cost to sell and are not subject to depreciation. SFR properties HFI and HFS are presented within real estate, net on the consolidated balance sheets.

The following table summarizes the net carrying value of investments in SFR properties:

	December 31,
	2025	2024
Land	$192,335	$191,992
Building	759,716	767,966
Capital improvements	163,496	150,811
Total gross investment in SFR properties	1,115,547	1,110,769
Accumulated depreciation	(110,630)	(82,474)
Investment in SFR Properties, Net	$1,004,917	$1,028,295

Depreciation expense was $30.1 million, $30.0 million and $28.2 million for the years ended December 31, 2025, 2024 and 2023 and presented in general and administrative in the consolidated statements of operations.

As of December 31, 2025 and 2024, the carrying amount of the SFR properties includes capitalized acquisition costs of $6.7 million and $7.0 million, respectively.

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	$1,000,357	$1,571	$1,001,928
Acquisitions and capital improvements	70,355	—	70,355
Transfers to (from) HFS/HFI	(50,615)	50,615	—
Dispositions	(1,140)	(12,893)	(14,033)
Depreciation expense	(29,955)	—	(29,955)
Balance at December 31, 2024	989,002	39,293	1,028,295
Acquisitions and capital improvements	30,051	—	30,051
Transfers to (from) HFS/HFI	10,197	(10,197)	—
Dispositions	—	(23,281)	(23,281)
Depreciation expense	(30,148)	—	(30,148)
Balance at December 31, 2025	$999,102	$5,815	$1,004,917

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue presented in other revenues and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Year Ended December 31,
	2025	2024	2023
Rental revenue	$79,183	$76,561	$73,216
Other variable revenue	9,677	4,524	2,299
Total	$88,860	$81,085	$75,515

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the future minimum rental revenues under existing leases on SFR properties:

2026	$45,230
2027 and thereafter	6,711
Total	$51,941

The following table summarizes SFR portfolio activity for the period by number of properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2023	3,882	6	3,888
Acquisition of SFR properties	219	—	219
Transfer to (from) HFS/HFI	(206)	206	—
Disposition of SFR properties	(4)	(54)	(58)
Balance at December 31, 2024	3,891	158	4,049
Acquisition of SFR properties	38	—	38
Transfer to (from) HFS/HFI	56	(56)	—
Disposition of SFR properties	—	(81)	(81)
Balance at December 31, 2025	3,985	21	4,006

See Note 17 regarding the financing of SFR properties.

REO

REO assets are individual properties acquired by Rithm Capital through foreclosure or deed-in-lieu of foreclosure as a result of borrower default. REO assets are measured at the lower of cost or fair value, with valuation provision recorded in other income (loss), net in the consolidated statements of operations. REO assets are managed for prompt sale and disposition.

The following table presents activity for the period related to the carrying value of REOs:

Balance at December 31, 2023	$15,507
Purchases	16,256
Property received in satisfaction of loan	28,859
Sales(A)	(31,614)
Valuation provision	(1,110)
Balance at December 31, 2024	27,898
Property received in satisfaction of loan	26,281
Sales(A)	(40,362)
Valuation reversal	753
Balance at December 31, 2025	$14,570
(A)Recognized when control of the property has transferred to the buyer.

As of December 31, 2025 and 2024, the Company has residential mortgage loans and RTLs that are in the process of foreclosure with UPBs of $40.8 million and $16.2 million, respectively.

10. RESIDENTIAL TRANSITION LOANS

The Company, through its wholly owned subsidiary, Genesis, specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential transition loans, at fair value and residential transition loans (“RTL”) held by consolidated entities by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated Entities - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
December 31, 2025
Construction	$1,018,250	$485,049	$1,503,299	38.4%	400	29.8%	11.1%	21.6	71.8% / 61.3%
Bridge	1,339,198	514,400	1,853,598	47.4%	507	37.8%	9.4%	25.7	67.8%
Renovation	342,416	215,361	557,777	14.2%	435	32.4%	9.7%	14.4	81.3% / 67.5%
	$2,699,864	$1,214,810	$3,914,674	100.0%	1,342	100.0%	10.1%	22.1	N/A

December 31, 2024
Construction	$935,142	$492,071	$1,427,213	45.4%	490	31.9%	11.4%	20.0	72.7% / 62.2%
Bridge	972,443	363,946	1,336,389	42.6%	600	39.1%	10.0%	23.9	66.6%
Renovation	270,490	106,175	376,665	12.0%	445	29.0%	10.5%	12.8	82.8% / 68.2%
	$2,178,075	$962,192	$3,140,267	100.0%	1,535	100.0%	10.7%	20.4	N/A
(A)Residential transition loans are carried at fair value under the FVO election. Certain residential transition loans of consolidated entities, classified as CFEs, are valued based on the more observable financial liabilities of consolidated CFEs and are classified as Level 3. See Note 18 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2023	$1,879,319
Initial loan advances	1,991,047
Construction holdbacks and draws	882,623
Paydowns and payoffs	(1,394,313)
Purchased loans discount amortization	1,087
Transfer of loans to REO	(11,649)
Transfers to assets of consolidated entities	(1,200,446)
Fair Value Adjustments Due To:
Changes in instrument-specific credit risk	8,549
Other factors	21,858
Balance at December 31, 2024	2,178,075
Purchases	9,014
Initial loan advances	2,969,766
Construction holdbacks and draws	1,160,490
Repayments and sales	(2,182,458)
Purchased loans discount amortization	33
Transfer of loans to REO	(7,865)
Transfers to assets of consolidated entities	(1,427,920)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(24,256)
Other factors	24,985
Balance at December 31, 2025	$2,699,864

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	December 31,
	2025			2024
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$2,593,228	$2,610,258	$17,030	$2,117,479	$2,128,802	$11,323
90+	100,921	89,606	(11,315)	55,234	49,273	(5,961)
Total	$2,694,149	$2,699,864	$5,715	$2,172,713	$2,178,075	$5,362

See Note 17 regarding the financing of RTLs.

11. INSURANCE

Insurance company investments, at fair value

The following table presents the composition of insurance company investments, at fair value, acquired as a result of Crestline acquisition on December 1, 2025:

December 31, 2025
Securities	$135,472
Commercial mortgage loans	397,982
Private credit	373,000
Insurance company investments, at fair value	$906,454

The following table summarizes the bonds held by the insurance company at fair value:

	December 31, 2025
	Outstanding Face Amount	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
		Gains	Losses			Coupon	Yield	Life (Years)(B)
Securities Measured at FVO:
Asset-backed and mortgage-backed securities	$106,378	$1,126	$(1,508)	$93,729	171	4.2%	8.0%	4.8
Corporates debt	20,233	401	(77)	20,141	144	5.4%	5.8%	7.4
Government and Agency securities	19,403	210	(30)	18,036	35	3.1%	4.3%	5.2
Other	3,560	8	(2)	3,566	16	6.0%	5.8%	5.5
Total / Weighted Average	$149,574	$1,745	$(1,617)	$135,472	366	4.2%	7.1%	5.2
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.

The following table summarizes the commercial mortgage loans and private credit held by the insurance company at fair value:

	December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)
Commercial mortgage loans, HFI, at fair value	$399,735	$397,982	79	10.5%	1.7
Private credit, at fair value	375,516	373,000	87	10.4%	3.5
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and aggregate carrying value of commercial mortgage loans, HFI, at fair value on the consolidated balance sheets:

	December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$386,642	$387,401	$759
90+	13,093	10,581	(2,512)
Total	$399,735	$397,982	$(1,753)

The following table summarizes the activity of commercial mortgage loans, HFI, at fair value and private credit, at fair value for the period presented:

	Commercial Mortgage Loans, HFI, at Fair Value	Private Credit, at Fair Value
Balance at December 31, 2024	$—	$—
Crestline Acquisition (Note 3)	322,325	347,024
Purchases	98,462	32,748
Paydowns	(27,650)	(7,790)
Other(A)	1,038	1,459
Fair Value Adjustments due to:
Other factors	3,807	(441)
Balance at December 31, 2025	$397,982	$373,000
(A)Includes interest reserve used, payment-in-kind interest, foreign exchange (“FX”) adjustments and accretion.

Interest sensitive insurance contract liabilities

Interest sensitive insurance contract liabilities primarily include FIAs and deferred annuities, including MYGAs. The Company, through its wholly owned subsidiary, CL Life, also issues single premium immediate annuities, which provide fixed benefit payments commencing shortly after contract issuance.

The following represents a rollforward of the policyholder account balance by product within interest sensitive insurance contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Year Ended December 31, 2025
	Fixed Indexed Annuities	Deferred Annuities
Balance as of December 31, 2024	$—	$—
Crestline Acquisition (Note 3)	70,137	844,843
Deposits	3,712	35,314
Policy charges	—	(9)
Surrenders and withdrawals	(3)	(3,475)
Benefit payments	—	(1,142)
Interest credited	187	4,933
Balance as of December 31, 2025	$74,033	$880,464
Weighted average crediting rate	4%	6%
Net amount at risk	$—	$—
Cash surrender value	66,543	812,725

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following is a reconciliation of interest sensitive insurance contract liabilities to the consolidated balance sheets:

December 31, 2025
Fixed indexed annuities	$74,033
Deferred annuities	880,464
Other(A)	5,712
Interest Sensitive Insurance Contract Liabilities	$960,209
(A)Primarily includes single premium immediate annuities.

The following represents policyholder account balances related to deferred annuity contracts by range of guaranteed minimum crediting rates, as well as the related range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	December 31, 2025
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,183	$14,517	$743,815	$68,976	$51,973	$880,464

Reinsurance Recoverable

The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Under the arrangement, the Company established a segregated account from the general investment portfolio in which the investments supporting the ceded obligations are maintained. The Company retains legal ownership of the investments supporting the ceded reserves and withholds investments equal to the ceded reserves. The reinsurer has a contractual claim on the funds withheld and is credited with investment returns in accordance with the terms of the agreement. Gross reinsurance recoverable and funds withheld obligations are recorded as a single net deposit position and are presented within other assets or accrued expenses and other liabilities, as applicable. See Note 13.

12. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed federally insured deposit limits.

Restricted cash consists of cash collateral pledges related to secured financing and securitizations, amounts restricted or escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements, security deposits held on behalf of tenants, lease obligations and cash proceeds held in a trust account from the IPO of the SPAC that can only be used for purposes of completing an initial business combination or redemption of the SPAC’s Class A ordinary shares as set forth in the SPAC trust agreement.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$1,847,626	$1,458,743
Restricted cash	809,312	308,443
Restricted cash of consolidated entities(A)	132,475	150,623
Total Cash and Cash Equivalents and Restricted Cash	$2,789,413	$1,917,809
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances by reporting segment including corporate category:

	December 31,
	2025	2024
Investment Portfolio(A)	$62,554	$66,419
Origination and Servicing	174,667	207,724
Residential Transitional Lending(A)	56,031	40,727
Asset Management(A)	410,100	144,196
Corporate Category(B)	238,435	—
Total Restricted Cash	$941,787	$459,066
(A)Includes restricted cash related to consolidated entities presented within investments, at fair value and other assets on the consolidated balance sheets.
(B)Restricted cash in the corporate category relates to cash held in a trust account related to the Company’s consolidated SPAC.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

13. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	December 31,			December 31,
	2025	2024		2025	2024
CLOs, at fair value	$362,280	$242,227	Accounts payable	$253,931	$133,037
Derivative and hedging assets (Note 16)	46,747	75,147	Accrued compensation and benefits	457,783	322,957
Deferred tax asset	6,437	—	Net deferred tax liability	849,415	786,141
Due from related parties	75,729	35,198	Derivative and hedging liabilities (Note 16)	101,346	52,610
Equity investments(A)	1,029,524	502,610	Due to affiliates	4,557	—
Excess MSRs, at fair value	323,564	369,162	Escheat payable	184,942	187,830
Goodwill (Note 14)	316,643	133,832	MSR financing liability, at fair value	76,266	101,088
Income and fees receivable	337,712	208,672	Interest payable	158,072	260,931
Intangible assets, net (Note 14)	369,999	331,949	Intangible liabilities, net (Note 14)	125,156	—
Loans receivable, at fair value(B)	11,396	31,580	Lease liability (Note 15)	173,814	160,437
Margin receivable, net(C)	126,396	414,404	Notes receivable financing liability(E)	377,989	371,788
Non-Agency securities, at fair value	759,633	552,797	Open trades payable	5,700	—
Notes receivable, at fair value(D)	460,631	393,786	RTL financing liability, at fair value	82,489	—
Operating lease ROU assets (Note 15)	123,143	99,224	Unearned income and fees	9,346	17,280
Other receivables	174,386	178,651	Deposit liability(F)	34,806	—
Prepaid expenses	72,660	59,198	Other liabilities	454,031	236,672
Principal and interest receivable	136,488	181,271		$3,349,643	$2,630,771
Property and equipment	82,908	70,495
Servicer advance investments, at fair value	294,322	339,646
Servicing fee receivables	180,655	106,228
Warrants, at fair value	13,253	9,316
Other assets	279,470	200,124
	$5,583,976	$4,535,517
(A)Represents equity investments in (i) certain real estate joint ventures and redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by the Company (iv) the Credit Risk Transfer LLC (as defined in Note 18) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 19) and (vii) APM
(B)The Company’s loans receivable are measured at fair value under the FVO election.
(C)Represents collateral posted as a result of changes in the fair value of Rithm Capital’s (i) government and government-backed securities securing its secured financing agreements and (ii) derivative instruments.
(D)Represents notes receivable secured by commercial properties. The notes are measured at fair value under the FVO election.
(E)During the second quarter of 2024, the Company transferred an investment in a note receivable with a fair value of $365.0 million, subject to a repurchase financing of $323.5 million, from a third party to a non-consolidated joint venture for cash consideration of $48.0 million. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes for which the Company elected the FVO and is included in accrued expenses and other liabilities in the consolidated balance sheets. The amount presented within notes receivable financing liability is comprised of the repurchase financing and the non-recourse liability in a secured borrowing. The Company continues to reflect the transferred note in other assets in the consolidated balance sheets, at fair value.
(F)The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Amounts due to and from the reinsurer, including deposit-accounted reinsurance balances and funds-withheld obligations, are recorded on a net basis and a single net deposit position is presented within other assets or other liabilities, as applicable. As of December 31, 2025, the gross resinsurance recoverable asset and funds-withheld obligations were $826.0 million and $860.8 million, respectively, and are presented as a net deposit liability in the table above.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2023	$398,227	$31,323	$429,550
Fundings	23,036	—	23,036
Payment in kind	—	4,677	4,677
Proceeds from repayments	(33,250)	(4,420)	(37,670)
Fair Value Adjustments Due To:
Other factors(A)	5,773	—	5,773
Balance at December 31, 2024	393,786	31,580	425,366
Purchases	—	11,396	11,396
Fundings	56,805	—	56,805
Payment in kind	4,923	1,458	6,381
Proceeds from repayments	—	(25,000)	(25,000)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	—	(8,038)	(8,038)
Other factors	5,117	—	5,117
Balance at December 31, 2025	$460,631	$11,396	$472,027
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	December 31,
	2025			2024
Days Past Due	UPB	Carrying Value(A)	Carrying Value Under UPB	UPB	Carrying Value(A)	Carrying Value Under UPB
Current	$560,400	$472,027	$(88,373)	$518,856	$425,366	$(93,490)
90+	8,038	—	(8,038)	—	—	—
Total	$568,438	$472,027	$(96,411)	$518,856	$425,366	$(93,490)
(A)Notes and loans receivable are carried at fair value. See Note 18 regarding fair value measurements.

14. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names, licenses and VOBA. The Company also recognized goodwill on certain acquisitions. Goodwill is presented within other assets on the consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2023	$29,468	$55,731	$46,658	$131,857
Impairment loss	—	—	—	—
Measurement period adjustments (Note 3)	—	—	1,975	1,975
Balance at December 31, 2024	29,468	55,731	48,633	133,832
Goodwill acquired	—	—	182,811	182,811
Impairment loss	—	—	—	—
Balance at December 31, 2025	$29,468	$55,731	$231,444	$316,643

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Intangible Assets

The following table summarizes the acquired identifiable intangible assets:

		December 31,
	Estimated Useful Lives (Years)	2025	2024
Gross Intangible Assets:
Management contracts	2 to 11	$347,415	$275,000
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	113,606	105,567
Trademarks / Trade names(A)	1 to 11	13,999	10,259
VOBA(B)	(B)	2,401	—
Licenses	Indefinite	27,084	21,365
		584,258	491,944
Accumulated Amortization:
Management contracts		58,420	30,940
Customer relationships		42,437	25,773
Purchased technology		106,171	97,259
Trademarks / Trade names		7,231	6,023
		214,259	159,995
Intangible Assets, Net:
Management contracts		288,995	244,060
Customer relationships		37,316	53,980
Purchased technology		7,435	8,308
Trademarks / Trade names(A)		6,768	4,236
VOBA(B)		2,401	—
Licenses		27,084	21,365
Intangible Assets, Net		$369,999	$331,949
(A)Includes indefinite-lived intangible assets of $1.9 million as of December 31, 2025 and 2024.
(B)VOBA, an actuarial intangible asset arising from the Crestline Acquisition, is amortized on a basis consistent with the related policyholder liabilities over the remaining life of each contract.

The Company did not record any impairment loss on its intangible assets for the years ended December 31, 2025, 2024 and 2023.

The following table summarizes the amortization expense recorded by the Company related to its intangible assets. Amortization expense related to intangible assets is included in general and administrative in the consolidated statements of operations.

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$50,684	$79,817	$32,596

The following table summarizes the expected future amortization expense for intangible assets as of December 31, 2025:

Year Ending	Amortization Expense
2026	$54,866
2027	51,158
2028	50,186
2029	48,281
2030	39,005
2031 and thereafter	97,544
$341,040

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Intangible Liabilities

The following table summarizes the acquired identifiable intangible liabilities recognized as a result of the Paramount acquisition on December 19, 2025:

	Weighted-Average Useful Lives (Years)	Year Ended December 31, 2025
Below-market leases	7.8	$125,760
Accumulated amortization		604
Intangible Liabilities, Net		$125,156

The following table summarizes the amortization expense recorded by the Company related to its intangible liabilities. Amortization related to below-market leases is included in rental revenue, a component of other revenues in the consolidated statements of operations.

Year Ended December 31, 2025
Amortization expense	$604

The following table summarizes the expected future amortization for intangible liabilities as of December 31, 2025:

Year Ending	Amortization
2026	$17,793
2027	17,657
2028	15,803
2029	13,715
2030	11,884
2031 and thereafter	48,304
$125,156

In connection with the Paramount Acquisition, the Company recognized intangible assets related to in-place leases and above-market leases, which are presented in real estate, net in the consolidated balance sheets. See Note 9 for further details.

15. LEASES

Rithm Capital, through its wholly owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035, and a non-cancelable operating ground lease expiring through 2075. Rent expense, net of sublease income, totaled $29.8 million, $35.4 million and $45.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease ROU assets represent the right to use an underlying assets for the lease term and lease liabilities represent obligations to make lease payments arising from the leases. In addition, the Company has finance leases for computer hardware. As of December 31, 2025, the Company has pledged collateral related to its lease obligations of $7.6 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
2026	$44,894	$228	$45,122
2027	47,363	228	47,591
2028	36,370	—	36,370
2029	34,565	—	34,565
2030	9,480	—	9,480
2031 and thereafter	42,131	—	42,131
Total remaining undiscounted lease payments	214,803	456	215,259
Less: imputed interest	41,428	17	41,445
Total Remaining Discounted Lease Payments	$173,375	$439	$173,814

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $25.8 million due in the future periods.

Other information related to leases is summarized below:

	December 31,
	2025	2024
Weighted Average Remaining Lease Term (Years):
Operating leases	6.3	5.1
Finance leases	1.5	2.5

Weighted Average Discount Rate:
Operating leases	6.7%	6.5%
Finance leases	7.9%	7.9%

	Year Ended December 31,
Supplemental Information	2025	2024	2023
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$46,021	$51,289	$34,655
Operating cash flows - finance leases	3	4	—
Finance cash flows - finance leases	225	224	—
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$40,990	$20,465	$1,449

See Note 9 for further information on leases of commercial real estate and SFR properties.

16. DERIVATIVES AND HEDGING

The Company enters into economic hedges including interest rate swaps, TBAs and futures to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

The Company may at times hold TBAs in order to mitigate Rithm Capital’s interest rate risk on certain specified MBS and MSRs. Amounts or obligations owed by or to Rithm Capital are subject to the right of set-off with the counterparty. As part of executing these trades, Rithm Capital may enter into agreements with its counterparties that govern the transactions for the purchases or sales made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. Changes in the value of economic hedges designed to protect against MBS and MSR fair value fluctuations, or hedging gains and losses, are reflected in the tables below.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

As of December 31, 2025, the Company also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and other economic hedging instruments are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	December 31,
	2025	2024
Derivative and Hedging Assets:
Interest rate swaps and futures(A)	$406	$6
IRLCs	29,839	21,496
TBAs	6,070	50,809
Embedded derivatives(B)	8,109	—
Foreign exchange forwards	812	2,836
Other commitments(C)	1,511	—
	$46,747	$75,147
Derivative and Hedging Liabilities:
IRLCs	$8,390	$10,202
TBAs	47,001	15,628
Treasury short sales(D)	—	1,245
Other commitments(E)	31,542	25,521
Stock options	3	14
Foreign exchange forwards	1,758	—
Embedded derivatives(B)	12,652	—
	$101,346	$52,610
(A)Net of $34.7 million and $42.0 million of related variation margin accounts as of December 31, 2025 and 2024, respectively.
(B)Embedded derivatives include (i) modified coinsurance and funds withheld arrangement that require the Company to pay the total return on the assets supporting the funds withheld liability and (ii) index linked crediting features embedded in the FIAs or reinsurance deposit asset.
(C)Refers to a reinsurance agreement, between CL Life and New Reinsurance Company Ltd., to economically hedge the equity option features embedded in the FIA products.
(D)As of December 31, 2024, the carrying value represents the net of repurchase agreements and $503.9 million of related reverse repurchase agreement lending facilities used to borrow securities to effectuate short sales of Treasury securities.
(E)During the first quarter of 2024, a subsidiary of the Company entered into an agreement, classified as a derivative, with an affiliate, which could result in the subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to invest in an affiliated fund. The third party’s interest is subject to a redemption right after a certain period. The Company separately accounts for the redemption right as a derivative with a fair value of $6.0 million as of December 31, 2025.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes notional amounts related to derivatives and other hedging instruments:

	December 31,
	2025	2024
Interest rate swaps(A)	$2,476,346	$8,995,000
Interest rate futures(B)	14,535,000	—
IRLCs	4,377,044	3,413,043
TBAs(C)	21,568,758	17,402,824
Other commitments	59,262	25,057
Embedded derivatives(D)	1,752,960	—
Foreign exchange forwards	109,830	17,300
(A)Includes $2.2 billion notional of receive fixed of 3.4%/pay Secured Overnight Financing Rate (“SOFR”) with weighted average maturity of 15 months, as of December 31, 2025. There were no receive SOFR/pay fixed interest rate swaps as of December 31, 2025. Includes $3.1 billion notional of receive SOFR/pay fixed of 3.6% and $5.9 billion notional of receive fixed of 3.8%/pay SOFR with weighted average maturities of 71 months and 32 months, respectively, as of December 31, 2024.
(B)Represents a $14.5 billion notional Eris SOFR swap future with weighted average maturity of 44 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps.
(C)Represents the notional amount of Agency RMBS classified as derivatives.
(D)Represents $865.8 million associated with ceded reserves, $26.4 million associated with FIA contracts and $860.8 million associated with funds withheld arrangements.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Servicing Revenue, Net:
TBAs	$269,527	$(269,974)	$(7,326)
Interest rate swaps	(32,769)	43,239	24,493
Interest rate futures	(33,803)	—	—
Treasury short sales	—	23,783	(68,006)
	202,955	(202,952)	(50,839)
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	10,155	(12,449)	15,018
TBAs	(54,917)	90,675	(62,924)
Interest rate swaps	—	—	(1,110)
	(44,762)	78,226	(49,016)
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	(12,604)	20,209	(3,503)
Other commitments	(68)	(25,423)	—
Stock options	136	(3)	—
Embedded derivatives(C)	(4,246)	—	—
Foreign exchange forwards	(3,807)	2,019	—
	(20,589)	(3,198)	(3,503)

Total Gain (Loss)	$137,604	$(127,924)	$(103,358)
(A)Represents unrealized gain (loss).
(B)Excludes $103.1 million loss, $28.2 million gain and $73.5 million gain for the years ended December 31, 2025, 2024 and 2023, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
(C)Embedded derivatives include (i) modified coinsurance and funds withheld arrangement that require the Company to pay the total return on the assets supporting the funds withheld liability and (ii) index linked crediting features embedded in the FIAs or reinsurance deposit asset.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

17. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes, bonds payable and notes payable and other liabilities of consolidated entities:

	December 31, 2025									December 31, 2024
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$5,091,525	$5,091,525	Jan-26 to Mar-28	5.3%	0.4	$5,685,873	$5,755,559	$5,752,716	21.5	$4,231,879
Warehouse credit facilities - RTLs(F)	2,019,808	2,019,808	Jul-26 to Mar-28	6.0%	2.1	2,354,953	2,360,883	2,360,883	1.2	1,547,307
Government and government-backed securities(F)	5,130,519	5,130,519	Jan-26 to Jul-26	4.3%	0.5	5,230,356	5,119,755	5,353,092	8.0	9,782,976
Non-Agency securities(D)	936,424	936,424	Jan-26 to Oct-28	5.4%	0.2	15,585,267	1,261,281	1,334,900	4.8	744,457
Jupiter(E)	110,688	110,688	Dec-26	6.4%	1.0	192,500	192,500	194,286	0.7	—
Excess MSRs(F)	202,000	201,660	Sep-26	6.3%	0.7	47,862,469	265,860	304,407	5.9	222,452
CLOs(F)	259,372	257,796	Jan-30 to Jul-39	3.8%	7.2	260,193	N/A	259,896	7.2	170,990
Real estate(F)	15,382	15,382	Feb-26 to Mar-28	6.5%	1.0	N/A	27,523	25,797	N/A	82,406
Total secured financing agreements	13,765,718	13,763,802		5.0%	0.8					16,782,467
Secured Notes and Bonds Payable:
MSRs(H)	6,800,263	6,785,138	Mar-26 to Nov-31	6.7%	2.5	584,423,366	8,708,453	10,233,740	6.1	5,838,250
Servicer advance investments(I)	229,069	229,069	Oct-27	6.2%	1.8	258,157	283,725	294,322	7.4	258,183
Servicer advances(I)	2,528,871	2,528,896	Feb-26 to Jun-29	6.0%	1.9	2,922,259	2,939,685	2,939,685	0.6	2,629,802
Consumer loans(J)	679,855	660,565	Oct-26 to Sep-37	4.0%	1.8	930,844	775,008	784,399	6.4	564,791
Real estate(K)	4,920,130	4,755,270	Jun-26 to Aug-30	4.4%	2.5	N/A	4,471,992	4,471,992	N/A	716,649
RTLs(L)	200,000	200,000	Jul-26	5.8%	0.5	231,001	231,001	232,303	0.4	200,000
Secured facility - asset management(N)	—	—	N/A	—%	0.0	N/A	N/A	N/A	N/A	71,971
Other investments(F)	40,000	40,000	Feb-30	6.0%	4.1	N/A	N/A	N/A	N/A	—
CLOs(F)	4,856	4,832	Jul-30	6.1%	4.5	7,126	N/A	6,187	4.5	18,429
Total secured notes and bonds payable	15,403,044	15,203,770		5.7%	2.3					10,298,075
Notes Payable and Secured Financing of Consolidated Entities
Consolidated funds(M)	1,218,425	1,209,739	Aug-27 to Jan-38	5.7%	9.9	1,280,207	N/A	1,307,811	4.0	959,958
Residential mortgage loans	2,919,256	2,820,922	Apr-41 to Dec-55	8.9%	26.0	3,347,429	N/A	3,265,142	26.0	2,369,934
RTLs	861,949	867,141	Mar-39 to Sep-39	6.2%	13.4	905,959	N/A	927,089	0.8	859,023
Total notes payable and secured financing of consolidated entities	4,999,630	4,897,802		7.7%	19.9					4,188,915
Total / Weighted Average	$34,168,392	$33,865,374		5.7%	4.3					$31,269,457
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $119.4 million and $239.4 million as of December 31, 2025 and 2024, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)Refers to a repurchase agreement with an interest equal to the sum of (i) a floating rate equal to SOFR and (ii) a margin of 2.8%
(F)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(G)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(H)Includes $5.5 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.8%; and $1.3 billion of MSR notes with fixed interest rates ranging 3.1% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes $1.7 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 2.9%; and $1.0 billion of debt with fixed interest rates ranging from 3.9% to 5.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $106.8 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7%, (ii) $131.1 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4% and (iii) $388.9 million of debt collateralized by the Upgrade loans with an interest rate of SOFR plus a margin of 1.6%.
(K)Includes $4.9 billion of fixed rate notes which bear interest ranging from 3.0% to 6.7%.
(L)Includes a fixed rate note which bears interest of 5.8%.
(M)Includes notes payable of consolidated CLOs and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $18.0 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.
(N)The term loan was paid down during the fourth quarter of 2025.

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

As of December 31, 2025, Rithm Capital has margin exposure on $13.8 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of secured debt obligations:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans	Consumer Loans	Real Estate, Net	RTLs	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2023	$2,713,933	$4,800,728	$8,762,658	$5,204,666	$1,106,974	$1,130,258	$1,856,008	$501,483	$26,076,708
Secured Financing Agreements:
Borrowings	223,241	—	70,352,653	63,522,887	—	52,361	3,450,754	25,715	137,627,611
Repayments	—	—	(68,587,878)	(61,227,849)	—	(314,313)	(3,240,457)	(28,143)	(133,398,640)
FX remeasurement	—	—	—	—	—	(3,082)	—	(10,641)	(13,723)
Capitalized deferred financing costs, net of amortization	(789)	—	—	257	—	6,356	—	110	5,934
Secured Notes and Bonds Payable:
Acquired borrowings, net of discount (Note 3)	190,596	—	—	—	—	—	—	—	190,596
Borrowings	2,843,835	2,671,987	—	—	—	—	—	14,078	5,529,900
Repayments	(2,860,702)	(1,633,923)	—	(650,000)	(549,633)	(83,716)	—	(25,222)	(5,803,196)
FX remeasurement	—	—	—	—	—	—	—	(377)	(377)
Unrealized loss on notes, fair value	—	—	—	—	6,262	—	—	—	6,262
Capitalized deferred financing costs, net of amortization	323	(542)	—	—	1,188	11,191	—	2,544	14,704
Notes Payable of Consolidated CFEs:
Non-cash borrowings	—	—	—	—	—	—	—	512,590	512,590
Borrowings	—	—	—	49,726	—	—	861,949	721,341	1,633,016
Repayments	—	—	—	(358,443)	—	—	(324,062)	(494,135)	(1,176,640)
Discount on borrowings, net of amortization	—	—	—	(16,369)	—	—	—	—	(16,369)
Unrealized loss on notes, fair value	—	—	—	76,938	—	—	901	2,039	79,878
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	1,237	(34)	1,203
Balance at December 31, 2024	3,110,437	5,838,250	10,527,433	6,601,813	564,791	799,055	2,606,330	1,221,348	31,269,457
Secured Financing Agreements:
Borrowings	—	—	51,112,501	79,424,348	—	5,051	4,186,251	91,368	134,819,519
Repayments	(21,241)	—	(55,572,991)	(78,454,014)	—	(72,075)	(3,713,755)	(29,582)	(137,863,658)
FX remeasurement	—	—	—	—	—	—	—	25,348	25,348
Capitalized deferred financing costs, net of amortization	449	—	—	—	—	—	5	(328)	126
Secured Notes and Bonds Payable:
Acquired borrowings, net of discount (Note 3)	—	—	—	—	—	3,706,618	—	—	3,706,618
Borrowings	3,023,226	3,898,556	40,000	—	432,404	324,954	—	10,988	7,730,128
Repayments	(3,153,895)	(2,944,135)	—	—	(337,582)	(1,657)	—	(98,127)	(6,535,396)
FX remeasurement	—	—	—	—	—	—	—	224	224
Unrealized gain on notes, fair value	—	—	—	—	(233)	—	—	—	(233)
Capitalized deferred financing costs, net of amortization	649	(7,533)	—	—	1,185	8,706	—	1,346	4,353
Notes Payable and Secured Financing of Consolidated Entities:
Non-cash borrowings	—	—	—	—	—	—	—	—	—
Borrowings	—	—	—	906,488	—	—	—	329,488	1,235,976
Repayments	—	—	—	(528,435)	—	—	—	(74,954)	(603,389)
Discount on borrowings, net of amortization	—	—	—	—	—	—	—	—	—
Unrealized (gain) loss on notes, fair value	—	—	—	72,935	—	—	5,854	(4,752)	74,037
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	2,264	—	2,264
Balance at December 31, 2025	$2,959,625	$6,785,138	$6,106,943	$8,023,135	$660,565	$4,770,652	$3,086,949	$1,472,367	$33,865,374

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of December 31, 2025 are as follows:

Year Ending	Non-recourse(A)	Recourse(B)	Total
2026	$2,760,061	$13,676,934	$16,436,995
2027	3,482,571	904,527	4,387,098
2028	805,377	1,019,493	1,824,870
2029	1,440,000	3,355,827	4,795,827
2030	1,917,637	540,000	2,457,637
2031 and thereafter	5,540,965	—	5,540,965
	$15,946,611	$19,496,781	$35,443,392
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated entities of $1.9 billion, $9.1 billion, $0.0 billion, and $4.9 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated entities of $12.2 billion, $6.0 billion, $1.3 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of December 31, 2025:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, RTLs, Jupiter and real estate	$6,497,972	$3,643,963	$2,854,009
Loan originations	5,675,000	3,593,439	2,081,561
CLOs	479,194	259,373	219,821
Excess MSRs	350,000	202,000	148,000

Secured Notes and Bonds Payable:
MSRs	7,610,263	6,800,263	810,000
Servicer advances	4,240,000	2,757,940	1,482,060
Real estate	200,000	169,279	30,721

Liabilities of Consolidated Entities:
Consolidated funds	123,000	21,641	101,359
	$25,175,429	$17,447,898	$7,727,531
(A)Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of December 31, 2025.

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

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, for the year ended December 31, 2025, the Company recognized interest expense of $21.3 million. As of December 31, 2025, the unamortized debt issuance cost was approximately $5.0 million.

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

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2025, the Company was in compliance with all covenants.

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

The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, the Company recognized interest expense of $62.0 million and $48.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the unamortized discount and debt issuance cost was approximately $11.8 million and $14.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of December 31, 2025, the Company was in compliance with all covenants.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The Company incurred fees of approximately $8.3 million in relation to the issuance of the 2025 Senior Notes which were capitalized as debt issuance cost and are presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2025 Senior Notes, the Company recognized interest expense of $8.6 million, $20.9 million and $34.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2024, unamortized debt issuance costs were approximately $1.4 million. There were no unamortized debt issuance costs related to the 2025 Senior Notes as of December 31, 2025.

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

The estimated undiscounted future payment under the TRA was $251.2 million as of December 31, 2025. The carrying value of the TRA liability measured at amortized cost was $162.8 million and $170.4 million as of December 31, 2025 and 2024, respectively, with interest expense recognized under the effective interest method. The TRA liability is presented within unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of December 31, 2025, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
2026	$18,360
2027	18,885
2028	17,560
2029	17,578
2030	16,662
2031 and thereafter	162,158
$251,203

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

18. FAIR VALUE MEASUREMENTS

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

Investments in funds that are measured at fair value using NAV per share as a practical expedient are not categorized within the fair value hierarchy.

Rithm Capital follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of December 31, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$47,862,469	$323,564	$—	$—	$323,564	$—	$323,564
MSRs and MSR financing receivables(A)	595,532,480	10,359,141	—	—	10,359,141	—	10,359,141
Servicer advance investments	258,157	294,322	—	—	294,322	—	294,322
Government and government-backed securities(B)	5,255,355	5,254,905	24,762	5,230,139	—	—	5,254,901
Non-Agency securities	8,507,851	759,633	—	—	759,633	—	759,633
Residential mortgage loans, HFS	63,426	56,791	—	—	56,791	—	56,791
Residential mortgage loans, HFS, at fair value	5,351,566	5,427,481	—	5,402,325	25,156	—	5,427,481
Residential mortgage loans, HFI, at fair value	349,196	324,688	—	—	324,688	—	324,688
Residential mortgage loans subject to repurchase	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Consumer loans	930,844	784,399	—	—	784,399	—	784,399
Derivative and hedging assets	8,280,512	46,747	—	7,288	39,459	—	46,747
Residential transition loans	2,694,149	2,699,864	—	—	2,699,864	—	2,699,864
Insurance company investments, at fair value	924,825	906,454	5,809	33,396	867,249	—	906,454
Notes receivable	549,004	460,631	—	—	460,631	—	460,631
Loans receivable	19,434	11,396	—	—	11,396	—	11,396
Equity investment, at fair value	192,500	194,286	—	—	194,286	—	194,286
CLOs	364,189	362,280	—	249,452	112,828	—	362,280
Investments of consolidated entities - funds(C)	1,389,870	1,397,209	—	782,014	290,335	324,860	1,397,209
Investments of consolidated entities - loan securitizations(C)	4,253,388	4,192,231	—	3,265,142	927,089	—	4,192,231
Other assets	N/A	254,597	42,812	—	107,608	104,177	254,597
		$38,063,411	$73,383	$18,922,548	$18,638,439	$429,037	$38,063,407
Liabilities:
Secured financing agreements	$13,765,718	$13,763,802	$—	$13,506,006	$261,551	$—	$13,767,557
Secured notes and bonds payable(D)	15,403,044	15,203,770	—	—	15,068,083	—	15,068,083
Unsecured notes, net of issuance costs	1,526,203	1,421,088	—	—	1,461,956	—	1,461,956
Residential mortgage loan repurchase liability	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Derivative and hedging liabilities	36,598,688	101,346	3	48,759	52,584	—	101,346
MSR financing liability(A)	8,126,218	76,266	—	—	76,266	—	76,266
Notes receivable financing liability	371,446	377,989	—	—	382,512	—	382,512
RTL financing liability	82,489	82,489	—	—	82,489	—	82,489
Notes payable and secured financing of consolidated entities - funds(C)	1,218,425	1,209,739	—	1,006,085	203,654	—	1,209,739
Notes payable of consolidated entities - loan securitizations(C)	3,781,205	3,688,063	—	2,820,922	867,141	—	3,688,063
		$39,877,344	$3	$21,334,564	$18,456,236	$—	$39,790,803
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
(D)Includes $143.4 million of SCFT 2020-A (as defined in Note 19) MBS as of December 31, 2025, for which the FVO for financial instruments was elected.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2024 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$53,494,378	$369,162	$—	$—	$369,162	$—	$369,162
MSRs and MSR financing receivables(A)	590,214,351	10,321,671	—	—	10,321,671	—	10,321,671
Servicer advance investments	298,945	339,646	—	—	339,646	—	339,646
Government and government-backed securities(B)	9,947,189	9,736,116	3,285,478	6,450,643	—	—	9,736,121
Non-Agency securities	8,962,730	552,797	—	—	552,797	—	552,797
Residential mortgage loans, HFS	75,872	66,670	—	—	66,670	—	66,670
Residential mortgage loans, HFS, at fair value	4,274,620	4,307,571	—	4,280,405	27,166	—	4,307,571
Residential mortgage loans, HFI, at fair value	396,061	361,890	—	—	361,890	—	361,890
Residential mortgage loans subject to repurchase	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Consumer loans	767,623	665,565	—	—	665,565	—	665,565
Derivative and hedging assets	18,597,732	75,147	—	53,651	21,496	—	75,147
Residential transition loans	2,172,713	2,178,075	—	—	2,178,075	—	2,178,075
Notes receivable	487,276	393,786	—	—	393,786	—	393,786
Loans receivable	31,580	31,580	—	—	31,580	—	31,580
Equity investment, at fair value	192,500	194,410	—	—	194,410	—	194,410
CLOs	243,355	242,227	—	217,049	25,178	—	242,227
Investments of consolidated entities - funds(C)	1,108,903	1,118,359	—	—	785,253	333,106	1,118,359
Investments of consolidated entities - loan securitizations(C)	3,900,428	3,753,219	—	2,791,027	962,192	—	3,753,219
Other assets	N/A	113,224	17,831	—	95,393	—	113,224
		$37,566,871	$3,303,309	$16,538,531	$17,391,930	$333,106	$37,566,876
Liabilities:
Secured financing agreements	$16,784,505	$16,782,467	$—	$16,611,477	$175,559	$—	$16,787,036
Secured notes and bonds payable(D)	10,353,561	10,298,075	—	—	10,318,385	—	10,318,385
Unsecured notes, net of issuance costs	1,302,492	1,204,220	—	—	1,229,408	—	1,229,408
Residential mortgage loan repurchase liability	2,745,756	2,745,756	—	2,745,756	—	—	2,745,756
Derivative and hedging liabilities	11,255,492	52,610	1,259	15,628	35,723	—	52,610
MSR financing liability(A)	15,271,757	101,088	—	—	101,088	—	101,088
Notes receivable financing liability	371,446	371,788	—	—	377,227	—	377,227
Notes payable of consolidated entities - funds(C)	1,182,640	959,958	—	—	959,958	—	959,958
Notes payable of consolidated entities - loan securitizations(C)	3,402,823	3,228,957	—	2,369,934	859,023	—	3,228,957
		$35,744,919	$1,259	$21,742,795	$14,056,371	$—	$35,800,425
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
(D)Includes $185.5 million of SCFT 2020-A (as defined in Note 19) MBS as of December 31, 2024, for which the FVO for financial instruments was elected.
(E)The table excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2023	$271,150	$8,405,938	$376,881	$—	$804,029	$513,381	$1,274,005	$549,446	$2,232,913	$14,427,743
Transfers:
Transfers out of Level 3(E)	—	—	(7,873)	—	(227,216)	(217,641)	—	—	—	(452,730)
Transfers to Level 3(J)	—	—	—	—	519,496	85,789	—	—	—	605,285
Computershare Acquisition (Note 3)	(1,032)	700,207	—	—	—	—	—	—	—	699,175
Gain (Loss) Included in Net Income:
Credit losses on securities(F)	—	—	—	—	(936)	—	—	—	—	(936)
Servicing Revenue, Net(G):
Included in servicing revenue	—	(191,654)	—	—	—	—	—	—	—	(191,654)
Fair Value Adjustments Due to:
Other factors(F)	12,437	—	(2,526)	—	8,374	13,624	(47,950)	23,091	25,580	32,630
Instrument-specific credit risk(F)	—	—	—	—	—	27,151	(51,977)	—	8,549	(16,277)
Gain (loss) on settlement of investments, net(F)	(656)	—	—	—	1,448	—	—	—	—	792
Other income (loss), net(F)	—	—	—	—	2,382	10,957	—	(27,584)	—	(14,245)
Gains included in OCI(H)	—	—	—	—	3,084	—	—	—	—	3,084
Interest income	29,815	—	24,263	—	27,750	—	27,914	538	—	110,280
Purchases, Sales and Repayments:
Purchases, net(I)	122,887	—	781,896	—	649,922	248,952	—	223,037	—	2,026,694
Sales and settlement fundings	(499)	11,026	—	—	(284,667)	(188,490)	24,091	—	—	(438,539)
Proceeds from repayments	(64,940)	—	(832,995)	—	(140,438)	(68,639)	(560,518)	(67,539)	(1,987,252)	(3,722,321)
Originations and other	—	1,396,154	—	—	—	30,642	—	(47)	2,860,477	4,287,226
Balance at December 31, 2024	369,162	10,321,671	339,646	—	1,363,228	455,726	665,565	700,942	3,140,267	17,356,207
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(844,389)	(858)	—	—	—	(845,247)
Transfers to Level 3(J)	—	—	—	—	149,431	2,081	—	—	—	151,512
Crestline Acquisition (Note 3)	—	—	—	793,009	—	—	—	595	—	793,604
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(F)	—	—	—	—	423	—	—	—	—	423
Servicing Revenue, Net(G):
Included in servicing revenue	—	(1,609,756)	—	—	—	—	—	—	—	(1,609,756)
Fair Value Adjustments due to:
Other factors(F)	(5,664)	—	(1,578)	3,883	4,364	18,845	23,090	19,712	18,509	81,161
Instrument-specific credit risk(F)	—	—	—	—	—	(9,578)	(13,472)	—	(24,256)	(47,306)
Other income (loss), net(F)	598	—	—	(978)	(3,223)	2,201	—	35,842	—	34,440
Gains included in OCI(H)	—	—	—	—	16,568	—	—	—	—	16,568
Interest income	28,677	—	20,538	904	34,964	—	9,915	190	—	95,188
Purchases, Sales and Repayments:
Purchases, net(I)	—	—	692,755	147,328	347,221	1,169	500,334	68,364	9,014	1,766,185
Sales and settlement fundings	(1,105)	(3,249)	—	(43,803)	(75,722)	(7,216)	22,123	—	—	(108,972)
Proceeds from repayments	(68,104)	—	(757,039)	(35,440)	(117,791)	(57,552)	(423,156)	(64,848)	(3,385,836)	(4,909,766)
Originations and other	—	1,650,475	—	2,346	—	1,817	—	—	4,156,976	5,811,614
Balance at December 31, 2025	$323,564	$10,359,141	$294,322	$867,249	$875,074	$406,635	$784,399	$760,797	$3,914,674	$18,585,855
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and embedded and other commitment derivatives are shown net.
(D)Includes residential transition loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(E)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
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
(J)Transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2023	$235,770	$218,157	$318,998	$—	$—	$—	$772,925
Transfers:
Transfers to Level 3(D)	—	—	—	—	371,446	—	371,446
Computershare Acquisition (Note 3)	—	—	—	125,168	—	—	125,168
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	(24,080)	—	—	(24,080)
Other income(C)	6,262	18,626	5,965	—	5,781	—	36,634
Purchases, Issuance and Repayments:
Issuance	—	723,175	858,828	—	—	—	1,582,003
Repayments	(56,572)	—	(324,062)	—	—	—	(380,634)
Other	—	—	(706)	—	—	—	(706)
Balance at December 31, 2024	185,460	959,958	859,023	101,088	377,227	—	2,482,756
Transfers:
Transfers out of Level 3(A)	—	(735,874)	—	—	—	—	(735,874)
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	9,629	—	—	9,629
Other income (loss)(C)	(233)	—	5,854	—	5,285	—	10,906
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	97,529	97,529
Repayments	(41,785)	(20,430)	—	(34,451)	—	(15,040)	(111,706)
Other	—	—	2,264	—	—	—	2,264
Balance at December 31, 2025	$143,442	$203,654	$867,141	$76,266	$382,512	$82,489	$1,755,504
(A)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)See Note 5 for further details on the components of servicing revenue, net.
(C)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 financial liabilities still held at the reporting dates and realized gain (loss) recorded during the period. The full fair value change during the years presented was due to factors other than instrument-specific credit risk.
(D)Transfers to Level 3 financial liabilities were due to changes in the observability of inputs used in the valuation of such liabilities.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

December 31, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 13.3% (6.8%)	0.2% – 14.1% (4.7%)	0.0% – 63.5% (39.3%)	7 – 31 (21)	10 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 100.0% (7.2%)	0.0% – 100.0% (1.8%)	7.0% – 15.0% (10.5%)	2 – 176 (29)	0 – 40 (23)
Non-Agency	1.7% – 98.3% (8.4%)	15.0% – 100.0% (20.5%)	0.0% – 4.4% (1.3%)	1 – 169 (42)	0 – 59 (22)
Ginnie Mae	1.9% – 97.1% (9.6%)	44.0% – 99.0% (10.1%)	10.5% – 32.6% (26.7%)	19 – 132 (48)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.7% – 100.0% (8.1%)	0.0% – 100.0% (6.1%)	0.0% – 32.6% (20.0%)	1 – 176 (37)	0 – 59 (24)

December 31, 2024
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.4% – 13.3% (6.6%)	0.2% – 14.7% (5.1%)	0.0% – 64.2% (39.6%)	7 – 32 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 99.4% (6.0%)	0.0% – 100.0% (1.9%)	7.6% – 21.9% (14.1%))	2 – 159 (28)	0 – 40 (23)
Non-Agency	1.8% – 100.0% (8.4%)	0.0% – 100.0% (24.8%)	0.0% – 15.8% (1.6%)	1 – 156 (45)	0 – 58 (21)
Ginnie Mae	2.1% – 78.5% (8.0%)	0.0% – 100.0% (10.0%)	8.0% – 26.1% (21.8%)	8 – 154 (46)	0 – 42 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.8% – 100.0% (6.8%)	0.0% – 100.0% (6.2%)	0.0% – 26.1% (20.0%)	1 – 159 (35)	0 – 58 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of December 31, 2025 and 2024, weighted average costs of subservicing of $7.22 (range of $7.11 – $7.83) and $6.89 (range of $6.87 – $6.96), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $11.23 (range of $9.08 – $13.36) and $9.60 (range of $8.45 – $11.55), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $9.88 and $8.25, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 185 bps and 95 bps as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, weighted average discount rates of 8.5% (range of 8.1% – 9.0%) and 8.4% (range of 8.1% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of December 31, 2025 and 2024, weighted average discount rates of 8.4% (range of 8.0% – 10.3%) and 8.9% (range of 8.7% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

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

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the UPB that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and LTV ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Rithm Capital’s servicers and subservicers and delinquency experience over the past year. Rithm Capital believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in GSE MSRs, owned as of December 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2025	$6,051,855
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,560,390	$6,296,725	$5,826,571	$5,616,430
Change in Estimated Fair Value:
Amount	$508,535	$244,870	$(225,284)	$(435,425)
Percentage	8.4%	4.0%	(3.7)%	(7.2)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,413,139	$6,225,372	$5,893,503	$5,746,051
Change in Estimated Fair Value:
Amount	$361,284	$173,517	$(158,352)	$(305,804)
Percentage	6.0%	2.9%	(2.6)%	(5.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,071,442	$6,062,282	$6,042,908	$6,032,727
Change in Estimated Fair Value:
Amount	$19,587	$10,427	$(8,947)	$(19,128)
Percentage	0.3%	0.2%	(0.1)%	(0.3)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,008,031	$6,030,398	$6,075,131	$6,097,498
Change in Estimated Fair Value:
Amount	$(43,824)	$(21,457)	$23,276	$45,643
Percentage	(0.7)%	(0.4)%	0.4%	0.8%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in non-Agency MSRs, including MSR financing receivables, owned as of December 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2025	$894,988
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$988,457	$939,798	$854,753	$817,454
Change in Estimated Fair Value:
Amount	$93,469	$44,810	$(40,235)	$(77,534)
Percentage	10.4%	5.0%	(4.5)%	(8.7)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$949,508	$921,584	$870,765	$847,555
Change in Estimated Fair Value:
Amount	$54,520	$26,596	$(24,223)	$(47,433)
Percentage	6.1%	3.0%	(2.7)%	(5.3)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$901,811	$898,661	$892,046	$888,649
Change in Estimated Fair Value:
Amount	$6,823	$3,673	$(2,942)	$(6,339)
Percentage	0.8%	0.4%	(0.3)%	(0.7)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$894,206	$894,668	$895,591	$896,053
Change in Estimated Fair Value:
Amount	$(782)	$(320)	$603	$1,065
Percentage	(0.1)%	—%	0.1%	0.1%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in Ginnie Mae MSRs, owned as of December 31, 2025, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at December 31, 2025	$3,412,298
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,682,692	$3,542,420	$3,291,557	$3,179,089
Change in Estimated Fair Value:
Amount	$270,394	$130,122	$(120,741)	$(233,209)
Percentage	7.9%	3.8%	(3.5)%	(6.8)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,589,382	$3,495,972	$3,336,835	$3,268,022
Change in Estimated Fair Value:
Amount	$177,084	$83,674	$(75,463)	$(144,276)
Percentage	5.2%	2.5%	(2.2)%	(4.2)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,462,302	$3,437,347	$3,387,460	$3,362,659
Change in Estimated Fair Value:
Amount	$50,004	$25,049	$(24,838)	$(49,639)
Percentage	1.5%	0.7%	(0.7)%	(1.5)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,335,023	$3,373,698	$3,451,049	$3,489,725
Change in Estimated Fair Value:
Amount	$(77,275)	$(38,600)	$38,751	$77,427
Percentage	(2.3)%	(1.1)%	1.1%	2.3%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
December 31, 2025	2.0%	4.5%	17.9%	19.9 bps	6.5%	20.5
December 31, 2024	2.1%	4.6%	19.6%	19.9 bps	6.5%	21.1
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 4.6 bps and 3.8 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of December 31, 2025 and 2024, respectively.
(C)Weighted average maturity of the underlying residential mortgage loans in the pool.
The valuation of the servicer advance investments also takes into account the performance fee paid to the servicer, which is based on the Company’s equity returns and therefore is impacted by relevant financing assumptions such as LTV ratio and interest rate as well as advance-to-UPB ratio. All of the assumptions listed have some degree of market observability, based on Rithm Capital’s knowledge of the market, relationships with market participants and use of common market data sources. The prepayment rate, the delinquency rate and the advance-to-UPB ratio projections are in the form of “curves” or “vectors” that vary over the expected life of the underlying mortgages and related servicer advances. Rithm Capital uses assumptions that generate its best estimate of future cash flows for each servicer advance investment, including the base fee component of the related MSR.

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

•SOFR: The performance-based incentive fees on servicer advance investments portfolios serviced by Rocket Companies, Inc., as successor by merger to Mr. Cooper Group Inc., are driven by SOFR-based factors. The SOFR curves used are widely used by market participants as reference rates for many financial instruments.

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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
December 31, 2025
Government-backed securities(C)	$5,230,355	$5,119,755	$5,230,139	$—	$5,230,139	2
CLOs(D)	364,189	355,912	249,452	112,828	362,280	2 & 3
Non-Agency and other securities(D)	8,507,851	701,105	732,597	27,036	759,633	3
Insurance company investments - securities	143,399	129,616	129,662	—	129,662	2 & 3
Total	$14,245,794	$6,306,388	$6,341,850	$139,864	$6,481,714
December 31, 2024
Government-backed securities(C)	$6,672,189	$6,510,235	$6,450,643	$—	$6,450,643	2
CLOs(D)	243,355	234,397	217,049	25,178	242,227	2 & 3
Non-Agency and other securities(D)	8,962,730	515,262	529,146	23,651	552,797	3
Total	$15,878,274	$7,259,894	$7,196,838	$48,829	$7,245,667
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

For 78.0% and 82.1% of non-Agency securities as of December 31, 2025 and 2024, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
December 31, 2025	$592,302	4.2% – 18.0% (6.6%)	0.0% – 25.0% (9.2%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.0%)
December 31, 2024	$453,978	4.7% – 20.0% (6.9%)	0.0% – 20.0% (6.3%)	0.0% – 1.9% (0.5%)	0.0% – 50.0% (17.0%)
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

Residential mortgage loans HFS, at fair value also include non-conforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Residential mortgage loans HFI, at fair value include non-conforming seasoned mortgage loans acquired and not identified for sale or securitization, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing models are based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of December 31, 2025:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$18,002	6.1% – 8.3% (6.8%)	4.3% – 7.0% (6.4%)	0.9% – 2.3% (1.9%)	19.0% – 46.1% (33.8%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$7,154	10.5% – 12.9% (12.0%)	3.3% – 4.3% (4.0%)	4.8% – 6.6% (6.0%)	300.7% – 306.3% (302.8%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2025	$324,688	6.1% – 10.5% (7.5%)	5.0% – 7.0% (6.9%)	0.9% – 4.8% (1.8%)	28.6% – 46.1% (39.2%)
December 31, 2024	$361,890	7.9% – 9.3% (8.4%)	5.4% – 8.2% (8.0%)	1.3% – 4.9% (3.3%)	12.4% – 33.7% (26.4%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$167,807	9.2% – 10.2% (9.4%)	12.1% – 39.5% (13.5%)	3.2% – 25.9% (5.5%)	80.8% - 100.0% (92.7%)
Marcus	166,473	7.5% - 17.6% (8.5%)	0.0% - 22.0% (11.2%)	3.0% - 62.0% (31.7%)	87.5%
Upgrade	450,119	6.8% - 16.9% (7.8%)	2.7% - 34.0% (17.9%)	0.9% - 7.5% (3.4%)	90.0%
Consumer Loans HFI, at Fair Value	$784,399
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Residential Transition Loans and RTL Financing Liability Valuation

Rithm Capital classifies certain RTLs and related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing RTLs, with UPB of $100.9 million and fair value of $89.6 million as of December 31, 2025 and UPB of $55.2 million and fair value of $49.3 million as of December 31, 2024, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and related financing liability, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,610,258	7.9% – 8.0% (7.9%)	0.0% – 50.0% (46.8%)	0.0% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	287,721	7.9%	50.0%	0.5%	25.0%
RTL financing liability(A)	36,150	7.9%	50.0%	0.5%	25.0%
(A)Excludes $46.3 million of financing liability related to a strategic partnership for which the Company elected fair value option. As of December 31, 2025, the amortized cost approximated fair value.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3 as of December 31, 2024:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,128,801	8.3% – 9.9% (8.3%)	0.0% – 50.0% (45.8%)	0.5% – 1.8% (0.5%)	25.0%

Insurance Company Investments - Private Credit and Commercial Mortgage Loans Valuation

Private investments and commercial mortgage loans held for less than six months are generally measured at fair value using the transaction price, net of transaction costs, plus any accrued interest and upfront fees (including original issue discount) and warrant carve-out accretion, which the Company believes represents fair value at initial recognition. Such investments and loans are not subject to third-party valuation review unless a significant event or change in circumstances occurs that would indicate the transaction price is no longer representative of fair value.

For other private investments and commercial mortgage loans classified as Level 3 within the fair value hierarchy, fair value is determined using valuation techniques consistent with U.S. GAAP requirements, including income approaches (such as discounted cash flow analyses) and/or market approaches (such as the guideline public company method and guideline transaction method). These valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs to the extent practicable.

Fair values are determined by independent third‑party valuation specialists using income and market approaches. The valuation specialists may incorporate significant unobservable inputs, such as discount rates, recovery assumptions, valuation multiples, and liquidity adjustments, depending on the nature of the investment and the availability of market data. Since the valuation models used by these specialists are proprietary, the Company does not have visibility into all unobservable inputs. The primary unobservable input evaluated by the Company is the discount rate used to estimate the present value of expected cash flows. Higher discount rates generally decrease fair value, while lower discount rates increase fair value.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Since these inputs are not directly observable and often reflect borrower or issuer‑specific factors, the resulting fair value measurements are inherently subjective. Unobservable inputs used in the valuation models can be interrelated. For example, weaker operating performance may be associated with higher discount rates, lower recovery expectations, or reduced valuation multiples, which can magnify the effect of changes in inputs on the fair value measurement. The Company reviews the methodologies and assumptions provided by its valuation specialists and assesses whether the resulting fair values are reasonable in the context of current market conditions.

The following table summarizes certain information regarding the range and weighted average of the discount rates (weighted by fair value) used in valuing private credit, at fair value and commercial mortgage loans, HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate
December 31, 2025	$769,956	8.2% – 45.1% (11.3%)

Funds Withheld and Modified Coinsurance Agreement Embedded Derivatives

Funds withheld and modified coinsurance agreement embedded derivatives represent the right to receive or obligation to pay the total return on the assets supporting the funds withheld and modified coinsurance agreement and are analogous to a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreement is measured as the unrealized gain (loss) on the underlying assets and classified as Level 3.

FIA - Embedded Derivative

Significant unobservable inputs used in the FIA embedded derivative valuation include:
•Non-performance risk - For contracts Crestline issues, it uses the credit spread, relative to the U.S. Treasury curve based on Crestline's public credit rating as of the valuation date. This represents Crestline's credit risk for use in the estimate of the fair value of embedded derivatives.
•Option budget - Crestline assumes future hedge costs in the derivative's fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.
•Policyholder behavior - Crestline regularly reviews the full withdrawal (surrender rate) assumptions. These are based on initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
December 31, 2025	$21,449	4.2% – 100.0% (84.6%)	4.1 – 403.9 (247.4)
December 31, 2024	$11,294	0.0% – 100.0% (86.1%)	1.0 – 426.7 (281.8)

Asset-Backed Securities Issued

As of December 31, 2025 and 2024, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 19) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
December 31, 2025	$143,442	5.5%	13.5%	5.5%	92.7%
December 31, 2024	$185,460	5.4%	14.5%	5.1%	92.3%

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable:

	Fair Value	Discount Rate
December 31, 2025
Notes receivable	$460,631	7.8% - 13.6% (8.8%)
Notes receivable financing liability	382,512	5.1%
Loans receivable	11,396	12.0%
December 31, 2024
Notes receivable	$393,786	9.0% - 12.5% (9.2%)
Notes receivable financing liability	377,227	5.7%
Loans receivable	31,580	18.5%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the fair value option election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of December 31, 2025 and 2024, the fair value of the investment was $194.3 million and $194.4 million, respectively. As the discount rates of 10.4% and 11.8% used to estimate the fair value of the investment as of December 31, 2025 and 2024, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	December 31,
	2025			2024
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$162,055	Monthly – Annually	30 days – 90 days	$172,409	Monthly - Annually	30 days - 90 days
Closed-ended	162,805	None(B)	N/A	160,697	None(B)	N/A
Total	$324,860			$333,106
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

As of December 31, 2025 and 2024, the structured alternative investment solution had unfunded commitments of $28.1 million and $23.8 million, respectively, related to the closed-ended funds presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

As of December 31, 2025 and 2024, notes payable of the structured alternative investment solution with a fair value of $203.7 million and $224.1 million, respectively, were valued using independent pricing services and are classified as Level 3. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The notes payable of consolidated CLOs had a fair value of $751.6 million and $735.9 million as of December 31, 2025 and 2024, respectively, and were valued using independent pricing services. As of December 31, 2025, the Company measured the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs under the CFE election, as the Company believes the fair value of the financial assets were more observable and the fair value of notes payable of consolidated CLOs were transferred out of Level 3 to Level 2 primarily due to increased price transparency. As of December 31, 2024, the Company measured the financial assets of its consolidated CLOs based on the fair value of the financial liabilities of its consolidated CLOs, as the Company believed the fair value of the financial liabilities were more observable and were classified as Level 3. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 19 for further details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Consolidated CFE - Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans and RTLs which are held as part of consolidated CFEs. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that the consolidated securitization trusts meet the definition of a CFE. See Note 19 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. Refer to Note 2 for the accounting policies of consolidated entities. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

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

Residential Mortgage Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value
December 31, 2025	$3,265,142	$2,820,922
December 31, 2024	$2,791,027	$2,369,934

Rithm Capital classifies securitized RTLs as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
December 31, 2025	$927,089	$867,141	1.5% – 11.5% (2.3%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
December 31, 2024	$962,192	$859,023	1.7% – 11.7% (2.2%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans HFS, foreclosed real estate accounted for as REO, SFR properties and certain commercial real estate, Rithm Capital measures the assets at the lower of cost or fair value which may require, from time to time, a non-recurring fair value adjustment.

As of December 31, 2025 and 2024, assets measured at fair value on a non-recurring basis were $67.8 million and $87.6 million, respectively, of which, approximately $56.8 million and $66.7 million, respectively, related to residential mortgage loans, HFS, and $11.0 million and $20.9 million, respectively, related to REO. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
December 31, 2025
Performing loans	$45,861	6.1% – 8.3% (6.1%)	4.2 – 7.5 (4.3)	4.3% – 7.0% (6.9%)	0.9% – 2.3% (2.3%)	19.0% – 46.1% (33.0%)
Non-performing loans	10,930	10.5% – 12.9% (11.4%)	3.0 – 3.9 (3.6)	3.6% – 5.0% (4.5%)	4.8% – 6.6% (5.5%)	28.6% – 72.1% (45.4%)
Total	$56,791
December 31, 2024
Performing loans	$51,011	6.3% – 8.6% (7.7%)	2.8 – 6.0 (4.4)	6.0% – 8.2% (8.0%)	1.8% – 22.9% (3.6%)	18.7% – 33.7% (20.7%)
Non-performing loans	15,659	8.5% – 9.4% (9.1%)	5.2 – 6.2 (5.8)	1.7% – 5.4% (3.5%)	1.3% – 9.3% (5.2%)	12.4% – 39.9% (23.1%)
Total	$66,670
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

The fair value of REO is estimated using a broker’s price opinion discounted based upon Rithm Capital’s experience with actual liquidation values and, therefore, is categorized within Level 3 of the fair value hierarchy. These discounts to the broker price opinion generally range from 10.0% – 25.0% (weighted average of 23.7%), depending on the information available to the broker.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $1.3 million, a reversal of valuation allowance of $4.0 million and a valuation allowance of $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The total change in the recorded value of REO for which a fair value adjustment has been included in the consolidated statements of operations consists of a reversal of valuation allowance of $0.8 million, a valuation allowance of $2.6 million and a reversal of valuation allowance of $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

19. VARIABLE INTEREST ENTITIES

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

VIEs are defined as entities in which (i) equity at risk investors do not have the characteristics of a controlling financial interest, (ii) there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. Where an entity does not have the characteristics of a VIE, it is a VOE. A VIE is required to be consolidated by the primary beneficiary, which is defined as the party that has the power to direct the activities of a VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

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

Advance Purchaser

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of December 31, 2025. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

Newrez Joint Ventures

A wholly owned subsidiary of Newrez, Newrez Ventures LLC (formerly known as Shelter Mortgage Company LLC) (“Newrez Ventures”), is a mortgage originator specializing in retail originations. Newrez Ventures operates its business through a series of joint ventures (“Newrez Joint Ventures”) and is deemed to be the primary beneficiary of such Newrez Joint Ventures as a result of its ability to direct activities that most significantly impact the economic performance of the Newrez Joint Venture entities and its ownership of a significant equity investment.

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

Consumer Loan Companies

Rithm Capital owns a 100% interest in a portfolio of consumer loans held through certain limited liability entities (the “Consumer Loan Companies”), which consolidate certain securitization vehicles (the “Consumer Loan SPVs”) that hold consumer loans and issue asset-backed notes collateralized by those loans. On September 25, 2020, the Company sponsored a securitization of a portfolio of consumer loans through these structures, which issued $663.0 million of asset-backed notes (“SCFT 2020-A”) and retained a residual interest in the securitized loans for risk retention purposes. The Consumer Loan SPVs are classified as VIEs, and the Company, through the Consumer Loan Companies, is the primary beneficiary and therefore consolidates the VIEs, as it has the power to redeem the notes and liquidate the structure and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIEs.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Rithm Capital has investments in various commercial real estate entities, including joint ventures owning commercial real estate properties and real estate-related funds, which are classified as VIEs. The Company holds substantially all of the economic interests in these VIEs and, as the primary beneficiary, has a controlling financial interest and therefore consolidates these VIEs. Additionally, in connection with the Paramount Acquisition, the Company formed Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), to indirectly own an interest in a portfolio of commercial real estate assets. The Aggregators are VIEs for which the Company is the primary beneficiary, as it holds substantially all of the economic interests and has the power to direct the activities that most significantly impact their economic performance. As a result, the Company consolidates the Aggregators.

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

Consolidated Entities

Loan Securitizations - RTLs

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by RTLs and for which a wholly owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates absorb a majority of the trusts’ expected losses or receive a majority of the trusts’ expected residual returns. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could significantly impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

The assets of these consolidated loan securitization trusts may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

As of December 31, 2025, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, RTLs (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $906.0 million and an aggregate principal limit of approximately $1.1 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

Loan Securitizations - Residential Mortgage Loans

Rithm Capital sponsors the formation of certain mortgage securitization trusts, considered VIEs, to securitize performing Non-QM loans and seasoned mortgage loans. The Company consolidates certain trusts for which it is the primary beneficiary. The Company acts as the primary servicer for such trusts and therefore has the ability to direct activities that could significantly impact these trusts’ economic performance. Generally, the Company retains a vertical tranche of notes issued by these trusts for risk retention purposes in addition to the most subordinated tranches and “interest only” interests. Such retained interests were eliminated in consolidation. Depending on the type of securitization, the underlying pool of assets may consist of performing, amortizing and interest only, fixed rate and adjustable rate mortgage loans secured by first liens on single family residential properties, planned unit developments and condominiums.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The assets of these consolidated loan securitizations may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

During the third quarter of 2024, the Company sold “interest only” securities in two seasoned mortgage loan securitization trusts, and it now only holds such securities for risk retention purposes. The Company is not the primary beneficiary as it no longer holds significant interests in these trusts. As a result of deconsolidation, the Company derecognized $371.5 million of assets and $352.9 million of liabilities of consolidated CFEs and recognized a loss of $0.9 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to retain $16.5 million of notes held at fair value as of December 31, 2025.

As of December 31, 2025, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.8 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consists of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of December 31, 2025, the consolidated notes payable due to third parties had a fair value of $203.7 million.

Sculptor’s structured alternative investment solution entered into a credit facility maturing March 18, 2026. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of December 31, 2025, the facility has a capacity of $48.0 million, on which the consolidated funds have not drawn.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which in 2024, issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of December 31, 2025, the consolidated notes payable due to third parties had a fair value of $751.6 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

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

See Note 17 and Note 18 regarding the financing and fair value measurements of consolidated funds, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The tables below present the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	Asset Management and Other	SPAC	Consolidated Entities(A)			Total
December 31, 2025							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$294,323	$—	$—	$—	$—	$—	$—	$—	$—	$294,323
Residential mortgage loans, HFS, at fair value	—	—	437,060	—	—	—	—	—	—	437,060
Consumer loans	—	—	—	167,807	—	—	—	—	—	167,807
Real estate, net	—	—	—	—	2,365,079	—	—	—	—	2,365,079
Intangible assets	—	—	—	—	678,650	—	—	—	—	678,650
Assets of consolidated entities - investments	—	—	—	—	—	—	927,089	3,265,142	1,397,209	5,589,440
Cash and cash equivalents	13,164	21,754	—	254	91,926	401	—	—	—	127,499
Restricted cash	5,019	—	5,953	10,000	181,383	238,435	12,875	18,084	101,516	573,265
Other assets	4	445	—	310	404,314	262	40,796	—	26,638	472,769
Total Assets	$312,510	$22,199	$443,013	$178,371	$3,721,352	$239,098	$980,760	$3,283,226	$1,525,363	$10,705,892
Liabilities:
Secured financing agreements	$—	$—	$360,140	$—	$—	$—	$—	$—	$—	$360,140
Secured notes and bonds payable	229,069	—	—	143,442	2,305,842	—	—	—	—	2,678,353
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	867,141	2,820,922	1,209,739	4,897,802
Accrued expenses and other liabilities	1,532	2,334	—	1,344	130,085	8,152	1,076	18,418	107,255	270,196
Total Liabilities	$230,601	$2,334	$360,140	$144,786	$2,435,927	$8,152	$868,217	$2,839,340	$1,316,994	$8,206,491
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

Non-Consolidated VIEs

The Company transfers residential mortgage loans to securitization trusts, classified as VIEs, and retains the right to service the transferred loans. The Company also retains interests in such VIEs pursuant to required risk retention regulations. The Company does not consolidate such VIEs, as it is not considered the primary beneficiary. The following table summarizes the carrying value of notes issued by unconsolidated VIEs and retained by the Company, which reflects the Company’s maximum exposure to loss, as well as the UPB of transferred loans. The retained notes are presented as non-Agency securities, at fair value within other assets on the consolidated balance sheets:

	December 31,
	2025	2024
Residential mortgage loan UPB and other collateral	$9,326,370	$8,152,970
Weighted average delinquency(A)	4.2%	5.2%
Net credit losses	$173,618	$161,646
Face amount of debt held by third parties	$8,664,576	$7,532,832

Carrying value of notes retained by Rithm Capital(B)(C)	$595,892	$532,845
Cash flows received by Rithm Capital on these notes	$104,403	$94,589
(A)Represents the percentage of the UPB that is 60+ days delinquent.
(B)Includes real estate bonds retained pursuant to required risk retention regulations.
(C)Classified within Level 3 of the fair value hierarchy as the valuation is based on certain unobservable inputs including discount rate, prepayment rates and loss severity. See Note 18 for details on unobservable inputs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The Company’s involvement with other VIEs that are not consolidated is primarily through providing asset management services and, in certain cases, through equity investments. The Company is not the primary beneficiary of these VIEs because it does not have the power to direct the activities that most significantly affect their economic performance. The Company’s maximum exposure to loss associated with its involvement in non-consolidated VIEs is limited to the carrying value of its investments, income and fees receivable, unearned income subject to potential clawback, unfunded and other contractual commitments, and membership interests, as applicable. The Company does not provide, nor is it required to provide, any non-contractual financial or other support to non-consolidated VIEs beyond its contractual capital and other commitments.

	December 31,
	2025	2024
Unearned income and fees	$9,056	$17,268
Income and fees receivable	123,959	35,723
Investments in non-consolidated VIEs	990,130	830,105
Unfunded commitments(A)	215,215	174,530
Other commitments	25,521	25,521
Maximum Exposure to Loss	$1,363,881	$1,083,147
(A)Unfunded commitments include commitments from certain current and former employees and managing directors of $131.2 million and $133.9 million as of December 31, 2025 and 2024, respectively.

20. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenues consists of the following:

	Year Ended December 31,
	2025	2024	2023
Property and maintenance	$109,838	$121,293	$133,424
Rental	102,374	76,561	73,216
Other	26,715	29,618	29,527
Total Other Revenues	$238,927	$227,472	$236,167

General and Administrative expenses consists of the following:

	Year Ended December 31,
	2025	2024	2023
Legal and professional	$136,520	$104,459	$103,795
Loan origination	64,762	51,313	45,123
Occupancy	62,883	61,305	50,367
Subservicing	52,614	70,580	130,346
Loan servicing	148,741	41,958	17,901
Property and maintenance	124,922	122,581	97,582
Depreciation and amortization	107,477	124,131	80,681
Information technology	121,630	129,710	107,347
Insurance-related expenses	5,392	—	—
Other	186,623	162,447	127,960
Total General and Administrative Expenses	$1,011,564	$868,484	$761,102

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Year Ended December 31,
	2025	2024	2023
Real estate and other securities	$25,262	$4,328	$18,085
Residential mortgage loans and REO	22,108	34,065	19,861
Derivative and hedging instruments	(20,589)	(3,198)	(3,503)
Notes and bonds payable	(1,716)	(7,407)	(12,843)
Consolidated entities(A)	79,442	97,340	17,780
Insurance company investments	2,606	—	—
Other(B)	18,754	(52,489)	(29,274)
Realized and unrealized gains, net	125,867	72,639	10,106
Other income (loss), net	83,164	57,255	(40,377)
Total Other Income (Loss), Net	$209,031	$129,894	$(30,271)
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, RTLs and other.

21. ASSET MANAGEMENT REVENUES

The following table presents the composition of asset management revenues:

	Year Ended December 31,
	2025	2024	2023
Management fees	$262,805	$232,691	$29,465
Incentive income	364,235	287,603	50,804
Other asset management revenue	—	—	2,412
Total Asset Management Revenues	$627,040	$520,294	$82,681

The following table presents the composition of the Company’s income and fees receivable:

	December 31,
	2025	2024
Management fees receivable	$47,542	$25,337
Incentive income receivable	290,170	183,335
Total Income and Fees Receivable	$337,712	$208,672

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

The following table presents the Company’s unearned income and fees:

	December 31,
	2025	2024
Unearned management fees	$310	$12
Unearned incentive income	9,036	17,268
Total Unearned Income and Fees	$9,346	$17,280
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

22. NON-CONTROLLING INTERESTS

Non-controlling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital, and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to non-controlling interests in consolidated entities that hold servicer advance investments, the Newrez Joint Ventures, consumer loans (Note 8), Excess MSRs, asset management investments and other investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	December 31, 2025			December 31, 2024
	Total Consolidated Equity	Others' Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others' Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$81,909	10.7%	$8,759	$91,384	10.7%	$9,770
Newrez Joint Ventures	19,865	49.5%	9,833	19,621	49.5%	9,687
Excess MSRs	119,931	20.0%	23,986	136,645	20.0%	27,329
Other investments	114,175	22.3%	25,492	50,778	10.0%	4,608
Asset management	2,092,324	n/m(B)(C)	441,850	844,669	n/m(B)	39,942

Others’ interests in the net income of consolidated subsidiaries is computed as follows:

	Year Ended December 31,
	2025			2024			2023
	Net Income	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income of Consolidated Subsidiaries	Net Income	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income of Consolidated Subsidiaries
Advance Purchaser	$4,274	10.7%	$456	$1,221	10.7%	$129	$7,978	10.7%	$852
Newrez Joint Ventures	6,519	49.5%	3,227	5,159	49.5%	2,554	1,174	49.5%	581
Consumer Loan Companies(A)	423	—%	—	3,153	46.5%	(2,384)	14,235	46.5%	6,619
Excess MSRs	9,042	20.0%	1,808	26,450	20.0%	5,290	—	N/A	—
Other investments	9,858	22.3%	2,620	981	9.7%	98	—	N/A	—
Asset management	31,598	n/m(B)(C)	709	27,370	n/m(B)	4,302	—	n/m(B)	—
(A)On June 28, 2024, Rithm Capital purchased the remaining 46.5% interest in the Consumer Loan Companies from the co-investor for a total purchase price of $22.0 million. Following the acquisition, Rithm Capital owns 100% interest in the Consumer Loan Companies.
(B)Percentages in the table above deemed “n/m” are not meaningful. Non-controlling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of non-controlling interests.
(C)Included in asset management is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. As of December 31, 2025, the Aggregators total consolidated equity and net income were $1.6 billion and $2.5 million, respectively.

Redeemable Non-controlling Interests

In the first quarter of 2025, the Company consolidated the SPAC it sponsors. The Class A ordinary shares issued by the consolidated SPAC are redeemable for cash by the public shareholders at the time of a business combination or in the event the SPAC is unable to complete a business combination by a set date. Since the redemption of the Class A ordinary shares is outside the Company’s control, they are not classified as permanent equity and are recognized as redeemable non-controlling interests in consolidated subsidiaries in the consolidated balance sheets.
Additionally, in the first quarter of 2025, a certain interest held by a third-party in a consolidated entity is classified within redeemable non-controlling interests on the consolidated balance sheets due to a redemption feature.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The following table presents activity in redeemable non-controlling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2024	$—	$—	$—
Initial carrying value	214,389	73,128	287,517
Distributions	—	(1,040)	(1,040)
Change in redemption value	15,611	—	15,611
Comprehensive income	8,435	3,780	12,215
Balance at December 31, 2025	$238,435	$75,868	$314,303

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

23. EQUITY-BASED COMPENSATION

The Company has granted share-based compensation in the form of RSU awards, PSU awards, RSAs, Class B Profit Units (as defined below) and LTIP Profit Units (as defined below) to its officers, employees and other service providers and independent directors as well as options to its independent directors under the terms of the applicable incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company. Additionally, prior to the internalization of the Company’s management in 2022, the Company issued options to its former external manager, FIG LLC (the “Former Manager”), an affiliate of Fortress Investment Group LLC, under the terms of the applicable incentive plans.

Share-based awards granted as compensation are measured based on the grant-date fair value of the award. The Company adjusts for forfeitures in the periods in which they occur. Share-based compensation expense is recorded within compensation and benefits in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, total share-based compensation expense recognized was $71.6 million, $49.1 million and $14.1 million, respectively.

Equity-Classified Share-Based Compensation

On May 25, 2023, the Company’s stockholders adopted the Rithm Capital Corp. 2023 Omnibus Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the Company’s Amended and Restated Nonqualified Stock Option and Incentive Award Plan, which became effective on May 15, 2013, as the same has been amended and restated from time to time (the “2013 Plan”). The 2013 Plan expired in accordance with its terms on April 29, 2023. The Company reserved 34,240,000 shares of its common stock for issuance under the 2023 Plan. Any share-based awards issued under the 2013 Plan continue to be subject to the terms and provisions of the 2013 Plan applicable to such awards.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Class B Profit Units

The Company has granted both time-based and performance-based vesting awards of Class B Profit Units under the RCM Plan. The time-based Class B Profit Units vest over a specified service period. The performance-based Class B Profit Units vest upon the satisfaction of a service condition and subject to achieving certain performance-based targets. The performance-based Class B Profit Units vest on the third anniversary of the grant date subject to the employee’s continued employment through the applicable vesting date (the “Service Condition”) and subject to the achievement of specified annual targets relating to the Company’s earnings available for distribution return on equity ranging between either 0% and 300% or 0% and 200%, as per the terms of the award, over a three-year performance period (the “Performance Condition”). If the performance-based Class B Profit Units have not satisfied both the Service Condition and the Performance Condition by the third anniversary of the grant date, they will be forfeited. Class B Profit Units entitle the holders to receive shares of common stock or cash equal to the fair value of the common stock shares, at the election of the Company, upon satisfaction of the applicable Service Condition and the Performance Condition, as applicable. The Class B Profit Units are entitled to pre-vesting and post-vesting dividends in the form of dividend equivalent units or cash, as applicable.

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

RSU Awards, PSU Awards, RSAs and Class B Profit Units

The table below summarizes the Company’s RSU awards, PSU awards, RSAs and Class B Profit Units granted, forfeited and vested under the 2013 Plan, 2023 Plan and RCM Plan during the year ended December 31, 2025:

	Number of Shares / Units						Weighted-Average Grant-Date Fair Value
	RSAs	RSU Awards	PSU Awards	Time-Based Class B Profit Units	Performance-Based Class B Profit Units	Total	RSAs	RSU Awards	PSU Awards	Time-Based Class B Profits Units	Performance-Based Class B Profits Units
Unvested Shares at December 31, 2024	192,678	4,584,121	3,220,901	746,863	3,229,769	11,974,332	$8.65	$10.55	$9.66	$10.72	$10.79
Granted	—	4,107,559	414,773	630,782	3,071,807	8,224,921	—	11.40	11.89	11.89	11.88
Accrued RSU and PSU dividend equivalents(A)	—	488,432	298,401	72,159	433,509	1,292,501	—	10.75	9.91	11.40	11.31
Performance adjustment - PSU base grant	—	—	90,769	—	276,243	367,012	—	—	10.70	—	10.86
Performance adjustment - accrued PSU dividend equivalent	—	—	16,619	—	19,209	35,828	—	—	10.70	—	10.86
Vested	(192,678)	(1,830,753)	—	(254,558)	—	(2,277,989)	8.65	10.46	—	10.73	—
Forfeited	—	(107,810)	(336,111)	—	—	(443,921)	—	10.92	9.54	—	—
Unvested Shares at December 31, 2025(A)	—	7,241,549	3,705,352	1,195,246	7,030,537	19,172,684	$—	$11.06	$9.97	$11.38	$11.30
(A)Number of PSU awards assumes target levels of performance are achieved for outstanding unvested PSU awards.

The weighted-average grant-date fair value of RSU awards granted for the years ended December 31, 2025, 2024 and 2023 was $11.40, $10.90 and $10.41, respectively. As of December 31, 2025, total unrecognized compensation expense related to RSU awards was $43.6 million, with a weighted-average amortization period of 2.4 years. The total fair value of RSU awards vested was $19.1 million and $14.6 million for the years ended December 31, 2025 and 2024, respectively. No RSU awards vested for the year ended December 31, 2023.

The weighted-average grant-date fair value of PSU awards granted for the years ended December 31, 2025, 2024 and 2023 was $11.89, $10.70 and $9.52, respectively. As of December 31, 2025, total unrecognized compensation expense related to PSU awards was $6.3 million, with a weighted-average amortization period of 1.6 years. No PSU awards vested for the years ended December 31, 2025, 2024 and 2023.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

There were no RSAs granted for the years ended December 31, 2025, 2024 or 2023. The total fair value of RSAs vested was $1.7 million, $1.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted-average grant-date fair value of time-based Class B Profit Units granted for the years ended December 31, 2025 and 2024 was $11.89 and $10.72, respectively, and the weighted-average grant-date fair value of performance-based Class B Profit Units granted for the years ended December 31, 2025 and 2024 was $11.88 and $10.79, respectively. No time-based or performance-based Class B Profit Units were granted for the year ended December 31, 2023, as the RCM Plan was established in February 2024. As of December 31, 2025, total unrecognized compensation expense related to time-based and performance-based Class B Profit Units was $44.5 million, with a weighted-average amortization period of 1.8 years. No time-based or performance-based Class B Profit Units vested for the years ended December 31, 2025, 2024 and 2023.

Options

Prior to the internalization of its management in 2022, the Company issued options (i) to the Former Manager and (ii) as initial one-time grants relating to 1,000 shares common stock as compensation to each new director. These options were issued pursuant to the 2013 Plan. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the exercise price per share unless advance approval is made to settle options in shares of common stock.

On November 11, 2024, the Former Manager exercised all of its outstanding options granted in 2021. The outstanding 7,050,335 options were net settled for 0.9 million shares of common stock. The total intrinsic value of options exercised was $9.94 million for the year ended December 31, 2024. There were no options exercised in 2025 or 2023.

The following table summarizes outstanding options as of December 31, 2025. The last sales price on the New York Stock Exchange for Rithm Capital’s common stock for the year ended December 31, 2025 was $10.90 per share.

Recipient	Date of Grant(A)	Number of Unexercised Options	Options Exercisable as of December 31, 2025	Weighted-Average Exercise Price(B)	Intrinsic Value of Exercisable Options as of December 31, 2025
Independent Directors	Various(C)	2,000	2,000	$10.70	$0.39
Former Manager	2017	1,130,916	1,130,916	12.84	—
Former Manager	2018	5,320,000	5,320,000	15.57	—
Former Manager	2019	6,351,000	6,351,000	14.95	—
Former Manager	2020	1,619,739	1,619,739	16.30	—
Outstanding		14,423,655	14,423,655	$15.16
(A)Options expire on the tenth anniversary from date of grant.
(B)The exercise prices are subject to adjustment in connection with return of capital dividends.
(C)1,000 options were granted in 2016 and 1,000 were granted in 2021.

As of December 31, 2025 and 2024, there were 14,423,655 options outstanding with a weighted-average exercise price of $15.16. There were no options granted, exercised or expired during the year ended December 31, 2025.

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
(dollars in tables in thousands, except share and per share data)

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

	December 31,
	2025	2024	2023
Risk-free interest rate	3.5%	4.2%	4.2%
Expected term to monetization event (in years)	2.7	3.7	4.7
Volatility	37.2%	42.0%	44.2%
Discount for lack of marketability(A)	13.6%	17.5%	20.2%
(A)The discount for lack of marketability was applied based on the Finnerty Model.

The table below summarizes the LTIP Profit Units granted, forfeited or vested under the LTIP during the year ended December 31, 2025:

	Number of Shares / Units	Weighted-Average Grant-Date Fair Value
Unvested Shares at December 31, 2024	521,000	$65.87
Granted	34,000	50.15
Vested	—	—
Forfeited	(8,000)	65.52
Unvested Shares at December 31, 2025	547,000	$64.89

The weighted-average grant-date fair value of LTIP Profit Units granted was $50.15, $63.34 and $66.03 for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, total unrecognized compensation expense related to LTIP Profit Units was $48.6 million, with a weighted-average amortization period of 2.1 years. No LTIP Profit Units vested for the years ended December 31, 2025, 2024 and 2023. The liability related to the Company’s liability-classified LTIP Profit Units was $17.6 million and $7.6 million as of December 31, 2025 and 2024, respectively, and is included in accrued expenses and other liabilities in the consolidated balance sheets.

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

In February 2025, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2025 through December 31, 2025. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the year ended December 31, 2025, the Company did not repurchase any shares of its common stock and redeemed 2,000,000 shares of its 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) for $50.0 million at a redemption price equal to $25.00 per share plus accumulated and unpaid distributions.

On September 24, 2024, in a public offering, Rithm Capital issued 30.0 million shares of its common stock, par value of $0.01 per share, for gross proceeds of $340.2 million, before deducting estimated offering costs.

On August 5, 2022, Rithm Capital entered into a Distribution Agreement (as amended by that Amendment No. 1 to the Distribution Agreement, dated August 1, 2025) to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $500.0 million, from time to time, through an “at-the-market” equity offering program (the “2022 ATM Program”). On September 22, 2025, to replace the 2022 ATM Program, Rithm Capital entered into a Distribution Agreement to sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time, through an “at-the-market” equity offering program (the “2025 ATM Program” and, together with the 2022 ATM Program, the “ATM Program”). During the year ended December 31, 2025, 32.9 million shares of common stock were issued under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	December 31,		December 31,		Issuance Discount	December 31,		Year Ended December 31,
Series(B)	2025	2024	2025	2024		2025	2024	2025	2024	2023
Series A, issued July 2019(D)(G)(I)	4,200,068	6,200,068	$105,002	$155,002	3.15%	$99,822	$149,822	$2.60	$2.33	$1.88
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	2.55	2.26	1.78
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	2.38	1.59	1.59
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	1.75	1.75	1.75
Series E, 8.75% issued September 2025(F)	7,600,000	—	190,000	—	3.15%	183,536	—	0.85	—	—
Total	57,564,122	51,964,122	$1,439,104	$1,299,104		$1,390,790	$1,257,254	$10.13	$7.93	$7.00
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, the Series A, Series B, Series C, Series D and Series E are convertible to shares of common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on the Series A and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”) accumulate at a floating rate. For the fourth quarter 2025 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(H)Effective February 15, 2025, dividends on the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the fourth quarter 2025 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on the redemption date of March 28, 2025.

On December 18, 2025, Rithm Capital’s board of directors declared fourth quarter 2025 preferred dividends of $0.63 per share of Series A, $0.62 per share of Series B, $0.58 per share of Series C, $0.44 per share of the Company’s 7.000% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) and $0.85 per share of the Company’s 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock (the “Series E”), or approximately $4.2 million, $7.0 million, $9.2 million, $8.2 million and $6.5 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 17, 2023	April 2023	$0.25	$120.8
June 23, 2023	July 2023	0.25	120.8
September 14, 2023	October 2023	0.25	120.8
December 12, 2023	January 2024	0.25	120.8
March 20, 2024	April 2024	0.25	120.9
June 18, 2024	July 2024	0.25	122.4
September 20, 2024	November 2024	0.25	129.9
December 16, 2024	January 2025	0.25	130.2
March 21, 2025	April 2025	0.25	132.5
June 18, 2025	July 2025	0.25	132.6
September 17, 2025	October 2025	0.25	138.5
December 18, 2025	January 2026	0.25	139.0

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

The following table summarizes the basic and diluted EPS calculations:

	Year Ended December 31,
	2025	2024	2023
Net Income	$718,092	$941,492	$630,674
Non-controlling interests in income of consolidated subsidiaries	8,820	9,989	8,417
Redeemable non-controlling interests in income of consolidated subsidiaries	12,215	—	—
Net Income Attributable to Rithm Capital Corp.	697,057	931,503	622,257
Change in redemption value of redeemable non-controlling interests	15,611	—	—
Dividends on preferred stock	114,246	96,456	89,579
Net Income Attributable to Common Stockholders	$567,200	$835,047	$532,678

Basic weighted average shares of common stock outstanding	537,879,037	495,479,956	481,934,951
Effect of Dilutive Securities(A)(B):
Stock options	134	108	192,388
Common stock purchase warrants	—	—	1,112,943
Restricted stock	43,355	185,678	223,998
Time-based RSU awards	2,991,663	1,980,499	174,554
Performance-based RSU awards	2,605,642	1,444,503	77,881
Time-based Class B Profit Units	715,543	197,900	—
Performance-based Class B Profit Units	1,856,117	309,026	—
Diluted Weighted Average Shares of Common Stock Outstanding	546,091,491	499,597,670	483,716,715

Basic Earnings per Share Attributable to Common Stockholders	$1.05	$1.69	$1.11
Diluted Earnings per Share Attributable to Common Stockholders	$1.04	$1.67	$1.10
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

25. INCOME TAXES

The following table shows income (loss) before income tax expense (or benefit) disaggregated between domestic and foreign:

	Year Ended December 31,
	2025	2024	2023
Income from domestic operations before income tax	$767,073	$1,210,811	$733,316
Income (loss) from foreign operations before income tax	39,310	(2,002)	19,517
Income before Income Taxes	$806,383	$1,208,809	$752,833

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$10,813	$1,283	$5,030
State and local	1,889	1,897	416
Foreign	15,241	9,735	377
Total current income tax expense	27,943	12,915	5,823
Deferred:
Federal	16,170	174,306	76,380
State and local	42,986	80,917	39,430
Foreign	1,192	(821)	526
Total deferred income tax expense	60,348	254,402	116,336
Total Income Tax Expense	$88,291	$267,317	$122,159

Total income taxes paid (net of refunds) consists of the following:

	Year Ended December 31,
	2025	2024	2023
U.S. federal	$9,881	$1,850	$—(A)
U.S. state and local:
New York State	—(A)	—(A)	380
New York City	—(A)	1,467	395
Pennsylvania	—(A)	—(A)	400
Other	91	287	1,255
Foreign:
United Kingdom	5,620	8,515	4,094
Other	205	59	—(A)
Total	$15,797	$12,178	$6,524
(A)Jurisdiction is below the threshold for the period presented.

Rithm Capital has qualified as a REIT for each of its tax years through December 31, 2025. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including Origination and Servicing, Asset Management and portions of the Investment Portfolio, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable. Refer to Note 4 for further details.

The decrease in income tax expense for the year ended December 31, 2025 is primarily driven by deferred tax benefits resulting from changes in the fair value of MSRs and loans held within taxable entities, offset by income generated by the Origination and Servicing and Asset Management segments as well as deferred tax expense generated from increased valuation allowances on definite-lived deferred tax assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The increase in income tax expense for the year ended December 31, 2024 is primarily driven by current and deferred tax expense resulting from changes in the fair value of MSR and loans held within taxable entities, offset by income generated by the Origination and Servicing and Asset Management segments.

As part of the Crestline acquisition, Rithm Capital acquired a net deferred tax asset of $6.3 million, primarily composed of deferred tax assets related to insurance reserves. As of December 31, 2025, Crestline recorded a deferred tax asset of $6.4 million, which is reported within other assets in the consolidated balance sheets. As of December 31, 2025, Rithm Capital recorded a net deferred tax liability of $849.4 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, loans and swaps held within taxable entities, offset by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets.

The difference between Rithm Capital’s reported provision for income taxes and the U.S. federal statutory rate of 21.0% is as follows:

	December 31,
	2025		2024		2023
U.S. federal statutory tax	$169,340	21.00%	$253,850	21.00%	$158,095	21.00%
State and local income tax, net of federal benefit(A)(B)(C)	820	0.10%	38,949	3.22%	15,550	2.07%
Foreign tax effects	(3,777)	(0.47)%	16,103	1.33%	(1,944)	(0.26)%
Effect of changes in tax laws or rates enacted in current year	32,246	4.00%	32,919	2.72%	8,656	1.15%
Effect of cross-border tax laws	—	—%	—	—%	—	—%
Tax Credits:
Foreign tax credits	(11,350)	(1.41)%	(9,139)	(0.76)%	—	—%
Changes in valuation allowances	40,257	4.99%	6,923	0.57%	3,535	0.47%
Non-taxable or Non-deductible Items:
REIT income not subject to tax(D)	(155,786)	(19.32)%	(81,872)	(6.77)%	(67,420)	(8.96)%
Non-deductible compensation	12,377	1.53%	—	—%	—	—%
Other non-taxable or non-deductible items	(1,025)	(0.13)%	7,464	0.62%	2,326	0.31%
Changes in unrecognized tax benefits:
United Kingdom	11,350	1.41%	—	—%	—	—%
Other	(6,161)	(0.76)%	2,120	0.18%	3,361	0.45%
Total Provision	$88,291	10.94%	$267,317	22.11%	$122,159	16.23%
(A)State taxes in California, New York State and New York City made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025.
(B)State taxes in California, New York State, New York City and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2024.
(C)State taxes in California, New York State, New York City, Florida and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2023.
(D)The effective tax rate attributable to REIT income not subject to tax is driven by the mix of earnings within the REIT and TRSs, which can vary significantly year over year.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are presented below:

	December 31,
	2025	2024
Deferred Tax Assets:
Net operating losses and tax credit carryforwards(A)	$281,017	$226,781
Basis differences related to assets and investments	48,635	77,985
Goodwill	176,741	186,027
Fixed asset depreciation	12,297	19,658
Accrued expenses	72,996	58,467
Other	9,075	4,204
Total deferred tax assets	600,761	573,122
Less: valuation allowance	(73,828)	(34,784)
Net deferred tax assets	526,933	538,338

Deferred Tax Liabilities:
Mortgage servicing rights	(1,304,467)	(1,239,428)
Basis differences related to assets and investments	(65,444)	(81,369)
Other	—	(3,682)
Total deferred tax liability	(1,369,911)	(1,324,479)

Net Deferred Tax Liabilities	$(842,978)	$(786,141)
(A)As of December 31, 2025, Rithm Capital’s TRSs had approximately $1.0 billion of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if and when it arises. Approximately $432.5 million of federal and state net operating losses are subject to an annual Internal Revenue Code Section 382 limitation. The federal and state net operating loss carryforwards will begin to expire between 2028 and 2042. The utilization of the net operating loss carryforwards to reduce future income taxes will depend on the TRSs’ ability to generate sufficient taxable income prior to the expiration of the carryforward period.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. During the year ended December 31, 2025, the Company increased the valuation allowance on definite-lived deferred tax assets by $39.0 million, including federal and state net operating losses and foreign tax credits. The change was driven primarily by changes to taxable income forecasts. The valuation allowance as of December 31, 2025 was $73.8 million.

The following table presents changes in the Company’s deferred tax asset valuation allowance for the periods indicated:

Balance at December 31, 2023	$34,563
Net change	221
Balance at December 31, 2024	34,784
Net change	39,044
Balance at December 31, 2025	$73,828

Rithm Capital and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, Rithm Capital is no longer subject to tax examinations by tax authorities for tax years ended prior to December 31, 2022. Rithm Capital recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. As of December 31, 2025, Rithm Capital has no material uncertainties to be recognized. Rithm Capital does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Common stock distributions were taxable as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2025(A)	$1.00	100%	—%	—%
2024(B)	1.00	100%	—%	—%
2023(C)	1.25	100%	—%	—%
(A)The entire $0.25 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2025.
(B)The entire $0.25 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2024.
(C)The entire $0.25 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2023.

Series A Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2025(A)	$2.64	100%	—%	—%
2024(B)	2.12	100%	—%	—%
2023(C)	1.88	100%	—%	—%
(A)The entire $0.63 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026.
(B)The entire $0.68 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(C)The entire $0.47 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.
Series B Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2025(A)	$2.60	100%	—%	—%
2024(B)	2.04	100%	—%	—%
2023(C)	1.78	100%	—%	—%
(A)The entire $0.62 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026.
(B)The entire $0.67 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(C)The entire $0.45 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.

Series C Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2025(A)	$2.20	100%	—%	—%
2024(B)	1.59	100%	—%	—%
2023(C)	1.59	100%	—%	—%
(A)The entire $0.58 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026.
(B)The entire $0.40 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(C)The entire $0.40 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.

Series D Preferred stock distributions were as follows:

Year	Dividends per Share	Ordinary Income	Long-Term Capital Gain	Return of Capital
2025(A)	$1.75	100%	—%	—%
2024(B)	1.75	100%	—%	—%
2023(C)	1.75	100%	—%	—%
(A)The entire $0.44 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026.
(B)The entire $0.44 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025.
(C)The entire $0.44 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

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

Capital Commitments — As of December 31, 2025, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

•Mortgage Origination Reserves — Newrez currently originates, or has in the past originated, conventional, government-insured and non-conforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue non-conforming private label mortgage securitizations, while Newrez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of December 31, 2025, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $43.0 million and $4.0 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.2 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes is expected to begin in the third quarter of 2025. As of December 31, 2025, $24.0 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $1.8 billion of additional advances on existing mortgage loans as of December 31, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various commercial real estate projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of December 31, 2025, the Company has an unfunded capital commitment to fund up to $78.8 million on an existing loan to a certain commercial real estate borrower.

•Fund Commitments — As of December 31, 2025, the Company has unfunded capital commitments of $779.7 million, including certain funds managed by the Company, of which $41.4 million relates to commitments of consolidated funds. Approximately $131.2 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 8 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of December 31, 2025, the unfunded capital commitment to the consolidated joint venture was $86.4 million, of which $69.1 million is expected to be funded by the third-party.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At December 31, 2025, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Refer to Note 17 for further discussion of the Company’s debt obligations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Other Commitments and Contingencies —

•60 Wall Street Construction Guarantee — Paramount owns a 5.0% interest in 60 Wall Street. In connection with the modification and extension of the mortgage loan at 60 Wall Street, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, Paramount has provided the lender with certain guarantees, including a completion guarantee. Paramount has agreements with its joint venture partners that indemnifies it for the partner's share of guarantees that it has provided. In accordance with U.S. GAAP, the Company recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification it has received. As of December 31, 2025, the Company has a $12.4 million asset and liability, which are included as a component of other assets and accrued expenses and other liabilities, on the consolidated balance sheets.

•718 Fifth Avenue - Put Right — Paramount manages 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue, in New York, New York. A 50.0% tenancy-in-common interest in 718 Fifth Avenue is owned by its joint venture partner in 712 Fifth Avenue, that also owns a 50.0% interest in 712 Fifth Avenue. Paramount had granted its joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by the joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by the joint venture partner, Paramount will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

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

Management Agreements

In January 2024, Rithm Capital entered into a property management agreement with APM, an entity in which the Company has an ownership interest, to manage certain of the Company’s SFR properties. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Refer to Note 19 for additional details on the 2022-SFR2 Securitization.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

The Company earns substantially all of its management fees and incentive income from the funds and real estate joint ventures, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds and real estate joint ventures.

As of December 31, 2025, approximately $2.1 billion of the Company’s AUM represented investments by the Company, its current executive managing directors, employees and certain other related parties in Company managed funds and real estate joint ventures. As of December 31, 2025, approximately 71.7% of this AUM is not charged management fees or incentive fees.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to Sculptor for these expenses and amounts due from Rithm Property Trust, to the extent the expenses were incurred by the Manager. Due from related parties is presented within other assets on the consolidated balance sheets.

Investments in Funds

In the first quarter of 2022, Sculptor closed on a $350.0 million structured alternative investment solution, a collateralized financing vehicle that invests in various open-ended and closed-ended funds managed by Sculptor. Sculptor invested approximately $127.8 million in the vehicle and the vehicle is consolidated in the Company’s consolidated financial statements. See Note 18 and Note 19 for additional details on the structured alternative investment solution.

In the second quarter of 2024, Sculptor launched Sculptor Loan Financing Partners, a CLO equity investment platform to manage investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. As of December 31, 2025, the Company invested $132.7 million in the vehicle and the vehicle is consolidated on the Company’s consolidated financial statements. See Note 18 and Note 19 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interests in certain funds managed by the Company for approximately $74.6 million. See Note 26 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 19 and 26 for additional details.

During the third quarter of 2025, the Company entered into a strategic investment partnership, managed by the Company, with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary, Genesis. The Company invested $4.7 million in the partnership it consolidates. See Note 19 for additional details.

Investments in Loan Securitizations

The Company retains beneficial interests in loan securitization trusts that it sponsors. Refer to Note 19 for additional details.

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

Commercial Real Estate Joint Ventures

In connection with the Paramount acquisition in the fourth quarter of 2025, the Company consolidates certain real estate joint ventures that hold commercial real estate properties, which the Company manages. These joint ventures are indirectly consolidated through the Aggregators. See Note 19 for additional information.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Transactions with Rithm Property Trust

On June 11, 2024, RCM Manager, a subsidiary of Rithm Capital, entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment to the Management Agreement, dated as of October 18, 2024, the “Rithm Property Trust Management Agreement”), by and between RCM Manager and Rithm Property Trust, to serve as Rithm Property Trust’s external manager. On December 30, 2025, Rithm Property Trust effected a one-for-six reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. As of December 31, 2025, Rithm Capital holds 0.5 million shares of Rithm Property Trust common stock with a fair value of $9.1 million, equal to 7.3% of the outstanding shares of Rithm Property Trust common stock. In addition, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 0.5 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, for $10.0 million of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share.

Pursuant to the Rithm Property Trust Management Agreement, RCM Manager implements and manages Rithm Property Trust’s business strategy, investment activities and day-to-day operations subject to oversight by Rithm Property Trust’s board of directors. Additionally, the Company’s Chief Executive Officer currently serves as Rithm Property Trust’s Chief Executive Officer and a member of the board of directors of Rithm Property Trust. The Company’s Chief Executive Officer does not receive any compensation from Rithm Property Trust for his role either as Chief Executive Officer or a member of the board of directors.

Rithm Property Trust pays all of its costs and expenses and reimburses RCM Manager (to the extent incurred by RCM Manager) on a monthly basis for the costs and expenses of providing services under the Rithm Property Trust Management Agreement, including reimbursing RCM Manager or its affiliates, as applicable, for the Company’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) RCM Manager’s personnel serving as Rithm Property Trust’s chief financial officer based on the percentage of his or her time spent managing the Rithm Property Trust's affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of RCM Manager and its affiliates who spend all or a portion of their time managing Rithm Property Trust's affairs.

During the first quarter of 2024 (prior to the Company acting as an external manager to Rithm Property Trust), the Company acquired a pool of performing and non-performing residential mortgage loans with an UPB of $245.3 million from Rithm Property Trust.

Further, during the second quarter of 2024, Newrez assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of December 31, 2025, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $21.2 million.

During the first quarter of 2025, the Company entered into a consolidated joint venture with Rithm Property Trust to fund a certain mortgage note receivable in the amount of $35.0 million, with each party contributing $17.5 million.

In connection with the Paramount Acquisition, Rithm Property Trust acquired an indirect 3.9% interest in the Company’s subsidiaries, the Aggregators, which indirectly own a portfolio of the commercial real estate properties acquired in the Paramount Acquisition. Rithm Property Trust made an aggregate cash contribution to the Aggregators in the amount of $50.0 million, with the commitment to make, under certain circumstances, additional cash capital contributions of up $7.5 million, in the aggregate, in exchange for additional limited partnership interest in the Aggregators.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

Transactions with Rithm Perpetual Life Residential Trust (R-HOME)

Pursuant to an advisory agreement entered into during the fourth quarter of 2025, the Rithm Advisers provide investment management services to R-HOME, including the management of R-HOME’s business strategy, investment activities and day-to-day operations, subject to the oversight of R-HOME’s board of trustees. In exchange, the Rithm Advisers receive management fees and performance fees. In addition, the Company holds a 5% interest in R-HOME through Class E common shares. Additionally, the Company’s Chief Executive Officer currently serves as R-HOME’s Chief Executive Officer, Co-Chief Investment Officer and a member of the board of trustees of R-HOME. The Company’s Chief Executive Officer does not receive any compensation from R-HOME for his role as Chief Executive Officer, Co-Chief Investment Officer or a member of the board of trustees.

R-HOME pays all of its costs and expenses and reimburses the Rithm Advisers (to the extent incurred by the Rithm Advisers) on a monthly basis for the costs and expenses of providing services under its advisory agreement, including reimbursing for R-HOME’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Rithm Advisers’ personnel serving as R-HOME’s chief financial officer and chief legal officer based on the percentage of such personnel’s time spent managing R-HOME’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel who spend all or a portion of their time managing R-HOME's affairs.

Additionally, in the fourth quarter of 2025, the Company transferred $261.4 million of UPB of certain RTLs and residential mortgage loans to R-HOME, for an aggregate purchase price of approximately $266.4 million.Following the transfer, the Company derecognized the loans from its consolidated balance sheet. The Company, through its subsidiaries Newrez and Genesis, continues to service the transferred loans pursuant to a servicing agreement. For RTLs held by R-HOME, Genesis is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), and such fee is payable monthly in arrears. For residential mortgage loans held by R-HOME, Newrez is entitled to receive a flat monthly servicing fee of $7.00 per loan, plus additional fees if the borrower is delinquent with payment.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 16 for additional details.

28. SUBSEQUENT EVENTS

These financial statements include a discussion of material events that have occurred subsequent to December 31, 2025 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On January 13, 2026, Rithm Capital priced its underwritten public offering of 10,000,000 shares of its 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F”), with a liquidation preference of $25.00 per share for net proceeds of approximately $242.1 million. The offering closed on January 21, 2026. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,500,000 shares of the Series F.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Crestline and Paramount, which the Company acquired on December 1, 2025 and on December 19, 2025, respectively, each as discussed in Note 3 to the consolidated financial statements. The Company has included the financial results of these acquisitions in the consolidated financial statements from the respective date of acquisition. The Company noted that prior to the Paramount Acquisition, Paramount was a public company subject to an evaluation of internal control over financial reporting and therefore already had a controlled process in place. The Company noted no significant changes between the each of the acquisition dates and year end. Total revenue and net income subject to each of Crestline’s and Paramount’s internal control over financial reporting are not material given the short period of time between the acquisition dates and year end. Total assets subject to Crestline’s and Paramount’s internal control over financial reporting represented approximately 2.6% and 11.1% of the Company’s consolidated total assets, respectively, and, stockholders’ equity in Rithm Capital Corp. subject to Crestline’s and Paramount’s internal control over financial reporting represented approximately 3.7% and 14.6% of the Company’s consolidated stockholders’ equity in Rithm Capital Corp., respectively, as of December 31, 2025.

Based on our assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of Item 8. “Consolidated Financial Statements.”

Changes in Internal Control Over Financial Reporting

Except for the Crestline and Paramount acquisitions discussed above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, the following officers adopted a “Rule 10b5-1 trading arrangement” as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c) under the Exchange Act:
•On November 12, 2025, Nicola Santoro, Jr., Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to (i) 29,814 shares of our common stock and (ii) all of the net shares resulting from the vesting of 28,952 restricted stock units, in each case, subject to certain conditions. Net shares are net of shares withheld to cover tax withholding obligations at the time of vesting. The arrangement’s expiration date is February 26, 2027.
•On November 26, 2025, David Zeiden, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 18,434 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is February 26, 2027.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Any information required by this Item 10 is incorporated by reference to our definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the fiscal year ended December 31, 2025 (our “Definitive Proxy Statement”) under the headings “Proposal No. 1 Election of Directors” and “Executive Officers.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Definitive Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners.”

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

PART IV

ITEM 15. EXHIBITS; FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1.The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
2.The following financial statement schedules should be read in conjunction with the financial statements included:
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025, 2024 and 2023.
(b) Exhibits filed with this Form 10-K:

Exhibit Number	Exhibit Description

2.1§	Agreement and Plan of Merger, dated as of September 17, 2025, by and among Rithm Capital Corp., Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 17, 2025)

2.2§	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2025, by and among the Company, Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)

3.1	Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 17, 2014)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.1 to Rithm Capital Corp.’s Current Report on Form 8-K, filed August 2, 2022)

3.4	Amended and Restated Bylaws of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 2, 2022)

3.5	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-A, filed July 2, 2019)

3.6	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed August 15, 2019)

3.7	Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.6 to the Company’s Form 8-A, filed February 14, 2020)

3.8
Certificate of Designations of Rithm Capital Corp. (formerly New Residential Investment Corp.), designating the Company’s 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.7 to the Company’s Form 8-A, filed September 17, 2021)

3.9	Certificate of Designations of Rithm Capital Corp., designating the Company’s 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.9 to the Company’s Form 8-A, filed on September 25, 2025)

3.10	Certificate of Designations of Rithm Capital Corp., designating the Company’s 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.10 to the Company’s Form 8-A, filed on January 21, 2026)

4.1	Specimen Series A Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed July 2, 2019)

4.2	Specimen Series B Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed August 15, 2019)

4.3	Specimen Series C Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed February 14, 2020)

4.4
Specimen Series D Preferred Stock Certificate of Rithm Capital Corp. (formerly New Residential Investment Corp.) (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A, filed September 17, 2021)

4.5	Specimen Series E Preferred Stock Certificate of Rithm Capital Corp. (incorporated by reference to Exhibit 4.1 on Form 8-A on September 25, 2025)

4.6	Specimen Series F Preferred Stock Certificate of Rithm Capital Corp. (incorporated by reference to Exhibit 4.1 on Form 8-A on January 21, 2026)

4.7	Form of Debt Securities Indenture (including Form of Debt Security) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, filed May 16, 2014)

4.8	Indenture, dated as of September 16, 2020, between Rithm Capital Corp. (formerly New Residential Investment Corp.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.9	Form of Rithm Capital Corp.’s (formerly New Residential Investment Corp.) 6.250% senior unsecured notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed September 16, 2020)

4.10	Indenture, dated as of March 19, 2024, between Rithm Capital Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 19, 2024)

4.11	Form of Rithm Capital Corp.’s 8.000% senior unsecured notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 19, 2024)

4.12	Indenture, dated as of June 20, 2025, between Rithm Capital Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 20, 2025)

4.13	Form of Rithm Capital Corp.’s 8.000% senior unsecured notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8K, filed June 20, 2025)

4.14*	Description of Securities Registered under Section 12 of the Exchange Act

10.1+	Form of Indemnification Agreement by and between Rithm Capital Corp. and its directors and officers (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

10.2+	Rithm Capital Corp. 2023 Omnibus Incentive Plan, adopted as of May 25, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2023)

10.3+	Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Award Plan, adopted as of April 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2013)

10.4+	Amended and Restated Rithm Capital Corp. (formerly New Residential Investment Corp.) Nonqualified Stock Option and Incentive Plan, adopted as of November 4, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.5+	Amended and Restated Rithm Capital Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of February 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.6	Investment Guidelines (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to New Residential Investment Corp.’s Registration Statement on Form 10, filed April 9, 2013)

10.8+	Employment Agreement, dated as of June 17, 2022, by and between Rithm Capital Corp. (formerly New Residential Investment Corp.) and Michael Nierenberg (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.9+	First Amendment to Employment Agreement, dated as of March 15, 2024, by and between Rithm Capital Corp. and Michael Nierenberg (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2024)

10.10+	Offer Letter, dated as of August 1, 2022, by and between Rithm Capital Corp. and Nicola Santoro, Jr. (incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.12+	Offer Letter, dated as of April 26, 2024, by and between Rithm Capital Corp. and David Zeiden (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.13+	Rithm Capital Management LLC Long Term Incentive Plan, adopted as of February 23, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 27, 2024)

19.1	Rithm Capital Corp. Insider Trading Compliance Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K for the year ended December 31, 2024)

21.1*	List of Subsidiaries of Rithm Capital Corp.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Rithm Capital Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2023)

101*
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted.
*	Exhibit filed herewith.
**	Exhibit furnished herewith.
§	Schedules (or similar attachments) have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the SEC upon request.

RITHM CAPITAL CORP.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
(Amounts in thousands)
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount Carried at Close of Period			Accumulated Depreciation and Amortization	Date of Construction / Renovation	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Description	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total(1)
1633 Broadway	$1,250,000	$446,247	$599,319	$—	$953	$446,247	$600,272	$1,046,519	$(1,132)	1971 / 2015	12/19/2025	5 to 40 Years
1301 Avenue of Americas	900,000	334,861	587,851	—	—	334,861	587,851	922,712	(951)	1963 / 2023	12/19/2025	5 to 40 Years
31 West 52nd Street	500,000	178,599	263,760	—	—	178,599	263,760	442,359	(360)	1987 / 2019	12/19/2025	5 to 40 Years
1325 Avenue of the Americas	250,000	133,825	156,262	—	171	133,825	156,433	290,258	(338)	1989 / 2019	12/19/2025	5 to 40 Years
900 Third Avenue	120,000	75,887	89,149	—	—	75,887	89,149	165,036	(181)	1983 / 2023	12/19/2025	5 to 40 Years
Total New York	3,020,000	1,169,419	1,696,341	—	1,124	1,169,419	1,697,465	2,866,884	(2,962)
One Market Plaza	850,000	400,377	382,925	—	—	400,377	382,925	783,302	(635)	1976 / 2016	12/19/2025	5 to 40 Years
300 Mission Street	232,050	88,053	110,989	—	—	88,053	110,989	199,042	(219)	1968 / 2020	12/19/2025	5 to 40 Years
One Front Street	—	64,020	109,294	—	222	64,020	109,516	173,536	(191)	1979	12/19/2025	5 to 40 Years
Total San Francisco	1,082,050	552,450	603,208	—	222	552,450	603,430	1,155,880	(1,045)
Other	833,098	206,152	759,716	—	163,496	206,152	923,212	1,129,364	(109,877)	N/A	N/A	N/A
Total	$4,935,148	$1,928,021	$3,059,265	$—	$164,842	$1,928,021	$3,224,107	$5,152,128	$(113,884)
(1)The basis of the Company’s assets for tax purposes is approximately $523.6 million higher than the amount reported for financial statement purposes.

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Real Estate:
Beginning balance	$1,139,777	$1,069,475	$1,016,412
Acquisitions	4,060,386	102,393	68,368
Additions during the year:
Buildings and improvements	18,710	13,077	20,630
Assets sold and written-off	(66,745)	(45,168)	(35,935)
Ending balance	$5,152,128	$1,139,777	$1,069,475
Accumulated Depreciation:
Beginning balance	$83,584	$52,040	$24,779
Additions charged to expense	34,156	29,955	28,200
Accumulated depreciation related to assets sold and written-off	(3,856)	1,589	(939)
Ending balance	$113,884	$83,584	$52,040

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board, Chief Executive Officer and President

February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Nierenberg	By:	/s/ Nicola Santoro, Jr.
Michael Nierenberg		Nicola Santoro, Jr.
Chairman of the Board, Chief Executive Officer and President		Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Executive Officer)		(Principal Financial Officer)
February 18, 2026		February 18, 2026

By:	/s/ Kevin J. Finnerty	By:	/s/ David Saltzman
Kevin J. Finnerty		David Saltzman
Director		Director
February 18, 2026		February 18, 2026

By:	/s/ Peggy Hwan Hebard	By:	/s/ William Addas
Peggy Hwan Hebard		William Addas
Director		Director
February 18, 2026		February 18, 2026

By:	/s/ Patrice M. Le Melle	By:	/s/ Ranjit Kripalani
Patrice M. Le Melle		Ranjit Kripalani
Director		Director
February 18, 2026		February 18, 2026